Form 10-K
period 2012-12-31
COCA COLA CO
filed 2013-02-27
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of June 29, 2012, the last business day of the Registrant's most recently completed second fiscal quarter, was $167,103,981,811 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant's Common Stock as of February 25, 2013, was 4,456,717,996.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 24, 2013, are incorporated by reference in Part III.

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
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations as well as independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Of the approximately 57 billion beverage servings of all types consumed worldwide every day, beverages bearing trademarks owned by or licensed to us account for more than 1.8 billion servings.
We believe that our success depends on our ability to connect with consumers by providing them with a wide variety of options to meet their desires, needs and lifestyle choices. Our success further depends on the ability of our people to execute effectively, every day.
Our goal is to use our Company's assets — our brands, financial strength, unrivaled distribution system, global reach, and the talent and strong commitment of our management and associates — to become more competitive and to accelerate growth in a manner that creates value for our shareowners.
We were incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892.

Acquisition of Coca-Cola Enterprises Inc.'s Former North America Business and Related Transactions
On October 2, 2010, we acquired the former North America business of Coca-Cola Enterprises Inc. ("CCE"), one of our major bottlers, consisting of CCE's production, sales and distribution operations in the United States, Canada, the British Virgin Islands, the United States Virgin Islands and the Cayman Islands, and a substantial majority of CCE's corporate segment. CCE shareowners other than the Company exchanged their CCE common stock for common stock in a new entity named Coca-Cola Enterprises, Inc. ("New CCE"), which, after the closing of the transaction, continued to hold the European operations that had been held by CCE prior to the acquisition. The Company does not have any ownership interest in New CCE. Upon completion of the CCE transaction, we combined the management of the acquired North America business with the management of our existing foodservice business; Minute Maid and Odwalla juice businesses; North America supply chain operations; and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments ("CCR"). In addition, we reshaped our remaining Coca-Cola North America ("CCNA") operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths.
In contemplation of the closing of our acquisition of CCE's former North America business, we reached an agreement with Dr Pepper Snapple Group, Inc. ("DPS") to distribute certain DPS brands in territories where DPS brands had been distributed by CCE prior to the CCE transaction. Under the terms of our agreement with DPS, concurrently with the closing of the CCE transaction, we entered into license agreements with DPS to distribute Dr Pepper trademark brands in the United States, Canada Dry in the Northeastern United States, and Canada Dry and C' Plus in Canada, and we made a net one-time cash payment of $715 million to DPS. Under the license agreements, the Company agreed to meet certain performance obligations to distribute DPS products in retail and foodservice accounts and vending machines. The license agreements have initial terms of 20 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements. The license agreements replaced agreements between DPS and CCE existing immediately prior to the completion of the CCE transaction. In addition, we entered into an agreement with DPS to include Dr Pepper and Diet Dr Pepper in our Coca-Cola Freestyle fountain dispensers in certain outlets throughout the United States. The Coca-Cola Freestyle agreement has a term of 20 years.
On October 2, 2010, we sold all of our ownership interests in Coca-Cola Drikker AS (the "Norwegian bottling operation") and Coca-Cola Drycker Sverige AB (the "Swedish bottling operation") to New CCE for $0.9 billion in cash. In addition, in connection with the acquisition of CCE's former North America business, we granted to New CCE the right to negotiate the acquisition of our majority interest in our German bottler at any time from 18 to 39 months after February 25, 2010, at the then current fair value and subject to terms and conditions as mutually agreed.
Operating Segments
The Company's operating structure is the basis for our internal financial reporting. As of December 31, 2012, our operating structure included the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups":

•	Eurasia and Africa

•	Europe

•	Latin America

•	North America

•	Pacific

•	Bottling Investments

•	Corporate
Our North America operating segment includes CCE's former North America business we acquired on October 2, 2010. Effective January 1, 2013, we transferred our India and Southwest Asia business unit from the Eurasia and Africa operating segment to the Pacific operating segment.
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

•
"Company Trademark Beverages" means beverages bearing our trademarks and certain other beverage products bearing trademarks licensed to us by third parties for which we provide marketing support and from the sale of which we derive economic benefit; and

•
"Trademark Coca-Cola Beverages" or "Trademark Coca-Cola" means beverages bearing the trademark Coca-Cola or any trademark that includes Coca-Cola or Coke (that is, Coca-Cola, Diet Coke and Coca-Cola Zero and all their variations and line extensions, including Coca-Cola Light, caffeine free Diet Coke, Cherry Coke, etc.). Likewise, when we use the capitalized word "Trademark" together with the name of one of our other beverage products (such as "Trademark Fanta," "Trademark Sprite" or "Trademark Simply"), we mean beverages bearing the indicated trademark (that is, Fanta, Sprite or Simply, respectively) and all its variations and line extensions (such that "Trademark Fanta" includes Fanta Orange, Fanta Zero Orange, Fanta Apple, etc.; "Trademark Sprite" includes Sprite, Diet Sprite, Sprite Zero, Sprite Light, etc.; and "Trademark Simply" includes Simply Orange, Simply Apple, Simply Grapefruit, etc.).

Our Company markets, manufactures and sells:

•
beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups (we refer to this part of our business as our "concentrate business" or "concentrate operations"); and

•	finished sparkling and still beverages (we refer to this part of our business as our "finished product business" or "finished product operations").
Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations.
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
Our finished product operations consist primarily of the production, sales and distribution operations managed by CCR and our Company-owned or -controlled bottling and distribution operations. CCR is included in our North America operating segment, and our Company-owned or -controlled bottling and distribution operations are included in our Bottling Investments operating segment. Our finished product operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers, such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. In the United States, we authorize wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.
For information about net operating revenues and unit case volume related to our concentrate operations and finished product operations, respectively, refer to the heading "Our Business — General" in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report, which is incorporated herein by reference.
Most of our branded beverage products, particularly outside of North America, are manufactured, sold and distributed by independent bottling partners. However, from time to time we acquire or take control of bottling or canning operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. Owning such a controlling interest enables us to compensate for limited local resources; help focus the bottler's sales and marketing programs; assist in the development of the bottler's business and information systems; and establish an appropriate capital structure for the bottler. The Company-owned or -controlled bottling operations, other than those managed by CCR, are included in our Bottling Investments group.
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
The following are our most significant brands:

Coca-Cola	Fanta	Dasani	Minute Maid Pulpy
Diet Coke/Coca-Cola Light	Minute Maid	Glacéau Vitaminwater	Del Valle[3]
Coca-Cola Zero	Powerade	Georgia[1]	Ayataka[4]
Sprite	Aquarius	Simply[2]	I Lohas[5]

[1]	Georgia is primarily a coffee brand sold mainly in Japan.

[2]	Simply is a juice and juice drink brand sold in North America.

[3]	The Company manufactures, markets and sells juices and juice drinks under the Del Valle trademark through joint ventures with our bottling partners in Mexico and Brazil.

[4]	Ayataka is a green tea brand sold in Japan.

[5]	I Lohas is a water brand sold in Japan.
In addition, pursuant to master distribution and coordination agreements with Monster Beverage Corporation (“Monster”), we distribute certain Monster brands, primarily Monster Energy beverages, in designated territories in the United States and Canada, and certain of our bottlers distribute such Monster brands in designated U.S. and international territories. Pursuant to license agreements with DPS, we distribute certain DPS brands in designated territories in the United States and Canada. Prior to and during 2012, we also distributed Nestea products in the United States under a sublicense from a subsidiary of Nestlé S.A. ("Nestlé"), and in various other markets worldwide through Beverage Partners Worldwide ("BPW"), the Company's joint venture with Nestlé. The Nestea trademark is owned by Société des Produits Nestlé S.A. The Company and Nestlé terminated the sublicense agreement for Nestea in the United States and phased out the BPW joint venture in all territories other than markets in Europe, Canada, Australia, Hong Kong, Macau and Taiwan by the end of 2012.
In 2012, the Company invested in the beverage business of Aujan Industries Company J.S.C. ("Aujan"), one of the largest independent beverage companies in the Middle East. As a result of this transaction, the Company acquired 50 percent of the Aujan entity that holds the rights to Aujan-owned brands, including Rani, a juice brand, and Barbican, a flavored malt beverage brand, in certain territories.
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
During 2012, our Company introduced a variety of new brands, brand extensions and new beverage products. The Company launched Fuze Tea, a new international tea brand, in 24 countries. In the Latin America group, leveraging our existing portfolio, we launched Andina Del Valle Sabores Caseros, a juice nectar targeted to capture the homemade juice category, in Chile and two extension flavors of Del Valle juice (Del Valle Maracuyá & Nada and Del Valle Limón & Nada) in Brazil. The introduction of the new Fuze Tea brand in the Latin America group was successful, and we captured consumer brand preference in key countries such as Chile, Mexico, Costa Rica, Colombia, Ecuador and El Salvador. In addition, we launched Glacéau Vitaminwater in Chile and Colombia, and launched Blak Coffee in Costa Rica and Colombia. In the Pacific group, we launched Fuze Tea, a fruit-flavored black tea beverage, in Korea and Mongolia. In China, we introduced a new 300 mL PET pack for Coca-Cola, Fanta and Sprite sparkling beverages, and Guo Qing Xin, a fruit-flavored beverage, under the Minute Maid brand. In Japan, we introduced Mate Cha, a mate tea inspired by the traditional South American tea drink. In the Europe group, we were very active on product launches containing stevia, a non-nutritive sweetener. Numerous tea formulations under the Nestea brand were rolled out across the European continent, while in France and Switzerland a new Sprite containing 30 percent less sugar was made possible through the use of stevia.
In furtherance of our commitments to sustainability and innovation, our PlantBottle™ packaging technology, which is PET plastic that contains up to 30 percent renewable material from plants, is becoming more widely used around the world. By the end of 2012, we had distributed nearly 13 billion PlantBottle packages in 24 countries. Also, in 2012, we continued expansion of Coca-Cola Freestyle, our revolutionary fountain dispenser that offers over 100 drink choices at the touch of a button, to thousands of outlets across the United States and internationally.
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
Distribution System and Bottler's Agreements
We make our branded beverage products available to consumers in more than 200 countries through our network of Company-owned or -controlled bottling and distribution operations as well as independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Consumers enjoy finished beverage products bearing our trademarks at a rate of more than 1.8 billion servings each day. We continue to expand our marketing presence and increase our unit case volume in developed, developing and emerging markets. Our strong and stable system helps us to capture growth by manufacturing, distributing and marketing existing, enhanced and new innovative products to our consumers throughout the world.
The Coca-Cola system sold approximately 27.7 billion, 26.7 billion and 25.5 billion unit cases of our products in 2012, 2011 and 2010, respectively. The number of unit cases sold in 2012 does not include BPW unit case volume for those countries in which BPW was phased out in 2012, nor does it include unit case volume of products distributed in the United States under a sublicense from a subsidiary of Nestlé which terminated at the end of 2012. Sparkling beverages represented approximately 75 percent, 75 percent and 76 percent of our worldwide unit case volume for 2012, 2011 and 2010, respectively. Trademark Coca-Cola Beverages accounted for approximately 48 percent, 49 percent and 50 percent of our worldwide unit case volume for 2012, 2011 and 2010, respectively.
In 2012, unit case volume in the United States ("U.S. unit case volume") represented approximately 19 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume for 2012, approximately 70 percent was attributable to sparkling beverages and approximately 30 percent to still beverages. Trademark Coca-Cola Beverages accounted for approximately 48 percent of U.S. unit case volume for 2012.

Unit case volume outside the United States represented approximately 81 percent of the Company's worldwide unit case volume for 2012. The countries outside the United States in which our unit case volumes were the largest in 2012 were Mexico, China, Brazil and Japan, which together accounted for approximately 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume for 2012, approximately 76 percent was attributable to sparkling beverages and approximately 24 percent to still beverages. Trademark Coca-Cola Beverages accounted for approximately 48 percent of non-U.S. unit case volume for 2012.
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

Bottler's Agreements Within the United States
During the year ended December 31, 2012, CCR, our bottling and customer service organization for North America, manufactured, sold and distributed approximately 88 percent of our unit case volume in the United States. The discussion below regarding the terms of Bottler's Agreements and other contracts relates to Bottler's Agreements and contracts for territories in the United States that are not covered by CCR.
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
Certain of the Bottler's Agreements for cola-flavored sparkling beverages in effect in the United States give us complete flexibility to determine the price and other terms of sale of concentrates and syrups for Company Trademark Beverages. In some instances, we have agreed or may in the future agree with a bottler with respect to concentrate pricing on a prospective basis for specified time periods. Certain Bottler's Agreements, entered into prior to 1987, provide for concentrates or syrups for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages to be priced pursuant to a stated formula. Bottlers that accounted for approximately 5.6 percent of total unit case volume in the United States in 2012 have contracts for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages with pricing formulas that generally provide for a baseline price. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. Bottlers that accounted for approximately 0.3 percent of total unit case volume in the United States in 2012 operate under our oldest form of contract, which provides for a fixed price for Coca-Cola syrup used in bottles and cans. This price is subject to quarterly adjustments to reflect changes in the quoted price of sugar.
We have standard contracts with bottlers in the United States for the sale of concentrates and syrups for non-cola-flavored sparkling beverages and certain still beverages in bottles and cans, and, in certain cases, for the sale of finished still beverages in bottles and cans. All of these standard contracts give the Company complete flexibility to determine the price and other terms of sale.
In an effort to allow our Company and our bottling partners to grow together through shared value, aligned incentives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with bottling partners that produce and distribute most of our non-CCR unit case volume in the United States to develop and implement an incidence-based pricing model, primarily for sparkling beverages. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products are sold and package mix. We expect to use an incidence-based pricing model in 2013 with bottlers that produce and distribute most of our non-CCR unit case volume in the United States.
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

Promotions and Marketing Programs
In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing services or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottling or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist the bottlers. Likewise, in many instances, we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount of funds provided by our Company to bottlers, resellers or other customers of our Company's products, principally for participation in promotional and marketing programs, was $6.1 billion in 2012.
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
Our significant equity method investee bottlers include the following:

•	Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic")

•	Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA")

•	Coca-Cola Amatil Limited ("Coca-Cola Amatil")
Our ownership interest in Coca-Cola Hellenic was 23 percent as of December 31, 2012. Coca-Cola Hellenic has bottling and distribution rights, through direct ownership or joint ventures, in Armenia, Austria, Belarus, Bosnia-Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Estonia, the Former Yugoslav Republic of Macedonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Montenegro, Nigeria, Northern Ireland, Poland, Republic of Ireland, Romania, Russia, Serbia, Slovakia, Slovenia, Switzerland and Ukraine. Coca-Cola Hellenic estimates that the area in these 28 countries which it serves through its bottling and distribution rights has a combined population of 581 million people. In 2012, 47 percent of the unit case volume of Coca-Cola Hellenic consisted of Trademark Coca-Cola Beverages; 50 percent of its unit case volume consisted of other Company Trademark Beverages; and 3 percent of its unit case volume consisted of beverage products of Coca-Cola Hellenic or other companies.
Our ownership interest in Coca-Cola FEMSA was 29 percent as of December 31, 2012. Coca-Cola FEMSA is a Mexican holding company with bottling subsidiaries in a substantial part of central Mexico, including Mexico City and the southeast and northeast parts of Mexico; greater São Paulo, Campinas, Santos, the state of Matto Grosso do Sul, part of the state of Minas Gerais and part of the state of Goias in Brazil; central Guatemala; most of Colombia; all of Costa Rica, Nicaragua, Panama and Venezuela; and greater Buenos Aires, Argentina. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain 55 percent of the population of Mexico, 22 percent of the population of Brazil, 99 percent of the population of Colombia, 35 percent of the population of Guatemala, 100 percent of the populations of Costa Rica, Nicaragua, Panama and Venezuela, and 32 percent of the population of Argentina. In 2012, 60 percent of the unit case volume of Coca-Cola FEMSA consisted of Trademark Coca-Cola Beverages and 40 percent of its unit case volume consisted of other Company Trademark Beverages.
Our ownership interest in Coca-Cola Amatil was 29 percent as of December 31, 2012. Coca-Cola Amatil has bottling and distribution rights, through direct ownership or joint ventures, in Australia, New Zealand, Fiji, Papua New Guinea and Indonesia. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain 100 percent of the populations of Australia, New Zealand, Fiji and Papua New Guinea, and 98 percent of the population of Indonesia. In 2012, 44 percent of the unit case volume of Coca-Cola Amatil consisted of Trademark Coca-Cola Beverages; 42 percent of its unit case volume consisted of other Company Trademark Beverages; and 14 percent of its unit case volume consisted of beverage products of Coca-Cola Amatil or other companies.

Seasonality
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Competition
Our Company competes in the nonalcoholic beverage segment of the commercial beverage industry. The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies. These include companies that, like our Company, compete in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling beverages; various water products, including packaged, flavored and enhanced waters; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy and sports and other performance-enhancing drinks; dairy-based drinks; functional beverages; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and other than ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc. is one of our primary competitors. Other significant competitors include, but are not limited to, Nestlé, DPS, Groupe Danone, Kraft Foods Group, Inc., and Unilever. In certain markets, our competition includes beer companies. We also compete against numerous regional and local companies and, in some markets, against retailers that have developed their own store or private label beverage brands.
Competitive factors impacting our business include, but are not limited to, pricing, advertising, sales promotion programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment, and brand and trademark development and protection.
Our competitive strengths include leading brands with high levels of consumer acceptance; a worldwide network of bottlers and distributors of Company products; sophisticated marketing capabilities; and a talented group of dedicated associates. Our competitive challenges include strong competition in all geographic regions and, in many countries, a concentrated retail sector with powerful buyers able to freely choose among Company products, products of competitive beverage suppliers and individual retailers' own store or private label beverage brands.
Raw Materials
Water is a main ingredient in substantially all of our products. While historically we have not experienced significant water supply difficulties, water is a limited natural resource in many parts of the world, and our Company recognizes water availability, quality and sustainability, for both our operations and also the communities where we operate, as one of the key challenges facing our business.
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
Our Company sells a number of products sweetened with sucralose, a non-nutritive sweetener. We work closely with Tate & Lyle PLC, our primary sucralose supplier, to maintain continuity of supply, and we do not anticipate difficulties in obtaining our requirements. We also sell beverage products sweetened with a non-nutritive sweetener derived from the stevia plant. We do not anticipate difficulties sourcing stevia-based ingredients.

With regard to juice and juice drink products, juice and juice concentrate from various fruits, particularly orange juice and orange juice concentrate, are our principal raw materials. The citrus industry is subject to the variability of weather conditions. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice and orange juice concentrate throughout the industry. We source our orange juice and orange juice concentrate primarily from Florida and the Southern Hemisphere (particularly Brazil). Therefore, we typically have an adequate supply of orange juice and orange juice concentrate that meets our Company's standards.
Our Company-owned or consolidated bottling and canning operations and our finished product business also purchase various other raw materials including, but not limited to, PET resin, preforms and bottles; glass and aluminum bottles; aluminum and steel cans; plastic closures; aseptic fiber packaging; labels; cartons; cases; post-mix packaging; and carbon dioxide. We generally purchase these raw materials from multiple suppliers and historically have not experienced material shortages.
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
Governmental Regulation
Our Company is required to comply, and it is our policy to comply, with all applicable laws in the numerous countries throughout the world in which we do business. In many jurisdictions, compliance with competition laws is of special importance to us, and our operations may come under special scrutiny by competition law authorities due to our competitive position in those jurisdictions.
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
Employees
As of December 31, 2012 and 2011, our Company had approximately 150,900 and 146,200 employees, respectively, of which approximately 4,400 and 4,700, respectively, were employed by consolidated variable interest entities ("VIEs"). The increase in the total number of employees in 2012 was primarily due to the acquisition of bottling operations in Vietnam, Cambodia, Guatemala and the United States. As of December 31, 2012 and 2011, our Company had approximately 68,300 and 67,400 employees, respectively, located in the United States, of which approximately 500 and 600, respectively, were employed by consolidated VIEs.
Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2012, approximately 17,900 employees in North America were covered by collective bargaining agreements. These agreements typically have terms of three to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.
The Company believes that its relations with its employees are generally satisfactory.
Securities Exchange Act Reports
The Company maintains a website at the following address: www.coca-colacompany.com. The information on the Company's website is not incorporated by reference in this annual report on Form 10-K.
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
Consumers, public health officials and government officials are highly concerned about the public health consequences associated with obesity, particularly among young people. In addition, some researchers, health advocates and dietary guidelines are encouraging consumers to reduce consumption of sugar-sweetened beverages, including those sweetened with HFCS or other nutritive sweeteners. Increasing public concern about these issues; possible new taxes on sugar-sweetened beverages; additional governmental regulations concerning the marketing, labeling, packaging or sale of our beverages; and negative publicity resulting from actual or threatened legal actions against us or other companies in our industry relating to the marketing, labeling or sale of sugar-sweetened beverages may reduce demand for our beverages, which could adversely affect our profitability.

Water scarcity and poor quality could negatively impact the Coca-Cola system's production costs and capacity.
Water is the main ingredient in substantially all of our products and is needed to produce the agricultural ingredients on which our business relies. It is also a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing pollution, poor management and climate change. As demand for water continues to increase around the world, and as water becomes scarcer and the quality of available water deteriorates, our system may incur increasing production costs or face capacity constraints that could adversely affect our profitability or net operating revenues in the long run.
Changes in the nonalcoholic beverage business environment and retail landscape could impact our financial results.
The nonalcoholic beverage business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the nonalcoholic beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing markets, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed markets, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.
Increased competition could hurt our business.
The nonalcoholic beverage segment of the commercial beverage industry is highly competitive. We compete with major international beverage companies that, like our Company, operate in multiple geographic areas, as well as numerous companies that are primarily local in operation. In many countries in which we do business, including the United States, PepsiCo, Inc. is a primary competitor. Other significant competitors include, but are not limited to, Nestlé, DPS, Groupe Danone, Kraft Foods Group, Inc., and Unilever. In certain markets, our competition includes major beer companies. Our beverage products also compete against local or regional brands as well as against private label brands developed by retailers, some of which are Coca-Cola system customers. Our ability to gain or maintain share of sales in the global market or in various local markets may be limited as a result of actions by competitors.
Increased demand for food products and decreased agricultural productivity as a result of changing weather patterns may negatively affect our business.
We and our bottling partners use a number of key ingredients that are derived from agricultural commodities such as sugarcane, corn, beets, citrus, coffee and tea in the manufacture of beverage products. Increased demand for food products and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of such agricultural commodities, which in turn may negatively affect the affordability of our products and ultimately our business and results of operations.
Consolidation in the retail channel or the loss of key retail or foodservice customers could adversely affect our financial performance.
Our industry is being affected by the trend toward consolidation in the retail channel, particularly in Europe and the United States. Larger retailers may seek lower prices from us and our bottling partners, may demand increased marketing or promotional expenditures, and may be more likely to use their distribution networks to introduce and develop private label brands, any of which could negatively affect the Coca-Cola system's profitability. In addition, our success depends in part on our ability to maintain good relationships with key retail and foodservice customers. The loss of one or more of our key retail or foodservice customers could have an adverse effect on our financial performance.
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
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2012, we used 80 functional currencies in addition to the U.S. dollar and derived $28.3 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In addition, unexpected and dramatic devaluations of currencies in developing or emerging markets could negatively affect the value of our earnings from, and of the assets located in, those markets. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, would not materially affect our financial results.
If interest rates increase, our net income could be negatively affected.
We maintain levels of debt that we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. When and to the extent appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. We cannot assure you, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to interest rate fluctuations. Our interest expense may also be affected by our credit ratings. In assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as the consolidated balance sheet and other financial information for the Company. In addition, some credit rating agencies also consider financial information of certain of our major bottlers. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure; our major bottlers' financial performance; changes in the credit rating agencies' methodology in assessing our credit strength; the credit agencies' perception of the impact of the continuing unfavorable credit conditions on our or our major bottlers' current or future financial performance and financial condition; or for any other reason, our cost of borrowing could increase. Additionally, if the credit ratings of certain bottlers in which we have equity method investments were to be downgraded, such bottlers' interest expense could increase, which would reduce our equity income.
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
We derive a significant portion of our net operating revenues from sales of concentrates and syrups to our bottling partners and, therefore, the success of our business depends on our bottling partners' financial strength and profitability. While under our agreements with our bottling partners we generally have the right to unilaterally change the prices we charge for our concentrates and syrups, our ability to do so may be materially limited by our bottling partners' financial condition and their ability to pass price increases along to their customers. In addition, we have investments in certain of our bottling partners, which we account for under the equity method, and our operating results include our proportionate share of such bottling partners' income or loss. Our bottling partners' financial condition is affected in large part by conditions and events that are beyond our and their control, including competitive and general market conditions in the territories in which they operate; the availability of capital and other financing resources on reasonable terms; loss of major customers; or disruptions of bottling operations that may be caused by strikes, work stoppages, labor unrest or natural disasters. A deterioration of the financial condition or results of operations of one or more of our major bottling partners could adversely affect our net operating revenues from sales of concentrates and syrups; could result in a decrease in our equity income; and could negatively affect the carrying values of our investments in bottling partners, resulting in asset write-offs.
Increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.
We are subject to income tax in the United States and in numerous other jurisdictions in which we generate net operating revenues. Increases in income tax rates could reduce our after-tax income from affected jurisdictions. We earn a substantial portion of our income in foreign countries. If our capital or financing needs in the United States require us to repatriate earnings from foreign jurisdictions above our current levels, our effective tax rates for the affected periods could be negatively impacted. In addition, there have been proposals to reform U.S. tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form these proposals will pass, several of the proposals being considered, if enacted into law, could have a material adverse impact on our income tax expense and cash flow.
Our annual tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have a material effect on our financial statements for the period or periods for which the applicable final determinations are made.
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
Increase in the cost, disruption of supply or shortage of energy or fuels could affect our profitability.
CCR, our North America bottling and customer service organization, and our Company-owned or -controlled bottlers operate a large fleet of trucks and other motor vehicles to distribute and deliver beverage products to customers. In addition, we use a significant amount of electricity, natural gas and other energy sources to operate our concentrate plants and the bottling plants and distribution facilities operated by CCR and our Company-owned or -controlled bottlers. An increase in the price, disruption of supply or shortage of fuel and other energy sources in North America, in other countries in which we have concentrate plants, or in any of the major markets in which our Company-owned or -controlled bottlers operate that may be caused by increasing demand or by events such as natural disasters, power outages, or the like, would increase our operating costs and negatively impact our profitability.
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
We and our bottling partners use various ingredients in our business, including HFCS, sucrose, aspartame, saccharin, acesulfame potassium, sucralose, ascorbic acid, citric acid, phosphoric acid and caramel color, other raw materials such as orange and other fruit juice and juice concentrates, as well as packaging materials such as PET for bottles and aluminum for cans. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners' ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our and the Coca-Cola system's operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect affordability in some markets and reduce Coca-Cola system sales. In addition, some of our ingredients, such as aspartame, acesulfame potassium, sucralose, saccharin and ascorbic acid, as well as some of the packaging containers, such as aluminum cans, are available from a limited number of suppliers, some of which are located in countries experiencing political or other risks. We cannot assure you that we and our bottling partners will be able to maintain favorable arrangements and relationships with these suppliers.
The citrus industry is subject to the variability of weather conditions, which affect the supply of orange juice and orange juice concentrate, which are important raw materials for our business. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice and orange juice concentrate throughout the industry. In addition, adverse weather conditions may affect the supply of other agricultural commodities from which key ingredients for our products are derived. For example, drought conditions in certain parts of the United States may negatively affect the supply of corn, which in turn may result in shortages and higher prices for HFCS.
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
We and our bottlers currently offer nonrefillable, recyclable containers in the United States and in various other markets around the world. Legal requirements have been enacted in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain nonrefillable beverage containers. Other proposals relating to beverage container deposits, recycling, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere. Consumers' increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in any of the major markets in which we operate, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability.
Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.
Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products. One such law, which is in effect in California and is known as Proposition 65, requires that a warning appear on any product sold in California that contains a substance that, in the view of the state, causes cancer or birth defects. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to a daily quantity of a listed substance that is below a "safe harbor" threshold that may be established, is naturally occurring, is the result of necessary cooking, or is subject to another applicable exception. One or more substances that are currently on the Proposition 65 lists, or that may be added to the lists in the future, can be detected in Company products at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement. The State of California or other parties, however, may take a contrary position. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets.

If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted and our reputation may be damaged.
We rely on networks and information systems and other technology ("information systems"), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among our locations around the world and between Company personnel and our bottlers and other customers, suppliers and consumers. Because information systems are critical to many of the Company's operating activities, our business processes may be impacted by system shutdowns or service disruptions. These disruptions may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such events could result in unauthorized disclosure of material confidential information. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrate or finished products. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations and damage the reputation and credibility of the Company and have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our bottling partners, other customers, suppliers or consumers. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.
Like most major corporations, the Company's information systems are a target of attacks. Although the disruptions to our information systems that we have experienced to date have not had a material effect on our business, financial condition or results of operations, there can be no assurance that such disruptions will not have a material adverse effect on us in the future. In order to address risks to our information systems, we continue to make investments in personnel, technologies, cyberinsurance and training of Company personnel, bottlers and third parties. The Company maintains an information risk management program which is supervised by information technology management and reviewed by a cross-functional committee. As part of this program, reports which include analysis of emerging risks as well as the Company's plans and strategies to address them are regularly prepared and presented to senior management.
Unfavorable general economic conditions in the United States could negatively impact our financial performance.
In 2012, our net operating revenues in the United States were $19.7 billion, or 41 percent of our total net operating revenues. Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, some of our beverages in our flagship market. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private label brands. Softer consumer demand for our beverages in the United States could reduce our profitability and could negatively affect our overall financial performance.
Unfavorable economic and political conditions in international markets could hurt our business.
We derive a significant portion of our net operating revenues from sales of our products in international markets. In 2012, our operations outside the United States accounted for $28.3 billion, or 59 percent, of our total net operating revenues. Unfavorable economic conditions in our major international markets, the financial uncertainties in the eurozone and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers' purchasing power, thereby reducing demand for our products. Product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders which may be imposed or expanded as a result of political and economic instability could impact our profitability. In addition, U.S. trade sanctions against countries such as Iran and Syria and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it impossible for us to continue to make sales to bottlers in such countries. Without limiting the generality of the preceding sentences, the unfavorable business environment in Venezuela; the current unstable economic and political conditions and civil unrest and political activism in the Middle East, India, Pakistan or the Philippines; the civil unrest and instability in Egypt and other countries in North Africa; the unstable situation in Iraq; or the continuation or escalation of terrorist activities could adversely impact our international business.

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
Climate change may have a long-term adverse impact on our business and results of operations.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit availability or increase the cost of key agricultural commodities, such as sugarcane, corn, beets, citrus, coffee and tea, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate water scarcity and cause a further deterioration of water quality in affected regions, which could limit water availability for our system's bottling operations. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
If negative publicity related to product safety or quality, human and workplace rights, obesity or other issues, even if unwarranted, damages our brand image and corporate reputation, our business may suffer.
Our success depends on our ability to maintain consumer confidence in the safety and quality of our products. Our success also depends on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions, and maintain our corporate reputation. We cannot assure you, however, that our commitment to product safety and quality and our continuing investment in advertising and marketing will have the desired impact on our products' brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Allegations of product safety or quality issues or contamination, even if untrue, may require us from time to time to recall a beverage or other product from all of the markets in which the affected production was distributed. Such issues or recalls could negatively affect our profitability and brand image. In some emerging markets, the production and sale of counterfeit or "spurious" products, which we and our bottling partners may not be able to fully combat, may damage the image and reputation of our products. From time to time, we and our executives engage in public policy endeavors that are either directly related to our products and packaging or to our business operations and general economic climate affecting the Company. These engagements in public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. In addition, campaigns by activists attempting to connect us or our bottling system with human and workplace rights issues in certain emerging markets could adversely impact our corporate image and reputation. For example, in June 2011, the United Nations Human Rights Council endorsed the Guiding Principles on Business and Human Rights, which outlines how businesses should implement the corporate responsibility to respect human rights principles included in the United Nations "Protect, Respect and Remedy" framework on human rights. Through our Human Rights Statement and Workplace Rights Policy and Supplier Guiding Principles, and our participation in the United Nations Global Compact and its LEAD program, as well as our active participation in the Global Business Initiative on Human Rights and Global Business Coalition Against Human Trafficking, we made a number of commitments to respect all human rights. Allegations that we are not respecting any of the 30 human rights found in the United Nations Universal Declaration of Human Rights, even if untrue, could have a significant impact on our corporate reputation and long-term financial results. Also, adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental concerns, labor relations, or the like could negatively affect our Company's overall reputation and our products' acceptance by consumers.
Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.
Our Company's business is subject to various laws and regulations in the numerous countries throughout the world in which we do business, including laws and regulations relating to competition, product safety, advertising and labeling, container deposits, recycling or stewardship, the protection of the environment, and employment and labor practices. In the United States, the production, distribution and sale of many of our products are subject to, among others, the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, the Occupational Safety and Health Act, and various environmental statutes, as well as various state and local statutes and regulations. Outside the United States, the production, distribution, sale, advertising and labeling of many of our products are also subject to various laws and regulations. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, or regulations to limit or eliminate the use of bisphenol-A, or BPA (an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans), may result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability, or may impede the production or distribution of our products, which could affect our net operating revenues. In addition, failure to comply with environmental, health or safety requirements and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes, or a cessation of operations at our or our bottling partners' facilities, as well as damage to our and the Coca-Cola system's image and reputation, all of which could harm our and the Coca-Cola system's profitability.
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
We have established and publicly announced certain long-term growth objectives. These objectives were based on our evaluation of our growth prospects, which are generally driven by volume and sales potential of many product types, some of which are more profitable than others, and on an assessment of the potential price and product mix. There can be no assurance that we will achieve the required volume or revenue growth or the mix of products necessary to achieve our long-term growth objectives.
Continuing uncertainty in the global credit markets may adversely affect our financial performance.
Global credit market conditions continue to be uncertain in large part because of unfavorable economic environment conditions in much of the world and the unsustainable sovereign debt burden affecting various countries in the European Union. The cost and availability of credit vary by market and are subject to changes in the global or regional economic environment. If the current uncertain conditions in the credit markets continue or worsen, our bottling partners' ability to access credit markets on favorable terms may be negatively affected, which could affect the Coca-Cola system's profitability as well as our share of the income of bottling partners in which we have equity method investments. The decrease in availability of consumer credit resulting from uncertain credit market conditions, as well as general unfavorable economic conditions, may also cause consumers to reduce their discretionary spending, which would reduce the demand for our beverages and negatively affect our net operating revenues and the Coca-Cola system's profitability.

If one or more of our counterparty financial institutions default on their obligations to us or fail, we may incur significant losses.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, including forward contracts, commodity futures contracts, option contracts, collars and swaps, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
If we are unable to realize additional benefits targeted by our productivity and reinvestment program, our financial results could be negatively affected.
We believe that productivity gains are essential to achieving our long-term growth objectives and, therefore, a leading priority of our Company is to design and implement the most effective and efficient business system possible. As part of our efforts to become more efficient, leaner and adaptive to changing market conditions, in February 2012 we announced a productivity and reinvestment program consisting of (i) a new productivity initiative focused on global supply chain optimization, global marketing and innovation effectiveness, operating expense leverage, operational excellence and data and information technology systems standardization; and (ii) an expansion of our initiative to capture CCR integration synergies in North America, focused primarily on our North American product supply. We expect to incur significant costs to capture these savings and additional synergies. We intend to invest the savings generated by this program to enhance ongoing systemwide brand-building initiatives and to mitigate potential incremental near-term commodity costs. If we are unable to capture the savings and additional synergies targeted by our productivity and reinvestment program, our financial results could be negatively affected.
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
We may be required to recognize impairment charges that could materially affect our financial results.
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
We participate in certain multi-employer pension plans in the United States. Our U.S. multi-employer pension plan expense totaled $31 million in 2012. The U.S. multi-employer pension plans in which we currently participate have contractual arrangements that extend into 2017. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we participate, we will likely need to record withdrawal liabilities, which could negatively impact our financial performance in the applicable periods.
If we do not successfully integrate and manage our Company-owned or -controlled bottling operations, our results could suffer.
From time to time we acquire or take control of bottling operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. We may incur unforeseen liabilities and obligations in connection with acquiring, taking control of or managing bottling operations and may encounter unexpected difficulties and costs in restructuring and integrating them into our Company's operating and internal control structures. We may also experience delays in extending our Company's internal control over financial reporting to newly acquired or controlled bottling operations, which may increase the risk of failure to prevent misstatements in such operations' financial records and in our consolidated financial statements. Our financial performance depends in large part on how well we can manage and improve the performance of Company-owned or -controlled bottling operations. We cannot assure you, however, that we will be able to achieve our strategic and financial objectives for such bottling operations. If we are unable to achieve such objectives, our consolidated results could be negatively affected.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.  PROPERTIES
Our worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes our 621,000 square foot headquarters building and an 870,000 square foot building in which our North America group's main offices are located. The complex also includes several other buildings, including our 264,000 square foot Coca-Cola Plaza building, technical and engineering facilities, a learning center and a reception center. We also own an office and retail building at 711 Fifth Avenue in New York, New York. These properties, except for the North America group's main offices, are included in the Corporate operating segment.
We own or lease additional facilities, real estate and office space throughout the world which we use for administrative, manufacturing, processing, packaging, packing, storage, warehousing, distribution and retail operations. These properties are generally included in the geographic operating segment in which they are located.
In North America, as of December 31, 2012, we owned 69 beverage production facilities, 10 principal beverage concentrate and/or syrup manufacturing plants, one facility that manufactures juice concentrates for foodservice use, two bottled water facilities and one container manufacturing facility; we leased one beverage production facility, one bottled water facility and four container manufacturing facilities; and we operated 281 principal beverage distribution warehouses, of which 98 were leased and the rest were owned. Also included in the North America operating segment is a portion of the Atlanta office complex consisting of the North America group's main offices.
Additionally, outside of North America, as of December 31, 2012, our Company owned and operated 18 principal beverage concentrate manufacturing plants, of which four are included in the Eurasia and Africa operating segment, three are included in the Europe operating segment, five are included in the Latin America operating segment, and six are included in the Pacific operating segment; and owned a majority interest in and operated one beverage concentrate manufacturing plant included in the Pacific operating segment.
We own or hold a majority interest in or otherwise consolidate under applicable accounting rules bottling operations that, as of December 31, 2012, owned 105 principal beverage bottling and canning plants located throughout the world. These plants are included in the Bottling Investments operating segment.
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
The Company and Aqua-Chem continued to pursue and obtain coverage agreements for the asbestos-related claims against Aqua-Chem with those insurance companies that did not settle in the Wisconsin insurance coverage litigation. The Company anticipated that a final settlement with three of those insurers (the “Chartis insurers”) would be finalized in May 2011, but such insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit against them in Wisconsin state court to enforce the coverage-in-place settlement or, in the alternative, to obtain a declaratory judgment validating Aqua-Chem and the Company's interpretation of the court's judgment in the Wisconsin insurance coverage litigation.
In February 2012, the parties filed and argued a number of cross-motions for summary judgment related to the issues of the enforceability of the settlement agreement and the exhaustion of policies underlying those of the Chartis insurers. The court granted defendants' motions for summary judgment that the 2011 Settlement Agreement and 2010 Term Sheet were not binding contracts, but denied their similar motions related to plaintiffs' claims for promissory and/or equitable estoppel. On or about May 15, 2012, the parties entered into a mutually agreeable settlement/stipulation resolving two major issues: exhaustion of underlying coverage and control of defense; and, on or about January 10, 2013, the parties reached a settlement of the remaining coverage issues and the estoppel claims. The Chartis insurers have filed a notice of appeal with respect to certain issues that were the subject of summary judgment orders earlier in the case. Whatever the outcome of that appeal, these three insurance companies will remain subject to the court's judgment in the Wisconsin insurance coverage litigation.
The Georgia Case remains subject to the stay agreed to in 2004.
Chapman
On June 30, 2005, Maryann Chapman filed a purported shareholder derivative action (Chapman v. Isdell, et al.) in the Superior Court of Fulton County, Georgia, alleging violations of state law by certain individual current and former members of the Board of Directors of the Company and senior management, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, between January 2003 and the date of filing of the complaint that have caused substantial losses to the Company and other damages, such as to its reputation and goodwill. The defendants named in the lawsuit include Neville Isdell, Douglas Daft, Gary Fayard, Ronald Allen, Cathleen Black, Warren Buffett, Herbert Allen, Barry Diller, Donald McHenry, Sam Nunn, James Robinson, Peter Ueberroth, James Williams, Donald Keough, Maria Lagomasino, Pedro Reinhard, Robert Nardelli and Susan Bennett King. The Company is also named a nominal defendant. The complaint further alleges that the September 2004 earnings warning issued by the Company resulted from factors known by the individual defendants as early as January 2003 that were not adequately disclosed to the investing public until the earnings warning. The factors cited in the complaint include (i) a flawed business strategy and a business model that was not working; (ii) a workforce so depleted by layoffs that it was unable to properly react to changing market conditions; (iii) impaired relationships with key bottlers; and (iv) the fact that the foregoing conditions would lead to diminished earnings. The plaintiff, purportedly on behalf of the Company, seeks damages in an unspecified amount, extraordinary equitable and/or injunctive relief, restitution and disgorgement of profits, reimbursement for costs and disbursements of the action, and such other and further relief as the Court deems just and proper. The Company's motion to dismiss the complaint and the plaintiff's response were filed and fully briefed. The Court heard oral argument on the Company's motion to dismiss on June 6, 2006. Following the hearing, the Court took the matter under advisement and the parties are awaiting a ruling. On March 30, 2012, the Court dismissed the case for lack of prosecution.
Environmental Matters
The Company's Atlanta Syrup Plant (“ASP”) discharges wastewater to a City of Atlanta wastewater treatment works pursuant to a government-issued permit under the U.S. Clean Water Act and related state and local laws and regulations. The Company became aware that wastewater-related reports filed by ASP with regulators may contain certain inaccurate information and made self-disclosure to the City of Atlanta regarding the matter as required by applicable law. As a result, regulatory authorities may seek monetary and/or other sanctions against the Company, although the Company believes that any sanctions that may ultimately be imposed will not be material to its business, financial condition or results of operations.
The Company's bottling plant in Suape, Brazil discharges wastewater to a local water body pursuant to a government-issued permit under Brazilian environmental law. The Company is working with environmental regulators in the State of Pernambuco to address certain compliance-related issues at the Suape facility, including with respect to the building of a new wastewater treatment plant. The Brazilian regulatory authorities may pursue monetary and/or other sanctions against the Company as a result of this matter, although the Company believes that if any sanctions are pursued they will not be material to its business, financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM X.  EXECUTIVE OFFICERS OF THE COMPANY
The following are the executive officers of our Company as of February 25, 2013:
Ahmet C. Bozer, 52, is Executive Vice President of the Company and President of Coca-Cola International, which consists of the Company's Eurasia and Africa, Europe and Pacific operating groups. Mr. Bozer joined the Company in 1990 as a Financial Control Manager. In 1992, he became the Region Finance Manager in Turkey. In 1994, he joined Coca-Cola Bottlers of Turkey (now Coca-Cola İçecek A.Ş.) as Finance Director and was named Managing Director in 1998. In 2000, Mr. Bozer rejoined the Company as President of the Eurasia Division, which became the Eurasia and Middle East Division in 2003. In 2006, Mr. Bozer assumed the additional leadership responsibility for the Russia, Ukraine and Belarus Division. In 2007, with the addition of the India and South West Asia Division under his responsibilities, Mr. Bozer was named President of the Eurasia Group. From July 1, 2008 until December 31, 2012, Mr. Bozer served as President of the Eurasia and Africa Group. He was appointed President of Coca-Cola International effective January 1, 2013 and was elected Executive Vice President of the Company on February 21, 2013.
Steven A. Cahillane, 47, is Executive Vice President of the Company and President of Coca-Cola Americas, which consists of the Company's North America and Latin America operating groups. Mr. Cahillane joined the Company in October 2010 as President and Chief Executive Officer of Coca-Cola Refreshments, the Company's bottling and customer service organization for North America, and served in this role until December 31, 2012. Before joining the Company, Mr. Cahillane served as President of Coca-Cola Enterprises Inc.'s Europe Group until July 2008 and then as President of the North America Business Unit of Coca-Cola Enterprises Inc. from July 2008 until October 2010. Prior to joining the Coca-Cola system, from 2003 until 2005, Mr. Cahillane served as the Chief Executive for Interbrew UK and Ireland, a division of InBev S.A. In 2005, he became Chief Commercial Officer of InBev S.A. and served in that capacity until 2007. Mr. Cahillane was appointed President of Coca-Cola Americas effective January 1, 2013 and was elected Executive Vice President of the Company on February 21, 2013.
Alexander B. Cummings, Jr., 56, is Executive Vice President and Chief Administrative Officer of the Company. Mr. Cummings joined the Company in 1997 as Deputy Region Manager, Nigeria. In 1998, Mr. Cummings was named Managing Director/Region Manager, Nigeria, and in 2000, he became President of the North West Africa Division based in Morocco. In 2001, Mr. Cummings became President of the Africa Group and served in this capacity until June 2008. Mr. Cummings was appointed Chief Administrative Officer of the Company effective July 1, 2008, and was elected Executive Vice President of the Company effective October 15, 2008. Mr. Cummings began his career in 1982 with The Pillsbury Company and held various positions within Pillsbury, the last position being Vice President of Finance and Chief Financial Officer for all of Pillsbury's international businesses.
J. Alexander M. Douglas, Jr., 51, is Senior Vice President and Global Chief Customer Officer of the Company. Mr. Douglas joined the Company in January 1988 as a District Sales Manager for the Foodservice Division of Coca-Cola USA. In May 1994, he was named Vice President of Coca-Cola USA, initially assuming leadership of the CCE Sales and Marketing Group and eventually assuming leadership of the entire North American Field Sales and Marketing Groups. In 2000, Mr. Douglas was appointed President of the North American Division within the North America Group. He served as Senior Vice President and Chief Customer Officer of the Company from 2003 until 2006 and continued serving as Senior Vice President until April 2007. Mr. Douglas was President of the North America Group from August 2006 through December 31, 2012. He was appointed Global Chief Customer Officer effective January 1, 2013 and was elected Senior Vice President of the Company on February 21, 2013.
Ceree Eberly, 50, is Senior Vice President and Chief People Officer of the Company, with responsibility for leading the Company's global People Function (formerly Human Resources). Ms. Eberly joined the Company in 1990, serving in staffing, compensation and other roles supporting the Company's business units around the world. From 1998 until 2003, she served as Human Resources Director for the Latin Center Division. From 2003 until 2007, Ms. Eberly served as Vice President of the McDonald's Division. She was appointed Group Human Resources Director for Europe in July 2007 and served in that capacity until she was appointed Chief People Officer effective December 1, 2009. Ms. Eberly was elected Senior Vice President of the Company effective April 1, 2010.
Gary P. Fayard, 60, is Executive Vice President and Chief Financial Officer of the Company. Mr. Fayard joined the Company in 1994. In July 1994, he was elected Vice President and Controller. In December 1999, he was elected Senior Vice President and Chief Financial Officer. Mr. Fayard was elected Executive Vice President of the Company in February 2003.

Irial Finan, 55, is Executive Vice President and President, Bottling Investments and Supply Chain. Mr. Finan joined the Company and was named President, Bottling Investments in 2004. Mr. Finan joined the Coca-Cola system in 1981 with Coca-Cola Bottlers Ireland, Ltd., where for several years he held a variety of accounting positions. From 1987 until 1990, Mr. Finan served as Finance Director of Coca-Cola Bottlers Ireland, Ltd. From 1991 to 1993, he served as Managing Director of Coca-Cola Bottlers Ulster, Ltd. He was Managing Director of Coca-Cola bottlers in Romania and Bulgaria until late 1994. From 1995 to 1999, he served as Managing Director of Molino Beverages, with responsibility for expanding markets, including the Republic of Ireland, Northern Ireland, Romania, Moldova, Russia and Nigeria. Mr. Finan served from 2001 until 2003 as Chief Executive Officer of Coca-Cola Hellenic. He was elected Executive Vice President of the Company in October 2004.
Bernhard Goepelt, 50, is Senior Vice President, General Counsel and Chief Legal Counsel of the Company. Mr. Goepelt joined the Company in 1992 as Legal Counsel for the German Division. In 1997, he was appointed Legal Counsel for the Middle and Far East Group and in 1999 was promoted to Division Counsel, Southeast and West Asia Division, based in Thailand. In 2003, Mr. Goepelt was appointed Group Counsel for the Central Europe, Eurasia and Middle East Group. In 2005, he assumed the position of General Counsel for Japan and China and in 2007, Mr. Goepelt was appointed General Counsel, Pacific Group. In April 2010, he moved to Atlanta to become Associate General Counsel, Global Marketing, Commercial Leadership & Strategy. In September 2010, Mr. Goepelt took on the additional responsibility of General Counsel for the Pacific Group. In addition to his functional responsibilities, he also managed the administration of the Legal Division. Mr. Goepelt was elected Senior Vice President, General Counsel and Chief Legal Counsel of the Company in December 2011.
Glenn G. Jordan S., 56, is President of the Pacific Group. Mr. Jordan joined the Company in 1978 as a field representative for Coca-Cola de Colombia where, for several years, he held various positions, including Region Manager from 1985 to 1989. Mr. Jordan served as Marketing Operations Manager, Pacific Group from 1989 to 1990 and as Vice President of Coca-Cola International and Executive Assistant to the Pacific Group President from 1990 to 1991. He served as Senior Vice President, Marketing and Operations, for the Brazil Division from 1991 to 1995; as President of the River Plate Division, which comprised Argentina, Uruguay and Paraguay, from 1995 to 2000; and as President of the South Latin America Division, comprising Argentina, Bolivia, Chile, Ecuador, Paraguay, Peru and Uruguay, from 2000 to 2003. In February 2003, Mr. Jordan was appointed Executive Vice President and Director of Operations for the Latin America Group and served in that capacity until February 2006. Mr. Jordan was appointed President of the East, South Asia and Pacific Rim Group in February 2006. The East, South Asia and Pacific Rim Group was reconfigured and renamed the Pacific Group, effective January 1, 2007.
Nathan Kalumbu, 48, is President of the Eurasia and Africa Group. Mr. Kalumbu joined the Company in 1990 as the Central Africa region's External Affairs Manager and served in numerous roles in marketing operations and country management in Zimbabwe, Zambia and Malawi from 1992 to 1996. He held the role of Executive Assistant to the South Africa Division President from 1997 to 1998 and Region Manager for Central Africa from 1998 to 2000 and for Nigeria from 2000 to 2004. In 2004, Mr. Kalumbu was appointed Business Planning Director and Executive Assistant to the Retail Division President, North America. He returned to the Africa Group as Director of Business Strategy & Planning for the East and Central Africa Division in 2006. In 2007, he was named President of the Central, East and West Africa (CEWA) Business Unit, and served in that role until his appointment to his current position effective January 1, 2013.
Muhtar Kent, 60, is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Kent joined the Company in 1978 and held a variety of marketing and operations roles throughout his career with the Company. In 1985, he was appointed General Manager of Coca-Cola Turkey and Central Asia. From 1989 to 1995, Mr. Kent served as President of the East Central Europe Division and Senior Vice President of Coca-Cola International. Between 1995 and 1998, he served as Managing Director of Coca-Cola Amatil-Europe, covering bottling operations in 12 countries, and from 1999 until 2005, he served as President and Chief Executive Officer of Efes Beverage Group, a diversified beverage company with Coca-Cola and beer operations across Southeast Europe, Turkey and Central Asia. Mr. Kent rejoined the Company in May 2005 as President and Chief Operating Officer, North Asia, Eurasia and Middle East Group, an organization serving a broad and diverse region that included China, Japan and Russia. He was appointed President, Coca-Cola International in January 2006 and was elected Executive Vice President of the Company in February 2006. He was elected President and Chief Operating Officer of the Company in December 2006 and was elected to the Board of Directors in April 2008. Mr. Kent was elected Chief Executive Officer of the Company effective July 1, 2008, and was elected Chairman of the Board of Directors of the Company in April 2009.
James Quincey, 48, is President of the Europe Group. Mr. Quincey joined the Company in 1996 as Director, Learning Strategy for the Latin America Group. He moved to Mexico as Deputy to the Division President in 1999, and became Region Manager for Argentina & Uruguay in 2000, and then General Manager of the South Cone region (Argentina, Chile, Uruguay & Paraguay) in 2003. Mr. Quincey was appointed President of the South Latin Division in December 2003, and President of the Mexico Division in December 2005. In October 2008, he was named President of the Northwest Europe and Nordics Business Unit, and served in that role until his appointment to his current position effective January 1, 2013.

José Octavio Reyes, 60, is Vice Chairman, The Coca-Cola Export Corporation. Mr. Reyes began his career with the Company in 1980 at Coca-Cola de México as Manager of Strategic Planning. In 1987, he was appointed Manager of the Sprite and Diet Coke brands at Corporate Headquarters. In 1990, he was appointed Marketing Director for the Brazil Division, and later became Marketing and Operations Vice President for the Mexico Division. Mr. Reyes assumed the role of Deputy Division President for the Mexico Division in 1996 and was named Division President for the Mexico Division later that year. From December 2002 until December 31, 2012, Mr. Reyes served as President of the Latin America Group and served in that role until his appointment to his current position effective January 1, 2013.
Brian Smith, 57, is President of the Latin America Group. Mr. Smith joined the Company in 1997 as Latin America Group Manager for Mergers and Acquisitions, a role he held until July 2001. From 2001 to 2002, he worked as Executive Assistant to Brian Dyson, then Chief Operating Officer and Vice Chairman of the Company. He served as President of the Brazil Division from 2002 to 2008 and President of the Mexico Business Unit from 2008 to 2011. Mr. Smith was appointed to his current position effective January 1, 2013.
Joseph V. Tripodi, 57, is Executive Vice President and Chief Marketing and Commercial Officer of the Company. Mr. Tripodi joined the Company as Chief Marketing and Commercial Officer effective September 2007 and was elected Senior Vice President of the Company in October 2007, a capacity in which he served until July 2009, when he was elected Executive Vice President of the Company. Prior to joining the Company, Mr. Tripodi served as Senior Vice President and Chief Marketing Officer for Allstate Insurance Co. Prior to joining Allstate in 2003, Mr. Tripodi was Chief Marketing Officer for The Bank of New York. From 1999 until 2002, he served as Chief Marketing Officer for Seagram Spirits & Wine Group. From 1989 to 1998, he was the Executive Vice President for Global Marketing, Products and Services for MasterCard International. Previously, Mr. Tripodi spent seven years with the Mobil Oil Corporation in roles of increasing responsibility in planning, marketing, business development and operations in New York, Paris, Hong Kong and Guam.
Clyde C. Tuggle, 50, is Senior Vice President and Chief Public Affairs and Communications Officer of the Company. Mr. Tuggle joined the Company in 1989 in the Corporate Issues Communications Department. In 1992, he was named Executive Assistant to Roberto C. Goizueta, then Chairman and Chief Executive Officer of the Company, where he managed external affairs and communications for the Office of the Chairman. In 1998, Mr. Tuggle transferred to the Company's Central European Division Office in Vienna where he held a variety of positions, including Director of Operations Development, Deputy to the Division President and Region Manager for Austria. In 2000, Mr. Tuggle returned to Atlanta as Executive Assistant to then Chairman and Chief Executive Officer Douglas N. Daft and was elected Vice President of the Company. In February 2003, he was elected Senior Vice President of the Company and appointed Director of Worldwide Public Affairs and Communications. From 2005 until September 2008, Mr. Tuggle served as President of the Russia, Ukraine and Belarus Division. In September 2008, he returned to Atlanta as Senior Vice President, Corporate Affairs and Productivity. In May 2009, Mr. Tuggle was named Senior Vice President, Global Public Affairs and Communications of the Company.
Glen Walter, 44, is President and Chief Operating Officer of Coca-Cola Refreshments, the Company's bottling and customer service organization for North America. Mr. Walter joined the Company in 2010 as Coca-Cola Refreshments' Vice President of Region Sales, and served in this role until his appointment to his current role effective January 1, 2013. Before joining the Company, Mr. Walter was Central Business Unit Vice President and General Manager for Coca-Cola Enterprises Inc. in North America from November 2008 to October 2010. Prior to joining the Coca-Cola system, he served as President of InBev USA from 2006 to 2008 and as Vice President of InBev USA from 2004 to 2006. Mr. Walter started his career in the beverage industry in 1991 as a member of the E&J Gallo Management Development Program.
Guy Wollaert, 53, is Senior Vice President and Chief Technical Officer of the Company. Mr. Wollaert joined the Company in 1992 in Brussels, Belgium as a Project Manager and has held various positions of increasing responsibility in the technical and supply chain fields. From 1997 to 1999, he served as Technical Director for the Indonesia region based in Jakarta. In 1999, Mr. Wollaert relocated to Atlanta where he held the position of Value Chain Account Manager for the Asia Pacific region. In late 2000, he joined Coca-Cola Tea Products Co. Ltd. ("CCTPC"), a Company subsidiary based in Tokyo. Mr. Wollaert became President of CCTPC in January 2002. From 2003 to 2006, he was President of Coca-Cola National Beverages Ltd., a national supply management Company subsidiary that managed the Company's Japan supply business. In 2006, Mr. Wollaert returned to Atlanta as Vice President, Global Supply Chain Development, and from January 2008 until December 2010, he served as General Manager, Global Juice Center. Mr. Wollaert was appointed Chief Technical Officer effective January 2011 and was elected Senior Vice President of the Company in February 2011.
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
The following table sets forth, for the quarterly periods indicated, the high and low market prices per share for the Company's common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common Stock Market Prices
	High	Low	Dividends Declared
2012
Fourth quarter	$38.83	$35.58	$0.255
Third quarter	40.66	37.11	0.255
Second quarter[1]	39.10	35.92	0.255
First quarter[1]	37.20	33.29	0.255
2011 — As Adjusted[1]
Fourth quarter	$35.15	$31.67	$0.235
Third quarter	35.89	31.80	0.235
Second quarter	34.39	32.22	0.235
First quarter	33.74	30.65	0.235

[1]
On July 27, 2012, the Company's certificate of incorporation was amended to increase the number of authorized shares of common stock from 5.6 billion to 11.2 billion and effect a two-for-one stock split of the common stock. The record date for the stock split was July 27, 2012, and the additional shares were distributed on August 10, 2012. Each shareowner of record on the close of business on the record date received one additional share of common stock for each share held. All per share data presented above reflects the impact of the stock split.

While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors.
As of February 25, 2013, there were 243,575 shareowner accounts of record. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the principal heading "EQUITY COMPENSATION PLAN INFORMATION" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 24, 2013, to be filed with the Securities and Exchange Commission (the "Company's 2013 Proxy Statement"), is incorporated herein by reference.
During the fiscal year ended December 31, 2012, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2012, by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans[3]
September 29, 2012 through October 26, 2012	4,241,041	$37.53	4,240,000	563,008,144
October 27, 2012 through November 23, 2012	8,326,995	36.88	8,134,100	554,874,044
November 24, 2012 through December 31, 2012	11,936,130	37.21	11,930,900	542,943,144
Total	24,504,166	$37.15	24,305,000

[1]
The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below, and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 1,041 shares, 192,895 shares and 5,230 shares for the fiscal months of October, November and December 2012, respectively.

[2]
On July 20, 2006, we publicly announced that our Board of Directors had authorized a plan (the "2006 Plan") for the Company to purchase up to 300 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2006 Plan during the indicated time periods.

[3]
On October 18, 2012, the Company publicly announced that our Board of Directors had authorized a new plan (the "2012 Plan") for the Company to purchase up to 500 million shares of our Company's common stock. The 2012 Plan will allow the Company to continue repurchasing shares following the completion of the 2006 Plan. The maximum number of shares that may yet be purchased under the publicly announced plans reflects the combined total available under both the 2006 Plan and the 2012 Plan.

Performance Graph
Comparison of Five-Year Cumulative Total Return Among
The Coca-Cola Company, the Peer Group Index and the S&P 500 Index
Total Return
Stock Price Plus Reinvested Dividends

$150
$125
$100
$75
$50
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
The Coca-Cola Company
Peer Group Index
S&P 500 Index

December 31,	2007	2008	2009	2010	2011	2012
The Coca-Cola Company	$100	$76	$99	$118	$129	$137
Peer Group Index	100	76	92	108	128	142
S&P 500 Index	100	63	80	92	94	109
The total return assumes that dividends were reinvested quarterly and is based on a $100 investment on December 31, 2007.
The Peer Group Index is a self-constructed peer group of companies that are included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group of companies, from which the Company has been excluded.
The Peer Group Index consists of the following companies: Altria Group, Inc., Archer-Daniels-Midland Company, B&G Foods, Inc., Beam Inc., Brown-Forman Corporation, Bunge Limited, Campbell Soup Company, Coca-Cola Enterprises, Inc., ConAgra Foods, Inc., Constellation Brands, Inc., Darling International Inc., Dean Foods Company, Dr Pepper Snapple Group, Inc., Flowers Foods, Inc., Fresh Del Monte Produce Inc., General Mills, Inc., Green Mountain Coffee Roasters, Inc., H.J. Heinz Company, The Hain Celestial Group, Inc., Herbalife Ltd., The Hershey Company, The Hillshire Brands Company, Hormel Foods Corporation, Ingredion Incorporated, The J.M. Smucker Company, Kellogg Company, Kraft Foods Inc., Lancaster Colony Corporation, Lorillard, Inc., McCormick & Company, Inc., Mead Johnson Nutrition Company, Molson Coors Brewing Company, Mondelēz International, Inc., Monsanto Company, Monster Beverage Corporation, PepsiCo, Inc., Philip Morris International Inc., Post Holdings, Inc., Ralcorp Holdings, Inc., Reynolds American Inc., Smithfield Foods, Inc., TreeHouse Foods, Inc., Tyson Foods, Inc. and Universal Corporation.
Companies included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group change periodically. This year, the groups include B&G Foods, Inc., The Hillshire Brands Company, Ingredion Incorporated, Mondelēz International, Inc. and Post Holdings, Inc., all of which were not included in the groups last year. Additionally, this year the groups do not include Corn Products International, Inc., Diamond Foods, Inc., Sara Lee Corporation and Tootsie Roll Industries, Inc., all of which were included in the groups last year.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Year Ended December 31,	2012	2011	2010 [1]	2009	2008
(In millions except per share data)		As Adjusted[2,3]
SUMMARY OF OPERATIONS
Net operating revenues	$48,017	$46,542	$35,119	$30,990	$31,944
Net income attributable to shareowners of The Coca-Cola Company	9,019	8,584	11,787	6,797	5,819
PER SHARE DATA
Basic net income	$2.00	$1.88	$2.55	$1.47	$1.26
Diluted net income	1.97	1.85	2.53	1.46	1.25
Cash dividends	1.02	0.94	0.88	0.82	0.76
BALANCE SHEET DATA
Total assets	$86,174	$79,974	$72,921	$48,671	$40,519
Long-term debt	14,736	13,656	14,041	5,059	2,781

[1]
Includes the impact of the Company's acquisition of CCE's former North America business and the sale of our Norwegian and Swedish bottling operations to New CCE. Both of these transactions occurred on October 2, 2010. This information also includes the impact of the deconsolidation of certain entities, primarily bottling operations, on January 1, 2010, as a result of the Company's adoption of new accounting guidance issued by the Financial Accounting Standards Board ("FASB"). Refer to Note 1 and Note 2 of Notes to Consolidated Financial Statements.

[2]
Effective January 1, 2012, the Company elected to change our accounting methodology for determining the market-related value of assets for our U.S. qualified defined benefit pension plans. The Company's change in accounting methodology has been applied retrospectively, and we have adjusted all prior period financial information presented herein as required.

[3]
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

•
Liquidity, Capital Resources and Financial Position — an analysis of cash flows; off-balance sheet arrangements and aggregate contractual obligations; foreign exchange; the impact of inflation and changing prices; and an overview of financial position.

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
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations as well as independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Of the approximately 57 billion beverage servings of all types consumed worldwide every day, beverages bearing trademarks owned by or licensed to us account for more than 1.8 billion servings.
We believe our success depends on our ability to connect with consumers by providing them with a wide variety of choices to meet their desires, needs and lifestyle choices. Our success further depends on the ability of our people to execute effectively, every day.
Our goal is to use our Company's assets — our brands, financial strength, unrivaled distribution system, global reach, and the talent and strong commitment of our management and associates — to become more competitive and to accelerate growth in a manner that creates value for our shareowners.
Our Company markets, manufactures and sells:

•
beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups (we refer to this part of our business as our "concentrate business" or "concentrate operations"); and

•	finished sparkling and still beverages (we refer to this part of our business as our "finished product business" or "finished product operations").
Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations.
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
Our finished product operations consist primarily of the production, sales and distribution operations managed by CCR and our Company-owned or -controlled bottling and distribution operations. CCR is included in our North America operating segment, and our Company-owned or -controlled bottling and distribution operations are included in our Bottling Investments operating segment. Our finished product operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. In the United States, we authorize wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.

The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2012	2011	2010
Concentrate operations[1]	38%	39%	51%
Finished product operations2.3	62	61	49
Net operating revenues	100%	100%	100%

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

[3]
Includes net operating revenues related to our acquisition of CCE's former North America business for the full year in 2012 and 2011. In 2010, the percentage includes net operating revenues from the date of the CCE acquisition on October 2, 2010.

The following table sets forth the percentage of total worldwide unit case volume related to concentrate operations and finished product operations:

Year Ended December 31,	2012	2011	2010
Concentrate operations[1]	70%	70%	76%
Finished product operations[2,3]	30	30	24
Total worldwide unit case volume	100%	100%	100%

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

[3]
Includes unit case volume related to our acquisition of CCE's former North America business for the full year in 2012 and 2011. In 2010, the percentage includes unit case volume from the date of the CCE acquisition on October 2, 2010.

Acquisition of CCE's Former North America Business and Related Transactions
Pursuant to the terms of the business separation and merger agreement entered into on February 25, 2010, as amended (the "merger agreement"), on October 2, 2010 (the "acquisition date"), we acquired CCE's former North America business, consisting of CCE's production, sales and distribution operations in the United States, Canada, the British Virgin Islands, the United States Virgin Islands and the Cayman Islands, and a substantial majority of CCE's corporate segment. We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America.
Under the terms of the merger agreement, the Company acquired the 67 percent of CCE's former North America business that was not already owned by the Company for consideration that included: (1) the Company's 33 percent indirect ownership interest in CCE's European operations; (2) cash consideration; and (3) replacement awards issued to certain current and former employees of CCE's corporate operations and former North America business. At closing, CCE shareowners other than the Company exchanged their CCE common stock for common stock in a new entity, which was renamed Coca-Cola Enterprises, Inc. (which is referred to herein as "New CCE") and which continues to hold the European operations held by CCE prior to the acquisition. At closing, New CCE became 100 percent owned by shareowners that held shares of common stock of CCE immediately prior to the closing, other than the Company. As a result of this transaction, the Company does not own any interest in New CCE.
As of October 1, 2010, our Company owned 33 percent of the outstanding common stock of CCE. Based on the closing price of CCE's common stock on the last day of trading prior to the acquisition date, the fair value of our investment in CCE was $5,373 million, which reflected the fair value of our ownership in both CCE's European operations and its former North America business. We remeasured our equity interest in CCE to fair value upon the close of the transaction. As a result, we recognized a gain of $4,978 million, which was classified in the line item other income (loss) — net in our consolidated statement of income. The gain included a $137 million reclassification adjustment related to foreign currency translation gains recognized upon the disposal of our indirect investment in CCE's European operations. The Company relinquished its indirect ownership interest in CCE's European operations to New CCE as part of the consideration to acquire the 67 percent of CCE's former North America business that was not already owned by the Company.

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
In contemplation of the closing of our acquisition of CCE's former North America business, we reached an agreement with DPS to distribute certain DPS brands in territories where DPS brands had been distributed by CCE prior to the CCE transaction. Under the terms of our agreement with DPS, concurrently with the closing of the CCE transaction, we entered into license agreements with DPS to distribute Dr Pepper trademark brands in the United States, Canada Dry in the Northeastern United States, and Canada Dry and C' Plus in Canada, and we made a net one-time cash payment of $715 million to DPS. Under the license agreements, the Company agreed to meet certain performance obligations to distribute DPS products in retail and foodservice accounts and vending machines. The license agreements have initial terms of 20 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements. The license agreements replaced agreements between DPS and CCE existing immediately prior to the completion of the CCE transaction. In addition, we entered into an agreement with DPS to include Dr Pepper and Diet Dr Pepper in our Coca-Cola Freestyle fountain dispensers in certain outlets throughout the United States. The Coca-Cola Freestyle agreement has a term of 20 years.
On October 2, 2010, we sold all of our ownership interests in our Norwegian and Swedish bottling operations to New CCE for $0.9 billion in cash. In addition, in connection with the acquisition of CCE's former North America business, we granted to New CCE the right to negotiate the acquisition of our majority interest in our German bottler at any time from 18 to 39 months after February 25, 2010, at the then current fair value and subject to terms and conditions as mutually agreed.
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
Our Objective
Our objective is to use our formidable assets — our brands, financial strength, unrivaled distribution system, global reach, and the talent and strong commitment of our management and associates — to achieve long-term sustainable growth. Our vision for sustainable growth includes the following:

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

Core Capabilities
Consumer Marketing
Marketing investments are designed to enhance consumer awareness of, and increase consumer preference for, our brands. This produces long-term growth in unit case volume, per capita consumption and our share of worldwide nonalcoholic beverage sales. Through our relationships with our bottling partners and those who sell our products in the marketplace, we create and implement integrated marketing programs, both globally and locally, that are designed to heighten consumer awareness of and product appeal for our brands. In developing a strategy for a Company brand, we conduct product and packaging research, establish brand positioning, develop precise consumer communications and solicit consumer feedback. Our integrated marketing activities include, but are not limited to, advertising, point-of-sale merchandising and sales promotions.
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
Bottling and Distribution Operations
Most of our Company beverage products are manufactured, sold and distributed by independent bottling partners. However, over the past several years the amount of Company beverage products that are manufactured, sold and distributed by consolidated bottling and distribution operations has increased. We often acquire bottlers in underperforming markets where we believe we can use our resources and expertise to improve performance. Owning such a controlling interest enables us to compensate for limited local resources; help focus the bottler's sales and marketing programs; assist in the development of the bottler's business and information systems; and establish an appropriate capital structure for the bottler.
Our Company has a long history of providing world-class customer service, demonstrating leadership in the marketplace and leveraging the talent of our global workforce. In addition, we have an experienced bottler management team. All of these factors are critical to build upon as we manage our growing bottling and distribution operations.
The Company has a deep commitment to continuously improving our business. This includes our efforts to develop innovative packaging and merchandising solutions which help drive demand for our beverages and meet the growing needs of our consumers. As we further transform the way we go to market, the Company continues to seek out ways to be more efficient.

Challenges and Risks
Being global provides unique opportunities for our Company. Challenges and risks accompany those opportunities. Our management has identified certain challenges and risks that demand the attention of the nonalcoholic beverage segment of the commercial beverage industry and our Company. Of these, five key challenges and risks are discussed below.
Obesity and Inactive Lifestyles
Increasing concern among consumers, public health professionals and government agencies of the potential health problems associated with obesity and inactive lifestyles represents a significant challenge to our industry. We recognize that obesity is a complex public health problem and are committed to being a part of the solution. This commitment is reflected through our broad portfolio, with a beverage to suit every caloric and hydration need.
All of our beverages can be consumed as part of a balanced diet. Consumers who want to reduce the calories they consume from beverages can choose from our continuously expanding portfolio of more than 800 low- and no-calorie beverages, nearly 25 percent of our global portfolio, as well as our regular beverages in smaller portion sizes. We believe in the importance and power of “informed choice,” and we continue to support the fact-based nutrition labeling and education initiatives that encourage people to live active, healthy lifestyles. Our commitment also includes creating and adhering to responsible policies in schools and in the marketplace; supporting programs to encourage physical activity and promote nutrition education; and continuously meeting changing consumer needs through beverage innovation, choice and variety. We recognize the health of our business is interwoven with the well-being of our consumers, our employees and the communities we serve, and we are working in cooperation with governments, educators and consumers.
Water Quality and Quantity
Water quality and quantity is an issue that increasingly requires our Company's attention and collaboration with other companies, suppliers, governments, nongovernmental organizations and communities where we operate. Water is the main ingredient in substantially all of our products and is needed to produce the agricultural ingredients on which our business relies. It also is critical to the prosperity of the communities we serve. Today, water is a limited natural resource facing unprecedented challenges from overexploitation, flourishing food demand, increasing pollution, poor management and the effects of climate change.
Our Company has a robust water stewardship and management program and continues to work to improve water use efficiency, treat wastewater prior to discharge and to achieve our goal of replenishing the water that we and our bottling partners source and use in our finished products. We regularly assess the specific water-related risks that we and many of our bottling partners face and have implemented a formal water risk management program. We are actively collaborating with other companies, governments, nongovernmental organizations and communities to advocate for needed water policy reforms and action to protect water availability and quality around the world. We are working with our global partners to develop sustainability-related water projects. We are encouraging improved water efficiency and conservation efforts throughout our system. Through these integrated programs, we believe that our Company is in an excellent position to leverage the water-related knowledge we have developed in the communities we serve — through source water availability assessments, water resource management, water treatment, wastewater treatment systems, and models for working with communities and partners in addressing water and sanitation needs. As demand for water continues to increase around the world, we expect commitment and continued action on our part will be crucial to the successful long-term stewardship of this critical natural resource.
Evolving Consumer Preferences
Consumers want more choices. We are impacted by shifting consumer demographics and needs, on-the-go lifestyles, aging populations in developed markets and consumers who are empowered with more information than ever. We are committed to generating new avenues for growth through our core brands with a focus on diet and light products, innovative packaging, and ingredient and packaging material education efforts. We are also committed to continuing to expand the variety of choices we provide to consumers to meet their needs, desires and lifestyle choices.
Increased Competition and Capabilities in the Marketplace
Our Company is facing strong competition from some well-established global companies and many local participants. We must continue to strengthen our capabilities in marketing and innovation in order to maintain our brand loyalty and market share while we selectively expand into other profitable segments of the nonalcoholic beverage segment of the commercial beverage industry.

Food Security
Increased demand for commodities and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit availability or increase the cost of key agricultural commodities, such as sugarcane, corn, beets, citrus, coffee and tea, which are important sources of ingredients for our products, and could impact the food security of communities around the world. We are committed to implementing programs focused on economic opportunity and environmental sustainability designed to help address these agricultural challenges. Through joint efforts with farmers, communities, bottlers, suppliers and key partners, as well as our increased and continued investment in sustainable agriculture, we can together help make a strategic impact on food security.
All of these challenges and risks — obesity and inactive lifestyles, water quality and quantity, evolving consumer preferences, increased competition and capabilities in the marketplace, and food security — have the potential to have a material adverse effect on the nonalcoholic beverage segment of the commercial beverage industry and on our Company; however, we believe our Company is well positioned to appropriately address these challenges and risks.
See also ''Item 1A. Risk Factors'' in Part I of this report for additional information about risks and uncertainties facing our Company.
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
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest as well as VIEs for which our Company is the primary beneficiary. Generally, we consolidate only business enterprises that we control by ownership of a majority voting interest. However, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a "VIE." An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to profit guarantees or subordinated financial support. Refer to Note 11 of Notes to Consolidated Financial Statements. Although these financial arrangements resulted in us holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $1,776 million and $1,183 million as of December 31, 2012 and 2011, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $234 million and $199 million as of December 31, 2012 and 2011, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
Creditors of our VIEs do not have recourse against the general credit of the Company, regardless of whether they are accounted for as consolidated entities.
Purchase Accounting for Acquisitions
The Company applies the acquisition method of accounting in a business combination. In general, this methodology requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. We estimate fair value using the exit price approach, which is defined as the price that would be received if we sold an asset or paid to transfer a liability in an orderly market. The value of an exit price is determined from the viewpoint of all market participants as a whole and may result in the Company valuing assets at a fair value that is not reflective of our intended use of the assets. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded in the line item goodwill in our consolidated balance sheets. Management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives for property, plant and equipment and amortization periods for intangible assets, and can materially affect the Company's results of operations.
Transaction costs, as well as costs to reorganize acquired companies, are expensed as incurred in the Company's consolidated statements of income.
On October 2, 2010, the Company acquired CCE's former North America business and recorded total assets of $22.2 billion as of the acquisition date. The assets we acquired included a material amount of intangible assets that were subject to the significant estimates described above. During our purchase accounting measurement period, which concluded during the third quarter of 2011, the Company made adjustments to certain amounts that resulted in a final balance of $22.0 billion of total assets being recorded in our consolidated balance sheets related to the CCE acquisition. Refer to the heading "Recoverability of Noncurrent Assets" below and Note 2 of Notes to Consolidated Financial Statements for further information related to this acquisition.
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
Our equity method investees also perform such recoverability and/or impairment tests. If an impairment charge is recorded by one of our equity method investees, the Company records its proportionate share of such charge as a reduction of equity income (loss) — net in our consolidated statements of income. However, the actual amount we record with respect to our proportionate share of such charges may be impacted by items such as basis differences, deferred taxes and deferred gains.
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
The following table presents the carrying values of our investments in equity and debt securities (in millions):

December 31, 2012	Carrying Value	Percentage of Total Assets
Equity method investments	$9,216	11%
Securities classified as available-for-sale	4,593	5
Securities classified as trading	266	*
Cost method investments	145	*
Total	$14,220	17%

*	Accounts for less than 1 percent of the Company's total assets.
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
In 2012, the Company recognized impairment charges of $16 million as a result of the other-than-temporary decline in the fair values of certain cost method investments. These impairment charges were recorded in the line item other income (loss) — net in our consolidated statement of income and impacted the Corporate operating segment. Refer to the heading "Operations Review — Other Income (Loss) — Net" below as well as Note 16 and Note 17 of Notes to Consolidated Financial Statements.
In 2011, the Company recognized impairment charges of $17 million as a result of the other-than-temporary decline in the fair values of certain available-for-sale securities. In addition, the Company recognized charges of $41 million during 2011 related to the impairment of an investment in an entity accounted for under the equity method of accounting. These impairment charges were recorded in the line item other income (loss) — net in our consolidated statement of income and impacted the Corporate operating segment. Refer to the heading "Operations Review — Other Income (Loss) — Net" below as well as Note 16 and Note 17 of Notes to Consolidated Financial Statements.
In 2010, the Company recognized impairment charges of $41 million as a result of the other-than-temporary decline in the fair values of certain available-for-sale securities and an equity method investment. These impairment charges were recorded in the line item other income (loss) — net in our consolidated statement of income and impacted the Bottling Investments and Corporate operating segments. Refer to the heading "Operations Review — Other Income (Loss) — Net" below as well as Note 16 and Note 17 of Notes to Consolidated Financial Statements.
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

December 31, 2012	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$8,601	$2,074	$6,527
Coca-Cola Amatil Limited	3,133	1,125	2,008
Coca-Cola Hellenic Bottling Company S.A.	1,865	1,368	497
Coca-Cola İçecek A.Ş.	1,055	215	840
Embotelladora Andina S.A.	787	389	398
Coca-Cola Central Japan Co., Ltd.	188	176	12
Coca-Cola Bottling Co. Consolidated	165	84	81
Mikuni Coca-Cola Bottling Co., Ltd.	106	105	1
Total	$15,900	$5,536	$10,364
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
As a result of our acquisition of CCE's former North America business, the Company recorded charges of $266 million related to preexisting relationships during the year ended December 31, 2010. These charges were primarily related to the write-off of our investment in infrastructure programs with CCE. Our investment in these infrastructure programs with CCE did not meet the criteria to be recognized as an asset subsequent to the acquisition. Refer to Note 2 and Note 6 of Notes to Consolidated Financial Statements.

Property, Plant and Equipment
As of December 31, 2012, the carrying value of our property, plant and equipment, net of depreciation, was $14,476 million, or 17 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment review is performed, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.
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

December 31, 2012	Carrying Value	Percentage of Total Assets
Goodwill	$12,255	14%
Bottlers' franchise rights with indefinite lives	7,405	9
Trademarks with indefinite lives	6,527	8
Definite-lived intangible assets, net	1,039	1
Other intangible assets not subject to amortization	111	*
Total	$27,337	32%

*	Accounts for less than 1 percent of the Company's total assets.
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
The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, prior to completing the impairment test described above. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment. During 2012, the Company only performed qualitative assessments on less than 10 percent of our indefinite-lived intangible assets balance.

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
The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing. During 2012, the Company only performed qualitative assessments on less than 10 percent of our consolidated goodwill balance.
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
As of our most recent annual impairment review, the Company had no significant impairments of its intangible assets, individually or in the aggregate. In addition, as of December 31, 2012, we did not have any reporting unit with a material amount of goodwill for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. Management will continue to monitor the fair value of our intangible assets in future periods.
We acquired CCE's former North America business on October 2, 2010, which resulted in the Company recording $14,327 million of intangible assets, including goodwill. Refer to Note 2 of Notes to Consolidated Financial Statements. The acquired intangible assets included $5,850 million of bottler franchise rights, which consisted of $5,200 million of franchise rights with indefinite lives and $650 million of franchise rights with definite lives. The franchise rights with indefinite lives represent franchise rights that had previously provided CCE with exclusive and perpetual rights to manufacture and/or distribute certain beverages in specified territories. The franchise rights with definite lives relate to franchise rights that had previously provided CCE with exclusive rights to manufacture and/or distribute certain beverages in specified territories for a finite period of time and, therefore, have been classified as definite-lived intangible assets.
The Company recorded $8,050 million of goodwill in connection with this acquisition that was assigned to the North America operating segment, of which $170 million has been, and will continue to be, amortized for tax purposes. This goodwill is primarily related to synergistic value created from having a unified operating system that will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

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
At each measurement date, we determine the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plans. As of December 31, 2012 and 2011, the weighted-average discount rate used to compute our benefit obligation was 4.00 percent and 4.75 percent, respectively.
The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure all of our plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our net periodic benefit cost was 8.25 percent in 2012 and 2011.
In 2012, the Company's total pension expense related to defined benefit plans was $251 million. In 2013, we expect our total pension expense to be approximately $191 million. The anticipated decrease is primarily due to approximately $640 million of contributions the Company expects to make to various plans in 2013 as well as the impact of favorable returns on plan assets in 2012. The favorable impact of these items will be partially offset by the unfavorable impact of a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation. The estimated impact of an additional 50-basis-point decrease in the discount rate on our 2013 pension expense is an increase to our pension expense of approximately $47 million. Additionally, the estimated impact of a 50-basis-point decrease in the expected long-term rate of return on plan assets on our 2013 pension expense is an increase to our pension expense of approximately $29 million.
The sensitivity information provided above is based only on changes to the actuarial assumptions used for our U.S. pension plans. As of December 31, 2012, the Company's primary U.S. plan represented 59 percent and 64 percent of the Company's consolidated projected pension benefit obligation and pension assets, respectively. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.
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
Our customers can earn certain incentives which are included in deductions from revenue, a component of net operating revenues in our consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. Refer to Note 1 of Notes to Consolidated Financial Statements. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $6.1 billion, $5.8 billion and $5.0 billion in 2012, 2011 and 2010, respectively. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates. Such differences are recorded once they have been determined and have historically not been significant.

Income Taxes
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to the heading "Operations Review — Income Taxes" below and Note 14 of Notes to Consolidated Financial Statements.
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2012, the Company's valuation allowances on deferred tax assets were $487 million and primarily related to uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards generated in various jurisdictions. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets.
The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries. The Company also evaluates its expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for the Company's local country subsidiary to pay a dividend), economic stability and asset risk. As of December 31, 2012, undistributed earnings of the Company's foreign subsidiaries that met the indefinite reversal criteria amounted to $26.9 billion. Refer to Note 14 of Notes to Consolidated Financial Statements.

The Company's effective tax rate is expected to be approximately 24.0 percent in 2013. This estimated tax rate does not reflect the impact of any unusual or special items that may affect our tax rate in 2013.
Recent Accounting Standards and Pronouncements
Refer to Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.
Operations Review
Our organizational structure as of December 31, 2012, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate. For further information regarding our operating segments, refer to Note 19 of Notes to Consolidated Financial Statements.
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
Our Bottling Investments operating segment and our other finished product operations, including the finished product operations in our North America operating segment, typically generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these consolidated finished product operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate to the authorized unconsolidated bottling and canning operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (unit case volume or concentrate sales volume, as appropriate), (2) structural changes, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues" below.
"Structural changes" generally refers to acquisitions or dispositions of bottling, distribution or canning operations and consolidation or deconsolidation of bottling and distribution entities for accounting purposes. Typically, structural changes do not impact the Company's unit case volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations.
The Company acquired Great Plains Coca-Cola Bottling Company ("Great Plains") in December 2011, bottling operations in Vietnam and Cambodia in February 2012, and bottling operations in Guatemala in June 2012. Accordingly, the impact to net operating revenues related to these acquisitions was included as a structural change in our analysis of changes to net operating revenues. Refer to the heading "Net Operating Revenues" below.

In January 2012, the Company announced that BPW, our joint venture with Nestlé in the ready-to-drink tea category, will focus its geographic scope primarily on Europe and Canada. The joint venture was phased out in all other territories by the end of 2012, and the Company's agreement to distribute products in the United States under a sublicense from a subsidiary of Nestlé terminated at the end of 2012. The impact to net operating revenues for North America related to the termination of our license agreement has been included as a structural change in our analysis of changes to net operating revenues. In addition, we have eliminated the BPW and Nestlé licensed unit case volume and associated concentrate sales for the year ended December 31, 2012, in those countries impacted by these structural changes. We have also eliminated the BPW and Nestlé licensed unit case volume and associated concentrate sales from the base year, where applicable, when calculating 2012 versus 2011 volume growth rates. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
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
In 2012, the Company invested in the existing beverage business of Aujan, one of the largest independent beverage companies in the Middle East. Under our definitive agreement with Aujan, the Company now owns 50 percent of the Aujan entity that holds the rights to Aujan-owned brands in certain territories and 49 percent of Aujan's bottling and distribution operations in certain territories. Accordingly, the volume associated with the Aujan transaction, subsequent to our initial equity investment during the second quarter of 2012, is considered to be from acquired brands. Refer to the heading "Beverage Volume" below.
"License agreements" refers to brands not owned by the Company, but for which we hold certain rights, generally including, but not limited to, distribution rights, and from which we derive an economic benefit when these brands are ultimately sold. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to these brands in periods prior to the beginning of the term of the license agreement. Therefore, the unit case volume and concentrate sales volume from the sale of these brands is incremental to prior year volume. We do not generally consider new license agreements to be structural changes.
On October 2, 2010, in legally separate transactions, we acquired CCE's former North America business and entered into a license agreement with DPS. We also sold all of our ownership interests in our Norwegian and Swedish bottling operations to New CCE. Although each of these items does not have an impact on the comparability of the Company's 2012 and 2011 consolidated financial statements, the sections below are intended to provide an overview of the impact these items had on the comparability of our 2011 and 2010 consolidated financial statements.
Acquisition of CCE's Former North America Business and the DPS License Agreements
Immediately prior to our acquisition of CCE's former North America business on October 2, 2010, the Company owned 33 percent of CCE's outstanding common stock. This ownership represented our indirect ownership interest in both CCE's former North America business and its European operations. On October 2, 2010, the Company acquired the remaining 67 percent of CCE's former North America business not already owned by the Company for consideration that included the Company's indirect ownership interest in CCE's European operations. As a result of this transaction, the Company now owns 100 percent of CCE's former North America business and does not own any interest in New CCE's European operations. The operating results of CCE's former North America business were included in our consolidated financial statements starting October 2, 2010. The operating results of New CCE do not directly impact the Company's consolidated financial statements, since we have no ownership interest in this entity. Refer to the heading "Our Business — General" above and Note 2 of Notes to Consolidated Financial Statements for additional details related to the acquisition.
On October 2, 2010, the Company also entered into an agreement with DPS to distribute certain DPS brands in territories where these brands were distributed by CCE prior to our acquisition of CCE's former North America business. The license agreements replaced agreements between DPS and CCE existing immediately prior to the acquisition. Refer to the heading "Our Business — General" above and Note 2 of Notes to Consolidated Financial Statements for additional details related to these new license agreements.

Prior to the acquisition and entering into the DPS license agreements, the Company's North America operating segment was predominantly a concentrate operation. As a result of the acquisition and the DPS license agreements, the North America operating segment is now predominantly a finished product operation. Generally, finished product operations produce higher net operating revenues but lower gross profit margins and operating margins compared to concentrate operations. Refer to "Item 1. Business — Products and Brands" for additional discussion of the differences between the Company's concentrate operations and our finished product operations. These transactions resulted in higher net operating revenues but lower gross profit margins and operating margins for the North America operating segment and our consolidated operating results.
Prior to the acquisition, the Company reported unit case volume for the sale of Company beverage products sold by CCE. After the transaction closing, we report unit case volume of Company beverage products just as we had prior to the transaction.
Prior to the acquisition, the Company recognized concentrate sales volume at the time we sold the concentrate to CCE. Upon the closing of the transaction, we do not recognize the concentrate sales volume until CCR has sold finished products manufactured from concentrate to a customer.
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
Prior to the acquisition, we recognized the revenues and profits associated with concentrate sales when the concentrate was sold to CCE, excluding the portion that was deemed to be intercompany due to our previous ownership interest in CCE. However, subsequent to the acquisition, the Company does not recognize the revenues and profits associated with concentrate sold to CCE's former North America business until the finished products manufactured from those concentrates are sold. For example, in 2010, most of our pre-Easter concentrate sales to CCE impacted our first quarter operating results. In 2011, our Easter-related finished product sales had a greater impact on our second quarter operating results. As a result of this transaction, the Company does not have an indirect ownership interest in New CCE's European operations. Therefore, we are no longer required to defer the portion of revenues and profits associated with concentrate sales to New CCE.
The acquisition of CCE's former North America business has resulted in a significant adjustment to our overall cost structure, especially in North America. The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The majority of these costs are included within our North America and Bottling Investments operating segments. The Company increased our hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. Refer to the heading "Gross Profit Margin" below and Note 5 of Notes to Consolidated Financial Statements for additional information regarding our commodity hedging activity.
In 2010, the gross profit for our North America operating segment was negatively impacted by $235 million, primarily due to the elimination of gross profit in inventory on intercompany sales and an inventory fair value adjustment as a result of the acquisition. Refer to the headings "Gross Profit Margin" and "Operating Income and Operating Margin" below.
The acquisition of CCE's former North America business increased the Company's selling, general and administrative expenses, primarily due to delivery-related expenses. Selling, general and administrative expenses are typically higher, as a percentage of net operating revenues, for finished product operations compared to concentrate operations. Selling, general and administrative expenses were also negatively impacted by the amortization of definite-lived intangible assets acquired in the acquisition. The Company recorded $650 million of definite-lived acquired franchise rights that are being amortized over a weighted-average life of approximately eight years from the date of acquisition, which is equal to the weighted-average remaining contractual term of the acquired franchise rights. In addition, the Company recorded $380 million of customer rights that are being amortized over 20 years. We estimate the amortization expense related to these definite-lived intangible assets to be approximately $100 million per year for the next several years, which will be recorded in selling, general and administrative expenses.
In connection with the Company's acquisition of CCE's former North America business, we assumed $7,602 million of long-term debt, which had an estimated fair value of $9,345 million as of the acquisition date. In accordance with accounting principles generally accepted in the United States, we recorded the assumed debt at its fair value as of the acquisition date. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities — Debt Financing" below and Note 2 of Notes to Consolidated Financial Statements.

In 2010, the Company recognized a gain of $4,978 million due to the remeasurement of our equity interest in CCE to fair value upon the close of the transaction. This gain was classified in the line item other income (loss) — net in our consolidated statement of income.
Prior to the closing of this acquisition, we had accounted for our investment in CCE under the equity method of accounting. Under the equity method of accounting, we recorded our proportionate share of CCE's net income or loss in the line item equity income (loss) — net in our consolidated statements of income. However, as a result of this transaction, beginning October 2, 2010, the Company no longer records equity income or loss related to CCE, and therefore, this transaction negatively impacted the amount of equity income the Company recorded during both 2011 and 2010. Refer to the heading "Equity Income (Loss) — Net" below.
Divestiture of Norwegian and Swedish Bottling Operations
The divestiture of our Norwegian and Swedish bottling operations had no impact on our consolidated unit case volume and consolidated concentrate sales volume, for the same reasons discussed above in relation to our acquisition of CCE's former North America business. The divestiture of these bottling operations reduced unit case volume for the Bottling Investments operating segment. In addition, the divestiture reduced net operating revenues and net income for our consolidated operating results and the Bottling Investments operating segment. However, since we divested a finished product business, it had a positive impact on our gross profit margins and operating margins. Furthermore, the impact these divestitures had on the Company's net operating revenues was partially offset by the concentrate revenues that were recognized on sales to these bottling operations. These concentrate sales had previously been eliminated because they were intercompany transactions. The net impact to net operating revenues was included as a structural change in our analysis of changes to net operating revenues. Refer to the heading "Net Operating Revenues" below.
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

Information about our volume growth by operating segment is as follows:

	Percent Change
	2012 vs. 2011		2011 vs. 2010
Year Ended December 31,	Unit Cases[1,2]	Concentrate Sales	Unit Cases[1,2]	Concentrate Sales
Worldwide	4%	4%	5%	5%
Eurasia & Africa	11%	10%	6%	5%
Europe	(1)	(2)	2	1
Latin America	5	5	6	5
North America	2	2	4	4
Pacific	5	3	5	6
Bottling Investments	10	N/A	—	N/A

[1]	Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.

[2]	Geographic segment data reflects unit case volume growth for all bottlers, both consolidated and unconsolidated, and distributors in the applicable geographic areas.
Unit Case Volume
The Coca-Cola system sold approximately 27.7 billion unit cases of our products in 2012, approximately 26.7 billion unit cases in 2011 and approximately 25.5 billion unit cases in 2010. The number of unit cases sold in 2012 does not include BPW unit case volume for those countries in which BPW was phased out in 2012, nor does it include unit case volume of products distributed in the United States under a sublicense from a subsidiary of Nestlé which terminated at the end of 2012. In addition, the Company eliminated BPW and Nestlé licensed unit case volume from the base year, where applicable, when calculating 2012 versus 2011 volume growth rates below. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above.
Year Ended December 31, 2012, versus Year Ended December 31, 2011
In Eurasia and Africa, unit case volume increased 11 percent, which consisted of 9 percent growth in sparkling beverages and 19 percent growth in still beverages. The group's sparkling beverage growth was led by 10 percent growth in brand Coca-Cola, 11 percent growth in Trademark Sprite and 6 percent growth in Trademark Fanta. Growth in still beverages was primarily due to juices and juice drinks and included an 8 percentage point benefit attributable to acquired volume, primarily related to our investments in Aujan. India reported 16 percent unit case volume growth, reflecting the impact of strong integrated marketing campaigns and primarily consisted of 33 percent growth in brand Coca-Cola, 20 percent growth in Trademark Sprite, 13 percent growth in Trademark Thums Up and 26 percent growth in our Maaza juice drink brand. In addition, Russia reported unit case volume growth of 8 percent, driven by growth of 20 percent in brand Coca-Cola. Still beverage growth in Russia included growth of 13 percent and 23 percent in our juice brands Dobriy and Rich, respectively. Eurasia and Africa also benefited from unit case volume growth of 21 percent in the Company's Middle East and North Africa business unit, including a 9 percentage point benefit attributable to acquired volume, primarily related to our investments in Aujan. South Africa had unit case volume growth of 6 percent, reflecting our increased marketing initiatives in the current year and the impact of the volume decline reported in 2011 due to unfavorable weather conditions and higher pricing.
Unit case volume in Europe declined 1 percent, which consisted of a 2 percent decline in sparkling beverages and minimal growth in still beverages. Germany reported unit case volume growth of 1 percent, reflecting the Company's strong commercial campaigns such as our 2012 Olympic Games partnership and the Coca-Cola Christmas Truck Tour, music-themed integrated marketing campaigns and a continued focus on low-calorie and no-calorie sparkling beverages. The favorable impact of growth in Germany was more than offset by volume declines in other markets. The group reported a decline in unit case volume of 3 percent in the Northwest Europe and Nordics business unit and a volume decline of 1 percent in the Iberia business unit, reflecting the challenges of continued weak consumer confidence, adverse weather and aggressive competitive pricing.

In Latin America, unit case volume increased 5 percent, which consisted of 3 percent growth in sparkling beverages and 12 percent growth in still beverages. The growth reported across Latin America was driven by continued investments in our brands, strong activation of holiday programming, and a continued focus on a differentiated occasion-based package, price and channel strategy. The group's growth in sparkling beverages was led by 3 percent growth in brand Coca-Cola, 6 percent growth in Trademark Fanta and 5 percent growth in Trademark Sprite. Still beverage growth in Latin America reflected 34 percent growth in ready-to-drink teas as a result of the newly launched Fuze Tea, 28 percent growth in sports drinks, 9 percent growth in packaged water and 12 percent growth in juices and juice drinks. Brazil reported unit case volume growth of 6 percent, which consisted of 3 percent growth in brand Coca-Cola, 11 percent growth in Trademark Fanta and 16 percent growth in still beverages. Latin America also benefited from unit case volume growth of 4 percent in Mexico and 7 percent growth in Argentina.
Unit case volume in North America increased 2 percent, led by growth of 8 percent in still beverages. Still beverage growth in North America included 16 percent growth in ready-to-drink teas, 12 percent growth in sports drinks, 9 percent growth in packaged water and 2 percent growth in juices and juice drinks. The group reported 11 percent growth in Trademark Powerade, reflecting the benefit of a strong 2012 Olympic Games activation. Growth in ready-to-drink teas included the continued strong growth of Gold Peak, and the group's juices and juice drinks benefited from 7 percent growth in Trademark Simply. Dasani had unit case volume growth of 10 percent and maintained its premium pricing position, supported by our PlantBottle PET packaging. The group's growth in still beverages was partially offset by a volume decline of 1 percent in sparkling beverages. Although overall sparkling beverage volume declined in North America, the group benefited from growth in Coca-Cola Zero and Trademark Fanta of 7 percent and 6 percent, respectively.
In Pacific, unit case volume increased 5 percent, which consisted of 4 percent growth in sparkling beverages and 8 percent growth in still beverages. The group's volume results included 4 percent growth in China, despite the impact of an economic slowdown in the country, extremely wet weather in July and August and the shift in timing of the 2013 Chinese New Year. Sparkling beverage growth in China was led by growth of 21 percent in Trademark Fanta. Still beverage growth in China was primarily due to volume growth in packaged water. Japan's unit case volume increased 2 percent, which included a 3 percent increase in still beverages, partially offset by a 2 percent decline in sparkling beverages. Still beverages in Japan benefited primarily from growth in the Company's ready-to-drink tea and coffee categories. The Pacific group also benefited from unit case volume growth of 22 percent in Thailand, 20 percent in South Korea and 5 percent in the Philippines.
Unit case volume for Bottling Investments increased 10 percent. The group had growth in key markets where we own or otherwise consolidate bottling operations, including unit case volume growth of 4 percent in China, 16 percent in India, 5 percent in the Philippines and 1 percent in Germany. The Company's consolidated bottling operations accounted for 34 percent, 65 percent, 100 percent and 100 percent of the unit case volume in China, India, the Philippines and Germany, respectively. The group's volume growth included a benefit of 3 percentage points attributable to the acquisition of bottling operations in Vietnam, Cambodia and Guatemala during the year ended December 31, 2012.
Year Ended December 31, 2011, versus Year Ended December 31, 2010
In Eurasia and Africa, unit case volume increased 6 percent, which consisted of 5 percent growth in sparkling beverages and 13 percent growth in still beverages. The group's unit case volume growth was largely due to growth in our key markets, including India and Turkey. India experienced 12 percent unit case volume growth, which consisted of 12 percent growth in sparkling beverages and 11 percent growth in still beverages. India's growth in sparkling beverages was primarily due to 17 percent growth in Trademark Sprite, 15 percent growth in Trademark Thums Up and 11 percent growth in Trademark Coca-Cola. Still beverages in India benefited from 14 percent growth in our Kinley water brand and 11 percent growth in Maaza, a component of our juice portfolio in India. The group also benefited from unit case volume growth of 10 percent in Turkey, which included strong growth in brand Coca-Cola. Unit case volume grew 5 percent in Russia, primarily due to our acquisition of OAO Nidan Juices ("Nidan") in the third quarter of 2010. Excluding the impact of the acquired Nidan juice, Russia's overall unit case volume declined 2 percent in 2011. Eurasia and Africa also benefited from unit case volume growth of 8 percent in the Company's Middle East and North Africa business unit despite ongoing geopolitical challenges in the region. The group's unit case volume growth in the markets described above was partially offset by a 2 percent unit case volume decline in South Africa. This decline was primarily due to the impact of unfavorable weather conditions during our peak summer selling season as well as higher pricing in the marketplace.

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
Unit case volume in North America increased 4 percent, including 3 percent growth attributable to the new license agreements with DPS. The group's unit case volume growth was driven by 3 percent growth in sparkling beverages, primarily due to the sale of Dr Pepper brands under the new license agreements. Coca-Cola Zero continued its strong performance in North America with 11 percent unit case volume growth. Unit case volume for still beverages in North America increased 4 percent, including 12 percent growth in Trademark Powerade, 10 percent growth in Trademark Dasani and 48 percent growth in Gold Peak. The growth in still beverages in North America was partially offset by a decline of 2 percent in juice and juice drinks, a reflection of increased pricing to offset commodity costs. In December 2011, the Company acquired Great Plains in the United States. As a result of this acquisition, we report volume from cross-licensed brands, primarily Dr Pepper, that were previously distributed by Great Plains. Unit case volume for these cross-licensed brands was 12 million unit cases for full year 2011. The Company began reporting unit case volume for these cross-licensed brands in December 2011.
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
Concentrate Sales Volume
In 2012, concentrate sales volume and unit case volume both grew 4 percent compared to 2011. Likewise, in 2011, concentrate sales volume and unit case volume both grew 5 percent compared to 2010. The differences between concentrate sales volume and unit case volume growth rates for individual operating segments in 2012 and 2011 were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.

Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
(In millions except percentages and per share data)		As Adjusted[1,2]
NET OPERATING REVENUES	$48,017	$46,542	$35,119	3%	33%
Cost of goods sold	19,053	18,215	12,693	5	44
GROSS PROFIT	28,964	28,327	22,426	2	26
GROSS PROFIT MARGIN	60.3%	60.9%	63.9%
Selling, general and administrative expenses	17,738	17,422	13,194	2	32
Other operating charges	447	732	819	*	*
OPERATING INCOME	10,779	10,173	8,413	6	21
OPERATING MARGIN	22.4%	21.9%	24.0%
Interest income	471	483	317	(2)	52
Interest expense	397	417	733	(5)	(43)
Equity income (loss) — net	819	690	1,025	19	(33)
Other income (loss) — net	137	529	5,185	*	*
INCOME BEFORE INCOME TAXES	11,809	11,458	14,207	3	(19)
Income taxes	2,723	2,812	2,370	(3)	19
Effective tax rate	23.1%	24.5%	16.7%
CONSOLIDATED NET INCOME	9,086	8,646	11,837	5	(27)
Less: Net income attributable to noncontrolling interests	67	62	50	8	24
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$9,019	$8,584	$11,787	5%	(27)%
BASIC NET INCOME PER SHARE[3]	$2.00	$1.88	$2.55	6%	(26)%
DILUTED NET INCOME PER SHARE[3]	$1.97	$1.85	$2.53	6%	(27)%

*	Calculation is not meaningful.

[1]
Effective January 1, 2012, the Company elected to change our accounting methodology for determining the market-related value of assets for our U.S. qualified defined benefit pension plans. The Company's change in accounting methodology has been applied retrospectively, and we have adjusted all prior period financial information presented herein as required.

[2]
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

[3]	Calculated based on net income attributable to shareowners of The Coca-Cola Company.

Net Operating Revenues
Year Ended December 31, 2012, versus Year Ended December 31, 2011
The Company's net operating revenues increased $1,475 million, or 3 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2012 vs. 2011
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	4%	1%	1%	(3)%	3%
Eurasia & Africa	10%	—%	4%	(9)%	5%
Europe	(2)	—	—	(4)	(6)
Latin America	5	(1)	7	(8)	3
North America	2	1	2	—	5
Pacific	3	(1)	—	1	3
Bottling Investments	6	3	1	(6)	4
Corporate	*	*	*	*	*

[1]
Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments (expressed in equivalent unit cases). For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume" above.

Refer to the heading "Beverage Volume" above for additional information related to changes in our unit case and concentrate sales volumes.
Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information related to the structural changes that impacted our Latin America, North America, Pacific and Bottling Investments operating segments.
Price, product and geographic mix had a favorable 1 percent impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•
Our consolidated results were unfavorably impacted by geographic mix as a result of growth in our emerging and developing markets which are recovering from the global recession at a quicker pace than our developed markets. The revenue per unit sold in our emerging markets is generally less than in developed markets;

•	Eurasia and Africa was favorably impacted as a result of price increases across a number of our key markets as well as improved product mix;

•	Latin America was favorably impacted as a result of price increases across a number of our key markets; and

•	North America was favorably impacted as a result of price increases, including positive pricing for sparkling beverages.
The unfavorable impact of foreign currency fluctuations decreased our consolidated net operating revenues by 3 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain other foreign currencies, including the euro, Mexican peso, Brazilian real, British pound, South African rand and Australian dollar, which impacted the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Year Ended December 31, 2011, versus Year Ended December 31, 2010
The Company's net operating revenues increased $11,423 million, or 33 percent.
Net operating revenues for the North America operating segment increased $9,366 million, or 84 percent. This increase primarily reflects the impact of structural changes related to the acquisition of CCE's former North America business in addition to the impact of our license agreements with DPS. Net operating revenues for the North America operating segment also included a 1 percent increase in pricing to retailers, driven by a 2 percent increase in pricing on sparkling beverages, and a 1 percent favorable impact due to foreign currency exchange fluctuations.
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

[2]
Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments (expressed in equivalent unit cases). For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume" above.

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
Price, product and geographic mix had a favorable 2 percent impact on our international and Bottling Investments net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•
Our international and Bottling Investments operating segments' results were unfavorably impacted by geographic mix as a result of growth in our emerging and developing markets. The revenue per unit sold in those markets is generally less than in developed markets;

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

•	Pacific was unfavorably impacted by geographic mix due to the growth in emerging and developing markets. The revenue per unit sold in those markets is generally less than in developed markets;

•	Pacific was unfavorably impacted by channel and product mix due to the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011; and

•	Bottling Investments was favorably impacted by price mix as a result of pricing increases in a number of key markets, including China, India and Latin America.

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
Net Operating Revenues by Operating Segment
Information about our net operating revenues by operating segment as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2012	2011	2010
Eurasia & Africa	5.9%	5.8%	6.9%
Europe	9.3	10.3	12.6
Latin America	9.5	9.4	11.0
North America	45.1	44.2	31.7
Pacific	11.6	11.7	14.1
Bottling Investments	18.3	18.3	23.4
Corporate	0.3	0.3	0.3
	100.0%	100.0%	100.0%
The percentage contribution of each operating segment fluctuates over time due to net operating revenues in certain operating segments growing at a faster rate compared to other operating segments. Net operating revenue growth rates are impacted by sales volume, structural changes, price and product/geographic mix, and foreign currency fluctuations. In 2012, the percentage contribution of each operating segment did not change significantly when compared to 2011. In 2011, the percentage of the Company's net operating revenues contributed by our North America operating segment increased 12.5 percentage points when compared to 2010 as a result of our acquisition of CCE's former North America business on October 2, 2010. The CCE acquisition resulted in a decrease in the proportionate share of the Company's consolidated net operating revenues contributed by our operating segments outside of North America for both 2011 and 2010. In addition, the percentage of the Company's net operating revenues contributed by our Bottling Investments operating segment decreased 5.1 percentage points in 2011 when compared to 2010, primarily due to the sale of our Norwegian and Swedish bottling operations to New CCE and the segment's proportionate decrease in the Company's consolidated net operating revenues due to the CCE acquisition in North America. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above.
The size and timing of structural changes are not consistent from period to period. As a result, anticipating the impact of such events on future net operating revenues, and other financial statement line items, usually is not possible. We expect structural changes to have an impact on our consolidated financial statements in future periods.
Gross Profit Margin
Year Ended December 31, 2012, versus Year Ended December 31, 2011
Our gross profit margin decreased to 60.3 percent in 2012 from 60.9 percent in 2011. This decrease reflected the unfavorable impact of continued increases in commodity costs during 2012 as well as temporary shifts in channel and package mix across markets as a result of the impact of current global economic conditions on consumers. In addition, our gross profit margin was unfavorably impacted as a result of ongoing fluctuations in foreign currency exchange rates and the impact of our acquisition of Great Plains in North America as well as our acquisition of bottling operations in Vietnam, Cambodia and Guatemala. The impact of these items was partially offset by favorable geographic mix as well as price increases in many of our key markets.
The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) PET. The majority of these costs are included in our North America and Bottling Investments operating segments. The cost to purchase these inputs continued to increase in 2012 when compared to 2011, and as a result the Company incurred incremental costs of $225 million related to these inputs during 2012. The Company anticipates that the cost of underlying commodities will continue to face upward pressure in 2013. We currently expect the incremental impact of increased commodity costs related to these inputs, after considering our hedge positions, to be approximately $100 million on our full year 2013 consolidated results.

In recent years, the Company has increased our hedging activities related to certain commodities in order to mitigate a portion of the price and foreign currency risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify, or are not designated, for hedge accounting. As a result, the change in fair value of these derivative instruments has been, and will continue to be, included as a component of net income in each reporting period. The Company recorded losses of $110 million and $54 million and a gain of $31 million during the years ended December 31, 2012, 2011 and 2010, respectively, in the line item cost of goods sold in our consolidated statements of income. Refer to Note 5 of Notes to Consolidated Financial Statements.
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
Year Ended December 31, 2011, versus Year Ended December 31, 2010
Our gross profit margin decreased to 60.9 percent in 2011 from 63.9 percent in 2010. The decrease was primarily due to the full year impact of consolidating CCE's former North America business as well as a significant increase in commodity costs. The unfavorable impact of these items was partially offset by favorable geographic mix as a result of growth in our emerging and developing markets, favorable product mix, price increases in many of our key markets and foreign currency exchange fluctuations. In addition, the sale of our Norwegian and Swedish bottling operations during the fourth quarter of 2010 had a favorable impact on our full year 2011 gross profit margin.
The Company's acquisition of CCE's former North America business during the fourth quarter of 2010 resulted in a significant adjustment to our overall cost structure, especially in North America. Finished product operations typically have lower gross profit margins and greater exposure to fluctuations in the cost of raw materials when compared to concentrate operations. The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) PET. The majority of these costs are included in our North America and Bottling Investments operating segments. The cost to purchase these inputs increased significantly in 2011 when compared to 2010, and as a result the Company incurred incremental costs of $800 million related to these inputs during 2011.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2012	2011	2010
		As Adjusted
Stock-based compensation expense	$259	$354	$380
Advertising expenses	3,342	3,256	2,917
Bottling and distribution expenses	8,905	8,502	3,902
Other operating expenses	5,232	5,310	5,995
Selling, general and administrative expenses	$17,738	$17,422	$13,194
Year Ended December 31, 2012, versus Year Ended December 31, 2011
Selling, general and administrative expenses increased $316 million, or 2 percent. Foreign currency fluctuations decreased selling, general and administrative expenses by 3 percent. The decrease in stock-based compensation expense in 2012 was primarily due to the reversal of previously recognized expenses related to the Company's long-term incentive compensation programs. As a result of the Company's revised outlook of the unfavorable impact foreign currency fluctuations are projected to have on certain performance periods, the Company lowered the estimated payouts associated with these periods. Advertising expenses increased during the year and reflect the Company's continued investment in the health and strength of our brands and building market execution capabilities while simultaneously capturing incremental marketing efficiencies. The increase in bottling and distribution expenses includes the full year impact of the Company's acquisition of Great Plains in December 2011 as well as our acquisition of bottling operations in Vietnam, Cambodia and Guatemala during 2012. Other operating expenses decreased during the year, partially reflecting the impact of the Company's productivity and integration initiatives.
In 2013, our pension expense is expected to decrease by approximately $60 million compared to 2012. The anticipated decrease is primarily due to approximately $640 million of contributions the Company expects to make to various plans in 2013, as well as favorable returns on plan assets in 2012. The favorable impact of these items will be partially offset by the unfavorable impact of a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation. Refer to the heading "Liquidity, Capital Resources and Financial Position" below for information related to these contributions. Refer to the heading "Critical Accounting Policies and Estimates — Pension Plan Valuations" above and Note 13 of Notes to Consolidated Financial Statements for additional information related to the discount rates used by the Company.
As of December 31, 2012, we had $467 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.8 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 12 of Notes to Consolidated Financial Statements.
Year Ended December 31, 2011, versus Year Ended December 31, 2010
Selling, general and administrative expenses increased $4,228 million, or 32 percent. Foreign currency fluctuations increased selling, general and administrative expenses by 3 percent. The decrease in stock-based compensation expense was primarily related to the impact of modifications made to certain replacement performance share unit awards on our prior year results, partially offset by higher estimated payouts tied to performance in conjunction with our long-term incentive compensation programs. Advertising expenses increased during the year and reflect the Company's continued investment in the health and strength of our brands and building market execution capabilities. The increase in bottling and distribution expenses was primarily due to the full year impact of consolidating CCE's former North America business in addition to our continued investments in our other bottling operations around the world. This increase was partially offset by the full year impact of the sale of our Norwegian and Swedish bottling operations to New CCE during the fourth quarter of 2010. Other operating expenses decreased during the year, partially reflecting the impact of the Company's productivity and integration initiatives.
Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

Year Ended December 31,	2012	2011	2010
Eurasia & Africa	$—	$12	$7
Europe	(3)	25	50
Latin America	—	4	—
North America	255	374	133
Pacific	1	54	22
Bottling Investments	164	89	122
Corporate	30	174	485
Total	$447	$732	$819
In 2012, the Company incurred other operating charges of $447 million, which primarily consisted of $270 million associated with the Company's productivity and reinvestment program; $163 million related to the Company's other restructuring and integration initiatives; $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé terminating at the end of 2012; and $8 million due to costs associated with the Company detecting carbendazim in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by reversals of $10 million associated with the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives, as well as reversals of $6 million associated with the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments. Refer to Note 18 of Notes to Consolidated Financial Statements and see below for further information on the Company's productivity and reinvestment program, as well as the Company's other productivity, integration and restructuring initiatives.
In 2011, the Company incurred other operating charges of $732 million, which primarily consisted of $633 million associated with the Company's productivity, integration and restructuring initiatives; $50 million related to the events in Japan; $35 million of costs associated with the merger of Embotelladoras Arca, S.A.B. de C.V. ("Arca") and Grupo Continental S.A.B. ("Contal"); and $10 million associated with the floods in Thailand that impacted the Company's supply chain operations in the region. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information related to the merger of Arca and Contal. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments. Refer to Note 18 of Notes to Consolidated Financial Statements and see below for additional information on the Company's productivity, integration and restructuring initiatives.

In 2010, the Company incurred other operating charges of $819 million, which consisted of $478 million associated with the Company's productivity, integration and restructuring initiatives; $250 million related to charitable contributions; $81 million due to transaction costs incurred in connection with our acquisition of CCE's former North America business and the sale of our Norwegian and Swedish bottling operations to New CCE; and $10 million of charges related to bottling activities in Eurasia. The Company's integration activities included costs associated with the integration of CCE's former North America business, as well as the integration of 18 German bottling and distribution operations acquired in 2007. The charitable contributions were primarily attributable to a cash donation to The Coca-Cola Foundation. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to the transaction costs. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments. Refer to Note 18 of Notes to Consolidated Financial Statements and see below for additional information on the Company's productivity, integration and restructuring initiatives.
Productivity and Reinvestment Program
In February 2012, the Company announced a new four-year productivity and reinvestment program. This program will further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. The first component of this program is a new global productivity initiative that will target annualized savings of $350 million to $400 million. This initiative will be focused on four primary areas: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; and data and information technology ("IT") systems standardization. The Company is in the process of defining the costs associated with this initiative.
The second component of our new productivity and reinvestment program involves beginning a new integration initiative in North America related to our acquisition of CCE's former North America business. The Company has identified incremental synergies, primarily in the area of our North American product supply operations, which will better enable us to service our customers and consumers. We believe these efforts will create annualized savings of $200 million to $250 million.
As a combined productivity and reinvestment program, the Company anticipates generating annualized savings of $550 million to $650 million, which will be phased in over time. We expect to begin fully realizing the annual benefit of these savings in 2015, the final year of the program. The savings generated by this program will be reinvested in brand-building initiatives, and in the short term will also mitigate potential incremental commodity costs. Refer to Note 18 of Notes to Consolidated Financial Statements.
Productivity Initiatives
During 2011, the Company successfully completed our four-year global productivity program and exceeded our target of providing $500 million in annualized savings from these initiatives. These savings have provided the Company additional flexibility to invest for growth. The Company generated these savings in a number of areas, which include aggressively managing operating expenses supported by lean techniques, redesigning key processes to drive standardization and effectiveness, better leveraging our size and scale, and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company incurred total costs of $498 million related to these productivity initiatives since they commenced during the first quarter of 2008. Refer to Note 18 of Notes to Consolidated Financial Statements.
Integration of CCE's Former North America Business
In 2010, the Company began an integration initiative related to our acquisition of CCE's former North America business on October 2, 2010. Upon completion of the CCE transaction, we combined the management of the acquired North America business with the management of our existing foodservice business; Minute Maid and Odwalla juice businesses; North America supply chain operations; and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called CCR. In addition, we reshaped our remaining CCNA operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths. Refer to Note 2 of Notes to Consolidated Financial Statements.
In 2011, we completed this program. The Company incurred total pretax expenses of $487 million related to this initiative since the plan commenced in the fourth quarter of 2010, and we realized nearly all of the $350 million in annualized savings by the end of 2011. Refer to Note 18 of Notes to Consolidated Financial Statements.

Integration of Our German Bottling and Distribution Operations
The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. We incurred expenses of $148 million in 2012 related to this initiative. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of $440 million since they commenced. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of December 31, 2012, the Company had not finalized any additional plans. Refer to Note 18 of Notes to Consolidated Financial Statements.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment on a percentage basis is as follows:

Year Ended December 31,	2012	2011	2010
Eurasia & Africa	10.8%	10.7%	11.6%
Europe	27.5	30.4	35.4
Latin America	26.7	27.7	28.6
North America	24.1	22.8	18.1
Pacific	22.5	21.1	24.3
Bottling Investments	1.3	2.2	2.7
Corporate	(12.9)	(14.9)	(20.7)
Total	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

Year Ended December 31,	2012	2011	2010
Consolidated	22.4%	21.9%	24.0%
Eurasia & Africa	41.5%	40.6%	40.4%
Europe	66.1	64.7	67.3
Latin America	63.1	63.9	62.0
North America	12.0	11.3	13.6
Pacific	43.6	39.4	41.4
Bottling Investments	1.6	2.6	2.8
Corporate	*	*	*

*	Calculation is not meaningful.
As demonstrated by the tables above, the percentage contribution to operating income and operating margin by operating segment fluctuated from year to year. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

•
In 2012, foreign currency exchange rates unfavorably impacted consolidated operating income by 5 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain other foreign currencies, including the euro, Mexican peso, Brazilian real, British pound, South African rand and Australian dollar, which impacted the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

•
In 2012, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 11 percent for Eurasia and Africa, 4 percent for Europe, 10 percent for Latin America, 19 percent for Bottling Investments and 1 percent for Corporate. Operating income was favorably impacted by fluctuations in foreign currency exchange rates by 2 percent for Pacific. Fluctuations in foreign currency exchange rates had a minimal impact on operating income for North America.

•
In 2012, our consolidated operating margin was favorably impacted by geographic mix. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin and operating margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward products in our sparkling beverage portfolio, which generally yield a higher gross profit margin compared to our still beverages and finished products. Consequently, the shift in our geographic mix is driving favorable product mix from a global perspective.

•
In 2012, our consolidated operating income and operating margin were favorably impacted by the reversal of previously recognized expenses related to the Company's long-term incentive compensation programs. As a result of the Company's revised outlook of the unfavorable impact foreign currency fluctuations are projected to have on certain performance periods, the Company lowered the estimated payouts associated with these periods.

•	In 2012, operating income increased for Eurasia and Africa due to volume and revenue growth across the operating segment.

•	In 2012, operating income declined for Europe as a result of lower sales volume and shifts in product, package and channel mix across markets, partially offset by efficient expense management.

•
In 2012, operating income increased for Latin America, reflecting solid volume growth and favorable pricing across the group, partially offset by continued investments in the business, including some initial investments related to the 2014 World Cup.

•
In 2012, operating income increased for North America, primarily due to positive volume growth and favorable pricing, partially offset by higher commodity costs and ongoing investment in marketplace executional capabilities.

•
In 2012, operating income was reduced by $21 million for North America due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. As a result, the Company began purchasing additional supplies of Florida orange juice at a higher cost than Brazilian orange juice.

•
In 2012, operating income was reduced by $20 million for North America due to changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé terminating at the end of 2012.

•
In 2012, operating income was reduced by $1 million for Europe, $227 million for North America, $3 million for Pacific, $164 million for Bottling Investments and $38 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives.

•
In 2012, operating income was increased by $4 million for Europe, $1 million for Pacific and $5 million for Corporate due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives.

•
In 2012, operating income was increased by $6 million for North America due to the refinement of previously established accruals related to the Company's integration of CCE's former North America business.

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

•
In 2011, the operating margin for North America was unfavorably impacted by the full year impact of the Company's acquisition of CCE's former North America business. Generally, bottling and finished product operations have higher net operating revenues but lower operating margins when compared to concentrate and syrup operations. The impact of this transaction was also reflected in the Company's operating margin. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above.

•	In 2011, operating income and operating margin for North America were unfavorably impacted by higher commodity costs in the segment's finished product businesses.

•
In 2011, operating income was reduced by $19 million for North America due to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's former North America business.

•
In 2011, operating income and operating margin for Pacific and North America were unfavorably impacted as a result of the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Operating income was reduced by $82 million and $2 million for Pacific and North America, respectively. The charges were primarily related to the Company's charitable donations in support of relief and rebuilding efforts in Japan as well as funds we provided to certain bottling partners in the affected regions.

•	In 2011, operating income was reduced by $10 million for Corporate due to charges associated with the floods in Thailand that impacted the Company's supply chain operations in the region.

•
In 2011, operating income was reduced by $12 million for Eurasia and Africa, $25 million for Europe, $4 million for Latin America, $374 million for North America, $4 million for Pacific, $89 million for Bottling Investments and $164 million for Corporate, primarily due to the Company’s productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal.

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

•
In 2010, the operating margin for the North America operating segment was unfavorably impacted by the Company's acquisition of CCE's former North America business. Generally, bottling and finished product operations have higher net operating revenues but lower operating margins when compared to concentrate and syrup operations. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above. Refer to Note 2 of Notes to Consolidated Financial Statements.

•
In 2010, operating income for the North America operating segment was reduced by $74 million due to the acceleration of expense associated with certain share-based replacement awards issued in connection with our acquisition of CCE's former North America business. Refer to Note 2 of Notes to Consolidated Financial Statements.

•
In 2010, operating income for the North America operating segment was negatively impacted by $235 million, primarily due to the elimination of gross profit in inventory on intercompany sales and an inventory fair value adjustment as a result of our acquisition of CCE's former North America business. Prior to the acquisition, we recognized the profit associated with concentrate sales when the concentrate was sold to CCE, excluding the portion that was deemed to be intercompany due to our previous ownership interest in CCE. However, subsequent to the acquisition, the Company does not recognize the profit associated with concentrate sold to CCE's legacy North America business until the finished beverage products made from those concentrates are sold. Refer to Note 2 of Notes to Consolidated Financial Statements.

•
In 2010, operating income for the North America operating segment was reduced by $20 million due to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's former North America business.

•
In 2010, operating income was reduced by $7 million for Eurasia and Africa, $50 million for Europe, $133 million for North America, $22 million for Pacific, $122 million for Bottling Investments and $485 million for Corporate, primarily due to the Company's productivity, integration and restructuring initiatives; charitable donations; transaction costs incurred in connection with our acquisition of CCE's former North America business and the sale of our Norwegian and Swedish bottling operations to New CCE; and other charges related to bottling activities in Eurasia. Refer to the heading "Other Operating Charges" above.

Interest Income
Year Ended December 31, 2012, versus Year Ended December 31, 2011
Interest income was $471 million in 2012, compared to $483 million in 2011, a decrease of $12 million, or 2 percent. The decrease was primarily due to the impact of lower average interest rates, partially offset by higher average cash, cash equivalents and short-term investment balances. The majority of the Company's cash, cash equivalents and short-term investments is held by our international locations.
Year Ended December 31, 2011, versus Year Ended December 31, 2010
Interest income was $483 million in 2011, compared to $317 million in 2010, an increase of $166 million, or 52 percent. The increase was primarily due to the impact of higher average cash, cash equivalents and short-term investment balances in addition to higher average interest rates, particularly in international locations. The majority of the Company's cash, cash equivalents and short-term investments is held by our international locations.
Interest Expense
Year Ended December 31, 2012, versus Year Ended December 31, 2011
Interest expense was $397 million in 2012, compared to $417 million in 2011, a decrease of $20 million, or 5 percent. This decrease reflects the impact of long-term debt maturities during the second quarter of 2012 and a net benefit related to interest rate swaps on our fixed-rate debt, partially offset by the impact of additional long-term debt the Company issued during the first quarter of 2012. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information related to the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities — Debt Financing" below for additional information related to the Company's long-term debt activity.

Year Ended December 31, 2011, versus Year Ended December 31, 2010
Interest expense was $417 million in 2011, compared to $733 million in 2010, a decrease of $316 million, or 43 percent. This decrease was primarily due to a $342 million charge recorded in 2010 related to the premiums paid to repurchase long-term debt and the costs associated with the settlement of treasury rate locks issued in connection with the Company's debt tender offer in 2010. The decrease was partially offset by the full year impact of increased interest expense on long-term debt assumed in connection with the Company's acquisition of CCE's former North America business as well as additional long-term debt issued by the Company in 2011. The Company's interest expense also includes the impact of interest rate swap agreements. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information related to our interest rate swaps. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities — Debt Financing" below for additional information related to the Company's long-term debt activity.
Equity Income (Loss) — Net
Year Ended December 31, 2012, versus Year Ended December 31, 2011
Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investees. In 2012, equity income was $819 million, compared to equity income of $690 million in 2011, an increase of $129 million, or 19 percent. This increase was primarily due to more favorable operating results reported by certain of our equity method investees, a decrease in the impact of unusual or infrequent charges recorded by certain of our equity method investees, and the Company's acquisition of an equity ownership interest in Aujan during 2012, partially offset by the unfavorable impact of foreign currency fluctuations. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information related to the unusual or infrequent charges recorded by certain of our equity method investees.
Year Ended December 31, 2011, versus Year Ended December 31, 2010
In 2011, equity income was $690 million, compared to equity income of $1,025 million in 2010, a decrease of $335 million, or 33 percent. This decrease was primarily due to the Company's acquisition and consolidation of CCE's former North America business during the fourth quarter of 2010. As a result of this transaction, the Company stopped recording equity income related to CCE beginning October 2, 2010, and our 2011 consolidated statement of income reflects the full year impact of not having an equity interest in New CCE. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above. In addition, the decrease in equity income (loss) — net was partially due to the Company's sale of its investment in Coca-Cola Embonor, S.A. ("Embonor") during the first quarter of 2011. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the Company's acquisition and divestiture activities. The unfavorable impact of these items was partially offset by the Company's proportionate share of increased net income from certain of our equity method investees and the favorable impact of foreign currency fluctuations.
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
In 2012, other income (loss) — net was income of $137 million, primarily related to a gain of $185 million due to the merger of Embotelladora Andina S.A. ("Andina") and Embotelladoras Coca-Cola Polar S.A. ("Polar"); a gain of $92 million the Company recognized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment; dividend income of $44 million; and net gains of $31 million related to fluctuations in the fair value of the Company's trading securities and the sale of available-for-sale securities. The favorable impact of the previous items was partially offset by a charge of $108 million due to the loss we recognized on the pending sale of a majority ownership interest in our consolidated Philippine bottling operations to Coca-Cola FEMSA; a charge of $82 million related to the premium we paid in excess of the publicly traded market price to acquire an ownership interest in Mikuni Coca-Cola Bottling Co., Ltd. ("Mikuni"); and charges of $16 million due to other-than-temporary declines in the fair values of certain cost method investments. Refer to Note 2 and Note 17 of Notes to Consolidated Financial Statements.

In 2011, other income (loss) — net was income of $529 million, primarily related to a net gain of $417 million the Company recognized due to the merger of Arca and Contal; a net gain of $122 million the Company recognized due to Coca-Cola FEMSA issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment, partially offset by charges associated with certain of the Company's equity method investments in Japan; and a gain of $102 million due to the sale of our investment in Embonor. Other income (loss) — net also included $10 million of realized and unrealized gains on trading securities. The net favorable impact of the previous items was partially offset by foreign currency exchange losses of $73 million; charges of $41 million due to the impairment of an investment in an entity accounted for under the equity method of accounting; $17 million due to other-than-temporary declines in the fair value of certain of the Company's available-for-sale securities; and $5 million due to the finalization of working capital adjustments associated with the sale of our Norwegian and Swedish bottling operations to New CCE during the fourth quarter of 2010. Refer to Note 17 of Notes to Consolidated Financial Statements.
In 2010, other income (loss) — net was income of $5,185 million, primarily related to a $4,978 million gain due to the remeasurement of our equity investment in CCE to fair value upon the close of our acquisition of CCE's former North America business and a $597 million gain related to the sale of all our ownership interests in our Norwegian and Swedish bottling operations to New CCE. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above and Note 2 of Notes to Consolidated Financial Statements. These gains were partially offset by a $265 million charge related to preexisting relationships with CCE and foreign currency exchange losses of $148 million. The charge related to preexisting relationships was primarily due to the write-off of our investment in infrastructure programs with CCE. The foreign currency exchange losses were primarily due to a charge of $103 million related to the remeasurement of our Venezuelan subsidiary's net assets. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below. In addition to the items mentioned above, other income (loss) — net also included a $23 million gain on the sale of 50 percent of our investment in Leão Junior and $48 million of charges related to other-than-temporary impairments and a donation of preferred shares in one of our equity investees. Refer to Note 17 of Notes to Consolidated Financial Statements.
Income Taxes
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2015 to 2020. We expect each of these grants to be renewed indefinitely. Tax incentive grants favorably impacted our income tax expense by $168 million, $193 million and $145 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2012		2011		2010
			As Adjusted
Statutory U.S. federal tax rate	35.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	1.1		0.9		0.6
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(9.5)	[1,2]	(9.5)	[5,6,7]	(5.6)	[15]
Reversal of valuation allowances	(2.4)	[3]	—		—
Equity income or loss	(2.0)		(1.4)	[8]	(1.9)	[16]
CCE transaction	—		—		(12.5)	[17,18]
Sale of Norwegian and Swedish bottling operations	—		—	[9]	0.4	[19]
Other operating charges	0.4	[4]	0.3	[10]	0.4	[20]
Other — net	0.5		(0.8)	[11,12,13,14]	0.3	[21,22]
Effective tax rate	23.1%		24.5%		16.7%

[1]
Includes a tax expense of $133 million (or a 1.1 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[2]
Includes a tax expense of $57 million on pretax net gains of $76 million (or a 0.3 percent impact on our effective tax rate) related to the following: a gain recognized as a result of the merger of Andina and Polar; a gain recognized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment; the loss recognized on the pending sale of a majority ownership interest in our consolidated Philippine bottling operations to Coca-Cola FEMSA; and the expense recorded for the premium the Company paid over the publicly traded market price to acquire an ownership interest in Mikuni. Refer to Note 17 of Notes to Consolidated Financial Statements.

[3]	Relates to a net tax benefit of $283 million associated with the reversal of valuation allowances in certain of the Company's foreign jurisdictions.

[4]
Includes a tax benefit of $95 million on pretax charges of $416 million (or a 0.4 percent impact on our effective tax rate) primarily related to the Company's productivity and reinvestment program as well as other restructuring initiatives; the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives; and the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 18 of Notes to Consolidated Financial Statements.

[5]	Includes a tax benefit of $6 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[6]
Includes a zero percent effective tax rate on pretax charges of $17 million due to the impairment of available-for-sale securities. Refer to Note 3 and Note 17 of Notes to Consolidated Financial Statements.

[7]
Includes a tax expense of $299 million on pretax net gains of $641 million (or a 0.7 percent impact on our effective tax rate) related to the net gain recognized as a result of the merger of Arca and Contal; the gain recognized on the sale of our investment in Embonor; and gains the Company recognized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment. These gains were partially offset by charges associated with certain of the Company's equity method investments in Japan. Refer to Note 17 of Notes to Consolidated Financial Statements.

[8]
Includes a tax benefit of $7 million on pretax net charges of $53 million (or a 0.1 percent impact on our effective tax rate) related to our proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees. Refer to Note 17 of Notes to Consolidated Financial Statements.

[9]
Includes a tax benefit of $2 million on pretax charges of $5 million related to the finalization of working capital adjustments on the sale of our Norwegian and Swedish bottling operations. Refer to Note 2 and Note 17 of Notes to Consolidated Financial Statements.

[10]
Includes a tax benefit of $224 million on pretax charges of $732 million (or a 0.3 percent impact on our effective tax rate) primarily related to the Company's productivity, integration and restructuring initiatives; transaction costs incurred in connection with the merger of Arca and Contal; costs associated with the earthquake and tsunami that devastated northern and eastern Japan; and costs associated with the flooding in Thailand. Refer to Note 17 of Notes to Consolidated Financial Statements.

[11]
Includes a tax benefit of $8 million on pretax charges of $19 million related to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's former North America business.

[12]
Includes a tax benefit of $3 million on pretax net charges of $9 million related to the repurchase and/or exchange of certain long-term debt assumed in connection with our acquisition of CCE's former North America business as well as the early extinguishment of certain other long-term debt. Refer to Note 10 of Notes to Consolidated Financial Statements.

[13]
Includes a tax benefit of $14 million on pretax charges of $41 million related to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 17 of Notes to Consolidated Financial Statements.

[14]	Includes a tax benefit of $2 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in certain domestic jurisdictions.

[15]
Includes a tax expense of $265 million (or a 1.9 percent impact on our effective tax rate) primarily related to deferred tax expense on certain current year undistributed foreign earnings that are not considered indefinitely reinvested and amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[16]
Includes a tax benefit of $9 million on pretax net charges of $66 million (or a 0.1 percent impact on our effective tax rate) related to charges recorded by our equity method investees. Refer to Note 17 of Notes to Consolidated Financial Statements.

[17]
Includes a tax benefit of $34 million on a pretax gain of $4,978 million (or a reduction of 12.5 percent on our effective tax rate) related to the remeasurement of our equity investment in CCE to fair value upon our acquisition of CCE's former North America business. The tax benefit reflects the impact of reversing deferred tax liabilities associated with our equity investment in CCE prior to the acquisition. Refer to Note 2 of Notes to Consolidated Financial Statements.

[18]	Includes a tax benefit of $99 million on pretax charges of $265 million related to the write-off of preexisting relationships with CCE. Refer to Note 2 of Notes to Consolidated Financial Statements.

[19]
Includes a tax expense of $261 million on a pretax gain of $597 million (or a 0.4 percent impact on our effective tax rate) related to the sale of our Norwegian and Swedish bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements.

[20]
Includes a tax benefit of $223 million on pretax charges of $819 million (or a 0.4 percent impact on our effective tax rate) primarily related to the Company's productivity, integration and restructuring initiatives, transaction costs and charitable contributions. Refer to Note 17 of Notes to Consolidated Financial Statements.

[21]
Includes a tax benefit of $114 million on pretax charges of $493 million (or a 0.5 percent impact on our effective tax rate) related to the repurchase of certain long-term debt and costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer; the loss related to the remeasurement of our Venezuelan subsidiary's net assets; other-than-temporary impairment charges; and a donation of preferred shares in one of our equity method investees. Refer to Note 17 of Notes to Consolidated Financial Statements.

[22]
Includes a tax expense of $31 million (or a 0.2 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, and other tax matters in certain domestic jurisdictions.

In 2010, the Company recorded a $4,978 million pretax remeasurement gain associated with the acquisition of CCE's former North America business. This remeasurement gain was not recognized for tax purposes and therefore no tax expense was recorded on this gain. Also, as a result of this acquisition, the Company was required to reverse $34 million of deferred tax liabilities which were associated with our equity investment in CCE prior to the acquisition. In addition, the Company recognized a $265 million charge related to the settlement of preexisting relationships with CCE, and we recorded a tax benefit of 37 percent related to this charge.
As of December 31, 2012, the gross amount of unrecognized tax benefits was $302 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $187 million, exclusive of any benefits related to interest and penalties. The remaining $115 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts is as follows (in millions):

Year Ended December 31,	2012	2011	2010
Beginning balance of unrecognized tax benefits	$320	$387	$354
Increases related to prior period tax positions	69	9	26
Decreases related to prior period tax positions	(15)	(19)	(10)
Increases related to current period tax positions	23	6	33
Decreases related to current period tax positions	—	(1)	—
Decreases related to settlements with taxing authorities	(45)	(5)	—
Reductions as a result of a lapse of the applicable statute of limitations	(36)	(46)	(1)
Increase related to acquisition of CCE's former North America business	—	—	6
Increases (decreases) from effects of foreign currency exchange rates	(14)	(11)	(21)
Ending balance of unrecognized tax benefits	$302	$320	$387
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $113 million, $110 million and $112 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2012, 2011 and 2010, respectively. Of these amounts, $33 million of expense, $2 million of benefit and $17 million of expense were recognized through income tax expense in 2012, 2011 and 2010, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
Based on current tax laws, the Company's effective tax rate in 2013 is expected to be approximately 24.0 percent before considering the effect of any unusual or special items that may affect our tax rate in future years.
Liquidity, Capital Resources and Financial Position
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2013. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $6,314 million in lines of credit for general corporate purposes as of December 31, 2012. These backup lines of credit expire at various times from 2013 through 2017.
We have significant operations outside the United States. Unit case volume outside the United States represented approximately 80 percent of the Company's worldwide unit case volume in 2012. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $15.3 billion as of December 31, 2012. With the exception of an insignificant amount, for which U.S.

federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved mechanism to convert local currency into U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from these locations. As of December 31, 2012, the Company's subsidiaries in Argentina and Venezuela held $247 million and $353 million, respectively, of cash, cash equivalents, short-term investments and marketable securities. Subsequent to December 31, 2012, the Venezuelan government devalued its currency, which will result in the Company remeasuring the net assets of our subsidiary in Venezuela. Based on the carrying value of our assets and liabilities denominated in Venezuelan bolivar as of December 31, 2012, we anticipate recognizing a remeasurement loss of $100 million to $125 million during the first quarter of 2013.
Net operating revenues in the United States were $19.7 billion in 2012, or 41 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of domestic debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
In the future, should we require more capital to fund significant discretionary activities in the United States than is generated by our domestic operations, or is available through the issuance of domestic debt, we could elect to repatriate future periods' earnings from foreign jurisdictions. This alternative could result in a higher effective tax rate. While the likelihood is remote, the Company could also elect to repatriate earnings from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to various foreign jurisdictions, where applicable. This alternative could also result in a higher effective tax rate in the period in which such a determination is made to repatriate prior period foreign earnings. Refer to Note 14 of Notes to Consolidated Financial Statements for further information related to our income taxes and undistributed earnings of the Company's foreign subsidiaries.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the years ended December 31, 2012, 2011 and 2010 was $10,645 million, $9,474 million and $9,532 million, respectively.
Cash flows from operating activities increased $1,171 million, or 12 percent, in 2012 compared to 2011. This increase reflects higher receipts from customers, lower tax payments and the favorable impact of the Company discontinuing its temporary extension of credit terms in Japan. The favorable impact of the previous items was partially offset by the unfavorable impact of foreign currency fluctuations and an increase in contributions to our pension plans.
The Company discontinued the temporary extension of its credit terms in Japan during the first quarter of 2012. We originally extended our credit terms in Japan during the second quarter of 2011 as a result of the natural disasters that devastated portions of the country on March 11, 2011. This change resulted in an increase in cash from operations during the year ended December 31, 2012.
Cash flows from operating activities decreased $58 million, or 1 percent, in 2011 compared to 2010. This decrease was primarily attributable to an increase in contributions to our pension plans of $924 million during 2011, compared to contributions of $77 million in 2010; the temporary extension of the Company's credit terms in Japan as a result of the natural disasters that devastated the northern and eastern portions of the country during the first quarter of 2011; an increase in interest payments related to long-term debt; and an increase in cash payments related to our productivity, integration and restructuring initiatives. The unfavorable impact of these items was partially offset by an increase in cash receipts from customers, a decrease in tax payments, and the favorable impact of foreign currency exchange rates on operations. Refer to the heading "Net Operating Revenues" above.

Cash Flows from Investing Activities
Our cash flows provided by (used in) investing activities are summarized as follows (in millions):

Year Ended December 31,	2012	2011	2010
Purchases of short-term investments	$(9,590)	$(4,057)	$(4,579)
Proceeds from disposals of short-term investments	5,622	5,647	4,032
Acquisitions and investments	(1,535)	(977)	(2,511)
Purchases of other investments	(5,266)	(787)	(132)
Proceeds from disposals of bottling companies and other investments	2,189	562	972
Purchases of property, plant and equipment	(2,780)	(2,920)	(2,215)
Proceeds from disposals of property, plant and equipment	143	101	134
Other investing activities	(187)	(93)	(106)
Net cash provided by (used in) investing activities	$(11,404)	$(2,524)	$(4,405)
Net cash used in investing activities increased $8,880 million in 2012 compared to 2011. This increase was primarily related to a change in the Company's overall cash management program. In an effort to manage counterparty risk and diversify our assets, the Company began to make additional investments in high-quality securities. These investments are primarily classified as available-for-sale securities. Refer to Note 3 of Notes to Consolidated Financial Statements for additional information. Refer to the headings "Short-Term Investments," "Purchases of Other Investments" and "Proceeds from Disposals of Bottling Companies and Other Investments" below for the impact this change had on our consolidated statements of cash flows. Refer to the heading "Overview of Financial Position" below for the impact this change had on our consolidated balance sheets.
Short-Term Investments
In 2012, purchases of short-term investments were $9,590 million, and proceeds from disposals of short-term investments were $5,622 million. This activity resulted in a net cash outflow of $3,968 million during 2012. In 2011, purchases of short-term investments were $4,057 million and proceeds from disposals of short-term investments were $5,647 million, resulting in a net cash inflow of $1,590 million. In 2010, purchases of short-term investments were $4,579 million and proceeds from disposals of short-term investments were $4,032 million, resulting in a net cash outflow of $547 million. These short-term investments are time deposits that have maturities of greater than three months but less than one year and are classified in the line item short-term investments in our consolidated balance sheets.
Acquisitions and Investments
In 2012, the Company's acquisition and investment activities totaled $1,535 million. These activities were primarily related to the following: our investments in the existing beverage business of Aujan, one of the largest independent beverage companies in the Middle East; our investment in Mikuni, a bottling partner located in Japan; our acquisition of Sacramento Coca-Cola Bottling Co., Inc. ("Sacramento bottler"); and our acquisition of bottling operations in Vietnam, Cambodia and Guatemala. None of the Company's other acquisitions or investments were individually significant.
In 2011, the Company's acquisition and investment activities totaled $977 million. These activities were primarily related to the acquisitions of Great Plains and Honest Tea, Inc. ("Honest Tea"), and an additional investment in Coca-Cola Central Japan Company ("Central Japan"). In addition, the Company's acquisition and investment activities during 2011 included immaterial cash payments for the finalization of working capital adjustments related to our acquisition of CCE's former North America business. Refer to our discussion of this transaction below. None of the Company's other acquisitions or investments were individually significant.
In 2010, our Company's acquisition and investment activities totaled $2,511 million, which was primarily related to our acquisition of CCE's former North America business; DPS license agreements; our acquisition of Nidan, a Russian juice company; and our additional investment in Fresh Trading Ltd. ("innocent"). The Company and the existing shareowners of innocent have a series of outstanding put and call options for the Company to potentially acquire the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2013 and 2014. The Company anticipates acquiring the majority of the remaining outstanding shares in the second quarter of 2013. None of the Company's other acquisitions or investments were individually significant.
Refer to the heading "Operations Review — Structural Changes, Acquired Brands and New License Agreements" above and Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions during the years ended December 31, 2012, 2011 and 2010.

Purchases of Other Investments
In 2012, purchases of other investments were $5,266 million, primarily due to a change in the Company's overall cash management program. In an effort to manage counterparty risk and diversify our assets, the Company began to make additional investments in high-quality securities. Refer to Note 3 of Notes to Consolidated Financial Statements for additional information.
In 2011, purchases of other investments were $787 million, primarily related to long-term investments made by the Company for nonoperating activities. These investments are primarily classified as available-for-sale securities.
Proceeds from Disposals of Bottling Companies and Other Investments
In 2012, proceeds from disposals of bottling companies and other investments were $2,189 million. These proceeds were primarily related to the sale of investments associated with the Company's cash and risk management programs and were not related to the disposal of bottling companies. Refer to Note 2 and Note 3 of Notes to Consolidated Financial Statements for additional information.
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
Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the years ended December 31, 2012, 2011 and 2010 were $2,637 million, $2,819 million and $2,081 million, respectively. Total capital expenditures for property, plant and equipment (including our investments in information technology) and the percentage of such totals by operating segment were as follows (in millions):

Year Ended December 31,	2012	2011	2010
Capital expenditures	$2,780	$2,920	$2,215
Eurasia & Africa	3.2%	2.9%	2.7%
Europe	1.1	1.3	1.5
Latin America	3.2	3.6	4.2
North America	52.0	46.7	32.1
Pacific	2.5	3.2	4.6
Bottling Investments	31.2	35.6	42.5
Corporate	6.8	6.7	12.4
We expect our annual 2013 capital expenditures to be approximately $3.0 billion as we continue to make investments to enable growth in our business and further enhance our operational effectiveness.
Other Investing Activities
In 2012, other investing activities were primarily related to the Company's consolidated Philippine and Brazilian bottling operations being classified as held for sale as of December 31, 2012. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on these transactions. The cash flow impact of these transactions in other investing activities represents the balance of cash and cash equivalents held by these entities being transferred to assets held for sale.
In 2011, other investing activities were primarily related to the Company's investments in joint ventures. None of these investments were individually significant.

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
Cash Flows from Financing Activities
Our cash flows provided by (used in) financing activities were as follows (in millions):

Year Ended December 31,	2012	2011	2010
Issuances of debt	$42,791	$27,495	$15,251
Payments of debt	(38,573)	(22,530)	(13,403)
Issuances of stock	1,489	1,569	1,666
Purchases of stock for treasury	(4,559)	(4,513)	(2,961)
Dividends	(4,595)	(4,300)	(4,068)
Other financing activities	100	45	50
Net cash provided by (used in) financing activities	$(3,347)	$(2,234)	$(3,465)
Debt Financing
Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.
As of December 31, 2012, our long-term debt was rated "AA-" by Standard & Poor's, "Aa3" by Moody's and "A+" by Fitch. Our commercial paper program was rated "A-1+" by Standard & Poor's, "P-1" by Moody's and "F-1" by Fitch. In assessing our credit strength, all three agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the aggregated balance sheet and other financial information of the Company. In addition, some rating agencies also consider the financial information of certain bottlers, including New CCE, Coca-Cola Amatil, Coca-Cola Bottling Co. Consolidated, Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers' financial performance, changes in the credit rating agencies' methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's share of equity income could be reduced as a result of the potential increase in interest expense for those bottlers.
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
Issuances and payments of debt included both short-term and long-term financing activities. On December 31, 2012, we had $6,314 million in lines of credit available for general corporate purposes. These backup lines of credit expire at various times from 2013 through 2017. There were no borrowings under these backup lines of credit during 2012. These credit facilities are subject to normal banking terms and conditions.
In 2012, the Company had issuances of debt of $42,791 million, which included $40,008 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $2,783 million, net of related discounts and issuance costs.

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
In 2012, the Company had payments of debt of $38,573 million. Total payments of debt included $1,553 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, and $35,118 million of payments of commercial paper and short-term debt with maturities greater than 90 days. The Company's total payments of debt also included long-term debt payments of $1,902 million.
In 2011, the Company had issuances of debt of $27,495 million, which included $25,219 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $2,276 million, net of the debt issued to exchange a certain amount of our existing long-term debt. The Company issued $2,979 million of long-term debt during 2011. We used $979 million of this newly issued debt and paid a premium of $208 million to exchange $1,022 million of existing long-term debt that was assumed in connection with our acquisition of CCE's former North America business in the fourth quarter of 2010. The remaining cash from the issuance was used to reduce the Company's outstanding commercial paper balance and exchange a certain amount of short-term debt.
The general terms of the notes issued during 2011 are as follows:

•	$1,655 million total principal amount of notes due September 1, 2016, at a fixed interest rate of 1.8 percent; and

•	$1,324 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 3.3 percent.
During the fourth quarter of 2011, the Company extinguished long-term debt that had a carrying value of $20 million and was not scheduled to mature until 2012. This debt was outstanding prior to the Company's acquisition of CCE's former North America business. In addition, the Company repurchased long-term debt during 2011 that was assumed in connection with our acquisition of CCE's former North America business. The repurchased debt included $99 million in unamortized fair value adjustments recorded as part of our purchase accounting for the CCE transaction and was settled throughout the year as follows:

•	During the first quarter of 2011, the Company repurchased all of our outstanding U.K. pound sterling notes that had a carrying value of $674 million;

•	During the second quarter of 2011, the Company repurchased long-term debt that had a carrying value of $42 million; and

•	During the third quarter of 2011, the Company repurchased long-term debt that had a carrying value of $19 million.
In 2011, the Company had payments of debt of $22,530 million, including the repurchased debt discussed above. Total payments of debt included $91 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, and $20,334 million of payments of commercial paper and short-term debt with maturities greater than 90 days. The Company's total payments of debt also included long-term debt payments of $2,105 million. The Company recorded a net charge of $9 million in the line item interest expense in our consolidated statement of income during the year ended December 31, 2011. This net charge was due to the exchange, repurchase and/or extinguishment of long-term debt described above.
In 2010, the Company had issuances of debt of $15,251 million, which included $1,171 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, and $9,503 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. We also assumed $7.9 billion of debt as a result of our acquisition of CCE's former North America business. In addition, on November 15, 2010, the Company issued $4,500 million of long-term notes. The proceeds from the debt issuance were used to repurchase $2,910 million of long-term debt, and the remainder was used to reduce our commercial paper balance. The long-term notes issued on November 15, 2010, had the following general terms:

•	$1,250 million total principal notes due May 15, 2012, at a variable interest rate of three-month LIBOR plus 0.05 percent;

•	$1,250 million total principal notes due November 15, 2013, at a fixed interest rate of 0.75 percent;

•	$1,000 million total principal notes due November 15, 2015, at a fixed interest rate of 1.5 percent; and

•	$1,000 million total principal notes due November 15, 2020, at a fixed interest rate of 3.15 percent.

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
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from CCE of $617 million and $733 million as of December 31, 2012 and 2011, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2012, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 17 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $574 million, $573 million and $422 million in 2012, 2011 and 2010, respectively. Refer to Note 10 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt balances.
Issuances of Stock
The issuances of stock in 2012, 2011 and 2010 were primarily related to the exercise of stock options by Company employees.
Share Repurchases
On July 20, 2006, the Board of Directors of the Company authorized a share repurchase program of up to 600 million shares of the Company's common stock. The program took effect on October 31, 2006. Although there are approximately 43 million shares that may yet be purchased under this share repurchase program, the Board of Directors authorized a new share repurchase program of up to 500 million shares of the Company's common stock on October 18, 2012. The new share repurchase program will allow the Company to continue repurchasing shares following the completion of the prior program. The table below presents annual shares repurchased and average price per share:

Year Ended December 31,	2012	2011	2010
		As Adjusted
Number of shares repurchased (in millions)	121	127	98
Average price per share	$37.11	$33.73	$31.92
Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2012, we have purchased approximately 3.0 billion shares of our Company's common stock at an average price per share of $12.75. In addition to shares repurchased under the stock repurchase plans authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. In 2012, we repurchased $4.5 billion of our stock. However, due to the timing of settlements, the total amount of treasury stock purchases that settled during 2012 was $4.6 billion, which includes treasury stock that was purchased and settled during 2012 as well as treasury stock purchased in December 2011 that settled in early 2012. The net impact of the Company's treasury stock issuance and purchase activities in 2012 resulted in a net cash outflow of $3.1 billion. We currently expect to repurchase an additional $3.0 billion to $3.5 billion of our stock during 2013, net of proceeds from the issuance of stock due to the exercise of employee stock options.
Dividends
At its February 2013 meeting, our Board of Directors increased our quarterly dividend by 10 percent, raising it to $0.28 per share, equivalent to a full year dividend of $1.12 per share in 2013. This is our 51st consecutive annual increase. Our annual common stock dividend was $1.02 per share, $0.94 per share and $0.88 per share in 2012, 2011 and 2010, respectively. The 2012 dividend represented an 8.5 percent increase from 2011, and the 2011 dividend represented a 7 percent increase from 2010.

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

As of December 31, 2012, we were contingently liable for guarantees of indebtedness owed by third parties of $671 million, of which $294 million was related to VIEs. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees were individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees. Management concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable. As of December 31, 2012, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.
Our Company recognizes all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements.
As of December 31, 2012, the Company had $6,314 million in lines of credit for general corporate purposes. These backup lines of credit expire at various times from 2013 through 2017. There were no borrowings under these backup lines of credit during 2012. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which are presently significant to our Company.

Aggregate Contractual Obligations
As of December 31, 2012, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2013	2014-2015	2016-2017	2018 and Thereafter
Short-term loans and notes payable:[1]
Commercial paper borrowings	$16,204	$16,204	$—	$—	$—
Lines of credit and other short-term borrowings	93	93	—	—	—
Current maturities of long-term debt[2]	1,490	1,490	—	—	—
Long-term debt, net of current maturities[2]	14,082	—	4,970	3,048	6,064
Estimated interest payments[3]	4,477	408	658	562	2,849
Accrued income taxes[4]	471	471	—	—	—
Purchase obligations[5]	14,274	9,297	1,481	586	2,910
Marketing obligations[6]	4,461	2,331	886	554	690
Lease obligations	1,084	273	337	207	267
Held-for-sale obligations[7]	688	615	58	6	9
Total contractual obligations	$57,324	$31,182	$8,390	$4,963	$12,789

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

[4]
Refer to Note 14 of Notes to Consolidated Financial Statements for information regarding income taxes. As of December 31, 2012, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, was $410 million, which was not included in the total above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

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

[7]
Refer to Note 2 of Notes to Consolidated Financial Statements for information regarding the assets and liabilities of our consolidated Philippine and Brazilian bottling operations being classified as held for sale.

The total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2012, was $3,406 million. Refer to Note 13 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.
The Pension Protection Act of 2006 ("PPA") was enacted in August 2006 and established, among other things, new standards for funding of U.S. defined benefit pension plans. We generally expect to fund all future contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations.

As of December 31, 2012, the projected benefit obligation of the U.S. qualified pension plans was $6,604 million, and the fair value of plan assets was $5,549 million. The majority of this underfunding was due to the negative impact that the recent credit crisis and financial system instability had on the value of our pension plan assets and the decrease in the weighted-average discount rate used to calculate the Company's benefit obligation.
As of December 31, 2012, the projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $3,089 million, and the fair value of all other pension plan assets was $2,035 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as our unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain associates, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate annual benefit payments for these unfunded pension plans to be approximately $65 million in 2013 and remain near that level through 2025, decreasing annually thereafter. Refer to Note 13 of Notes to Consolidated Financial Statements.
In 2013, we expect to contribute an additional $640 million to various pension plans. Refer to Note 13 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our various plans in the table above.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2012, our self-insurance reserves totaled approximately $508 million. Refer to Note 11 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2012, were $5,312 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is not included in the total contractual obligations table because we believe that presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
In 2012, we used 81 functional currencies. Due to our global operations, weakness in some of these currencies might be offset by strength in others. In 2012, 2011 and 2010, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2012	2011	2010
All operating currencies	(6)%	6%	3%
Brazilian real	(14)%	5%	11%
Mexican peso	(7)	4	6
Australian dollar	—	14	13
South African rand	(12)	1	11
British pound	(1)	4	(2)
Euro	(9)	7	(5)
Japanese yen	2	10	6
These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in foreign currency exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on our net income and earnings per share. The total currency impact on operating income, including the effect of our hedging activities, was a decrease of approximately 5 percent and an increase of approximately 4 percent in 2012 and 2011, respectively. Based on spot rates as of the beginning of February 2013, our hedging coverage in place, and the impact of Venezuela's currency devaluation discussed below, the Company expects currencies to have a 4 percent negative impact on operating income for the first quarter of 2013 and a 1 percent negative impact on operating income for the full year of 2013.
Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are included as a component of other income (loss) — net in our consolidated financial statements. Refer to the heading "Operations Review — Other Income (Loss) — Net" above. The Company recorded foreign currency exchange losses of $2 million, $73 million and $148 million in 2012, 2011 and 2010, respectively.
Hyperinflationary Economies
Our Company conducts business in more than 200 countries, some of which have been deemed to be hyperinflationary economies due to excessively high inflation rates in recent years. These economies create financial exposure to the Company.
In 2010, Venezuela was determined to be a hyperinflationary economy, and the Venezuelan government devalued the bolivar by resetting the official rate of exchange (“official rate”) from 2.15 bolivars per U.S. dollar to 2.6 bolivars per U.S. dollar for essential goods and 4.3 bolivars per U.S. dollar for nonessential goods. In order to utilize the official rate, entities must seek approval from the government-operated Foreign Exchange Administration Board (“CADIVI”). In accordance with hyperinflationary accounting under accounting principles generally accepted in the United States, our local subsidiary was required to use the U.S. dollar as its functional currency. As a result, during the first quarter of 2010 we remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar which resulted in a loss of $103 million. The loss was recorded in the line item other income (loss) - net in our consolidated statement of income. We classified the impact of the remeasurement loss in the line item effect of exchange rate changes on cash and cash equivalents in our consolidated statement of cash flows.
In June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system known as the Transaction System for Foreign Currency Denominated Securities ("SITME"). This system, which was subject to annual limits, enabled entities domiciled in Venezuela to exchange their bolivars to U.S. dollars through authorized financial institutions (commercial banks, savings and lending institutions, etc.).
In December 2010, the Venezuelan government announced that it was eliminating the official rate of 2.6 bolivars per U.S. dollar for essential goods. As a result, the only two exchange rates available for remeasuring bolivar-denominated transactions were the official rate of 4.3 bolivars per U.S. dollar for nonessential goods and the SITME rate. As discussed above, the Company remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar starting on January 1, 2010. Therefore, the elimination of the official rate for essential goods had no impact on the remeasurement of the net assets of our Venezuelan subsidiary.
Subsequent to December 31, 2012, the Venezuelan government devalued its currency further to an official rate of 6.3 bolivars per U.S. dollar. The government also announced that it was discontinuing the SITME foreign exchange system. As a result, the Company will remeasure the net assets of our local subsidiary and recognize the related gains or losses from remeasurement in the line item other income (loss) — net in our consolidated statement of income. Based on the carrying value of our assets and liabilities denominated in Venezuelan bolivar as of December 31, 2012, we anticipate recognizing a remeasurement loss of $100 million to $125 million during the first quarter of 2013.
The Company will continue to use the official rate to remeasure the net assets of our Venezuelan subsidiary. If the official rate devalues further, it would result in our Company recognizing additional foreign currency exchange gains or losses in our consolidated financial statements. As of December 31, 2012, our Venezuelan subsidiary held monetary assets of approximately $450 million and monetary liabilities of approximately $85 million.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. If we are unable to utilize a government-approved exchange rate mechanism to settle future concentrate sales to our bottling partner in Venezuela, the Company's outstanding receivables balance related to these sales will continue to increase. In addition, we have certain intangible assets associated with products sold in Venezuela. If the bolivar further devalues, it could result in the impairment of these intangible assets. As of December 31, 2012, the carrying value of our accounts receivable from our bottling partner in Venezuela for these concentrate sales and intangible assets associated with products sold in Venezuela totaled $216 million.
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
Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's consolidated balance sheet (in millions):

December 31,	2012	2011	Increase (Decrease)		Percent Change
		As Adjusted
Cash and cash equivalents	$8,442	$12,803	$(4,361)		(34)%
Short-term investments	5,017	1,088	3,929		361
Marketable securities	3,092	144	2,948		2,047
Trade accounts receivable — net	4,759	4,920	(161)		(3)
Inventories	3,264	3,092	172		6
Prepaid expenses and other assets	2,781	3,450	(669)		(19)
Assets held for sale	2,973	—	2,973		—
Equity method investments	9,216	7,233	1,983		27
Other investments, principally bottling companies	1,232	1,141	91		8
Other assets	3,585	3,495	90		3
Property, plant and equipment — net	14,476	14,939	(463)		(3)
Trademarks with indefinite lives	6,527	6,430	97		2
Bottlers' franchise rights with indefinite lives	7,405	7,770	(365)		(5)
Goodwill	12,255	12,219	36		0
Other intangible assets	1,150	1,250	(100)		(8)
Total assets	$86,174	$79,974	$6,200		8%
Accounts payable and accrued expenses	$8,680	$9,009	$(329)		(4)%
Loans and notes payable	16,297	12,871	3,426		27
Current maturities of long-term debt	1,577	2,041	(464)		(23)
Accrued income taxes	471	362	109		30
Liabilities held for sale	796	—	796		—
Long-term debt	14,736	13,656	1,080		8
Other liabilities	5,468	5,420	48		1
Deferred income taxes	4,981	4,694	287		6
Total liabilities	$53,006	$48,053	$4,953		10%
Net assets	$33,168	$31,921	$1,247	[1]	4%

[1]	Includes a decrease in net assets of $144 million resulting from foreign currency translation adjustments in various balance sheet accounts.
The table above includes the impact of the following transactions and events:

•
Cash and cash equivalents decreased $4,361 million, or 34 percent, primarily due to a change in the Company's overall cash management program which resulted in more of our cash balances being transferred into short-term investments as well as high-quality marketable securities. As a result of this change in strategy, short-term investments increased $3,929 million and marketable securities increased $2,948 million. A majority of the Company's consolidated cash, cash equivalents, short-term investments and marketable securities are held by our foreign subsidiaries.

•
Assets held for sale increased $2,973 million due to our consolidated Philippine and Brazilian bottling operations being classified as held for sale. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on these transactions and their impact on other line items in our consolidated balance sheet as of December 31, 2012.

•
Equity method investments increased $1,983 million, or 27 percent, primarily due to the Company's new investments in Aujan, one of the largest independent beverage companies in the Middle East, and Mikuni, a bottling partner located in Japan. The increase was also due to the impact of the merger of Andina and Polar, foreign currency translation adjustments and additional equity income recorded during 2012.

•	Loans and notes payable increased $3,426 million, or 27 percent, primarily due to an increase in the Company's commercial paper balance.

•
Liabilities held for sale increased $796 million due to our consolidated Philippine and Brazilian bottling operations being classified as held for sale. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on these transactions and their impact on other line items in our consolidated balance sheet as of December 31, 2012.

•
Long-term debt increased $1,080 million, or 8 percent, primarily due to the Company's issuance of long-term debt during the first quarter of 2012. Refer to the heading "Cash Flows from Financing Activities" above and Note 10 of Notes to Consolidated Financial Statements for additional information on our long-term debt balance.

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
We monitor our exposure to financial market risks using several objective measurement systems. In prior years, the Company primarily used the value at risk methodology for its quantitative and qualitative disclosures about market risk. However, with the Company's acquisition of CCE's former North America business in 2010, and the related changes to our consolidated balance sheet, the Company has provided a sensitivity analysis to measure our exposure to fluctuations in foreign currency exchange rates, interest rates and commodity prices. Refer to Note 5 of the Notes to Consolidated Financial Statements for additional information about our hedging transactions and derivative financial instruments.
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2012, we used 81 functional currencies and generated $28,285 million of our net operating revenues from operations outside the United States; therefore, weakness in one particular currency might be offset by strength in other currencies over time. We use derivative financial instruments to further reduce our net exposure to foreign currency fluctuations.
Our Company enters into forward exchange contracts and purchases currency options (principally euro and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. Additionally, we enter into forward exchange contracts to offset the earnings impact related to foreign currency fluctuations on certain monetary assets and liabilities. We also enter into forward exchange contracts as hedges of net investments in international operations.
The total notional value of our foreign currency derivatives was $11,148 million and $10,469 million as of December 31, 2012 and 2011, respectively. This total includes derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. The fair value of the contracts that qualify for hedge accounting resulted in an asset of $94 million as of December 31, 2012. At the end of 2012, we estimate that an unfavorable 10 percent change in the foreign currency exchange rates would have eliminated the net unrealized gain and created an unrealized loss of $254 million. The fair value of the contracts that do not qualify for hedge accounting resulted in an asset of $36 million, and we estimate that an unfavorable 10 percent change in rates would have increased our net losses by $372 million. All losses were offset by changes in the underlying hedged item, resulting in no net material impact on earnings.

Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt, as well as our mix of short-term debt versus long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
Based on the Company's variable-rate debt and derivative instruments outstanding as of December 31, 2012, a 1 percentage point increase in interest rates would have increased interest expense by $101 million in 2012. However, this increase in interest expense would have been partially offset by the increase in interest income related to higher interest rates.
In 2012, we changed our overall cash management program and made additional investments in highly liquid debt securities. As a result, we are exposed to interest rate risk related to these investments. These investments are primarily managed by external managers within the guidelines of the Company's investment policy. Our policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. In addition, our policy limits the amount of credit exposure to any one issuer. We estimate that a 1 percent increase in interest rates would result in a $36 million decrease in the fair market value of the portfolio.
Commodity Prices
The Company is subject to market risk with respect to commodity price fluctuations, principally related to our purchases of aluminum and plastic, sweeteners and energy. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing and distribution business. We also use derivative financial instruments to manage our exposure to commodity risks at times. Certain of these derivatives do not qualify for hedge accounting, but they are effective economic hedges that help the Company mitigate the price risk associated with the purchases of materials used in our manufacturing processes and the fuel used to operate our extensive vehicle fleet.
Open commodity derivatives that qualify for hedge accounting had a notional value of $17 million and $26 million as of December 31, 2012 and 2011, respectively. These contracts resulted in a liability of $1 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have increased our net loss by $2 million.
Open commodity derivatives that do not qualify for hedge accounting had a notional value of $1,084 million and $1,165 million as of December 31, 2012 and 2011, respectively. These contracts had a fair value of $28 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have eliminated our net unrealized gain and created an unrealized loss of $142 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2012	2011	2010
(In millions except per share data)		As Adjusted
NET OPERATING REVENUES	$48,017	$46,542	$35,119
Cost of goods sold	19,053	18,215	12,693
GROSS PROFIT	28,964	28,327	22,426
Selling, general and administrative expenses	17,738	17,422	13,194
Other operating charges	447	732	819
OPERATING INCOME	10,779	10,173	8,413
Interest income	471	483	317
Interest expense	397	417	733
Equity income (loss) — net	819	690	1,025
Other income (loss) — net	137	529	5,185
INCOME BEFORE INCOME TAXES	11,809	11,458	14,207
Income taxes	2,723	2,812	2,370
CONSOLIDATED NET INCOME	9,086	8,646	11,837
Less: Net income attributable to noncontrolling interests	67	62	50
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$9,019	$8,584	$11,787
BASIC NET INCOME PER SHARE[1]	$2.00	$1.88	$2.55
DILUTED NET INCOME PER SHARE[1]	$1.97	$1.85	$2.53
AVERAGE SHARES OUTSTANDING	4,504	4,568	4,616
Effect of dilutive securities	80	78	51
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,584	4,646	4,667

[1]	Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2012	2011	2010
(In millions)		As Adjusted
CONSOLIDATED NET INCOME	$9,086	$8,646	$11,837
Other comprehensive income:
Net foreign currency translation adjustment	(182)	(692)	(947)
Net gain (loss) on derivatives	99	145	(120)
Net unrealized gain (loss) on available-for-sale securities	178	(7)	102
Net change in pension and other benefit liabilities	(668)	(763)	282
TOTAL COMPREHENSIVE INCOME	8,513	7,329	11,154
Less: Comprehensive income (loss) attributable to noncontrolling interests	105	10	38
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$8,408	$7,319	$11,116
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2012	2011
(In millions except par value)		As Adjusted
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,442	$12,803
Short-term investments	5,017	1,088
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	13,459	13,891
Marketable securities	3,092	144
Trade accounts receivable, less allowances of $53 and $83, respectively	4,759	4,920
Inventories	3,264	3,092
Prepaid expenses and other assets	2,781	3,450
Assets held for sale	2,973	—
TOTAL CURRENT ASSETS	30,328	25,497
EQUITY METHOD INVESTMENTS	9,216	7,233
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	1,232	1,141
OTHER ASSETS	3,585	3,495
PROPERTY, PLANT AND EQUIPMENT — net	14,476	14,939
TRADEMARKS WITH INDEFINITE LIVES	6,527	6,430
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,405	7,770
GOODWILL	12,255	12,219
OTHER INTANGIBLE ASSETS	1,150	1,250
TOTAL ASSETS	$86,174	$79,974
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,680	$9,009
Loans and notes payable	16,297	12,871
Current maturities of long-term debt	1,577	2,041
Accrued income taxes	471	362
Liabilities held for sale	796	—
TOTAL CURRENT LIABILITIES	27,821	24,283
LONG-TERM DEBT	14,736	13,656
OTHER LIABILITIES	5,468	5,420
DEFERRED INCOME TAXES	4,981	4,694
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	11,379	10,332
Reinvested earnings	58,045	53,621
Accumulated other comprehensive income (loss)	(3,385)	(2,774)
Treasury stock, at cost — 2,571 and 2,514 shares, respectively	(35,009)	(31,304)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	32,790	31,635
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	378	286
TOTAL EQUITY	33,168	31,921
TOTAL LIABILITIES AND EQUITY	$86,174	$79,974
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2012	2011	2010
(In millions)		As Adjusted
OPERATING ACTIVITIES
Consolidated net income	$9,086	$8,646	$11,837
Depreciation and amortization	1,982	1,954	1,443
Stock-based compensation expense	259	354	380
Deferred income taxes	632	1,035	604
Equity (income) loss — net of dividends	(426)	(269)	(671)
Foreign currency adjustments	(130)	7	151
Significant (gains) losses on sales of assets — net	(98)	(220)	(645)
Other significant (gains) losses — net	—	—	(4,713)
Other operating charges	166	214	264
Other items	254	(354)	512
Net change in operating assets and liabilities	(1,080)	(1,893)	370
Net cash provided by operating activities	10,645	9,474	9,532
INVESTING ACTIVITIES
Purchases of short-term investments	(9,590)	(4,057)	(4,579)
Proceeds from disposals of short-term investments	5,622	5,647	4,032
Acquisitions and investments	(1,535)	(977)	(2,511)
Purchases of other investments	(5,266)	(787)	(132)
Proceeds from disposals of bottling companies and other investments	2,189	562	972
Purchases of property, plant and equipment	(2,780)	(2,920)	(2,215)
Proceeds from disposals of property, plant and equipment	143	101	134
Other investing activities	(187)	(93)	(106)
Net cash provided by (used in) investing activities	(11,404)	(2,524)	(4,405)
FINANCING ACTIVITIES
Issuances of debt	42,791	27,495	15,251
Payments of debt	(38,573)	(22,530)	(13,403)
Issuances of stock	1,489	1,569	1,666
Purchases of stock for treasury	(4,559)	(4,513)	(2,961)
Dividends	(4,595)	(4,300)	(4,068)
Other financing activities	100	45	50
Net cash provided by (used in) financing activities	(3,347)	(2,234)	(3,465)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(255)	(430)	(166)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the year	(4,361)	4,286	1,496
Balance at beginning of year	12,803	8,517	7,021
Balance at end of year	$8,442	$12,803	$8,517
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

Year Ended December 31,	2012	2011	2010
(In millions except per share data)		As Adjusted
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	4,526	4,583	4,605
Purchases of treasury stock	(121)	(127)	(98)
Treasury stock issued to employees related to stock compensation plans	64	70	76
Balance at end of year	4,469	4,526	4,583
COMMON STOCK	$1,760	$1,760	$1,760
CAPITAL SURPLUS
Balance at beginning of year	10,332	9,177	7,657
Stock issued to employees related to stock compensation plans	640	724	855
Replacement share-based awards issued in connection with an acquisition	—	—	237
Tax benefit (charge) from employees' stock option and restricted stock plans	144	79	48
Stock-based compensation	259	354	380
Other activities	4	(2)	—
Balance at end of year	11,379	10,332	9,177
REINVESTED EARNINGS
Balance at beginning of year	53,621	49,337	41,618
Net income attributable to shareowners of The Coca-Cola Company	9,019	8,584	11,787
Dividends (per share — $1.02, $0.94 and $0.88 in 2012, 2011 and 2010, respectively)	(4,595)	(4,300)	(4,068)
Balance at end of year	58,045	53,621	49,337
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(2,774)	(1,509)	(838)
Net other comprehensive income (loss)	(611)	(1,265)	(671)
Balance at end of year	(3,385)	(2,774)	(1,509)
TREASURY STOCK
Balance at beginning of year	(31,304)	(27,762)	(25,398)
Stock issued to employees related to stock compensation plans	786	830	824
Purchases of treasury stock	(4,491)	(4,372)	(3,188)
Balance at end of year	(35,009)	(31,304)	(27,762)
TOTAL EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$32,790	$31,635	$31,003
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Balance at beginning of year	$286	$314	$547
Net income attributable to noncontrolling interests	67	62	50
Net foreign currency translation adjustment	38	(52)	(12)
Dividends paid to noncontrolling interests	(48)	(38)	(32)
Acquisition of interests held by noncontrolling owners	(15)	—	—
Contributions by noncontrolling interests	—	—	1
Increase due to business combinations	50	—	13
Deconsolidation of certain variable interest entities	—	—	(253)
TOTAL EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$378	$286	$314
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
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations, bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Of the approximately 57 billion beverage servings of all types consumed worldwide every day, beverages bearing trademarks owned by or licensed to us account for more than 1.8 billion servings.
On October 2, 2010, we acquired the former North America business of Coca-Cola Enterprises Inc. ("CCE"), one of our major bottlers, consisting of CCE's production, sales and distribution operations in the United States, Canada, the British Virgin Islands, the United States Virgin Islands and the Cayman Islands, and a substantial majority of CCE's corporate segment. Upon completion of the CCE transaction, we combined the management of the acquired North America business with the management of our existing foodservice business; Minute Maid and Odwalla juice businesses; North America supply chain operations; and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments ("CCR"). In addition, we reshaped our remaining Coca-Cola North America ("CCNA") operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market.
Our Company markets, manufactures and sells:

•
beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups (we refer to this part of our business as our "concentrate business" or "concentrate operations"); and

•	finished sparkling and still beverages (we refer to this part of our business as our "finished product business" or "finished product operations").
Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations.
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
Our finished product operations consist primarily of the production, sales and distribution operations managed by CCR and our Company-owned or -controlled bottling and distribution operations. CCR is included in our North America operating segment, and our Company-owned or -controlled bottling and distribution operations are included in our Bottling Investments operating segment. Our finished product operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers, such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. In the United States, we authorize wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.

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
Any prior period amounts that were revised as a result of the changes described above have been labeled "as adjusted" herein. Certain other amounts in the prior years' consolidated financial statements and notes have been revised to conform to the current year presentation.
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest as well as VIEs for which our Company is the primary beneficiary. Generally, we consolidate only business enterprises that we control by ownership of a majority voting interest. However, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a "VIE." An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to profit guarantees or subordinated financial support. Refer to Note 11. Although these financial arrangements resulted in us holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $1,776 million and $1,183 million as of December 31, 2012 and 2011, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $234 million and $199 million as of December 31, 2012 and 2011, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
Creditors of our VIEs do not have recourse against the general credit of the Company, regardless of whether they are accounted for as consolidated entities.
Assets and Liabilities Held for Sale
Our Company classifies long-lived assets (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset (disposal group); the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups); an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated; the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset (disposal group) beyond one year; the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
We initially measure a long-lived asset (disposal group) that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset (disposal group) until the date of sale. We assess the fair value of a long-lived asset (disposal group) less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset (disposal group), as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
Upon determining that a long-lived asset (disposal group) meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in our consolidated balance sheet.
Risks and Uncertainties
Factors that could adversely impact the Company's operations or financial results include, but are not limited to, the following: obesity and other health concerns; water scarcity and poor quality; changes in the nonalcoholic beverage business environment and retail landscape; increased competition; increased demand for food products and decreased agricultural productivity; consolidation in the retail channel or the loss of key retail or foodservice customers; an inability to expand operations in developing and emerging markets; fluctuations in foreign currency exchange rates; interest rate increases; an inability to maintain good relationships with our bottling partners; a deterioration in our bottling partners' financial condition; increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters; increased or new indirect taxes in the United States or in other major markets; increased cost, disruption of supply or shortage of energy or fuels; increased cost, disruption of supply or shortage of ingredients, other raw materials or packaging materials; changes in laws and regulations relating to beverage containers and packaging; significant additional labeling or warning requirements or limitations on the availability of our products; an inability to protect our information systems against service interruption, misappropriation of data or breaches of security; unfavorable general economic conditions in the United States; unfavorable economic and political conditions in international markets; litigation or legal proceedings; adverse weather conditions; climate change; damage to our brand image and corporate reputation from negative publicity related to product safety or quality, human and workplace rights, obesity or other issues, even if unwarranted; changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations; changes in accounting standards; an inability to achieve our overall long-term goals; continuing uncertainty in the global credit markets; one or more of our counterparty financial institutions defaulting on their obligations to us or failing; an inability to realize additional benefits targeted by our productivity and reinvestment program; an inability to renew collective bargaining agreements on satisfactory terms, or we or our bottling partners experience strikes, work stoppages or labor unrest; future impairment charges; future multi-employer plan withdrawal liabilities; an inability to successfully integrate and manage our Company-owned or -controlled bottling operations; and global or regional catastrophic events.
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
Amortization expense for infrastructure programs was $86 million, $90 million and $137 million in 2012, 2011 and 2010, respectively. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $6.1 billion, $5.8 billion and $5.0 billion in 2012, 2011 and 2010, respectively.
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $3.3 billion, $3.3 billion and $2.9 billion in 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, advertising and production costs of $295 million and $349 million, respectively, were primarily recorded in the line item prepaid expenses and other assets in our consolidated balance sheets.
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

Shipping and Handling Costs
Shipping and handling costs related to the movement of finished goods from manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our consolidated statements of income. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in the line item selling, general and administrative expenses in our consolidated statements of income. As a result of our acquisition of CCE's former North America business, the amount of shipping and handling costs recorded in the line item selling, general and administrative expenses increased significantly in 2011 when compared to 2010. During the years ended December 31, 2012 and 2011, the Company recorded shipping and handling costs of $2.8 billion and $2.4 billion, respectively, in the line item selling, general and administrative expenses. Our customers do not pay us separately for shipping and handling costs related to finished goods.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 34 million, 32 million (as adjusted) and 77 million (as adjusted) stock option awards were excluded from the computations of diluted net income per share in 2012, 2011 and 2010, respectively, because the awards would have been antidilutive for the years presented.
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

Year Ended December 31,	2012	2011	2010
Balance at beginning of year	$83	$48	$55
Net charges to costs and expenses	5	56	21
Write-offs	(19)	(12)	(18)
Other[1]	(16)	(9)	(10)
Balance at end of year	$53	$83	$48

[1]
Other includes acquisitions, divestitures, foreign currency translation and the impact of transferring the assets of our consolidated Philippine and Brazilian bottling operations to assets held for sale.

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
Inventories
Inventories consist primarily of raw materials and packaging (which includes ingredients and supplies) and finished goods (which include concentrates and syrups in our concentrate operations, and finished beverages in our finished product operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods. Refer to Note 4.
Derivative Instruments
Our Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk. All derivatives are carried at fair value in our consolidated balance sheets in the line items prepaid expenses and other assets or accounts payable and accrued expenses, as applicable. The cash flow impact of the Company's derivative instruments is primarily included in our consolidated statements of cash flows in net cash provided by operating activities. Refer to Note 5.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; and machinery, equipment and vehicle fleet: 20 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement. Depreciation is not recorded during the period in which a long-lived asset (disposal group) is classified as held for sale, even if the asset (disposal group) continues to generate revenue during the period. Depreciation expense, including the depreciation expense of assets under capital lease, totaled $1,704 million, $1,654 million and $1,188 million in 2012, 2011 and 2010, respectively. Amortization expense for leasehold improvements totaled $19 million, $18 million and $16 million in 2012, 2011 and 2010, respectively.
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
The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, prior to completing the impairment test described above. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment. During 2012, the Company only performed qualitative assessments on less than 10 percent of our indefinite-lived intangible assets balance.

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
The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing. During 2012, the Company only performed qualitative assessments on less than 10 percent of our consolidated goodwill balance.
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
Stock-Based Compensation
Our Company currently sponsors stock option plans and restricted stock award plans. The fair value of our stock option grants is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The Company recognizes compensation expense on a straight-line basis over the period the grant is earned by the employee, generally four years.
The fair value of our restricted stock awards is the quoted market value of the Company's stock on the grant date less the present value of the expected dividends not received during the relevant holding period. In the period it becomes probable that the minimum performance criteria specified in the restricted stock award plan will be achieved, we recognize expense for the proportionate share of the total fair value of the award related to the vesting period that has already lapsed. The remaining cost of the award is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that we will achieve the minimum performance criteria specified in the plan, we reverse all of the previously recognized compensation expense in the period such a determination is made. Refer to Note 12.
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

The Company's change in accounting methodology has been applied retrospectively, and we have adjusted all applicable prior period financial information presented herein as required. The cumulative effect of this change on retained earnings as of January 1, 2011, was an increase of $59 million, with an offset to AOCI. The impact of this change on the Company's income before income taxes was an increase of $4 million and $19 million and a decrease of $36 million during the years ended December 31, 2012, 2011 and 2010, respectively. The impact on the Company's earnings per share was not significant for any of the financial statement periods presented in this report.
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
Hyperinflationary Economies
A hyperinflationary economy is one that has cumulative inflation of approximately 100 percent or more over a three-year period. Effective January 1, 2010, Venezuela was determined to be a hyperinflationary economy, and the Venezuelan government devalued the bolivar by resetting the official rate of exchange ("official rate") from 2.15 bolivars per U.S. dollar to 2.6 bolivars per U.S. dollar for essential goods and 4.3 bolivars per U.S. dollar for nonessential goods. In accordance with hyperinflationary accounting under accounting principles generally accepted in the United States, our local subsidiary was required to use the U.S. dollar as its functional currency. As a result, we remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar, which resulted in a loss of $103 million during the first quarter of 2010. The loss was recorded in the line item other income (loss) - net in our consolidated statement of income. We classified the impact of the remeasurement loss in the line item effect of exchange rate changes on cash and cash equivalents in our consolidated statement of cash flows.

In June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system known as the Transaction System for Foreign Currency Denominated Securities ("SITME"). This system, which was subject to annual limits, enabled entities domiciled in Venezuela to exchange their bolivars to U.S. dollars through authorized financial institutions (commercial banks, savings and lending institutions, etc.).
In December 2010, the Venezuelan government announced that it was eliminating the official rate of 2.6 bolivars per U.S. dollar for essential goods. As a result, the only two exchange rates available for remeasuring bolivar-denominated transactions as of December 31, 2010, were the official rate of 4.3 bolivars per U.S. dollar and the SITME rate. As discussed above, the Company remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar starting on January 1, 2010. Therefore, the elimination of the official rate for essential goods had no impact on the remeasurement of the net assets of our Venezuelan subsidiary.
Subsequent to December 31, 2012, the Venezuelan government devalued its currency further to an official rate of 6.3 bolivars per U.S. dollar. The government also announced that it was discontinuing the SITME foreign exchange system. As a result, the Company will remeasure the net assets of our local subsidiary and recognize the related gains or losses from remeasurement in the line item other income (loss) — net in our consolidated statement of income. Based on the carrying value of our assets and liabilities denominated in Venezuelan bolivar as of December 31, 2012, we anticipate recognizing a remeasurement loss of $100 million to $125 million during the first quarter of 2013.
The Company will continue to use the official rate to remeasure the net assets of our Venezuelan subsidiary. If the official rate devalues further, it would result in our Company recognizing additional foreign currency exchange gains or losses in our consolidated financial statements. As of December 31, 2012, our Venezuelan subsidiary held monetary assets of approximately $450 million and monetary liabilities of approximately $85 million.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. If we are unable to utilize a government-approved exchange rate mechanism for future concentrate sales to our bottling partner in Venezuela, the amount of receivables related to these sales will increase. In addition, we have certain intangible assets associated with products sold in Venezuela. If the bolivar further devalues, it could result in the impairment of these intangible assets. As of December 31, 2012, the carrying value of our accounts receivable from our bottling partner in Venezuela and intangible assets associated with products sold in Venezuela was $216 million.
Recently Issued Accounting Guidance
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05 which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, ASU 2011-05 eliminates the option for companies to present the components of other comprehensive income as part of the statement of changes in shareowners' equity. In December 2011, the FASB issued ASU 2011-12 which deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted the non-deferred provisions of ASU 2011-05 as of January 1, 2012, which did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02 which requires companies to provide information about the amounts reclassified out of AOCI by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.

NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2012, cash payments related to the Company's acquisition and investment activities totaled $1,535 million. These payments were primarily related to the following: our investments in the existing beverage business of Aujan Industries Company J.S.C. ("Aujan"), one of the largest independent beverage companies in the Middle East; our investment in Mikuni Coca-Cola Bottling Co., Ltd. ("Mikuni"), a bottling partner located in Japan; our acquisition of Sacramento Coca-Cola Bottling Co., Inc. ("Sacramento bottler"); and our acquisition of bottling operations in Vietnam, Cambodia and Guatemala. The Company's investment in Mikuni is being accounted for under the equity method of accounting.
The Company's investments in Aujan include an ownership interest of 50 percent in the Aujan entity that holds the rights to Aujan-owned brands in certain territories and an ownership interest of 49 percent in Aujan's bottling and distribution operations in certain territories. The Company completed the transaction for $980 million in total value, of which $820 million was paid in cash by the Company and the remainder was composed of the Company's proportionate share of underlying debt in the acquired entities. The Company's investments in Aujan are being accounted for under the equity method of accounting.
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
The Company acquired Great Plains on December 30, 2011. The total purchase price for the Great Plains acquisition was approximately $360 million, of which $321 million was paid at closing. The purchase price was primarily allocated to property, plant and equipment, identifiable intangible assets and goodwill. The Company finalized our purchase accounting for Great Plains during the fourth quarter of 2012.
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
During 2010, cash payments related to the Company's acquisition and investment activities totaled $2,511 million. These payments were primarily related to the Company's acquisition of CCE's former North America business and the acquisition of certain distribution rights from Dr Pepper Snapple Group, Inc. ("DPS"). See the relevant sections below for further discussion of these transactions.
In addition to the transactions listed in the preceding paragraph, our acquisition and investment activities during 2010 also included the acquisition of OAO Nidan Juices ("Nidan"), a Russian juice company, and an additional investment in Fresh Trading Ltd. ("innocent"). Total consideration for the Nidan acquisition was approximately $276 million, which was primarily allocated to property, plant and equipment, identifiable intangible assets and goodwill. The Company finalized our purchase accounting for Nidan in the third quarter of 2011. Under the terms of the agreement for our additional investment in innocent, we have a series of outstanding put and call options with the existing shareowners of innocent for the Company to potentially acquire the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2013 and 2014. The Company anticipates acquiring the majority of the remaining outstanding shares in the second quarter of 2013. Currently, innocent's founders maintain operational control of the business, and we account for our investment under the equity method of accounting.

Acquisition of Coca-Cola Enterprises Inc.'s Former North America Business
Pursuant to the terms of the business separation and merger agreement entered into on February 25, 2010, as amended (the "merger agreement"), on October 2, 2010 (the "acquisition date"), we acquired CCE's former North America business. We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. Refer to Note 18 for information related to the Company's integration initiatives associated with this acquisition.
Under the terms of the merger agreement, the Company acquired the 67 percent of CCE's former North America business that was not already owned by the Company for consideration that included: (1) the Company's 33 percent indirect ownership interest in CCE's European operations; (2) cash consideration; and (3) replacement awards issued to certain current and former employees of CCE's corporate operations and former North America business. At closing, CCE shareowners other than the Company exchanged their CCE common stock for common stock in a new entity, which was renamed Coca-Cola Enterprises, Inc. (which is referred to herein as "New CCE") and which continues to hold the European operations held by CCE prior to the acquisition. At closing, New CCE became 100 percent owned by shareowners that held shares of common stock of CCE immediately prior to the closing, other than the Company. As a result of this transaction, the Company does not own any interest in New CCE.
As of October 1, 2010, our Company owned 33 percent of the outstanding common stock of CCE. Based on the closing price of CCE's common stock on the last day of trading prior to the acquisition date, the fair value of our investment in CCE was $5,373 million, which reflected the fair value of our ownership in both CCE's European operations and former North America business. We remeasured our equity interest in CCE to fair value upon the close of the transaction. As a result, we recognized a gain of $4,978 million, which was classified in the line item other income (loss) — net in our consolidated statement of income. The gain included a $137 million reclassification adjustment related to foreign currency translation gains recognized upon the disposal of our indirect investment in CCE's European operations. The Company relinquished its indirect ownership interest in CCE's European operations to New CCE as part of the consideration to acquire the 67 percent of CCE's former North America business that was not already owned by the Company.
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
Under the terms of the merger agreement, the Company replaced share-based payment awards for certain current and former employees of CCE's corporate operations and former North America business. The following table provides a list of all replacement awards and the estimated fair value of those awards issued in conjunction with our acquisition of CCE's former North America business (in millions):

	Number of Shares, Options and Units Issued	Fair Value
	As Adjusted
Performance share units	3.3	$192
Stock options	9.6	109
Restricted share units	1.6	50
Restricted stock	0.4	12
Total	14.9	$363
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
The following table reconciles the total purchase price of the Company's acquisition of CCE's former North America business, including adjustments recorded as part of the Company's purchase accounting (in millions):

October 2, 2010
Fair value of our equity investment in CCE[1]	$5,373
Cash consideration[2]	1,368
Fair value of share-based payment awards[3]	154
Total purchase price	$6,895

[1]
Represents the fair value of our 33 percent ownership interest in the outstanding common stock of CCE based on the closing price of CCE's common stock on the last day the New York Stock Exchange was open prior to the acquisition date. The fair value reflects our indirect ownership interest in both CCE's European operations and former North America business.

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

[2]
The measurement period adjustments did not have a significant impact on our consolidated statements of income for the years ended December 31, 2011, and December 31, 2010. Therefore, we did not retrospectively adjust the comparative 2010 financial information.

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

[10]
The goodwill recognized as part of this acquisition has been assigned to the North America operating segment, of which $170 million is tax deductible. The goodwill recognized in conjunction with our acquisition of CCE's former North America business is primarily related to synergistic value created from having a unified operating system that will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

In a concurrent transaction, we agreed to sell all of our ownership interests in Coca-Cola Drikker AS ("Norwegian bottling operation") and Coca-Cola Drycker Sverige AB ("Swedish bottling operation") to New CCE at fair value. The divestiture of our Norwegian and Swedish bottling operations also closed on October 2, 2010. See further discussion of this divestiture below. In addition, we granted New CCE the right to negotiate the acquisition of our majority interest in our German bottling operation, Coca-Cola Erfrischungsgetränke AG ("CCEAG"), 18 to 39 months after the date of the merger agreement, at the then current fair value and subject to terms and conditions as mutually agreed.
The Company has incurred $84 million of transaction costs in connection with our acquisition of CCE's former North America business and the sale of our ownership interests in our Norwegian and Swedish bottling operations to New CCE since the transaction commenced. These costs were included in the line item other operating charges in our consolidated statements of income. Refer to Note 17 for additional information. In addition, the Company recorded charges of $265 million related to preexisting relationships during 2010. These charges were primarily related to the write-off of our investment in infrastructure programs with CCE. Our investment in these infrastructure programs with CCE did not meet the criteria to be recognized as an asset subsequent to the acquisition. In 2011, the Company recorded an additional charge of $1 million associated with these preexisting relationships. These charges were included in the line item other income (loss) — net in our consolidated statements of income. Refer to Note 6 for additional information.
CCE's former North America business contributed net revenues of approximately $3,637 million and net losses of approximately $122 million from October 2, 2010 through December 31, 2010. The following table presents unaudited consolidated pro forma information as if our acquisition of CCE's former North America business and the divestiture of our Norwegian and Swedish bottling operations had occurred on January 1, 2010 (in millions):

Unaudited
Year Ended December 31,	2010
Net operating revenues[1]	$43,106
Net income attributable to shareowners of The Coca-Cola Company[2,3]	6,839

[1]	The deconsolidation of our Norwegian and Swedish bottling operations resulted in a decrease to net operating revenues of approximately $433 million in 2010.

[2]	The deconsolidation of our Norwegian and Swedish bottling operations resulted in a decrease to net income attributable to shareowners of The Coca-Cola Company of approximately $387 million in 2010.

[3]
The 2010 pro forma information has been adjusted to exclude the gain related to the remeasurement of our equity interest in CCE to fair value upon the close of the transaction, the gain on the sale of our Norwegian and Swedish bottling operations, transaction costs and charges related to preexisting relationships in order to present the pro forma information as if the transactions had occurred prior to January 1, 2010.

The unaudited pro forma financial information presented above does not purport to represent what the actual results of our operations would have been if our acquisition of CCE's former North America business and the divestiture of our Norwegian and Swedish bottling operations had occurred prior to January 1, 2010, nor is it indicative of the future operating results of The Coca-Cola Company. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies.
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
Dr Pepper Snapple Group, Inc. Agreements
In contemplation of the closing of our acquisition of CCE's former North America business, we reached an agreement with DPS to distribute certain DPS brands in territories where DPS brands had been distributed by CCE prior to the CCE transaction. Under the terms of our agreement with DPS, and concurrently with the closing of the CCE transaction, we entered into license agreements with DPS to distribute Dr Pepper trademark brands in the United States, Canada Dry in the Northeastern United States, and Canada Dry and C' Plus in Canada, and we made a net one-time cash payment of $715 million to DPS. Under the license agreements, the Company agreed to meet certain performance obligations in order to distribute DPS products in retail and foodservice accounts and vending machines. The license agreements have initial terms of 20 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements. The license agreements replaced agreements between DPS and CCE existing immediately prior to the completion of the CCE transaction. In addition, we entered into an agreement with DPS to include Dr Pepper and Diet Dr Pepper in our Coca-Cola Freestyle fountain dispensers in certain outlets throughout the United States. The Coca-Cola Freestyle agreement has a term of 20 years.
Although these transactions were negotiated concurrently, they are legally separable and have distinct termination provisions and penalties, if applicable. As a result, the Company recorded an asset of $865 million related to the DPS license agreements and recorded deferred revenue of $150 million related to the Freestyle agreement. The DPS license agreements were determined to be indefinite-lived intangible assets and classified in the line item bottlers' franchise rights with indefinite lives in our consolidated balance sheet. The Company reached the conclusion that these distribution rights had an indefinite life based on several key factors, including, but not limited to, (1) our license agreements with DPS shall remain in effect for 20 years and shall automatically renew for additional 20-year successive periods thereafter unless terminated pursuant to the provisions of the agreements; (2) no additional payments shall be due for the renewal periods; (3) we anticipate using the assets indefinitely; (4) there are no known legal, regulatory or contractual provisions that are likely to limit the useful life of these assets; and (5) the classification of these assets as indefinite-lived assets is consistent with similar market transactions. The Company has been amortizing, and will continue to amortize, the deferred revenue related to the Freestyle agreement on a straight-line basis over 20 years, which is the length of the agreement. The amortization is included as a component of the Company's net operating revenues.
Divestitures
During 2012, proceeds from the disposal of bottling companies and other investments totaled $2,189 million. These proceeds resulted from the sale and/or maturity of investments associated with the Company's cash and risk management programs and were not related to the disposal of bottling companies. Refer to Note 3 for additional information.
In 2011, proceeds from the disposal of bottling companies and other investments totaled $562 million, primarily related to the sale of our investment in Coca-Cola Embonor, S.A. ("Embonor"), a bottling partner with operations primarily in Chile, for $394 million. Prior to this transaction, the Company accounted for our investment in Embonor under the equity method of accounting. Refer to Note 17. None of the Company's other divestitures were individually significant.
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
Assets and Liabilities Held for Sale
On December 13, 2012, the Company and Coca-Cola FEMSA executed a share purchase agreement for the sale of a majority ownership interest in our consolidated bottling operations in the Philippines ("Philippine bottling operations"). As a result, our Philippine bottling operations met the criteria to be classified as held for sale, and we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon purchase price. Accordingly, we recorded a loss of $108 million, including $1 million of related transaction costs, in the line item other income (loss) — net in our consolidated statement of income. This transaction was completed in January 2013.
On December 17, 2012, the Company entered into an agreement with several parties which will result in the merger of our consolidated bottling operations in Brazil ("Brazilian bottling operations") with an independent bottler in Brazil. Upon completion of the transaction, we will deconsolidate our Brazilian bottling operations in exchange for cash and a minority ownership interest in the newly combined entity. As a result, our Brazilian bottling operations met the criteria to be classified as held for sale. We were not required to record their assets and liabilities at fair value less any costs to sell because their fair value exceeded our carrying value as of December 31, 2012.

The following table presents information related to the major classes of assets and liabilities of the Company's Philippine and Brazilian bottling operations, both of which are included in our Bottling Investments operating segment, as of December 31, 2012 (in millions):

	Philippine Bottling Operations	Brazilian Bottling Operations	Total Bottling Operations Held for Sale
Cash, cash equivalents and short-term investments	$133	$45	$178
Trade accounts receivable, less allowances	108	88	196
Inventories	187	85	272
Prepaid expenses and other assets	223	174	397
Other assets	7	128	135
Property, plant and equipment — net	841	419	1,260
Bottlers' franchise rights with indefinite lives	341	130	471
Goodwill	148	22	170
Other intangible assets	—	1	1
Allowance for reduction of assets held for sale	(107)	—	(107)
Total assets	$1,881	$1,092	$2,973
Accounts payable and accrued expenses	$241	$157	$398
Loans and notes payable	—	6	6
Current maturities of long-term debt	—	28	28
Accrued income taxes	(4)	4	—
Long-term debt	—	147	147
Other liabilities	20	75	95
Deferred income taxes	102	20	122
Total liabilities	$359	$437	$796
We determined that our Philippine and Brazilian bottling operations did not meet the criteria to be classified as discontinued operations, primarily due to the continued significant involvement we anticipate having in these operations following each transaction.
NOTE 3: INVESTMENTS
Investments in debt and marketable securities, other than investments accounted for under the equity method, are classified as trading, available-for-sale or held-to-maturity. Our marketable equity investments are classified as either trading or available-for-sale with their cost basis determined by the specific identification method. Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of AOCI, except for the change in fair value attributable to the currency risk being hedged. Refer to Note 5 for additional information related to the Company's fair value hedges of available-for-sale securities.

Trading Securities
As of December 31, 2012 and 2011, our trading securities had a fair value of $266 million and $211 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $19 million as of December 31, 2012, and net unrealized losses of $5 million and $3 million as of December 31, 2011 and 2010, respectively. The Company's trading securities were included in the following captions in our consolidated balance sheets (in millions):

December 31,	2012	2011
Marketable securities	$184	$138
Other assets	82	73
Total trading securities	$266	$211
Available-for-Sale and Held-to-Maturity Securities
As of December 31, 2012 and 2011, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
2012
Available-for-sale securities:[1,2]
Equity securities	$957	$441	$(10)	$1,388
Debt securities	3,169	46	(10)	3,205
	$4,126	$487	$(20)	$4,593
Held-to-maturity securities:
Bank and corporate debt	$—	$—	$—	$—
2011
Available-for-sale securities:[1]
Equity securities	$834	$237	$—	$1,071
Debt securities	332	1	(3)	330
	$1,166	$238	$(3)	$1,401
Held-to-maturity securities:
Bank and corporate debt	$113	$—	$—	$113

[1]	Refer to Note 16 for additional information related to the estimated fair value.

[2]
During 2012, the Company made a change to its overall cash management program. In an effort to manage counterparty risk and diversify our assets, the Company began to make additional investments in high-quality securities. These investments are primarily classified as available-for-sale securities.

The sale and/or maturity of available-for-sale securities resulted in the following activity (in millions):

Years Ending December 31,	2012	2011
Gross gains	$41	$5
Gross losses	(35)	(1)
Proceeds	5,036	37
The Company did not sell any available-for-sale securities during 2010.
In 2012, the Company had investments classified as available-for-sale securities in which our cost basis exceeded the fair value of our investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.

In 2011 and 2010, the Company realized losses of $17 million and $26 million, respectively, due to other-than-temporary impairments of certain available-for-sale securities. These impairment charges were recorded in other income (loss) — net. Refer to Note 16 and Note 17.
During 2011, the Company began using one of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which have been classified in the line item other assets in our consolidated balance sheets because the assets are not available to satisfy our current obligations. As of December 31, 2012, and December 31, 2011, the Company's available-for-sale securities included solvency capital funds of $451 million and $285 million, respectively.
The Company's available-for-sale and held-to-maturity securities were included in the following captions in our consolidated balance sheets (in millions):

	December 31, 2012		December 31, 2011
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities
Cash and cash equivalents	$9	$—	$—	$112
Marketable securities	2,908	—	5	1
Other investments, principally bottling companies	1,087	—	986	—
Other assets	589	—	410	—
	$4,593	$—	$1,401	$113
The contractual maturities of these investments as of December 31, 2012, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities
	Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$1,003	$1,001	$—	$—
After 1 year through 5 years	1,590	1,598	—	—
After 5 years through 10 years	270	299	—	—
After 10 years	306	307	—	—
Equity securities	957	1,388	—	—
	$4,126	$4,593	$—	$—
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of December 31, 2012 and 2011. Our cost method investments had a carrying value of $145 million and $155 million as of December 31, 2012 and 2011, respectively.
In 2012, the Company recorded a charge of $16 million as a result of other-than-temporary declines in the fair values of certain cost method investments. This impairment was recorded in the line item other income (loss) — net in our consolidated statement of income. Refer to Note 16 for additional information related to this impairment.

NOTE 4: INVENTORIES
Inventories consist primarily of raw materials and packaging (which includes ingredients and supplies) and finished goods (which include concentrates and syrups in our concentrate operations, and finished beverages in our finished product operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods. Inventories consisted of the following (in millions):

December 31,	2012	2011
Raw materials and packaging	$1,773	$1,680
Finished goods	1,171	1,198
Other	320	214
Total inventories	$3,264	$3,092
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2012	December 31, 2011
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$149	$170
Commodity contracts	Prepaid expenses and other assets	—	2
Interest rate contracts	Prepaid expenses and other assets	7	—
Interest rate contracts	Other assets	335	246
Total assets		$491	$418
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$55	$41
Commodity contracts	Accounts payable and accrued expenses	1	1
Interest rate contracts	Other liabilities	6	—
Total liabilities		$62	$42

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

[2]	Refer to Note 16 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2012	December 31, 2011
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$19	$29
Foreign currency contracts	Other assets	42	—
Commodity contracts	Prepaid expenses and other assets	72	54
Other derivative instruments	Prepaid expenses and other assets	6	5
Total assets		$139	$88
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$24	$116
Foreign currency contracts	Other liabilities	1	—
Commodity contracts	Accounts payable and accrued expenses	43	47
Commodity contracts	Other liabilities	1	—
Other derivative instruments	Accounts payable and accrued expenses	2	1
Total liabilities		$71	$164

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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the years ended December 31, 2012, 2011 and 2010. The maximum length of time for which the Company hedges its exposure to future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program was $4,715 million and $5,158 million as of December 31, 2012 and 2011, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that have been designated and qualify for this program was $17 million and $26 million as of December 31, 2012 and 2011, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program was $1,764 million as of December 31, 2012. The Company had no outstanding derivative instruments under this hedging program as of December 31, 2011.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the years ended December 31, 2012, 2011 and 2010 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2012
Foreign currency contracts	$59	Net operating revenues	$(46)	$2
Foreign currency contracts	34	Cost of goods sold	(23)	—
Interest rate contracts	1	Interest expense	(12)	—	[2]
Commodity contracts	(4)	Cost of goods sold	(1)	—
Total	$90		$(82)	$2
2011
Foreign currency contracts	$3	Net operating revenues	$(231)	$—	[2]
Interest rate contracts	(11)	Interest expense	(12)	(1)
Commodity contracts	(1)	Cost of goods sold	—	—
Total	$(9)		$(243)	$(1)
2010
Foreign currency contracts	$(307)	Net operating revenues	$(2)	$(2)
Interest rate contracts	—	Interest expense	(15)	—
Commodity contracts	1	Cost of goods sold	—	—
Total	$(306)		$(17)	$(2)

[1]	The Company records gains and losses reclassified from AOCI in income for the effective portion and ineffective portion, if any, to the same line items in our consolidated statements of income.

[2]	Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of December 31, 2012, the Company estimates that it will reclassify into earnings during the next 12 months gains of approximately $41 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As of December 31, 2012, such adjustments increased the carrying value of our long-term debt by $273 million. Refer to Note 10. The changes in fair values of hedges that are determined to be ineffective are immediately recognized into earnings. The total notional value of derivatives that related to our fair value hedges of this type was $6,700 million and $5,700 million as of December 31, 2012 and 2011, respectively.
During the first quarter of 2012, the Company began using fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The changes in fair values of hedges that are determined to be ineffective are immediately recognized into earnings. The total notional value of derivatives that related to our fair value hedges of this type was $850 million as of December 31, 2012. The Company had no outstanding derivative instruments under this hedging program as of December 31, 2011.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the years ended December 31, 2012, 2011 and 2010 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2012
Interest rate contracts	Interest expense	$89
Fixed-rate debt	Interest expense	(42)
Net impact to interest expense		$47
Foreign currency contracts	Other income (loss) — net	$42
Available-for-sale securities	Other income (loss) — net	(46)
Net impact to other income (loss) — net		$(4)
Net impact of fair value hedging instruments		$43
2011
Interest rate contracts	Interest expense	$343
Fixed-rate debt	Interest expense	(333)
Net impact to interest expense		$10
2010
Interest rate contracts	Interest expense	$(97)
Fixed-rate debt	Interest expense	102
Net impact to interest expense		$5
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional value of derivatives under this hedging program was $1,718 million and $1,681 million as of December 31, 2012 and 2011, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the years ended December 31, 2012, 2011 and 2010 (in millions):

	Gain (Loss) Recognized in OCI
Year Ended December 31,	2012	2011	2010
Foreign currency contracts	$(61)	$(3)	$(15)
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the years ended December 31, 2012, 2011 and 2010. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2012, 2011 and 2010.

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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset the monetary assets and liabilities are recognized into earnings in the line item other income (loss) — net in our consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The changes in fair value of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues and cost of goods sold in our consolidated statements of income. The total notional value of derivatives related to our foreign currency economic hedges was $3,865 million and $3,629 million as of December 31, 2012 and 2011, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our consolidated statements of income, as applicable. The total notional value of derivatives related to our economic hedges of this type was $1,084 million and $1,165 million as of December 31, 2012 and 2011, respectively.
In connection with our acquisition of CCE's former North America business, the Company assumed certain interest rate derivatives. The Company did not designate these derivatives as hedges subsequent to the acquisition. These derivatives were originally recorded at fair value as of October 2, 2010. As of December 31, 2010, all interest rate derivatives acquired from CCE were settled and will have no additional impact on future earnings. In 2010, the Company recorded $5 million of losses related to these instruments in interest expense.
The Company entered into interest rate locks that were used as economic hedges to mitigate the interest rate risk associated with the Company's repurchase of certain long-term debt. These hedges were not designated and did not qualify for hedge accounting but were effective economic hedges. The Company settled these hedges and recognized losses of $104 million in interest expense during 2010. As of December 31, 2010, there were no outstanding interest rate derivatives used as economic hedges.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the years ended December 31, 2012, 2011 and 2010 (in millions):

		Gains (Losses)
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Year Ended December 31,
		2012	2011	2010
Foreign currency contracts	Net operating revenues	$(7)	$7	$(15)
Foreign currency contracts	Other income (loss) — net	24	(37)	(46)
Foreign currency contracts	Cost of goods sold	—	(12)	(9)
Commodity contracts	Net operating revenues	4	—	—
Commodity contracts	Cost of goods sold	(110)	(42)	40
Commodity contracts	Selling, general and administrative expenses	9	(11)	—
Interest rate swaps	Interest expense	—	—	(5)
Interest rate locks	Interest expense	—	—	(104)
Other derivative instruments	Selling, general and administrative expenses	18	8	21
Total		$(62)	$(87)	$(118)

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
Coca-Cola Enterprises Inc.
On October 2, 2010, we completed our acquisition of CCE's former North America business and relinquished our indirect ownership interest in CCE's European operations. As a result of this transaction, the Company does not own any interest in New CCE. Refer to Note 2 for additional information related to this transaction.
We accounted for our investment in CCE under the equity method of accounting until our acquisition of CCE's former North America business was completed on October 2, 2010. Therefore, our consolidated net income for the year ended December 31, 2010, included equity income from CCE during the first nine months of 2010. The Company owned 33 percent of the outstanding common stock of CCE immediately prior to the acquisition. The following table provides summarized financial information for CCE for the nine months ended October 1, 2010 (in millions):

Nine Months Ended
October 1, 2010
Net operating revenues	$16,464
Cost of goods sold	10,028
Gross profit	$6,436
Operating income (loss)	$1,369
Net income (loss)	$677
The following table provides a summary of our significant transactions with CCE for the nine months ended October 1, 2010 (in millions):

Nine Months Ended
October 1, 2010
Concentrate, syrup and finished product sales to CCE	$4,737
Syrup and finished product purchases from CCE	263
CCE purchases of sweeteners through our Company	251
Marketing payments made by us directly to CCE	314
Marketing payments made to third parties on behalf of CCE	106
Local media and marketing program reimbursements from CCE	268
Payments made to CCE for dispensing equipment repair services	64
Other payments — net	19
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
Other Equity Method Investments
The Company's other equity method investments include our ownership interests in Coca-Cola Hellenic, Coca-Cola FEMSA and Coca-Cola Amatil. As of December 31, 2012, we owned approximately 23 percent, 29 percent and 29 percent, respectively, of these companies' common shares. As of December 31, 2012, our investment in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $2,241 million. This difference is not amortized.
A summary of financial information for our equity method investees in the aggregate, other than CCE, is as follows (in millions):

Year Ended December 31,	2012	2011	2010
Net operating revenues	$47,087	$42,472	$38,663
Cost of goods sold	28,821	26,271	23,053
Gross profit	$18,266	$16,201	$15,610
Operating income	$4,605	$4,181	$4,134
Consolidated net income	$2,993	$2,237	$2,659
Less: Net income attributable to noncontrolling interests	89	99	89
Net income attributable to common shareowners	$2,904	$2,138	$2,570

December 31,	2012	2011
Current assets	$16,054	$13,960
Noncurrent assets	32,687	27,152
Total assets	$48,741	$41,112
Current liabilities	$12,004	$10,545
Noncurrent liabilities	12,272	11,646
Total liabilities	$24,276	$22,191
Equity attributable to shareowners of investees	$23,827	$18,392
Equity attributable to noncontrolling interests	638	529
Total equity	$24,465	$18,921
Company equity investment	$9,216	$7,233

Net sales to equity method investees other than CCE, the majority of which are located outside the United States, were $7.1 billion, $6.9 billion and $6.2 billion in 2012, 2011 and 2010, respectively. Total payments, primarily marketing, made to equity method investees other than CCE were $1,587 million, $1,147 million and $1,034 million in 2012, 2011 and 2010, respectively. In addition, purchases of finished products from equity method investees other than CCE were $392 million, $430 million and $205 million in 2012, 2011 and 2010, respectively.
If valued at the December 31, 2012, quoted closing prices of shares actively traded on stock markets, the value of our equity method investments in publicly traded bottlers would have exceeded our carrying value by $10.4 billion.
Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $1,162 million and $1,042 million as of December 31, 2012 and 2011, respectively. The total amount of dividends received from equity method investees was $393 million, $421 million and $354 million for the years ended December 31, 2012, 2011 and 2010, respectively. Dividends received included a $35 million and $60 million special dividend from Coca-Cola Hellenic during 2012 and 2011, respectively. We classified the receipt of these cash dividends in cash flows from operating activities because our cumulative equity in earnings from Coca-Cola Hellenic exceeded the cumulative distributions received; therefore, the dividends were deemed to be a return on our investment and not a return of our investment.
NOTE 7: PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment (in millions):

December 31,	2012	2011
Land	$997	$1,141
Buildings and improvements	5,307	5,240
Machinery, equipment and vehicle fleet	16,203	15,504
Construction in progress	979	1,266
	23,486	23,151
Less accumulated depreciation	9,010	8,212
Property, plant and equipment — net	$14,476	$14,939
NOTE 8: INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets (in millions):

December 31,	2012	2011
Trademarks	$6,527	$6,430
Bottlers' franchise rights[1]	7,405	7,770
Goodwill	12,255	12,219
Other	111	113
Indefinite-lived intangible assets[2]	$26,298	$26,532

[1]
The decrease in 2012 was primarily related to the Company's consolidated Philippine and Brazilian bottling operations being transferred to assets held for sale as of December 31, 2012. This decrease was partially offset by the acquisition of the Sacramento bottler in 2012 and the finalization of purchase accounting related to our 2011 acquisition of Great Plains. Refer to Note 2 for additional information related to each of these transactions.

[2]	The distribution rights acquired from DPS are the only significant indefinite-lived intangible assets subject to renewal or extension arrangements. Refer to Note 2.

The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Total
2011
Balance as of January 1	$44	$695	$166	$9,861	$112	$787	$11,665
Effect of foreign currency translation	(6)	15	(3)	—	2	11	19
Acquisitions[1]	—	—	—	195	—	—	195
Adjustments related to the finalization of purchase accounting[1]	—	—	—	304	—	5	309
Divestitures, deconsolidations and other[1]	—	—	—	155	—	(124)	31
Balance as of December 31	$38	$710	$163	$10,515	$114	$679	$12,219
2012
Balance as of January 1	$38	$710	$163	$10,515	$114	$679	$12,219
Effect of foreign currency translation	(1)	(19)	5	—	6	(4)	(13)
Acquisitions[1]	—	—	—	100	—	157	257
Adjustments related to the finalization of purchase accounting[1]	—	—	—	(38)	—	—	(38)
Divestitures, deconsolidations and other[2]	—	—	—	—	—	(170)	(170)
Balance as of December 31	$37	$691	$168	$10,577	$120	$662	$12,255

[1]	Refer to Note 2 for information related to the Company's acquisitions and divestitures.

[2]
Relates to the transfer of goodwill associated with the Company's consolidated Philippine and Brazilian bottling operations to assets held for sale as of December 31, 2012. Refer to Note 2 for additional information related to this transaction.

Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets (in millions):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$622	$(166)	$456	$619	$(126)	$493
Bottlers' franchise rights	730	(221)	509	668	(119)	549
Trademarks	65	(43)	22	99	(70)	29
Other	129	(77)	52	196	(130)	66
Total	$1,546	$(507)	$1,039	$1,582	$(445)	$1,137
Total amortization expense for intangible assets subject to amortization was $173 million, $192 million and $102 million in 2012, 2011 and 2010, respectively. Based on the carrying value of definite-lived intangible assets as of December 31, 2012, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense
2013	$161
2014	153
2015	148
2016	142
2017	90

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2012	2011
Accrued marketing	$2,231	$2,286
Other accrued expenses	2,711	2,749
Trade accounts payable	1,969	2,172
Accrued compensation	1,045	1,048
Sales, payroll and other taxes	389	405
Container deposits	335	349
Accounts payable and accrued expenses	$8,680	$9,009
NOTE 10: DEBT AND BORROWING ARRANGEMENTS
Short-Term Borrowings
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2012 and 2011, we had $16,204 million and $12,135 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 0.3 percent and 0.2 percent per year as of December 31, 2012 and 2011, respectively.
In addition, we had $7,768 million in lines of credit and other short-term credit facilities as of December 31, 2012, of which $854 million was related to the Company's consolidated Philippine bottling operations that were classified as held for sale. The Company's total lines of credit included $93 million that was outstanding and primarily related to our international operations.
Included in the credit facilities discussed above, the Company had $6,314 million in lines of credit for general corporate purposes. These backup lines of credit expire at various times from 2013 through 2017. There were no borrowings under these backup lines of credit during 2012. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.
Long-Term Debt
During 2012, the Company retired $1,250 million of long-term notes upon maturity and issued $2,750 million of long-term debt. The general terms of the notes issued are as follows:

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

During the fourth quarter of 2011, the Company extinguished long-term debt that had a carrying value of $20 million and was not scheduled to mature until 2012. This debt was outstanding prior to the Company's acquisition of CCE's former North America business. In addition, the Company repurchased long-term debt during 2011 that was assumed in connection with our acquisition of CCE's former North America business. The repurchased debt included $99 million in unamortized fair value adjustments recorded as part of our purchase accounting for the CCE transaction and was settled throughout the year as follows:

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
During 2010, in connection with the Company's acquisition of CCE's former North America business, we assumed $7,602 million of long-term debt, which had an estimated fair value of approximately $9,345 million as of the acquisition date. We recorded the assumed debt at its fair value as of the acquisition date. Refer to Note 2.
On November 15, 2010, the Company issued $4,500 million of long-term notes and used some of the proceeds to repurchase $2,910 million of long-term debt. The remaining cash from the issuance was used to reduce our outstanding commercial paper balance. The repurchased debt consisted of $1,827 million of debt assumed in our acquisition of CCE's former North America business and $1,083 million of the Company's debt that was outstanding prior to the acquisition. The Company recorded a charge of $342 million in interest expense related to the premiums paid to repurchase the long-term debt and the costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer. The general terms of the notes issued on November 15, 2010, were as follows:

•	$1,250 million total principal amount of notes due May 15, 2012, at a variable interest rate of three-month LIBOR plus 0.05 percent;

•	$1,250 million total principal amount of notes due November 15, 2013, at a fixed interest rate of 0.75 percent;

•	$1,000 million total principal amount of notes due November 15, 2015, at a fixed interest rate of 1.5 percent; and

•	$1,000 million total principal amount of notes due November 15, 2020, at a fixed interest rate of 3.15 percent.
Subsequent to the repurchase of a portion of the long-term debt assumed from CCE, the general terms of the debt assumed and remaining outstanding as of December 31, 2010, were as follows:

•	$2,594 million total principal amount of U.S. dollar notes due 2011 to 2037 at an average interest rate of 5.7 percent;

•	$2,288 million total principal amount of U.S. dollar debentures due 2012 to 2098 at an average interest rate of 7.4 percent;

•	$275 million total principal amount of U.S. dollar notes due 2011 at a variable interest rate of 1.0 percent;

•	$544 million total principal amount of U.K. pound sterling notes due 2016 and 2021 at an average interest rate of 6.5 percent;

•	$303 million principal amount of U.S. dollar zero coupon notes due 2020; and

•	$26 million of other long-term debt.

The Company's long-term debt consisted of the following (in millions, except average rate data):

	December 31, 2012		December 31, 2011
	Amount	Average Rate [1]	Amount	Average Rate[1]
U.S. dollar notes due 2013–2093	$13,407	1.7%	$12,270	1.9%
U.S. dollar debentures due 2017–2098	2,207	3.7	2,482	4.0
U.S. dollar zero coupon notes due 2020[2]	135	8.4	130	8.4
Other, due through 2098[3]	291	4.4	584	4.8
Fair value adjustment[4]	273	N/A	231	N/A
Total[5,6]	$16,313	2.1%	$15,697	2.3%
Less current portion	1,577		2,041
Long-term debt	$14,736		$13,656

[1]
These rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effects of interest rate swap agreements as well as fair value adjustments, if applicable. Refer to Note 5 for a more detailed discussion on interest rate management.

[2]	This amount is shown net of unamortized discounts of $36 million and $41 million as of December 31, 2012 and 2011, respectively.

[3]	As of December 31, 2012, the amount shown includes $90 million of debt instruments that are due through 2022.

[4]	Refer to Note 5 for additional information about our fair value hedging strategy.

[5]
As of December 31, 2012 and 2011, the fair value of our long-term debt, including the current portion, was $17,157 million and $16,360 million, respectively. The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments.

[6]	The above notes and debentures include various restrictions, none of which is presently significant to our Company.
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from CCE of $617 million and $733 million as of December 31, 2012 and 2011, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2012, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 17 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $574 million, $573 million and $422 million in 2012, 2011 and 2010, respectively.
Maturities of long-term debt for the five years succeeding December 31, 2012, are as follows (in millions):

Maturities of Long-Term Debt
2013	$1,577
2014	2,633
2015	2,451
2016	1,705
2017	1,439
NOTE 11: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2012, we were contingently liable for guarantees of indebtedness owed by third parties of $671 million, of which $294 million was related to VIEs. Refer to Note 1 for additional information related to the Company's maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees were individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"). During that time, the Company purchased over $400 million of insurance coverage, which also insures Aqua-Chem for some of its prior and future costs for certain product liability and other claims. A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and currently has approximately 40,000 active claims pending against it. In September 2002, Aqua-Chem notified our Company that it believed we were obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation in Georgia to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. During the course of the Wisconsin insurance coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who have or will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for 100 percent of Aqua-Chem's losses up to policy limits. The court's judgment concluded the Wisconsin insurance coverage litigation. The Georgia litigation remains subject to the stay agreement. The Company and Aqua-Chem continued to negotiate with various insurers that were defendants in the Wisconsin insurance coverage litigation over those insurers' obligations to defend and indemnify Aqua-Chem for the asbestos-related claims. The Company anticipated that a final settlement with three of those insurers (the “Chartis insurers”) would be finalized in May 2011, but such insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit against them in Wisconsin state court to enforce the coverage-in-place settlement or, in the alternative, to obtain a declaratory judgment validating Aqua-Chem and the Company's interpretation of the court's judgment in the Wisconsin insurance coverage litigation. In February 2012, the parties filed and argued a number of cross-motions for summary judgment related to the issues of the enforceability of the settlement agreement and the exhaustion of policies underlying those of the Chartis insurers. The court granted defendants' motions for summary judgment that the 2011 Settlement Agreement and 2010 Term Sheet were not binding contracts, but denied their similar motions related to plaintiffs' claims for promissory and/or equitable estoppel. On or about May 15, 2012, the parties entered into a mutually agreeable settlement/stipulation resolving two major issues: exhaustion of underlying coverage and control of defense; and, on or about January 10, 2013, the parties reached a settlement of the remaining coverage issues and the estoppel claims. The Chartis insurers have filed a notice of appeal with respect to certain issues that were the subject of summary judgment orders earlier in the case. Whatever the outcome of that appeal, these three insurance companies will remain subject to the court's judgment in the Wisconsin insurance coverage litigation.
The Company is unable to estimate at this time the amount or range of reasonably possible loss it may ultimately incur as a result of asbestos-related claims against Aqua-Chem. The Company believes that assuming (a) the defense and indemnity costs for the asbestos-related claims against Aqua-Chem in the future are in the same range as during the past five years, and (b) the various insurers that cover the asbestos-related claims against Aqua-Chem remain solvent, regardless of the outcome of the coverage-in-place settlement litigation but taking into account the issues resolved to date, insurance coverage for substantially all defense and indemnity costs would be available for the next 10 to 15 years.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. The Company's self-insurance reserves totaled $508 million and $527 million as of December 31, 2012 and 2011, respectively.
Workforce (Unaudited)
As of December 31, 2012, our Company had approximately 150,900 associates, of which approximately 68,300 associates were located in the United States. Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2012, approximately 17,900 associates in North America were covered by collective bargaining agreements. These agreements typically have terms of three to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire. The Company believes that its relations with its associates are generally satisfactory.
Operating Leases
The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2012 (in millions):

Years Ending December 31,	Operating Lease Payments
2013	$233
2014	162
2015	128
2016	101
2017	72
Thereafter	235
Total minimum operating lease payments[1]	$931

[1]	Income associated with sublease arrangements is not significant.
NOTE 12: STOCK COMPENSATION PLANS
Our Company grants stock options and restricted stock awards to certain employees of the Company. Total stock-based compensation expense was $259 million, $354 million and $380 million in 2012, 2011 and 2010, respectively, and was included as a component of selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in our consolidated statements of income related to stock-based compensation arrangements was $72 million, $99 million and $110 million in 2012, 2011 and 2010, respectively.
As of December 31, 2012, we had $467 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.8 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
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

As a result of our acquisition of CCE's former North America business, the Company assumed certain stock-based compensation plans previously sponsored by CCE. Shares from these plans remain available for future grant to current employees who were employees of CCE or its subsidiaries prior to the acquisition or who are hired by the Company or its subsidiaries following the acquisition. The assumed Coca-Cola Enterprises Inc. 2001 Stock Option Plan, Coca-Cola Enterprises Inc. 2004 Stock Award Plan and Coca-Cola Enterprises Inc. 2007 Incentive Award Plan previously sponsored by CCE have approximately 29 million shares available for grant after conversion of CCE common stock into our common stock. The Company has not granted any equity awards from the assumed plans.
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

	2012	2011	2010
		As Adjusted
Fair value of options at grant date	$3.80	$4.64	$4.70
Dividend yield[1]	2.7%	2.7%	2.9%
Expected volatility[2]	18.0%	19.0%	20.0%
Risk-free interest rate[3]	1.0%	2.3%	3.0%
Expected term of the option[4]	5 years	5 years	6 years

[1]	The dividend yield is the calculated yield on the Company's stock at the time of the grant.

[2]	Expected volatility is based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock and other factors.

[3]	The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

[4]	The expected term of the option represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior.
Generally, stock options granted from 1999 through July 2003 expire 15 years from the date of grant and stock options granted in December 2003 and thereafter expire 10 years from the date of grant. The shares of common stock to be issued, transferred and/or sold under the stock option plans are made available from authorized and unissued Company common stock or from the Company's treasury shares. In 2007, the Company began issuing common stock under these plans from the Company's treasury shares. The Company had the following active stock option plans as of December 31, 2012:

•
The Coca-Cola Company 1999 Stock Option Plan (the "1999 Option Plan") was approved by shareowners in April 1999. Under the 1999 Option Plan, a maximum of 240 million shares of our common stock was approved to be issued or transferred, through the grant of stock options, to certain officers and employees.

•
The Coca-Cola Company 2002 Stock Option Plan (the "2002 Option Plan") was approved by shareowners in April 2002. An amendment to the 2002 Option Plan which permitted the issuance of stock appreciation rights was approved by shareowners in April 2003. Under the 2002 Option Plan, a maximum of 240 million shares of our common stock was approved to be issued or transferred, through the grant of stock options or stock appreciation rights, to certain officers and employees. No stock appreciation rights have been issued under the 2002 Option Plan as of December 31, 2012.

•
The Coca-Cola Company 2008 Stock Option Plan (the "2008 Option Plan") was approved by shareowners in April 2008. Under the 2008 Option Plan, a maximum of 280 million shares of our common stock was approved to be issued or transferred to certain officers and employees pursuant to stock options granted under the 2008 Option Plan.

As of December 31, 2012, there were 132 million shares available to be granted under the stock option plans discussed above. Options to purchase common stock under all of these plans have generally been granted at the fair market value of the Company's stock at the date of grant.

Stock option activity for all stock option plans for the year ended December 31, 2012, was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2012 — As Adjusted	323	$25.62
Granted	53	34.40
Exercised	(61)	24.43
Forfeited/expired	(6)	30.01
Outstanding on December 31, 2012[1]	309	$27.27	5.82 years	$2,777
Expected to vest at December 31, 2012	305	$27.20	5.79 years	$2,765
Exercisable on December 31, 2012	194	$24.92	4.41 years	$2,200

[1]
Includes 4 million stock option replacement awards in connection with our acquisition of CCE's former North America business in 2010. These options had a weighted-average exercise price of $18.32, and generally vest over 3 years and expire 10 years from the original date of grant.

The total intrinsic value of the options exercised was $780 million, $631 million and $524 million in 2012, 2011 and 2010, respectively. The total shares exercised were 61 million, 65 million and 73 million in 2012, 2011 and 2010, respectively.
Restricted Stock Award Plans
Under The Coca-Cola Company 1989 Restricted Stock Award Plan and The Coca-Cola Company 1983 Restricted Stock Award Plan (the "Restricted Stock Award Plans"), 80 million and 48 million shares of restricted common stock, respectively, were originally available to be granted to certain officers and key employees of our Company. As of December 31, 2012, 32 million shares remain available for grant under the Restricted Stock Award Plans. The Company issues restricted stock to employees as a result of performance share unit awards, time-based awards and performance-based awards.
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
Performance Share Unit Awards
In 2003, the Company established a program to grant performance share units under The Coca-Cola Company 1989 Restricted Stock Award Plan to executives. In 2008, the Company expanded the program to award a mix of stock options and performance share units to eligible employees in addition to executives. The number of shares earned is determined at the end of each performance period, generally three years, based on the actual performance criteria predetermined by the Board of Directors at the time of grant. If the performance criteria are met, the award results in a grant of restricted stock or restricted stock units, which are then generally subject to a holding period in order for the restricted stock to be released. For performance share units granted before 2008, this holding period is generally two years. For performance share units granted in 2008 and after, this holding period is generally one year. Restrictions on such stock generally lapse at the end of the holding period. Performance share units generally do not pay dividends or allow voting rights during the performance period. For awards granted prior to 2011, participants generally receive dividends or dividend equivalents once the performance criteria have been certified and the restricted stock or restricted stock units have been issued. For awards granted in 2011 and later, participants generally receive dividends or dividend equivalents once the shares have been released. Accordingly, the fair value of the performance share units is the quoted market value of the Company stock on the grant date less the present value of the expected dividends not received during the relevant period. In the period it becomes probable that the minimum performance criteria specified in the plan will be achieved, we recognize expense for the proportionate share of the total fair value of the performance share units related to the vesting period that has already lapsed. The remaining cost of the grant is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that we will achieve the minimum performance criteria specified in the plan, we reverse all of the previously recognized compensation expense in the period such a determination is made.

Performance share units under The Coca-Cola Company 1989 Restricted Stock Award Plan require achievement of certain financial measures, primarily compound annual growth in earnings per share or economic profit. These financial measures are adjusted for certain items approved and certified by the Audit Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year to year comparison of the specific performance criteria. Economic profit is our net operating profit after tax less the cost of the capital used in our business. In the event the financial results equal the predefined target, the Company will grant the number of restricted shares equal to the target award in the underlying performance share unit agreements. In the event the financial results exceed the predefined target, additional shares up to the maximum award may be granted. In the event the financial results fall below the predefined target, a reduced number of shares may be granted. If the financial results fall below the threshold award performance level, no shares will be granted. Performance share units are generally settled in stock, except for certain circumstances such as death or disability, where former employees or their beneficiaries are provided a cash equivalent payment. As of December 31, 2012, performance share units of 5,105,000, 5,655,000 and 6,824,000 were outstanding for the 2010–2012, 2011–2013 and 2012–2014 performance periods, respectively, based on the target award amounts in the performance share unit agreements.
The following table summarizes information about performance share units based on the target award amounts in the performance share unit agreements:

	Share Units (In thousands)	Weighted-Average Grant-Date Fair Value
Outstanding on January 1, 2012 — As Adjusted	11,366	$25.41
Granted	7,034	29.95
Paid in cash equivalent	(16)	27.30
Canceled/forfeited	(800)	27.71
Outstanding on December 31, 2012[1]	17,584	$28.01

[1]	The outstanding performance share units as of December 31, 2012, at the threshold award and maximum award levels were 8.8 million and 26.4 million, respectively.
The weighted-average grant date fair value of performance share units granted was $29.95 in 2012, $25.58 in 2011 and $25.17 in 2010. The Company converted performance share units of 16,267 in 2012, 19,462 in 2011 and 27,650 in 2010 to cash equivalent payments of $0.6 million, $0.7 million and $0.7 million, respectively, to former executives who were ineligible for restricted stock grants due to certain events such as death, disability or termination.
The following table summarizes information about the conversions of performance share units to restricted stock and restricted stock units:

	Share Units (In thousands)	Weighted-Average Grant-Date Fair Value[1]
Nonvested on January 1, 2012 — As Adjusted[2]	4,444	$26.53
Vested and released	(4,302)	26.53
Canceled/forfeited	(44)	26.54
Nonvested on December 31, 2012[2]	98	$26.54

[1]	The weighted-average grant-date fair value is based on the fair values of the performance share units granted.

[2]	The nonvested shares as of January 1, 2012, and December 31, 2012, are presented at the performance share units certified award amount.
The total intrinsic value of restricted shares that were vested and released was $148 million, $72 million and $58 million in 2012, 2011 and 2010, respectively. The total restricted share units vested and released in 2012 were 4,301,732 at the certified award amount. In 2011 and 2010, the total restricted share units vested and released were 2,084,912 and 1,850,466, respectively.
Replacement performance share unit awards issued by the Company in connection with our acquisition of CCE's former North America business are not included in the tables or discussions above and were originally granted under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan. Refer to Note 2. These awards were converted into equivalent share units of the Company's common stock on the acquisition date and entitle the participant to dividend equivalents (which vest, in some cases, only if the restricted share units vest), but not the right to vote. Accordingly, the fair value of these units was the quoted value of the Company's stock at the grant date. The number of shares earned is determined at the end of each performance period, generally one to three years, based on the actual performance criteria predetermined at the time of grant. These performance share units require achievement of certain financial measures, primarily compound annual growth in earnings per share, as adjusted for certain items detailed in the plan documents. In the event the financial results exceed the predefined targets, additional shares up to a maximum of 200 percent of target may be granted. In the event the financial results fall below the predefined targets, a reduced number of shares may be granted. If the financial results fall below the minimum award performance level, no shares will be granted.
On the acquisition date, the Company issued 3.3 million replacement performance share unit awards at target with a weighted average grant-date price of $29.56 per share unit for the 2008–2010, 2009 and 2010 performance periods. The 2008–2010 and the 2010 performance period awards were projected to pay out at 200 percent on the acquisition date and were certified as such in February 2011. The 2009 award was already certified at 200 percent prior to the acquisition date. In accordance with accounting principles generally accepted in the United States, the portion of the fair value of the replacement awards related to services provided prior to the business combination was included in the total purchase price. Refer to Note 2. The portion of the fair value associated with future service is recognized as expense over the future service period. However, in the fourth quarter of 2010, the Company modified primarily all of these performance awards to eliminate the remaining holding period after December 31, 2010, which resulted in $74 million of accelerated expense included in the total stock-based compensation expense above. As a result of this modification, the Company released 2.8 million shares at the 200 percent payout for the 2009 performance period award during the fourth quarter of 2010. The intrinsic value of the release of these shares was $91 million. During 2011, the Company released 3.1 million shares at the 200 percent payout with an intrinsic value of $98 million, primarily related to the 2008–2010 and 2010 performance periods. During 2012, the Company released 0.6 million shares at the 200 percent payout with an intrinsic value of $22 million, primarily related to the 2009 performance period. As of December 31, 2012, the Company had 0.1 million outstanding replacement performance share units related to the 2009 performance period. The remaining shares are scheduled for release during the second quarter of 2013.
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
For time-based and performance-based restricted stock awards, participants are entitled to vote and receive dividends on the restricted shares. The Company also awards time-based and performance-based restricted stock units for which participants may receive payments of dividend equivalents but are not entitled to vote. As of December 31, 2012, the Company had outstanding nonvested time-based and performance-based restricted stock awards, including restricted stock units, of 774,000 and 92,000, respectively. Time-based and performance-based restricted awards were not significant to our consolidated financial statements.
In 2010, the Company issued time-based restricted stock unit replacement awards in connection with our acquisition of CCE's former North America business. Refer to Note 2. These awards were converted into equivalent shares of the Company's common stock. These restricted share awards entitle the participant to dividend equivalents (which vest, in some cases, only if the restricted share unit vests), but not the right to vote. As of December 31, 2012, the Company had 65,000 outstanding nonvested time-based restricted stock replacement awards, including restricted stock units. These time-based restricted awards were not significant to our consolidated financial statements.
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
Effective January 1, 2012, the Company elected to change our accounting methodology for determining the market-related value of assets for our U.S. qualified defined benefit pension plans. This change in accounting methodology has been applied retrospectively, and we have adjusted all applicable prior period financial information presented herein as required. Refer to Note 1 for further information related to this change and the impact it had on our consolidated financial statements.

As part of the Company's acquisition of CCE's former North America business during the fourth quarter of 2010, we assumed certain liabilities related to pension and other postretirement benefit plans. Refer to Note 2 for additional information related to this acquisition. These liabilities relate to various pension, retiree medical and defined contribution plans (referred to herein as the "assumed plans"). The assumed plans include participation in multi-employer pension plans in the United States. See discussion of multi-employer plans below.
We refer to the funded defined benefit pension plan in the United States that is not associated with collective bargaining organizations as the "primary U.S. plan." As of December 31, 2012, the primary U.S. plan represented 59 percent and 64 percent of the Company's consolidated projected benefit obligation and pension assets, respectively.
Obligations and Funded Status
The following table sets forth the changes in benefit obligations and the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Benefit obligation at beginning of year[1]	$8,255	$7,292	$953	$889
Service cost	291	249	34	32
Interest cost	388	391	43	45
Foreign currency exchange rate changes	(7)	30	3	2
Amendments	(3)	(57)	(2)	(12)
Actuarial loss (gain)	1,259	773	115	45
Benefits paid[2]	(420)	(440)	(53)	(63)
Settlements	(35)	(24)	—	—
Curtailments	6	—	—	—
Special termination benefits	1	8	—	3
Other[3]	(42)	33	11	12
Benefit obligation at end of year[1]	$9,693	$8,255	$1,104	$953
Fair value of plan assets at beginning of year	$6,171	$5,497	$185	$187
Actual return on plan assets	822	73	16	(4)
Employer contributions	1,056	1,001	—	—
Foreign currency exchange rate changes	(17)	(1)	—	—
Benefits paid	(366)	(374)	(2)	(1)
Settlements	(34)	(27)	—	—
Other[3]	(48)	2	3	3
Fair value of plan assets at end of year	$7,584	$6,171	$202	$185
Net liability recognized	$(2,109)	$(2,084)	$(902)	$(768)

[1]
For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $9,345 million and $7,958 million as of December 31, 2012 and 2011, respectively.

[2]
Benefits paid to pension plan participants during 2012 and 2011 included $54 million and $66 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. Benefits paid to participants of other benefit plans during 2012 and 2011 included $51 million and $62 million, respectively, that were paid from Company assets.

[3]
In 2012, primarily relates to the transfer of assets and liabilities associated with the Company's consolidated Philippine bottling operations to assets held for sale and liabilities held for sale as of December 31, 2012. Refer to Note 2 for additional information.

Pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2012	2011	2012	2011
Noncurrent asset	$395	$468	$—	$—
Current liability	(73)	(68)	(21)	(21)
Long-term liability	(2,431)	(2,484)	(881)	(747)
Net liability recognized	$(2,109)	$(2,084)	$(902)	$(768)
Effective January 1, 2010, the Company's existing primary U.S. plan was transitioned from a traditional final average pay formula to a cash balance formula. In general, employees may receive credits based on age, service, pay and interest under the new method. The pension plan acquired by the Company in connection with our acquisition of CCE's former North America business transitioned to a cash balance formula in 2011.
Certain of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2012	2011
Projected benefit obligation	$9,161	$7,591
Fair value of plan assets	6,659	5,048
Certain of our pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2012	2011
Accumulated benefit obligation	$8,736	$7,277
Fair value of plan assets	6,546	4,998
Pension Plan Assets
The following table presents total assets for our U.S. and non-U.S. pension plans (in millions):

	U.S. Plans		Non-U.S. Plans
December 31,	2012	2011	2012	2011
Cash and cash equivalents	$299	$104	$87	$123
Equity securities:
U.S.-based companies	1,844	1,362	37	33
International-based companies	324	630	640	323
Fixed-income securities:
Government bonds	399	358	163	415
Corporate bonds and debt securities	856	669	126	49
Mutual, pooled and commingled funds[1]	1,057	323	453	406
Hedge funds/limited partnerships	496	458	29	31
Real estate	248	256	9	14
Other	26	114	491	503
Total pension plan assets[2]	$5,549	$4,274	$2,035	$1,897

[1]
Mutual, pooled and commingled funds include investments in equity securities, fixed-income securities and combinations of both. There are a significant number of mutual, pooled and commingled funds from which investors can choose. The selection of the type of fund is dictated by the specific investment objectives and needs of a given plan. These objectives and needs vary greatly between plans.

[2]
Fair value disclosures related to our pension assets are included in Note 16. Fair value disclosures include, but are not limited to, the levels within the fair value hierarchy on which the fair value measurements in their entirety fall; a reconciliation of the beginning and ending balances of Level 3 assets; and information about the valuation techniques and inputs used to measure the fair value of our pension and other postretirement assets.

Investment Strategy for U.S. Pension Plans
The Company utilizes the services of investment managers to actively manage the pension assets of our U.S. plans. We have established asset allocation targets and investment guidelines with each investment manager. Our asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the plan. Selection of the targeted asset allocation for U.S. plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. During 2012, the Company revised asset allocation targets and restructured the investment manager composition to further diversify investment risk and reduce volatility while maintaining long-term return objectives. Our revised target allocation is a mix of approximately 42 percent equity investments, 30 percent fixed-income investments and 28 percent alternative investments. As of December 31, 2012, the transition to the new asset allocation targets was not complete, but we anticipate this transition being completed during the first quarter of 2013. We believe this target allocation will enable us to achieve the following long-term investment objectives:

(1)	optimize the long-term return on plan assets at an acceptable level of risk;

(2)	maintain a broad diversification across asset classes and among investment managers;

(3)	maintain careful control of the risk level within each asset class; and

(4)	focus on a long-term return objective.
The guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Additionally, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2012, no investment manager was responsible for more than 10 percent of total U.S. plan assets.
Our target allocation of 42 percent equity investments is composed of approximately 60 percent in global equities, 16 percent in emerging market equities and 24 percent in domestic small- and mid-cap equities. Optimal returns through our investments in global equities are achieved through security selection as well as country and sector diversification. Investments in the common stock of our Company accounted for approximately 5 percent of our global equities allocation and approximately 2 percent of total U.S. plan assets. Our investments in global equities are intended to provide diversified exposure to both U.S. and non-U.S. equity markets. Our investments in both emerging market equities and domestic small- and mid-cap equities are expected to experience larger swings in their market value on a periodic basis. Our investments in these asset classes are selected based on capital appreciation potential.
Our target allocation of 30 percent fixed-income investments is composed of 33 percent long-duration bonds and 67 percent with multi-strategy alternative credit managers. Long-duration bonds provide a stable rate of return through investments in high-quality publicly traded debt securities. Our investments in long-duration bonds are diversified in order to mitigate duration and credit exposure. Multi-strategy alternative credit managers invest in a combination of high-yield bonds, bank loans, structured credit and emerging market debt. These investments are in lower-rated and non-rated debt securities, which generally produce higher returns compared to long-duration bonds and also help to diversify our overall fixed-income portfolio.
In addition to investments in equity securities and fixed-income investments, we have a target allocation of 28 percent in alternative investments. These alternative investments include hedge funds, reinsurance, private equity limited partnerships, leveraged buyout funds, international venture capital partnerships and real estate. The objective of investing in alternative investments is to provide a higher rate of return than that available from publicly traded equity securities. These investments are inherently illiquid and require a long-term perspective in evaluating investment performance.
Investment Strategy for Non-U.S. Pension Plans
As of December 31, 2012, the long-term target allocation for 45 percent of our international subsidiaries' plan assets, primarily certain of our European plans, is 56 percent equity securities and 44 percent fixed-income securities. The actual allocation for the remaining 55 percent of the Company's international subsidiaries' plan assets consisted of 38 percent mutual, pooled and commingled funds; 16 percent equity securities; 15 percent fixed-income securities; and 31 percent other investments. The investment strategies of our international subsidiaries differ greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.

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
The following table presents total assets for our other postretirement benefit plans (in millions):

December 31,	2012	2011
Cash and cash equivalents	$13	$86
Equity securities:
U.S.-based companies	81	70
International-based companies	4	13
Fixed-income securities:
Government bonds	78	2
Corporate bonds and debt securities	5	6
Mutual, pooled and commingled funds	16	3
Hedge funds/limited partnerships	3	2
Real estate	2	2
Other	—	1
Total other postretirement benefit plan assets[1]	$202	$185

[1]
Fair value disclosures related to our other postretirement benefit plan assets are included in Note 16. Fair value disclosures include, but are not limited to, the levels within the fair value hierarchy on which the fair value measurements in their entirety fall; a reconciliation of the beginning and ending balances of Level 3 assets; and information about the valuation techniques and inputs used to measure the fair value of our pension and other postretirement assets.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits			Other Benefits
Year Ended December 31,	2012	2011	2010	2012	2011	2010
		As Adjusted
Service cost	$291	$249	$143	$34	$32	$24
Interest cost	388	391	260	43	45	30
Expected return on plan assets	(573)	(508)	(285)	(8)	(8)	(8)
Amortization of prior service cost (credit)	(2)	5	5	(52)	(61)	(61)
Amortization of actuarial loss	137	82	83	6	2	3
Net periodic benefit cost (credit)	$241	$219	$206	$23	$10	$(12)
Settlement charge	3	3	6	—	—	—
Curtailment charge	6	—	—	—	—	—
Special termination benefits[1]	1	8	—	—	3	1
Total cost (credit) recognized in the statements of income	$251	$230	$212	$23	$13	$(11)

[1]
The special termination benefits primarily relate to the Company's productivity, restructuring and integration initiatives. Refer to Note 18 for additional information related to our productivity, restructuring and integration initiatives.

The following table sets forth the changes in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2012	2011	2012	2011
		As Adjusted
Beginning balance in AOCI	$(2,169)	$(1,101)	$(34)	$72
Recognized prior service cost (credit)	(2)	5	(52)	(61)
Recognized net actuarial loss (gain)	140	85	6	2
Prior service credit (cost) arising in current year	3	57	2	12
Net actuarial (loss) gain arising in current year	(1,009)	(1,208)	(107)	(57)
Foreign currency translation gain (loss)	5	(7)	(1)	(2)
Ending balance in AOCI	$(3,032)	$(2,169)	$(186)	$(34)
The following table sets forth amounts in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2012	2011	2012	2011
		As Adjusted
Prior service credit (cost)	$16	$14	$23	$73
Net actuarial loss	(3,048)	(2,183)	(209)	(107)
Ending balance in AOCI	$(3,032)	$(2,169)	$(186)	$(34)
Amounts in AOCI expected to be recognized as components of net periodic pension cost in 2013 are as follows (in millions, pretax):

	Pension Benefits	Other Benefits
Amortization of prior service cost (credit)	$(3)	$(10)
Amortization of actuarial loss	238	11
	$235	$1
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2012	2011	2012	2011
Discount rate	4.00%	4.75%	4.00%	4.75%
Rate of increase in compensation levels	3.50%	3.25%	N/A	N/A
Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
December 31,	2012	2011	2010	2012	2011	2010
Discount rate	4.75%	5.50%	5.75%	4.75%	5.25%	5.50%
Rate of increase in compensation levels	3.25%	4.00%	3.75%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.25%	8.25%	8.00%	4.75%	4.75%	4.75%
The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2012 net periodic pension cost for the U.S. plans was 8.5 percent. As of December 31,

2012, the 10-year annualized return on plan assets in the primary U.S. plan was 8.4 percent, the 15-year annualized return was 6.1 percent, and the annualized return since inception was 11.0 percent.
The assumed health care cost trend rates are as follows:

December 31,	2012	2011
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2018
The Company's U.S. postretirement benefit plans are primarily defined dollar benefit plans that limit the effects of medical inflation because the plans have established dollar limits for determining our contributions. As a result, the effect of a 1 percentage point change in the assumed health care cost trend rate would not be significant to the Company.
The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. Rates for each of our U.S. plans at December 31, 2012, were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For our non-U.S. plans, we base the discount rate on comparable indices within each of the countries. The rate of compensation increase assumption is determined by the Company based upon annual reviews. We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.
Cash Flows
Our estimated future benefit payments for funded and unfunded plans are as follows (in millions):

Year Ended December 31,	2013	2014	2015	2016	2017	2018-2022
Pension benefit payments	$452	$473	$493	$510	$542	$2,929
Other benefit payments[1]	58	61	64	65	66	352
Total estimated benefit payments	$510	$534	$557	$575	$608	$3,281

[1]
The expected benefit payments for our other postretirement benefit plans are net of estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to be approximately $18 million for the period 2013–2017, and $22 million for the period 2018–2022.

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
The Company anticipates making pension contributions in 2013 of approximately $640 million, of which approximately $359 million will be allocated to our primary U.S. plan. The majority of these contributions are discretionary.
Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the largest U.S. defined contribution plan, we match participants' contributions up to a maximum of 3.5 percent of compensation, subject to certain limitations. Company costs related to the U.S. plans were $93 million, $78 million and $44 million in 2012, 2011 and 2010, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company costs associated with those plans were $29 million, $31 million and $35 million in 2012, 2011 and 2010, respectively.
Multi-Employer Plans
As a result of our acquisition of CCE's former North America business during the fourth quarter of 2010, the Company now participates in various multi-employer pension plans in the United States. Multi-employer pension plans are designed to cover employees from multiple employers and are typically established under collective bargaining agreements. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan.
Multi-employer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions.

The Company's expense for U.S. multi-employer pension plans totaled $31 million and $69 million in 2012 and 2011, respectively. In 2011, the Company's expense for U.S. multi-employer pension plans included charges of $32 million related to the withdrawal from certain of these plans in connection with the Company's integration initiatives in North America. Refer to Note 18 for additional information related to these initiatives. The plans we currently participate in have contractual arrangements that extend into 2017. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we currently participate, we would need to record the appropriate withdrawal liabilities at that time.
NOTE 14: INCOME TAXES
Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2012	2011	2010
		As Adjusted
United States[1]	$3,526	$3,029	$7,188
International	8,283	8,429	7,019
Total	$11,809	$11,458	$14,207

[1]
In 2010, the Company's U.S. income before income taxes included a $4,978 million gain due to the remeasurement of our equity investment in CCE to fair value upon our acquisition of CCE's former North America business. Refer to Note 2 for additional information.

Income tax expense consisted of the following for the years ended December 31, 2012, 2011 and 2010 (in millions):

	United States	State and Local	International	Total
2012
Current	$602	$74	$1,415	$2,091
Deferred	936	33	(337)	632
2011 — As Adjusted
Current	$286	$66	$1,425	$1,777
Deferred	898	27	110	1,035
2010 — As Adjusted
Current	$469	$85	$1,212	$1,766
Deferred	586	2	16	604
We made income tax payments of $981 million, $1,612 million and $1,766 million in 2012, 2011 and 2010, respectively.
A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2012		2011		2010
			As Adjusted
Statutory U.S. federal tax rate	35.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	1.1		0.9		0.6
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(9.5)	[1,2]	(9.5)	[5,6,7]	(5.6)	[15]
Reversal of valuation allowances	(2.4)	[3]	—		—
Equity income or loss	(2.0)		(1.4)	[8]	(1.9)	[16]
CCE transaction	—		—		(12.5)	[17,18]
Sale of Norwegian and Swedish bottling operations	—		—	[9]	0.4	[19]
Other operating charges	0.4	[4]	0.3	[10]	0.4	[20]
Other — net	0.5		(0.8)	[11,12,13,14]	0.3	[21,22]
Effective tax rate	23.1%		24.5%		16.7%

[1]
Includes a tax expense of $133 million (or a 1.1 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[2]
Includes a tax expense of $57 million on pretax net gains of $76 million (or a 0.3 percent impact on our effective tax rate) related to the following: a gain recognized as a result of the merger of Embotelladora Andina S.A. ("Andina") and Embotelladoras Coca-Cola Polar S.A. ("Polar"); a gain recognized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment; the loss recognized on the pending sale of a majority ownership interest in our consolidated Philippine bottling operations to Coca-Cola FEMSA; and the expense recorded for the premium the Company paid over the publicly traded market price to acquire an ownership interest in Mikuni. Refer to Note 17.

[3]	Relates to a net tax benefit of $283 million associated with the reversal of valuation allowances in certain of the Company's foreign jurisdictions.

[4]
Includes a tax benefit of $95 million on pretax charges of $416 million (or a 0.4 percent impact on our effective tax rate) primarily related to the Company's productivity and reinvestment program as well as other restructuring initiatives; the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives; and the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 18.

[5]	Includes a tax benefit of $6 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[6]	Includes a zero percent effective tax rate on pretax charges of $17 million due to the impairment of available-for-sale securities. Refer to Note 3 and Note 17.

[7]
Includes a tax expense of $299 million on pretax net gains of $641 million (or a 0.7 percent impact on our effective tax rate) related to the net gain recognized as a result of the merger of Embotelladoras Arca, S.A.B. de C.V. ("Arca") and Grupo Continental S.A.B. ("Contal"); the gain recognized on the sale of our investment in Embonor; and gains the Company recognized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment. These gains were partially offset by charges associated with certain of the Company's equity method investments in Japan. Refer to Note 17.

[8]
Includes a tax benefit of $7 million on pretax net charges of $53 million (or a 0.1 percent impact on our effective tax rate) related to our proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees. Refer to Note 17.

[9]
Includes a tax benefit of $2 million on pretax charges of $5 million related to the finalization of working capital adjustments on the sale of our Norwegian and Swedish bottling operations. Refer to Note 2 and Note 17.

[10]
Includes a tax benefit of $224 million on pretax charges of $732 million (or a 0.3 percent impact on our effective tax rate) primarily related to the Company's productivity, integration and restructuring initiatives; transaction costs incurred in connection with the merger of Arca and Contal; costs associated with the earthquake and tsunami that devastated northern and eastern Japan; and costs associated with the flooding in Thailand. Refer to Note 17.

[11]
Includes a tax benefit of $8 million on pretax charges of $19 million related to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's former North America business.

[12]
Includes a tax benefit of $3 million on pretax net charges of $9 million related to the repurchase and/or exchange of certain long-term debt assumed in connection with our acquisition of CCE's former North America business as well as the early extinguishment of certain other long-term debt. Refer to Note 10.

[13]	Includes a tax benefit of $14 million on pretax charges of $41 million related to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 17.

[14]	Includes a tax benefit of $2 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in certain domestic jurisdictions.

[15]
Includes a tax expense of $265 million (or a 1.9 percent impact on our effective tax rate) primarily related to deferred tax expense on certain current year undistributed foreign earnings that are not considered indefinitely reinvested and amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[16]
Includes a tax benefit of $9 million on pretax net charges of $66 million (or a 0.1 percent impact on our effective tax rate) related to charges recorded by our equity method investees. Refer to Note 17.

[17]
Includes a tax benefit of $34 million on a pretax gain of $4,978 million (or a reduction of 12.5 percent on our effective tax rate) related to the remeasurement of our equity investment in CCE to fair value upon our acquisition of CCE's former North America business. The tax benefit reflects the impact of reversing deferred tax liabilities associated with our equity investment in CCE prior to the acquisition. Refer to Note 2.

[18]	Includes a tax benefit of $99 million on pretax charges of $265 million related to the write-off of preexisting relationships with CCE. Refer to Note 2.

[19]
Includes a tax expense of $261 million on a pretax gain of $597 million (or a 0.4 percent impact on our effective tax rate) related to the sale of our Norwegian and Swedish bottling operations. Refer to Note 2.

[20]
Includes a tax benefit of $223 million on pretax charges of $819 million (or a 0.4 percent impact on our effective tax rate) primarily related to the Company's productivity, integration and restructuring initiatives, transaction costs and charitable contributions. Refer to Note 17.

[21]
Includes a tax benefit of $114 million on pretax charges of $493 million (or a 0.5 percent impact on our effective tax rate) related to the repurchase of certain long-term debt and costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer; the loss related to the remeasurement of our Venezuelan subsidiary's net assets; other-than-temporary impairment charges; and a donation of preferred shares in one of our equity method investees. Refer to Note 17.

[22]
Includes a tax expense of $31 million (or a 0.2 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, and other tax matters in certain domestic jurisdictions.

Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2015 to 2020. We expect each of these grants to be renewed indefinitely. Tax incentive grants favorably impacted our income tax expense by $168 million, $193 million and $145 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
In 2010, the Company recorded a $4,978 million pretax remeasurement gain associated with the acquisition of CCE's former North America business. This remeasurement gain was not recognized for tax purposes and therefore no tax expense was recorded on this gain. Also, as a result of this acquisition, the Company was required to reverse $34 million of deferred tax liabilities which were associated with our equity investment in CCE prior to the acquisition. In addition, the Company recognized a $265 million charge related to the settlement of preexisting relationships with CCE, and we recorded a tax benefit of 37 percent related to this charge.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. U.S. tax authorities have completed their federal income tax examinations for all years prior to 2005. With respect to state and local jurisdictions and countries outside the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2002. For U.S. federal and state tax purposes, the net operating losses and tax credit carryovers acquired in connection with our acquisition of CCE's former North America business that were generated between the years of 1990 through 2010 are subject to adjustments until the year in which they are actually utilized is no longer subject to examination.
Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.
As of December 31, 2012, the gross amount of unrecognized tax benefits was $302 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $187 million, exclusive of any benefits related to interest and penalties. The remaining $115 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts is as follows (in millions):

Year Ended December 31,	2012	2011	2010
Beginning balance of unrecognized tax benefits	$320	$387	$354
Increases related to prior period tax positions	69	9	26
Decreases related to prior period tax positions	(15)	(19)	(10)
Increases related to current period tax positions	23	6	33
Decreases related to current period tax positions	—	(1)	—
Decreases related to settlements with taxing authorities	(45)	(5)	—
Reductions as a result of a lapse of the applicable statute of limitations	(36)	(46)	(1)
Increase related to acquisition of CCE's former North America business	—	—	6
Increases (decreases) from effects of foreign currency exchange rates	(14)	(11)	(21)
Ending balance of unrecognized tax benefits	$302	$320	$387
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $113 million, $110 million and $112 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2012, 2011 and 2010, respectively. Of these amounts, $33 million of expense, $2 million of benefit and $17 million of expense were recognized through income tax expense in 2012, 2011 and 2010, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
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

As of December 31, 2012, undistributed earnings of the Company's foreign subsidiaries amounted to $26.9 billion. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.
The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in millions):

December 31,	2012	2011
Deferred tax assets:
Property, plant and equipment	$89	$224
Trademarks and other intangible assets	77	68
Equity method investments (including foreign currency translation adjustment)	209	278
Derivative financial instruments	116	43
Other liabilities	1,178	1,257
Benefit plans	1,808	2,022
Net operating/capital loss carryforwards	782	818
Other	320	418
Gross deferred tax assets	$4,579	$5,128
Valuation allowances	(487)	(859)
Total deferred tax assets[1,2]	$4,092	$4,269
Deferred tax liabilities:
Property, plant and equipment	$(2,204)	$(2,039)
Trademarks and other intangible assets	(4,133)	(4,201)
Equity method investments (including foreign currency translation adjustment)	(712)	(816)
Derivative financial instruments	(140)	(129)
Other liabilities	(144)	(129)
Benefit plans	(495)	(445)
Other	(929)	(753)
Total deferred tax liabilities[3]	$(8,757)	$(8,512)
Net deferred tax liabilities	$(4,665)	$(4,243)

[1]	Noncurrent deferred tax assets of $403 million and $243 million were included in the line item other assets in our consolidated balance sheets as of December 31, 2012 and 2011, respectively.

[2]
Current deferred tax assets of $244 million and $227 million were included in the line item prepaid expenses and other assets in our consolidated balance sheets as of December 31, 2012 and 2011, respectively.

[3]
Current deferred tax liabilities of $331 million and $19 million were included in the line item accounts payable and accrued expenses in our consolidated balance sheets as of December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, we had $70 million of net deferred tax assets and $491 million of net deferred tax liabilities located in countries outside the United States.
As of December 31, 2012, we had $6,494 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $279 million must be utilized within the next five years, and the remainder can be utilized over a period greater than five years.

An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2012	2011	2010
Balance at beginning of year	$859	$950	$681
Increase due to our acquisition of CCE's former North America business	—	—	291
Additions	126	138	115
Decrease due to transfer to assets held for sale	(146)	—	—
Deductions	(352)	(229)	(137)
Balance at end of year	$487	$859	$950
The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards from operations in various jurisdictions. These valuation allowances were primarily related to deferred tax assets generated from net operating losses. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets.
In 2012, the Company recognized a net decrease of $372 million in its valuation allowances. This decrease was primarily related to the reversal of valuation allowances in several foreign jurisdictions. As a result of considering recent significant positive evidence, including, among other items, a consistent pattern of earnings in the past three years, as well as business plans showing continued profitability, it was determined that a valuation allowance was no longer required for certain deferred tax assets primarily recorded on net operating losses in foreign jurisdictions. This decrease was also partially due to a transfer of a valuation allowance into assets held for sale as required by accounting principles generally accepted in the United States upon execution of the share purchase agreement for the sale of a majority interest in our consolidated Philippine bottling operations. Refer to Note 1 for additional information on the Company's accounting policy related to assets and liabilities held for sale. Refer to Note 2 for additional information on the Company's Philippine bottling operations. In addition, the Company recognized an increase in its valuation allowances primarily due to the addition of a deferred tax asset and related valuation allowance on certain investments accounted for under the equity method of accounting and increases in net operating losses during the normal course of business operations.
In 2011, the Company recognized a net decrease of $91 million in its valuation allowances. This decrease was primarily related to the utilization of net operating losses during the normal course of business operations; the reversal of a deferred tax asset and related valuation allowance on certain expiring attributes; and the reversal of a deferred tax asset and related valuation allowance on certain equity investments. In addition, the Company recognized an increase in the valuation allowances primarily due to the carryforward of expenses disallowed in the current year and increases in net operating losses during the normal course of business operations.
In 2010, the Company recognized a net increase of $269 million in its valuation allowances. This increase was primarily related to valuation allowances on various tax loss carryforwards acquired in conjunction with our acquisition of CCE's former North America business. The Company also recognized an increase in the valuation allowances due to the carryforward of expenses disallowed in the current year and changes to deferred tax assets and a related valuation allowance on certain equity method investments. In addition, the Company recognized a reduction in the valuation allowances primarily due to the reversal of a deferred tax asset and related valuation allowance on certain expiring attributes; the reversal of a deferred tax asset and related valuation allowance related to the deconsolidation of certain entities; and the impact of foreign currency fluctuations.

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

December 31,	2012	2011
		As Adjusted
Foreign currency translation adjustment	$(1,665)	$(1,445)
Accumulated derivative net gains (losses)	46	(53)
Unrealized net gains (losses) on available-for-sale securities	338	160
Adjustments to pension and other benefit liabilities	(2,104)	(1,436)
Accumulated other comprehensive income (loss)	$(3,385)	$(2,774)
OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI, for the years ended December 31, 2012, 2011 and 2010, is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2012
Net foreign currency translation adjustment	$(219)	$(1)	$(220)
Derivatives:
Unrealized gains (losses) arising during the year	77	(29)	48
Reclassification adjustments recognized in net income	82	(31)	51
Net gain (loss) on derivatives[1]	159	(60)	99
Available-for-sale securities:
Unrealized gains (losses) arising during the year	248	(64)	184
Reclassification adjustments recognized in net income	(6)	—	(6)
Net change in unrealized gain (loss) on available-for-sale securities[2]	242	(64)	178
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	(1,132)	405	(727)
Reclassification adjustments recognized in net income	92	(33)	59
Net change in pension and other benefit liabilities[3]	(1,040)	372	(668)
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(858)	$247	$(611)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2011 — As Adjusted
Net foreign currency translation adjustment	$(639)	$(1)	$(640)
Derivatives:
Unrealized gains (losses) arising during the year	(3)	(1)	(4)
Reclassification adjustments recognized in net income	243	(94)	149
Net gain (loss) on derivatives[1]	240	(95)	145
Available-for-sale securities:
Unrealized gains (losses) arising during the year	(4)	(8)	(12)
Reclassification adjustments recognized in net income	10	(5)	5
Net change in unrealized gain (loss) on available-for-sale securities[2]	6	(13)	(7)
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	(1,206)	423	(783)
Reclassification adjustments recognized in net income	31	(11)	20
Net change in pension and other benefit liabilities[3]	(1,175)	412	(763)
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(1,568)	$303	$(1,265)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2010 — As Adjusted
Net foreign currency translation adjustment	$(966)	$31	$(935)
Derivatives:
Unrealized gains (losses) arising during the year	(239)	108	(131)
Reclassification adjustments recognized in net income	17	(6)	11
Net gain (loss) on derivatives[1]	(222)	102	(120)
Available-for-sale securities:
Unrealized gains (losses) arising during the year	115	(25)	90
Reclassification adjustments recognized in net income	18	(6)	12
Net change in unrealized gain (loss) on available-for-sale securities[2]	133	(31)	102
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	397	(139)	258
Reclassification adjustments recognized in net income	35	(11)	24
Net change in pension and other benefit liabilities[3]	432	(150)	282
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(623)	$(48)	$(671)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

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

Recurring Fair Value Measurements
In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are investments in equity and debt securities classified as trading or available-for-sale and derivative financial instruments. Additionally, the Company adjusts the carrying value of long-term debt as a result of the Company's fair value hedging strategy.
Investments in Trading and Available-for-Sale Securities
The fair values of our investments in trading and available-for-sale securities using quoted market prices from daily exchange traded markets are based on the closing price as of the balance sheet date and are classified as Level 1. The fair values of our investments in trading and available-for-sale securities classified as Level 2 are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. Inputs into these valuation techniques include actual trade data, benchmark yields, broker/dealer quotes and other similar data. These inputs are obtained from quoted market prices, independent pricing vendors or other sources.
Derivative Financial Instruments
The fair values of our futures contracts are primarily determined using quoted contract prices on futures exchange markets. The fair values of these instruments are based on the closing contract price as of the balance sheet date and are classified as Level 1.
The fair values of our derivative instruments other than futures are determined using standard valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments other than futures include the applicable exchange rates, forward rates, interest rates and discount rates. The standard valuation model for options also uses implied volatility as an additional input. The discount rates are based on the historical U.S. Deposit or U.S. Treasury rates, and the implied volatility specific to options is based on quoted rates from financial institutions.
Included in the fair value of derivative instruments is an adjustment for nonperformance risk. The adjustment is based on current credit default swap ("CDS") rates applied to each contract, by counterparty. We use our counterparty's CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for nonperformance risk did not have a significant impact on the estimated fair value of our derivative instruments.

The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2012
	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets:
Trading securities	$146	$116	$4		$—	$266
Available-for-sale securities	1,390	3,068	135	[2]	—	4,593
Derivatives[3]	47	583	—		(116)	514
Total assets	$1,583	$3,767	$139		$(116)	$5,373
Liabilities:
Derivatives[3]	$35	$98	$—		$(121)	$12
Total liabilities	$35	$98	$—		$(121)	$12

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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the years ended December 31, 2012 and 2011.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2012 and 2011.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis for the years ended December 31, 2012 and 2011, are summarized below (in millions):

	Gains (Losses)
December 31,	2012		2011
Exchange of investment in equity securities	$185	[1]	$418	[5]
Assets held for sale	(108)	[2]	—
Valuation of shares in equity method investee	10	[3]	122	[6]
Cost method investments	(16)	[4]	—
Equity method investments	—		(41)	[7]
Available-for-sale securities	—		(17)	[8]
Inventories	—		(11)	[9]
Cold-drink equipment	—		(1)	[9]
Total	$71		$470

[1]
As a result of the merger of Andina and Polar, the Company recognized a gain of $185 million on the exchange of shares we previously owned in Polar for shares in Andina. This gain primarily represents the difference between the carrying value of the Polar shares we relinquished and the fair value of the Andina shares we received as a result of the transaction. The gain was calculated based on Level 1 inputs. Refer to Note 17.

[2]
The Company and Coca-Cola FEMSA executed a share purchase agreement for the sale of a majority ownership interest in our consolidated Philippine bottling operations. As a result of this agreement, the Company was required to classify our Philippine bottling operations as held for sale in our consolidated balance sheet as of December 31, 2012. We also recognized a loss of $108 million during the year ended December 31, 2012, based on the agreed upon sale price and related transaction costs. The loss was calculated based on Level 3 inputs. Refer to Note 17.

[3]
The Company recognized a gain of $92 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if we sold a proportionate share of our investment in Coca-Cola FEMSA. This gain was partially offset by a loss of $82 million the Company recognized due to the Company acquiring an ownership interest in Mikuni for which we paid a premium over the publicly traded market price. This premium was expensed on the acquisition date. Subsequent to this transaction, the Company accounts for our investment in Mikuni under the equity method of accounting. The gain and loss described above were determined using Level 1 inputs. Refer to Note 17.

[4]
The Company recognized impairment charges of $16 million due to other-than-temporary declines in the fair values of certain cost method investments. These charges were determined using Level 3 inputs. Refer to Note 17.

[5]
As a result of the merger of Arca and Contal, the Company recognized a gain of $418 million on the exchange of the shares we previously owned in Contal for shares in the newly formed entity Arca Contal. The gain represents the difference between the carrying value of the Contal shares we relinquished and the fair value of the Arca Contal shares we received as a result of the transaction. The gain and initial carrying value of our investment were calculated based on Level 1 inputs. Refer to Note 17.

[6]
The Company recognized a net gain of $122 million, primarily as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if we sold a proportionate share of our investment in Coca-Cola FEMSA. The gains the Company recognized as a result of the previous transactions were partially offset by charges associated with certain of the Company's equity method investments in Japan. The gains and charges were determined using Level 1 inputs. Refer to Note 17.

[7]
The Company recognized impairment charges of $41 million related to an investment in an entity accounted for under the equity method of accounting. Subsequent to the recognition of these impairment charges, the Company's remaining financial exposure related to this entity is not significant. This charge was determined using Level 3 inputs. Refer to Note 17.

[8]
The Company recognized impairment charges of $17 million due to the other-than-temporary decline in the fair values of certain available-for-sale securities. These charges were determined using Level 1 inputs. Refer to Note 17.

[9]
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

Fair Value Measurements for Pension and Other Postretirement Benefit Plans
The fair value hierarchy discussed above is not only applicable to assets and liabilities that are included in our consolidated balance sheets, but is also applied to certain other assets that indirectly impact our consolidated financial statements. For example, our Company sponsors and/or contributes to a number of pension and other postretirement benefit plans. Assets contributed by the Company become the property of the individual plans. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. Refer to Note 13. The Company uses the fair value hierarchy to measure the fair value of assets held by our various pension and other postretirement benefit plans.
Pension Plan Assets
The following table summarizes the levels within the fair value hierarchy used to determine the fair value of our pension plan assets for our U.S. and non-U.S. pension plans as of December 31, 2012 and 2011 (in millions):

	December 31, 2012					December 31, 2011
	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3		Total
Cash and cash equivalents	$187	$199	$—		$386	$152	$75	$—		$227
Equity securities:
U.S.-based companies	1,847	20	14		1,881	1,366	15	14		1,395
International-based companies	910	54	—		964	865	82	6		953
Fixed-income securities:
Government bonds	—	562	—		562	—	773	—		773
Corporate bonds and debt securities	—	982	—		982	—	718	—		718
Mutual, pooled and commingled funds	504	1,006	—		1,510	167	557	5		729
Hedge funds/limited partnerships	—	125	400		525	—	140	349		489
Real estate	—	—	257		257	—	—	270		270
Other	—	7	510	[1]	517	—	99	518	[1]	617
Total	$3,448	$2,955	$1,181		$7,584	$2,550	$2,459	$1,162		$6,171

[1]	Includes $510 million and $514 million of purchased annuity contracts as of December 31, 2012 and 2011, respectively.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans for the years ended December 31, 2012 and 2011 (in millions):

	Hedge Funds/Limited Partnerships	Real Estate	Equity Securities	Mutual, Pooled and Commingled Funds	Other		Total
2011
Balance at beginning of year	$317	$242	$15	$20	$303		$897
Actual return on plan assets:
Related to assets still held at the reporting date	9	35	4	(5)	61		104
Related to assets sold during the year	(3)	(5)	—	6	—		(2)
Purchases, sales and settlements — net	26	(2)	(1)	(16)	146		153
Transfers in or out of Level 3 — net	1	—	2	—	2		5
Foreign currency translation	(1)	—	—	—	6		5
Balance at end of year	$349	$270	$20	$5	$518	[1]	$1,162
2012
Balance at beginning of year	$349	$270	$20	$5	$518		$1,162
Actual return on plan assets:
Related to assets still held at the reporting date	(8)	13	—	—	1		6
Related to assets sold during the year	24	3	—	—	—		27
Purchases, sales and settlements — net	35	(27)	—	(5)	(2)		1
Transfers in or out of Level 3 — net	—	(2)	(6)	—	(4)		(12)
Foreign currency translation	—	—	—	—	(3)		(3)
Balance at end of year	$400	$257	$14	$—	$510	[1]	$1,181

[1]	Includes $510 million and $514 million of purchased annuity contracts as of December 31, 2012 and 2011, respectively.
Other Postretirement Benefit Plan Assets
The following table summarizes the levels within the fair value hierarchy used to determine the fair value of our other postretirement benefit plan assets as of December 31, 2012 and 2011 (in millions):

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3 [1]	Total	Level 1	Level 2	Level 3 [1]	Total
Cash and cash equivalents	$1	$12	$—	$13	$—	$86	$—	$86
Equity securities:
U.S.-based companies	81	—	—	81	70	—	—	70
International-based companies	4	—	—	4	13	—	—	13
Fixed-income securities:
Government bonds	75	3	—	78	—	2	—	2
Corporate bonds and debt securities	—	5	—	5	—	6	—	6
Mutual, pooled and commingled funds	11	5	—	16	—	3	—	3
Hedge funds/limited partnerships	—	1	2	3	—	—	2	2
Real estate	—	—	2	2	—	—	2	2
Other	—	—	—	—	—	1	—	1
Total	$172	$26	$4	$202	$83	$98	$4	$185

[1]	Level 3 assets are not a significant portion of other postretirement benefit plan assets.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of December 31, 2012, the carrying amount and fair value of our long-term debt, including the current portion, were $16,313 million and $17,157 million, respectively. As of December 31, 2011, the carrying amount and fair value of our long-term debt, including the current portion, were $15,697 million and $16,360 million, respectively.
NOTE 17: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Items
In December 2011, the Company detected that orange juice being imported from Brazil contained residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products. As a result, we began purchasing additional supplies of Florida orange juice at a higher cost than Brazilian orange juice and incurred charges of $13 million during the year ended December 31, 2012. These charges were recorded in the line item cost of goods sold in our consolidated statement of income.
On March 11, 2011, a major earthquake struck off the coast of Japan, resulting in a tsunami that devastated the northern and eastern regions of the country. As a result of these events, the Company made a donation to a charitable organization to establish the Coca-Cola Japan Reconstruction Fund, which has helped rebuild schools and community facilities across the impacted areas of the country. The Company recorded total charges of $84 million related to these events during the year ended December 31, 2011, including $23 million in deductions from revenue, $11 million in cost of goods sold and $50 million in other operating charges. The charges of $23 million recorded in deductions from revenue were primarily related to funds we provided our local bottling partners to enable them to continue producing and distributing our beverage products in the affected regions. This support not only helped restore our business operations in the impacted areas, but it also assisted our bottling partners in meeting the evolving customer and consumer needs as the recovery and rebuilding efforts advanced. The charges of $11 million recorded in cost of goods sold were primarily related to Company-owned inventory that was destroyed or lost. The charges of $50 million recorded in other operating charges were primarily related to the donation discussed above and included an impairment charge of $1 million related to certain Company-owned fixed assets. These fixed assets primarily consisted of Company-owned vending equipment and coolers that were damaged or lost as a result of these events. Refer to Note 16 for the fair value disclosures related to the inventory and fixed asset charges described above. Refer to Note 19 for the impact these charges had on our operating segments.
Other Operating Charges
In 2012, the Company incurred other operating charges of $447 million, which primarily consisted of $270 million associated with the Company's productivity and reinvestment program; $163 million related to the Company's other restructuring and integration initiatives; $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé S.A. ("Nestlé") terminating at the end of 2012; and $8 million due to costs associated with the Company detecting carbendazim in orange juice imported from Brazil for distribution in the United States as described above. These charges were partially offset by reversals of $10 million associated with the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives as well as reversals of $6 million associated with the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 18 for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 19 for the impact these charges had on our operating segments.
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
In 2010, the Company incurred other operating charges of $819 million, which consisted of $478 million related to the Company's productivity, integration and restructuring initiatives; $250 million related to charitable contributions; $81 million due to transaction costs incurred in connection with our acquisition of CCE's former North America business and the sale of our Norwegian and Swedish bottling operations to New CCE; and $10 million of charges related to bottling activities in Eurasia. Refer to Note 18 for additional information on our productivity, integration and restructuring initiatives. The charitable contributions were primarily attributable to a cash donation to The Coca-Cola Foundation. Refer to Note 2 for additional information related to the transaction costs. Refer to Note 19 for the impact these charges had on our operating segments.

Other Nonoperating Items
Equity Income (Loss) — Net
The Company recorded a net gain of $8 million and net charges of $53 million and $66 million in equity income (loss) — net during the years ended December 31, 2012, 2011 and 2010, respectively. These amounts primarily represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees.
In 2012, the Company also recorded a charge of $11 million related to changes in the structure of Beverage Partners Worldwide ("BPW"), our 50/50 joint venture with Nestlé in the ready-to-drink tea category. These changes resulted in the joint venture focusing its geographic scope primarily on Europe and Canada. The Company accounts for our investment in BPW under the equity method of accounting.
Refer to Note 19 for the impact these items had on our operating segments.
Other Income (Loss) — Net
In 2012, the Company recognized a gain of $185 million as a result of the merger of Andina and Polar, with Andina being the acquiring company. Prior to this transaction, the Company held an investment in Andina that we accounted for as an available-for-sale security as well as an investment in Polar that we accounted for under the equity method of accounting. The merger of the two companies was a noncash transaction that resulted in Polar shareholders exchanging their existing Polar shares for newly issued shares of Andina at a specified exchange rate. As a result, the Company now holds an investment in Andina that we account for as an equity method investment. This gain impacted the Corporate operating segment. Refer to Note 19. Refer to Note 16 for additional information on the measurement of the gain.
On December 13, 2012, the Company and Coca-Cola FEMSA executed a share purchase agreement for the sale of a majority ownership interest in our consolidated Philippine bottling operations. As a result of this agreement, the Company was required to classify our Philippine bottling operations as held for sale in our consolidated balance sheet as of December 31, 2012. We also recognized a loss of $108 million during the year ended December 31, 2012, based on the agreed-upon sale price and related transaction costs. This loss impacted the Corporate operating segment. Refer to Note 19.
The Company also recognized a gain of $92 million as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's investment. Accordingly, the Company is required to treat this type of transaction as if we sold a proportionate share of our investment in Coca-Cola FEMSA. This gain impacted the Corporate operating segment. Refer to Note 19. Refer to Note 16 for additional information on the measurement of the gain.
During the year ended December 31, 2012, the Company recorded a charge of $82 million due to the acquisition of an ownership interest in Mikuni for which we paid a premium over the publicly traded market price. Although the Company paid this premium to obtain specific rights that have an economic and strategic value to the Company, they do not qualify as an asset and were recorded as expense on the acquisition date. This charge impacted the Corporate operating segment. Refer to Note 19. The Company accounts for our investment in Mikuni under the equity method of accounting.
The Company also recognized charges of $16 million during the year ended December 31, 2012, due to other-than-temporary declines in the fair values of certain cost method investments. These charges impacted the Corporate operating segment. Refer to Note 19.
In 2011, the Company recognized a net gain of $417 million, primarily as a result of the merger of Arca and Contal, two bottling partners headquartered in Mexico, into a combined entity known as Arca Contal. Prior to this transaction the Company held an investment in Contal that we accounted for under the equity method of accounting. The merger of the two companies was a noncash transaction that resulted in Contal shareholders exchanging their existing Contal shares for new shares in Arca Contal at a specified exchange rate. Refer to Note 16 for additional information on the measurement of the gain. As a result, the Company now holds an investment in Arca Contal that we account for as an available-for-sale security. This net gain impacted the Corporate operating segment. Refer to Note 19.
The Company also recognized a net gain of $122 million during 2011, primarily as a result of Coca-Cola FEMSA issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if we sold a proportionate share of our investment in Coca-Cola FEMSA. The gains the Company recognized as a result of the previous transactions were partially offset by charges associated with certain of the Company's equity method investments in Japan. In addition, the Company recognized a gain of $102 million during 2011 related to the sale of our investment in Embonor. Refer to Note 2 for additional information. Refer to Note 19 for the impact these items had on our operating segments.
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
In 2010, the Company recognized gains of $4,978 million related to the remeasurement of our equity investment in CCE to fair value; $597 million due to the sale of all our ownership interests in our Norwegian and Swedish bottling operations to New CCE; and $23 million as a result of the sale of 50 percent of our investment in Leão Junior, which was a wholly owned subsidiary of the Company prior to this transaction. Refer to Note 2 for additional information related to our acquisition of CCE's former North America business and the sale of all our ownership interests in our Norwegian and Swedish bottling operations to New CCE. The gain on the Leão Junior transaction consisted of two parts: (1) the difference between the consideration received and 50 percent of the carrying value of our investment and (2) the fair value adjustment for our remaining 50 percent ownership. We have accounted for our remaining investment in Leão Junior under the equity method of accounting since the close of this transaction. The gains related to these transactions impacted our Corporate operating segment. Refer to Note 19.
During 2010, in addition to the transaction gains, the Company recorded charges of $265 million related to preexisting relationships with CCE and $103 million due to the remeasurement of our Venezuelan subsidiary's net assets. The charges related to preexisting relationships with CCE were primarily due to the write-off of our investment in infrastructure programs with CCE. Refer to Note 6 for additional information related to our preexisting relationships with CCE. The remeasurement loss related to our Venezuelan subsidiary's net assets was due to the Venezuelan government announcing a currency devaluation and Venezuela becoming a hyperinflationary economy subsequent to December 31, 2009. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency, and the remeasurement gains and losses were recorded in other income (loss) — net. This charge impacted the Corporate operating segment. Refer to Note 19.
Also during 2010, the Company recorded charges of $48 million related to other-than-temporary impairments of available-for-sale securities and an equity method investment and a donation of preferred shares in one of our equity method investees. Refer to Note 19 for the impact these charges had on our operating segments.
NOTE 18: PRODUCTIVITY, INTEGRATION AND RESTRUCTURING INITIATIVES
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
The Company incurred total pretax expenses of $270 million related to this program during the year ended December 31, 2012. These expenses were recorded in the line item other operating charges in our consolidated statement of income. Refer to Note 19 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts since the commencement of the plan (in millions):

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
2012
Costs incurred	$21	$61	$188	$270
Payments	(8)	(55)	(167)	(230)
Noncash and exchange	(1)	—	(13)	(14)
Accrued balance as of December 31	$12	$6	$8	$26

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
In 2011, we completed this program. The Company has incurred total pretax expenses of $498 million related to these productivity initiatives since they commenced in the first quarter of 2008. These expenses were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 19 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives and accelerated depreciation on certain fixed assets.
The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts (in millions):

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
2010
Accrued balance as of January 1	$18	$9	$4	$31
Costs incurred	71	58	61	190
Payments	(30)	(61)	(54)	(145)
Noncash and exchange	—	—	(2)	(2)
Accrued balance as of December 31	$59	$6	$9	$74
2011
Costs incurred	$59	$17	$80	$156
Payments	(50)	(21)	(71)	(142)
Noncash and exchange	(20)	1	(9)	(28)
Accrued balance as of December 31	$48	$3	$9	$60
2012
Costs incurred	$(8)	$—	$(2)	$(10)
Payments	(29)	(2)	(3)	(34)
Noncash and exchange	(2)	—	(3)	(5)
Accrued balance as of December 31	$9	$1	$1	$11
Integration Initiatives
Integration of CCE's former North America Business
In 2010, we acquired CCE's former North America business and began an integration initiative to develop, design and implement our future operating framework. Upon completion of the CCE transaction, we combined the management of the acquired North America business with the management of our existing foodservice business; Minute Maid and Odwalla juice businesses; North America supply chain operations; and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments, or CCR. In addition, we reshaped our remaining CCNA operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths.
In 2011, we completed this program. The Company has incurred total pretax expenses of $487 million related to this initiative since the plan commenced in the fourth quarter of 2010. These expenses were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 19 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, design and implementation of our future operating framework; contract termination fees; and relocation costs.

The following table summarizes the balance of accrued expenses related to these integration initiatives and the changes in the accrued amounts since the commencement of the plan (in millions):

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
2010
Costs incurred	$45	$42	$48	$135
Payments	(1)	(33)	(34)	(68)
Noncash and exchange	4	—	(2)	2
Accrued balance as of December 31	$48	$9	$12	$69
2011
Costs incurred	$40	$91	$227	$358
Payments	(40)	(89)	(210)	(339)
Noncash and exchange	—	—	3	3
Accrued balance as of December 31	$48	$11	$32	$91
2012
Costs incurred	$(6)	$—	$—	$(6)
Payments	(41)	(13)	(26)	(80)
Noncash and exchange	—	2	(4)	(2)
Accrued balance as of December 31	$1	$—	$2	$3
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred $148 million, $67 million and $94 million of expenses related to this initiative in 2012, 2011 and 2010, respectively, and has incurred total pretax expenses of $440 million related to this initiative since it commenced. These expenses were recorded in the line item other operating charges in our consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $96 million and $30 million accrued related to these integration costs as of December 31, 2012 and 2011, respectively.
The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of December 31, 2012, the Company had not finalized any additional plans.
Restructuring Initiatives
The Company incurred charges of $15 million, $52 million and $59 million related to other restructuring initiatives during 2012, 2011 and 2010, respectively. These other restructuring initiatives were outside the scope of the productivity, integration and streamlining initiatives discussed above and were related to individually insignificant activities throughout many of our business units. These charges were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 19 for the impact these charges had on our operating segments.

NOTE 19: OPERATING SEGMENTS
As of December 31, 2012, our organizational structure consisted of the following operating segments: Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate.
Segment Products and Services
The business of our Company is nonalcoholic beverages. Our geographic operating segments (Eurasia and Africa; Europe; Latin America; North America; and Pacific) derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. Our Bottling Investments operating segment is comprised of our Company-owned or consolidated bottling operations, regardless of the geographic location of the bottler, except for bottling operations managed by CCR, which are included in our North America operating segment, and equity income from the majority of our equity method investments. Company-owned or consolidated bottling operations derive the majority of their revenues from the sale of finished beverages. Subsequent to our acquisition of CCE's former North America business on October 2, 2010, our North America operating segment began to derive the majority of its net operating revenues from the sale of finished beverages. Refer to Note 2. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations.
The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2012	2011	2010
Concentrate operations[1]	38%	39%	51%
Finished product operations[2,3]	62	61	49
Net operating revenues	100%	100%	100%

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

[3]
Includes net operating revenues related to our acquisition of CCE's former North America business for the full year in 2012 and 2011. In 2010, the percentage includes net operating revenues from the date of the CCE acquisition on October 2, 2010.

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
Geographic Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2012	2011	2010
United States	$19,732	$18,699	$10,629
International	28,285	27,843	24,490
Net operating revenues	$48,017	$46,542	$35,119
The following table provides information related to our property, plant and equipment — net (in millions):

Year Ended December 31,	2012	2011	2010
United States	$8,509	$8,043	$8,251
International	5,967	6,896	6,476
Property, plant and equipment — net	$14,476	$14,939	$14,727

Information about our Company's operations by operating segment for the years ended December 31, 2012, 2011 and 2010, is as follows (in millions):

	Eurasia & Africa	Europe		Latin America	North America	Pacific	Bottling Investments		Corporate	Eliminations	Consolidated
2012
Net operating revenues:
Third party	$2,818	$4,481		$4,560	$21,665	$5,559	$8,807		$127	$—	$48,017
Intersegment	152	642		271	15	476	88		—	(1,644)	—
Total net revenues	2,970	5,123		4,831	21,680	6,035	8,895		127	(1,644)	48,017
Operating income (loss)	1,169	2,960		2,879	2,597	2,425	140		(1,391)	—	10,779
Interest income	—	—		—	—	—	—		471	—	471
Interest expense	—	—		—	—	—	—		397	—	397
Depreciation and amortization	45	100		70	1,083	107	406		171	—	1,982
Equity income (loss) — net	20	45		4	13	2	732		3	—	819
Income (loss) before income taxes	1,192	3,015		2,882	2,624	2,432	904		(1,240)	—	11,809
Identifiable operating assets[1]	1,415	2,976	[2]	2,759	34,114	2,047	9,648	[2]	22,767	—	75,726
Investments[3]	1,155	271		539	39	127	8,253		64	—	10,448
Capital expenditures	88	30		88	1,447	70	867		190	—	2,780
2011 — As Adjusted
Net operating revenues:
Third party	$2,689	$4,777		$4,403	$20,559	$5,454	$8,501		$159	$—	$46,542
Intersegment	152	697		287	12	384	90		—	(1,622)	—
Total net revenues	2,841	5,474		4,690	20,571	5,838	8,591		159	(1,622)	46,542
Operating income (loss)	1,091	3,090		2,815	2,319	2,151	224		(1,517)	—	10,173
Interest income	—	—		—	—	—	—		483	—	483
Interest expense	—	—		—	—	—	—		417	—	417
Depreciation and amortization	39	109		63	1,065	106	403		169	—	1,954
Equity income (loss) — net	(3)	33		20	6	1	646		(13)	—	690
Income (loss) before income taxes	1,089	3,134		2,832	2,327	2,154	897		(975)	—	11,458
Identifiable operating assets[1]	1,245	3,204	[2]	2,446	33,422	2,085	8,905	[2]	20,293	—	71,600
Investments[3]	284	243		475	26	133	7,140		73	—	8,374
Capital expenditures	86	38		105	1,364	92	1,039		196	—	2,920
2010 — As Adjusted
Net operating revenues:
Third party	$2,426	$4,424		$3,880	$11,140	$4,941	$8,216		$92	$—	$35,119
Intersegment	130	825		241	65	330	97		—	(1,688)	—
Total net revenues	2,556	5,249		4,121	11,205	5,271	8,313		92	(1,688)	35,119
Operating income (loss)	980	2,976		2,405	1,520	2,048	227		(1,743)	—	8,413
Interest income	—	—		—	—	—	—		317	—	317
Interest expense	—	—		—	—	—	—		733	—	733
Depreciation and amortization	31	106		54	575	101	430		146	—	1,443
Equity income (loss) — net	18	33		24	(4)	1	971		(18)	—	1,025
Income (loss) before income taxes	1,000	3,020		2,426	1,523	2,049	1,205		2,984	—	14,207
Identifiable operating assets[1]	1,278	2,724	[2]	2,298	32,793	1,827	8,398	[2]	16,018	—	65,336
Investments[3]	291	243		379	57	123	6,426		66	—	7,585
Capital expenditures	59	33		94	711	101	942		275	—	2,215

[1]
Principally cash and cash equivalents, short-term investments, marketable securities, trade accounts receivable, inventories, goodwill, trademarks and other intangible assets and property, plant and equipment — net.

[2]	Property, plant and equipment — net in Germany represented approximately 10 percent of consolidated property, plant and equipment — net in 2012, 10 percent in 2011 and 10 percent in 2010.

[3]	Principally equity method investments, available-for-sale securities and nonmarketable investments in bottling companies.

In 2012, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Europe, $227 million for North America, $3 million for Pacific, $164 million for Bottling Investments and $38 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18.

•
Operating income (loss) and income (loss) before income taxes were increased by $4 million for Europe, $1 million for Pacific and $5 million for Corporate due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 18.

•
Operating income (loss) and income (loss) before income taxes were increased by $6 million for North America due to the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 18.

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

•
Equity income (loss) — net and income (loss) before income taxes were increased by $8 million for Bottling Investments due to the Company’s proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•	Income (loss) before income taxes was increased by $185 million for Corporate due to the gain the Company recognized as a result of the merger of Andina and Polar. Refer to Note 16 and Note 17.

•
Income (loss) before income taxes was reduced by $108 million for Corporate due to the loss the Company recognized on the pending sale of a majority ownership interest in our Philippine bottling operations to Coca-Cola FEMSA which closed in January 2013. As of December 31, 2012, the assets and liabilities associated with our Philippine bottling operations were classified as held for sale in our consolidated balance sheets. Refer to Note 16 and Note 17.

•
Income (loss) before income taxes was increased by $92 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying amount of the Company's per share investment. Refer to Note 16 and Note 17.

•
Income (loss) before income taxes was reduced by $82 million for Corporate due to the Company acquiring an ownership interest in Mikuni for which we paid a premium over the publicly traded market price. This premium was expensed on the acquisition date. Subsequent to this transaction, the Company accounts for our investment in Mikuni under the equity method of accounting. Refer to Note 16 and Note 17.

•	Income (loss) before income taxes was reduced by $16 million for Corporate due to other-than-temporary declines in the fair values of certain cost method investments. Refer to Note 16 and Note 17.

•
Income (loss) before income taxes was reduced by $1 million for Eurasia and Africa, $4 million for Europe, $2 million for Latin America and $4 million for Pacific due to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category. Refer to Note 17.

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

•
Income (loss) before income taxes was increased by a net $122 million for Corporate, primarily due to gains the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the year at per share amounts greater than the carrying value of the Company's per share investment. These gains were partially offset by charges associated with certain of the Company's equity method investments in Japan. Refer to Note 17.

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

•
Income (loss) before income taxes was reduced by $9 million for Corporate due to the net charge we recognized on the repurchase and/or exchange of certain long-term debt assumed in connection with our acquisition of CCE's former North America business as well as the early extinguishment of certain other long-term debt. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $5 million for Corporate due to the finalization of working capital adjustments related to the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2 and Note 17.

In 2010, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $7 million for Eurasia and Africa, $50 million for Europe, $133 million for North America, $22 million for Pacific, $122 million for Bottling Investments and $485 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives; charitable donations; transaction costs incurred in connection with our acquisition of CCE's former North America business and the sale of our Norwegian and Swedish bottling operations to New CCE; and other charges related to bottling activities in Eurasia. Refer to Note 17.

•
Operating income (loss) and income (loss) before income taxes were reduced by $74 million for North America due to the acceleration of expense associated with certain share-based replacement awards issued in connection with our acquisition of CCE's former North America business. Refer to Note 12.

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
NOTE 20: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

Year Ended December 31,	2012	2011	2010
(Increase) decrease in trade accounts receivable	$(33)	$(562)	$(41)
(Increase) decrease in inventories	(286)	(447)	182
(Increase) decrease in prepaid expenses and other assets	(29)	(350)	(148)
Increase (decrease) in accounts payable and accrued expenses	(556)	63	656
Increase (decrease) in accrued taxes	770	(132)	(266)
Increase (decrease) in other liabilities	(946)	(465)	(13)
Net change in operating assets and liabilities	$(1,080)	$(1,893)	$370

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.
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

Audit Committee's Responsibility
The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2013 Proxy Statement.

Muhtar Kent	Kathy N. Waller
Chairman of the Board of Directors, Chief Executive Officer and President February 27, 2013	Vice President and Controller February 27, 2013

Gary P. Fayard Executive Vice President and Chief Financial Officer February 27, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company
We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, The Coca-Cola Company has elected to change its method of calculating the market-related value of plan assets related to certain of its pension plans in 2012.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 27, 2013

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareowners
The Coca-Cola Company
We have audited The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Coca-Cola Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, The Coca-Cola Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 27, 2013

Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(In millions except per share data)
2012
Net operating revenues	$11,137	$13,085	$12,340	$11,455	$48,017
Gross profit	6,789	7,861	7,487	6,827	28,964
Net income attributable to shareowners of The Coca-Cola Company	2,054	2,788	2,311	1,866	9,019
Basic net income per share	$0.45	$0.62	$0.51	$0.42	$2.00
Diluted net income per share	$0.45	$0.61	$0.50	$0.41	$1.97
2011 — As Adjusted[2,3]
Net operating revenues	$10,517	$12,737	$12,248	$11,040	$46,542
Gross profit	6,569	7,748	7,373	6,637	28,327
Net income attributable to shareowners of The Coca-Cola Company	1,903	2,800	2,224	1,657	8,584
Basic net income per share	$0.42	$0.61	$0.49	$0.37	$1.88	[1]
Diluted net income per share	$0.41	$0.60	$0.48	$0.36	$1.85

[1]
The sum of the quarterly net income per share amounts do not agree to the full year net income per share amounts. We calculate net income per share based on the weighted average number of outstanding shares during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

[2]
Effective January 1, 2012, the Company elected to change our accounting methodology for determining the market-related value of assets for our U.S. qualified defined benefit pension plans. The Company's change in accounting methodology has been applied retrospectively, and we have adjusted all prior period financial information presented herein as required.

[3]
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
The Company's first quarter 2012 results were impacted by one less shipping day compared to the first quarter of 2011. Furthermore, the Company recorded the following transactions which impacted results:

•
Charges of $61 million for North America, $15 million for Bottling Investments and $3 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	Benefit of $1 million for Europe due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 17 and Note 18.

•
Charge of $20 million for North America due to changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé terminating at the end of 2012. Refer to Note 17.

•
Charge of $6 million for North America due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. As a result, the Company began purchasing additional supplies of Florida orange juice at a higher cost than Brazilian orange juice. Refer to Note 17.

•	Charge of $3 million for Corporate due to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category. Refer to Note 17.

•	Net benefit of $44 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•
Net tax benefit of $8 million associated with the reversal of a valuation allowance in one of the Company's foreign jurisdictions, partially offset by amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

In the second quarter of 2012, the Company recorded the following transactions which impacted results:

•
Charges of $48 million for North America, $16 million for Bottling Investments and $5 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	Benefit of $2 million for Europe due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 17 and Note 18.

•
Charge of $6 million for North America due to costs associated with the Company detecting residues of carbendazim in orange juice imported from Brazil for distribution in the United States. Refer to Note 17.

•
Benefit of $92 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock during the period at a per share amount greater than the carrying amount of the Company's per share investment. Refer to Note 17.

•
Charges of $3 million for Eurasia and Africa, $6 million for Europe, $2 million for Latin America, $3 million for Pacific and a benefit of $3 million for Corporate due to changes in the structure of BPW. Refer to Note 17.

•	Net charge of $1 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•
Net tax benefit of $25 million associated with the reversal of a valuation allowance in one of the Company's foreign jurisdictions as well as amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

In the third quarter of 2012, the Company recorded the following transactions which impacted results:

•
Charges of $48 million for North America, $1 million for Pacific, $14 million for Bottling Investments and $10 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•
Benefit of $1 million for Pacific and $5 million for Corporate due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 17 and Note 18.

•
Benefit of $5 million for North America due to the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 17 and Note 18.

•
Charge of $9 million for North America due to costs associated with the Company detecting residues of carbendazim in orange juice imported from Brazil for distribution in the United States. Refer to Note 17.

•
Charges of $1 million for Latin America, $1 million for North America, $2 million for Pacific and benefits of $1 million for Eurasia and Africa and $3 million for Europe due to changes in the structure of BPW. Refer to Note 17.

•	Net charge of $10 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•	Net charge of $7 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.
The Company's fourth quarter 2012 results were impacted by two additional shipping days compared to the fourth quarter of 2011. Furthermore, the Company recorded the following transactions which impacted results:

•
Charges of $1 million for Europe, $70 million for North America, $2 million for Pacific, $119 million for Bottling Investments and $20 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	Benefit of $1 million for Europe due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 17 and Note 18.

•
Benefit of $1 million for North America due to the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 17 and Note 18.

•	Benefit of $185 million for Corporate due to the gain the Company recognized as a result of the merger of Andina and Polar. Refer to Note 16 and Note 17.

•
Charge of $108 million for Corporate due to the loss the Company recognized on the pending sale of a majority ownership interest in our Philippine bottling operations to Coca-Cola FEMSA. This transaction was completed in January 2013. As of December 31, 2012, the assets and liabilities associated with our Philippine bottling operations were classified as held for sale in our consolidated balance sheets. Refer to Note 17.

•
Charge of $82 million for Corporate due to the Company acquiring an ownership interest in Mikuni for which we paid a premium over the publicly traded market price. This premium was expensed on the acquisition date. The Company accounts for our investment in Mikuni under the equity method of accounting. Refer to Note 17.

•	Net charge of $25 million for Bottling Investments due to the Company’s proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•	Charge of $16 million for Corporate due to other-than-temporary declines in the fair values of certain cost method investments. Refer to Note 16 and Note 17.

•
Benefits of $1 million for Eurasia and Africa, $1 million for Latin America, $1 million for North America, $1 million for Pacific and a charge of $1 million for Europe due to changes in the structure of BPW. Refer to Note 17.

•
Net tax benefit of $124 million associated with the reversal of a valuation allowance in one of the Company's foreign jurisdictions as well as amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

In the first quarter of 2011, the Company recorded the following transactions which impacted results:

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

•	Charge of $19 million for North America due to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's former North America business. Refer to Note 17.

•	Charge of $4 million for Corporate related to premiums paid to repurchase certain long-term debt assumed in connection with our acquisition of CCE's former North America business. Refer to Note 10.

•	Charge of $4 million for Bottling Investments, primarily attributable to the Company's proportionate share of restructuring charges recorded by an equity method investee. Refer to Note 17.

•	A net tax charge of $3 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.
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
In the fourth quarter of 2011, the Company recorded the following transactions which impacted results:

•
Charges of $3 million for Eurasia and Africa, $20 million for Europe, $1 million for Latin America, $145 million for North America, $1 million for Pacific, $31 million for Bottling Investments and $64 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives. Refer to Note 17 and Note 18.

•
A net gain of $122 million for Corporate, primarily due to gains the Company recognized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock during the period at per share amounts greater than the carrying value of the Company's per share investment. These gains were partially offset by charges associated with certain of the Company's equity method investments in Japan. Refer to Note 17.

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

•
Charge of $1 million for Corporate due to the early extinguishment of certain long-term debt. This debt existed prior to the Company's acquisition of CCE's former North America business. Refer to Note 10.

•	A net tax benefit of $22 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2012 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
Not applicable.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the principal headings "ELECTION OF DIRECTORS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," the information under the subheading "Codes of Business Conduct" under the principal heading "CORPORATE GOVERNANCE," and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading "CORPORATE GOVERNANCE," in the Company's 2013 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information under the principal headings "DIRECTOR COMPENSATION," "COMPENSATION DISCUSSION AND ANALYSIS," "REPORT OF THE COMPENSATION COMMITTEE," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "EXECUTIVE COMPENSATION" in the Company's 2013 Proxy Statement is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the principal headings "EQUITY COMPENSATION PLAN INFORMATION" and "OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY" in the Company's 2013 Proxy Statement is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading "Independence and Related Person Transactions" under the principal heading "CORPORATE GOVERNANCE" in the Company's 2013 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the subheadings "Audit Fees and All Other Fees" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" below the principal heading "RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP AS INDEPENDENT AUDITORS" in the Company's 2013 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.Financial Statements:
Consolidated Statements of Income — Years ended December 31, 2012, 2011 and 2010.
Consolidated Statements of Comprehensive Income — Years ended December 31, 2012, 2011 and 2010.
Consolidated Balance Sheets — December 31, 2012 and 2011.
Consolidated Statements of Cash Flows — Years ended December 31, 2012, 2011 and 2010.
Consolidated Statements of Shareowners' Equity — Years ended December 31, 2012, 2011 and 2010.
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

— incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 3, 2010. In accordance with Item 601(b)(2) of Regulation S-K, certain schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

2.1.2
Amendment No. 1, dated as of September 6, 2010, to the Business Separation and Merger Agreement, dated as of February 25, 2010, by and among Coca-Cola Enterprises Inc., International CCE Inc., the Company and Cobalt Subsidiary LLC — incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 7, 2010.

2.2
Tax Sharing Agreement, dated as of February 25, 2010, by and among The Coca-Cola Company, Coca-Cola Enterprises Inc. and International CCE, Inc. (included as Exhibit I to the Business Separation and Merger Agreement) — incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed on March 3, 2010.

2.3
Employee Matters Agreement, dated as of February 25, 2010, by and among The Coca-Cola Company, Coca-Cola Enterprises Inc. and International CCE, Inc. (included as Exhibit II to the Business Separation and Merger Agreement) — incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on March 3, 2010.

2.4
Letter Agreement, dated as of February 25, 2010, by and between the Company and Coca-Cola Enterprises Inc. — incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on March 3, 2010.

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

3.1
Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, dated July 27, 2012 — incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012.

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

4.4
Second Supplemental Indenture, dated as of November 1, 2007, to Amended and Restated Indenture, dated as of April 26, 1988, as amended, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 5, 2009.

4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 31, 2007.
4.6	Form of Note for 3.625% Notes due March 15, 2014 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2009.
4.8	[RESERVED]
4.9	Form of Note for 0.750% Notes due November 15, 2013 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.10	Form of Note for 1.500% Notes due November 15, 2015 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.10.1	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.11
Form of Exchange and Registration Rights Agreement among the Company, the representatives of the initial purchasers of the Notes and the other parties named therein — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 8, 2011.

4.12	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.13	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.14	Form of Note for Floating Rates Notes due March 14, 2014 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 14, 2012.*
4.15	Form of Note for 0.750% Notes due March 13, 2015 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed March 14, 2012.*
4.16	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed March 14, 2012.*
10.1.1
Supplemental Disability Plan of the Company, as amended and restated effective January 1, 2003 — incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*

10.1.2	Termination of the Company's Supplemental Disability Plan, effective December 31, 2012.*
10.2
Performance Incentive Plan of the Company, as amended and restated as of February 16, 2011 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed February 17, 2011.*

10.3.1
1999 Stock Option Plan of the Company, as amended and restated through February 16, 2011 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 17, 2011.*

10.3.2
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of the Company — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 14, 2007.*

10.3.3
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed February 21, 2008.*

10.3.4
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of the Company, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 18, 2009.*

10.4.1
2002 Stock Option Plan of the Company, amended and restated through February 18, 2009 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2009.*

10.4.2
Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as amended — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 8, 2004.*

10.4.3
Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on February 21, 2008.*

10.4.4
Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.5.1
2008 Stock Option Plan of the Company, as amended and restated, effective February 16, 2011 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.5.2
Form of Stock Option Agreement for grants under the Company's 2008 Stock Option Plan — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 16, 2008.*

10.5.3
Form of Stock Option Agreement for grants under the Company's 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed February 18, 2009.*

10.6
1983 Restricted Stock Award Plan of the Company, as amended and restated through February 16, 2011 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.7.1
1989 Restricted Stock Award Plan of the Company, as amended and restated through February 16, 2011 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 17, 2011.*

10.7.2
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 21, 2008.*

10.7.3
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed February 21, 2008.*

10.7.4
Form of Restricted Stock Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2010. *

10.7.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.7.6
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.7.7
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 17, 2011.*

10.7.8
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed February 17, 2011.*

10.7.9
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 - incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 15, 2012.*

10.7.10
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 15, 2012.*

10.7.11
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 15, 2012.*

10.7.12
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 15, 2012.*

10.7.13
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 15, 2012.*

10.7.14
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed February 15, 2012.*

10.8.1
Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four, dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*

10.8.2
Amendment Number Five to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.8.3
Amendment Number Six to the Compensation Deferral & Investment Program of the Company, dated as of January 12, 2004, effective January 1, 2004 — incorporated herein by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*

10.9	[RESERVED]
10.10.1
Supplemental Pension Plan, Amended and Restated Effective January 1, 2010 — incorporated herein by reference to Exhibit 10.10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.10.2	Amendment One to The Coca-Cola Company Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012.*
10.11
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), Amended and Restated Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.12.1
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 — incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.12.2	Amendment One to The Coca-Cola Company Supplemental Cash Balance Plan, dated December 6, 2012.*
10.13	The Coca-Cola Company Directors' Plan, amended and restated on December 13, 2012, effective January 1, 2013.*
10.14
Long-Term Performance Incentive Plan of the Company, as amended and restated effective December 13, 2006 — incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.15
Executive Incentive Plan of the Company, adopted as of February 14, 2001 — incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*

10.16
Deferred Compensation Plan of the Company, as amended and restated December 8, 2010 — incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.17
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*

10.18
Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990 — incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*

10.19	Share Purchase Plan — Denmark, effective as of 1991 — incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.20.1
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10.20.2
Amendment Number One to the Company's Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*

10.21.1
Employment Agreement, dated as of February 20, 2003, between the Company and José Octavio Reyes — incorporated herein by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.*

10.21.2
Letter, dated September 13, 2012, between Servicios Integrados de Administración y Alta Gerencia, S de R.L. de C.V. and José Octavio Reyes — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.21.3
Modification of Conditions, Termination Agreement and Release, dated September 13, 2012, between Servicios Integrados de Administración y Alta Gerencia, S de R.L. de C.V. and José Octavio Reyes — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.22
The Coca-Cola Company Severance Pay Plan, As Amended and Restated Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.23
Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 18, 2005.

10.24	Offer of Settlement of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 18, 2005.
10.25
Employment Agreement, effective as of May 1, 2005, between Refreshment Services S.A.S. and Dominique Reiniche, dated September 7, 2006 — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 12, 2006.*

10.26
Refreshment Services S.A.S. Defined Benefit Plan, dated September 25, 2006 — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.*

10.27
Share Purchase Agreement among Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation, San Miguel Beverages (L) Pte Limited and San Miguel Holdings Limited in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006 — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 29, 2006.

10.28
Cooperation Agreement between Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006 — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on December 29, 2006.

10.29.1
Offer Letter, dated July 20, 2007, from the Company to Joseph V. Tripodi, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated July 20, 2007 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.*

10.29.2
Agreement between the Company and Joseph V. Tripodi, dated December 15, 2008 — incorporated herein by reference to Exhibit 10.47.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.30	Letter, dated July 17, 2008, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 21, 2008.*
10.31
Separation Agreement between the Company and Robert Leechman, dated February 24, 2009, including form of Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.*

10.32
Separation Agreement between the Company and Cynthia McCague, dated June 22, 2009 (effective as of July 22, 2009), including form of Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality and summary of anticipated consulting agreement — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.*

10.33
Letter of Understanding between the Company and Ceree Eberly, dated October 26, 2009, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 1, 2009 — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.34.1
The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.34.2
Amendment Number One to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated Effective October 1, 2007, dated September 29, 2011 — incorporated herein by reference to Exhibit 10.34.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.34.3
Amendment Number Two to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated Effective October 1, 2007, dated November 14, 2011 — incorporated herein by reference to Exhibit 10.34.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.34.4
Amendment Number Three to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated Effective October 1, 2007, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on September 28, 2012.*

10.35.1
The Coca-Cola Export Corporation International Thrift Plan, as amended and restated, effective January 1, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.35.2
Amendment Number One to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 20, 2011 — incorporated herein by reference to Exhibit 10.35.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.35.3
Amendment Number Two to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated Effective January 1, 2011, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on September 28, 2012.*

10.36
Letter Agreement, dated as of June 7, 2010, between The Coca-Cola Company and Dr Pepper Seven-Up, Inc. — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2010.

10.37	[RESERVED]
10.38
Coca-Cola Enterprises Inc. Stock Deferral Plan — incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-169724) filed on October 1, 2010.*

10.39
Coca-Cola Enterprises Inc. 1997 Stock Option Plan — incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.40
Coca-Cola Enterprises Inc. 1999 Stock Option Plan — incorporated herein by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.41
Coca-Cola Enterprises Inc. 2001 Restricted Stock Award Plan — incorporated herein by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.42
Coca-Cola Enterprises Inc. 2001 Stock Option Plan — incorporated herein by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.43
Coca-Cola Enterprises Inc. 2004 Stock Award Plan — incorporated herein by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.44.1
Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.44.2
Form of 2007 Stock Option Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.32 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2007.*

10.44.3
Form of Stock Option Agreement (Chief Executive Officer and Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan for Awards after October 29, 2008 — incorporated herein by reference to Exhibit 10.16.4 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.44.4
Form of 2007 Restricted Stock Unit Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.16.7 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.44.5
Form of 2007 Performance Share Unit Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.16.10 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.44.6
Form of Performance Share Unit Agreement (Chief Executive Officer and Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan for Awards after October 29, 2008 — incorporated herein by reference to Exhibit 10.16.12 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.45.1
Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010) — incorporated herein by reference to Exhibit 10.2 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.*

10.45.2
First Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010), dated September 24, 2010 — incorporated herein by reference to Exhibit 10.45.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.45.3
Second Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010), dated November 3, 2010 — incorporated herein by reference to Exhibit 10.45.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.45.4
Third Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan, Effective January 1, 2010, dated February 15, 2011 — incorporated herein by reference to Exhibit 10.45.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.45.5
Fourth Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan, effective December 31, 2011, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.45.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.46.1
Coca-Cola Refreshments Executive Pension Plan, dated December 13, 2010 (Amended and Restated Effective January 1, 2011) — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.46.2
Amendment Number One to the Coca-Cola Refreshments Executive Pension Plan (Amended and Restated Effective January 1, 2011), dated as of July 14, 2011— incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.*

10.46.3
Amendment Number Two to the Coca-Cola Refreshments Executive Pension Plan, effective December 31, 2011, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.46.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.47
Summary Plan Description for Coca-Cola Refreshments USA, Inc. Executive Long-Term Disability Plan — incorporated by reference to Exhibit 10.18 of Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2006.*

10.48.1
Coca-Cola Refreshments USA, Inc. Executive Severance Plan (Amended and Restated Effective December 31, 2008) — incorporated herein by reference to Exhibit 10.5.4 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.48.2
Form Agreement in connection with the Coca-Cola Refreshments USA, Inc. Executive Severance Plan (Amended and Restated Effective September 25, 2008) — incorporated herein by reference to Exhibit 10.5.5 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.48.3
First Amendment to the Coca-Cola Refreshments USA, Inc. Executive Severance Plan (Amended and Restated Effective December 31, 2008), dated as of November 3, 2010 — incorporated herein by reference to Exhibit 10.48.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.48.4
Amendment Number Two to the Coca-Cola Refreshments USA, Inc. Executive Severance Plan (Amended and Restated Effective December 31, 2008), dated as of July 14, 2011 — incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.*

10.48.5
Amendment Number Three to the Coca-Cola Refreshments Executive Severance Plan, dated September 24, 2012 - incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on September 28, 2012.*

10.49
Amendment to certain Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Employee Benefit Plans and Equity Plans, effective December 6, 2010 — incorporated herein by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.50.1
Offer Letter, dated October 21, 2010, from the Company to Steven A. Cahillane, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 10, 2010 — incorporated herein by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.50.2	Letter, dated September 11, 2012, from the Company to Steven A. Cahillane — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.51
Offer Letter, dated January 5, 2011, from the Company to Guy Wollaert, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated June 23, 2008 — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.52	Letter, dated September 11, 2012, from the Company to Ahmet Bozer — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.53	Letter, dated September 11, 2012, from the Company to Brian Smith — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.54
Letter, dated September 11, 2012, from the Company to J. Alexander Douglas, Jr. — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.55	Letter, dated September 11, 2012, from the Company to Brian Kelley - incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.56	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.57.1	Letter, dated September 11, 2012, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.57.2	Service Agreement between Beverage Services Limited and James Robert Quincey, dated November 14, 2012.*
10.58	Letter, dated December 12, 2012, from the Company to Glen Walter, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated December 14, 2012.*
10.59.1
Coca-Cola Refreshments Supplemental Pension Plan (Amended and Restated Effective January 1, 2011), dated December 13, 2010 — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.*

10.59.2
Amendment Number One to the Coca-Cola Refreshments Supplemental Pension Plan, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.*

10.59.3	Amendment Two to the Coca-Cola Refreshments Supplemental Pension Plan, dated December 6, 2012.*
10.60.1	Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective as of January 1, 2012.*
10.60.2	Amendment One to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective January 1, 2012, dated May 24, 2012.*
10.60.3	Amendment Two to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, dated December 6, 2012.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.
18.1
Preferability Letter from Independent Registered Public Accounting Firm — incorporated herein by reference to Exhibit 18.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.

21.1	List of subsidiaries of the Company as of December 31, 2012.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Balance Sheets as of December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Shareowners' Equity for the years ended December 31, 2012, 2011 and 2010 and (vi) the Notes to Consolidated Financial Statements.

________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY
(Registrant)
By:	/s/ MUHTAR KENT
Muhtar Kent Chairman of the Board of Directors, Chief Executive Officer and President
	Date:	February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MUHTAR KENT	*
Muhtar Kent Chairman of the Board of Directors, Chief Executive Officer, President and a Director (Principal Executive Officer)	Richard M. Daley Director

February 27, 2013	February 27, 2013

/s/ GARY P. FAYARD	*
Gary P. Fayard Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Barry Diller Director

February 27, 2013	February 27, 2013

/s/ KATHY N. WALLER	*
Kathy N. Waller Vice President and Controller (Principal Accounting Officer)	Evan G. Greenberg Director

February 27, 2013	February 27, 2013

*	*
Herbert A. Allen Director	Alexis M. Herman Director

February 27, 2013	February 27, 2013

*	*
Ronald W. Allen Director	Donald R. Keough Director

February 27, 2013	February 27, 2013

*	*
Howard G. Buffett Director	Robert A. Kotick Director

February 27, 2013	February 27, 2013

*	*
Maria Elena Lagomasino Director	Peter V. Ueberroth Director

February 27, 2013	February 27, 2013

*	*
Donald F. McHenry Director	Jacob Wallenberg Director

February 27, 2013	February 27, 2013

*	*
Sam Nunn Director	James B. Williams Director

February 27, 2013	February 27, 2013

*
James D. Robinson III Director

February 27, 2013

*By:	/s/ GLORIA K. BOWDEN
Gloria K. Bowden Attorney-in-fact

February 27, 2013