Form 10-Q
period 2013-03-29
COCA COLA CO
filed 2013-04-25
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 22, 2013
$0.25 Par Value	4,453,755,295 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended
	March 29, 2013	March 30, 2012
NET OPERATING REVENUES	$11,035	$11,137
Cost of goods sold	4,324	4,348
GROSS PROFIT	6,711	6,789
Selling, general and administrative expenses	4,182	4,181
Other operating charges	121	99
OPERATING INCOME	2,408	2,509
Interest income	116	115
Interest expense	102	88
Equity income (loss) — net	87	140
Other income (loss) — net	(165)	49
INCOME BEFORE INCOME TAXES	2,344	2,725
Income taxes	575	658
CONSOLIDATED NET INCOME	1,769	2,067
Less: Net income attributable to noncontrolling interests	18	13
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,751	$2,054
BASIC NET INCOME PER SHARE[1]	$0.39	$0.45
DILUTED NET INCOME PER SHARE[1]	$0.39	$0.45
DIVIDENDS PER SHARE	$0.28	$0.255
AVERAGE SHARES OUTSTANDING	4,455	4,525
Effect of dilutive securities	75	76
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,530	4,601
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended
	March 29, 2013	March 30, 2012
CONSOLIDATED NET INCOME	$1,769	$2,067
Other comprehensive income:
Net foreign currency translation adjustment	70	930
Net gain (loss) on derivatives	87	31
Net unrealized gain (loss) on available-for-sale securities	8	100
Net change in pension and other benefit liabilities	32	(11)
TOTAL COMPREHENSIVE INCOME	1,966	3,117
Less: Comprehensive income (loss) attributable to noncontrolling interests	41	64
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,925	$3,053
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	March 29, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,162	$8,442
Short-term investments	6,176	5,017
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	15,338	13,459
Marketable securities	3,090	3,092
Trade accounts receivable, less allowances of $58 and $53, respectively	5,007	4,759
Inventories	3,607	3,264
Prepaid expenses and other assets	3,294	2,781
Assets held for sale	1,183	2,973
TOTAL CURRENT ASSETS	31,519	30,328
EQUITY METHOD INVESTMENTS	9,850	9,216
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	1,227	1,232
OTHER ASSETS	3,922	3,585
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $9,395 and $9,010, respectively	14,543	14,476
TRADEMARKS WITH INDEFINITE LIVES	6,570	6,527
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,414	7,405
GOODWILL	12,291	12,255
OTHER INTANGIBLE ASSETS	1,114	1,150
TOTAL ASSETS	$88,450	$86,174
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,447	$8,680
Loans and notes payable	16,322	16,297
Current maturities of long-term debt	4,505	1,577
Accrued income taxes	382	471
Liabilities held for sale	446	796
TOTAL CURRENT LIABILITIES	31,102	27,821
LONG-TERM DEBT	14,291	14,736
OTHER LIABILITIES	4,949	5,468
DEFERRED INCOME TAXES	5,214	4,981
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	11,664	11,379
Reinvested earnings	58,549	58,045
Accumulated other comprehensive income (loss)	(3,211)	(3,385)
Treasury stock, at cost — 2,592 and 2,571 shares, respectively	(36,282)	(35,009)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	32,480	32,790
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	414	378
TOTAL EQUITY	32,894	33,168
TOTAL LIABILITIES AND EQUITY	$88,450	$86,174
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	March 29, 2013	March 30, 2012
OPERATING ACTIVITIES
Consolidated net income	$1,769	$2,067
Depreciation and amortization	473	447
Stock-based compensation expense	47	77
Deferred income taxes	157	(103)
Equity (income) loss — net of dividends	(77)	(133)
Foreign currency adjustments	184	(66)
Significant (gains) losses on sales of assets — net	(1)	(14)
Other operating charges	74	63
Other items	36	1
Net change in operating assets and liabilities	(2,184)	(1,846)
Net cash provided by operating activities	478	493
INVESTING ACTIVITIES
Purchases of investments	(3,506)	(4,664)
Proceeds from disposals of investments	2,225	556
Acquisitions of businesses, equity method investments and nonmarketable securities	(28)	(120)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	690	11
Purchases of property, plant and equipment	(498)	(592)
Proceeds from disposals of property, plant and equipment	35	27
Other investing activities	(136)	(101)
Net cash provided by (used in) investing activities	(1,218)	(4,883)
FINANCING ACTIVITIES
Issuances of debt	12,585	11,358
Payments of debt	(10,065)	(8,835)
Issuances of stock	417	436
Purchases of stock for treasury	(1,523)	(1,079)
Dividends	—	—
Other financing activities	21	42
Net cash provided by (used in) financing activities	1,435	1,922
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	25	329
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	720	(2,139)
Balance at beginning of period	8,442	12,803
Balance at end of period	$9,162	$10,664
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2012.
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2013 and 2012 ended on March 29, 2013, and March 30, 2012, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Effective January 1, 2013, the Company transferred our India and South West Asia business unit from the Eurasia and Africa operating segment to the Pacific operating segment. Accordingly, these and certain other amounts in the prior year's condensed consolidated financial statements and notes have been revised to conform to the current year presentation.
Advertising Costs
The Company's accounting policy related to advertising costs for annual reporting purposes, as disclosed in Note 1 of our 2012 Annual Report on Form 10-K, is to expense production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred.
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
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the three months ended March 29, 2013, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $28 million, none of which were individually significant.
During the three months ended March 30, 2012, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $120 million, which included our acquisition of bottling operations in Vietnam and Cambodia. None of the Company's acquisitions were individually significant.
Divestitures
During the three months ended March 29, 2013, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $690 million, which primarily included the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines ("Philippine bottling operations") to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee. The Company now accounts for our ownership interest in the

Philippine bottling operations as an equity method investment, which we remeasured to fair value taking into consideration the sale price of the majority ownership interest. Coca-Cola FEMSA has an option to purchase our remaining ownership interest in the Philippine bottling operations at any time during the seven years following closing at the initial purchase price plus a defined return. Coca-Cola FEMSA also has an option exercisable during the sixth year after closing to sell its ownership interest back to the Company at a price not to exceed the initial purchase price.
During the three months ended March 30, 2012, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $11 million, none of which were individually significant.
Assets and Liabilities Held for Sale
On December 13, 2012, the Company and Coca-Cola FEMSA executed a share purchase agreement for the sale of a majority ownership interest in our consolidated Philippine bottling operations. This transaction was completed on January 25, 2013. As of December 31, 2012, our Philippine bottling operations met the criteria to be classified as held for sale, and we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon purchase price. The Company recorded a total loss of $107 million, primarily during the fourth quarter of 2012, on the sale of our Philippine bottling operations. Refer to the table below for a detail of our Philippine bottling assets and liabilities that were classified as held for sale as of December 31, 2012.
On December 17, 2012, the Company entered into an agreement with several parties which will result in the merger of our consolidated bottling operations in Brazil ("Brazilian bottling operations") with an independent bottler in Brazil. Upon completion of the transaction, we will deconsolidate our Brazilian bottling operations in exchange for cash and a minority ownership interest in the newly combined entity. As a result, our Brazilian bottling operations met the criteria to be classified as held for sale. We were not required to record their assets and liabilities at fair value less any costs to sell because their fair value exceeded our carrying value as of March 29, 2013, and December 31, 2012.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheets as of March 29, 2013, and December 31, 2012 (in millions):

	March 29, 2013	December 31, 2012
	Brazilian Bottling Operations	Brazilian Bottling Operations	Philippine Bottling Operations	Total Bottling Operations Held for Sale as of December 31, 2012
Cash, cash equivalents and short-term investments	$85	$45	$133	$178
Trade accounts receivable, less allowances	62	88	108	196
Inventories	92	85	187	272
Prepaid expenses and other assets	134	174	223	397
Other assets	182	128	7	135
Property, plant and equipment — net	464	419	841	1,260
Bottlers' franchise rights with indefinite lives	141	130	341	471
Goodwill	23	22	148	170
Other intangible assets	—	1	—	1
Allowance for reduction of assets held for sale	—	—	(107)	(107)
Total assets	$1,183	$1,092	$1,881	$2,973
Accounts payable and accrued expenses	$140	$157	$241	$398
Loans and notes payable	15	6	—	6
Current maturities of long-term debt	32	28	—	28
Accrued income taxes	1	4	(4)	—
Long-term debt	152	147	—	147
Other liabilities	85	75	20	95
Deferred income taxes	21	20	102	122
Total liabilities	$446	$437	$359	$796
We determined that our Philippine and Brazilian bottling operations did not meet the criteria to be classified as discontinued operations, primarily due to the continued significant involvement we anticipate having in these operations following each transaction.

NOTE 3: INVESTMENTS
Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are classified as trading, available-for-sale or held-to-maturity. Our marketable equity investments are classified as either trading or available-for-sale with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our condensed consolidated balance sheets as a component of accumulated other comprehensive income ("AOCI"), except for the change in fair value attributable to the currency risk being hedged. Refer to Note 5 for additional information related to the Company's fair value hedges of available-for-sale securities.
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
Trading Securities
As of March 29, 2013, and December 31, 2012, our trading securities had a fair value of $280 million and $266 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $34 million and $19 million as of March 29, 2013, and December 31, 2012, respectively. The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	March 29, 2013	December 31, 2012
Marketable securities	$195	$184
Other assets	85	82
Total trading securities	$280	$266
Available-for-Sale and Held-to-Maturity Securities
As of March 29, 2013, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$962	$459	$(12)	$1,409
Debt securities	3,246	47	(4)	3,289
Total available-for-sale securities	$4,208	$506	$(16)	$4,698
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2012, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$957	$441	$(10)	$1,388
Debt securities	3,169	46	(10)	3,205
Total available-for-sale securities	$4,126	$487	$(20)	$4,593
1 Refer to Note 14 for additional information related to the estimated fair value.

The sale and/or maturity of available-for-sale securities resulted in the following activity during the three months ended March 29, 2013, and March 30, 2012 (in millions):

	Three Months Ended
	March 29, 2013	March 30, 2012
Gross gains	$5	$1
Gross losses	(5)	(2)
Proceeds	1,137	1,231
The Company uses one of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which have been classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of March 29, 2013, and December 31, 2012, the Company's available-for-sale securities included solvency capital funds of $490 million and $451 million, respectively.
The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	March 29, 2013	December 31, 2012
Cash and cash equivalents	$100	$9
Marketable securities	2,895	2,908
Other investments, principally bottling companies	1,080	1,087
Other assets	623	589
Total available-for-sale securities	$4,698	$4,593
The contractual maturities of these available-for-sale securities as of March 29, 2013, were as follows (in millions):

	Cost	Fair Value
Within 1 year	$1,166	$1,171
After 1 year through 5 years	1,502	1,509
After 5 years through 10 years	263	291
After 10 years	315	318
Equity securities	962	1,409
Total available-for-sale securities	$4,208	$4,698
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
As of March 29, 2013, and December 31, 2012, the Company did not have any held-to-maturity securities.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of March 29, 2013, and December 31, 2012. Our cost method investments had a carrying value of $147 million and $145 million as of March 29, 2013, and December 31, 2012, respectively.

NOTE 4: INVENTORIES
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

	March 29, 2013	December 31, 2012
Raw materials and packaging	$1,899	$1,773
Finished goods	1,375	1,171
Other	333	320
Total inventories	$3,607	$3,264
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	March 29, 2013	December 31, 2012
Assets
Foreign currency contracts	Prepaid expenses and other assets	$248	$149
Foreign currency contracts	Other assets	56	—
Commodity contracts	Prepaid expenses and other assets	1	—
Interest rate contracts	Prepaid expenses and other assets	10	7
Interest rate contracts	Other assets	313	335
Total assets		$628	$491
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$33	$55
Foreign currency contracts	Other liabilities	14	—
Commodity contracts	Accounts payable and accrued expenses	—	1
Interest rate contracts	Other liabilities	7	6
Total liabilities		$54	$62
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
2 Refer to Note 14 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	March 29, 2013	December 31, 2012
Assets
Foreign currency contracts	Prepaid expenses and other assets	$36	$19
Foreign currency contracts	Other assets	117	42
Commodity contracts	Prepaid expenses and other assets	71	72
Other derivative instruments	Prepaid expenses and other assets	10	6
Total assets		$234	$139
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$20	$24
Foreign currency contracts	Other liabilities	20	1
Commodity contracts	Accounts payable and accrued expenses	50	43
Commodity contracts	Other liabilities	2	1
Other derivative instruments	Accounts payable and accrued expenses	—	2
Total liabilities		$92	$71
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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our condensed consolidated statements of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the three months ended March 29, 2013, or March 30, 2012. The maximum length of time for which the Company hedges its exposure to future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $5,327 million and $4,715 million as of March 29, 2013, and December 31, 2012, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for the Company's commodity cash flow hedging program were $12 million and $17 million as of March 29, 2013, and December 31, 2012, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $2,215 million and $1,764 million as of March 29, 2013, and December 31, 2012, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended March 29, 2013 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$131	Net operating revenues	$19	$—	[2]
Foreign currency contracts	21	Cost of goods sold	2	—
Interest rate contracts	13	Interest expense	(3)	—	[2]
Commodity contracts	2	Cost of goods sold	—	—
Total	$167		$18	$—
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
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended March 30, 2012 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(1)	Net operating revenues	$(21)	$1
Foreign currency contracts	26	Cost of goods sold	(6)	—
Interest rate contracts	—	Interest expense	(3)	—
Commodity contracts	(1)	Cost of goods sold	1	—
Total	$24		$(29)	$1
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
As of March 29, 2013, the Company estimates that it will reclassify into earnings during the next 12 months approximately $148 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of March 29, 2013, such adjustments had cumulatively increased the carrying value of our long-term debt by $227 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining difference between the carrying value at that time and the par value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $6,700 million and $6,700 million as of March 29, 2013, and December 31, 2012, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. The total notional values of derivatives that related to our fair value hedges of this type were $913 million and $850 million as of March 29, 2013, and December 31, 2012, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended March 29, 2013, and March 30, 2012 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		March 29, 2013	March 30, 2012
Interest rate contracts	Interest expense	$(35)	$(21)
Fixed-rate debt	Interest expense	45	39
Net impact to interest expense		$10	$18
Foreign currency contracts	Other income (loss) — net	$10	$40
Available-for-sale securities	Other income (loss) — net	(16)	(39)
Net impact to other income (loss) — net		$(6)	$1
Net impact of fair value hedging instruments		$4	$19
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional values of derivatives that were designated and qualified for the Company's net investments hedging program were $1,211 million and $1,718 million as of March 29, 2013, and December 31, 2012, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the three months ended March 29, 2013, and March 30, 2012 (in millions):

	Gain (Loss) Recognized in OCI
	Three Months Ended
	March 29, 2013	March 30, 2012
Foreign currency contracts	$(57)	$(94)
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the three months ended March 29, 2013, and March 30, 2012. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended March 29, 2013, and March 30, 2012.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues and cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $3,888 million and $3,865 million as of March 29, 2013, and December 31, 2012, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items cost of goods sold and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $1,524 million and $1,084 million as of March 29, 2013, and December 31, 2012, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three months ended March 29, 2013, and March 30, 2012, respectively (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	March 29, 2013	March 30, 2012
Foreign currency contracts	Net operating revenues	$(2)	$(9)
Foreign currency contracts	Other income (loss) — net	67	112
Foreign currency contracts	Cost of goods sold	(2)	—
Commodity contracts	Cost of goods sold	(69)	6
Commodity contracts	Selling, general and administrative expenses	—	19
Other derivative instruments	Selling, general and administrative expenses	20	16
Total		$14	$144
NOTE 6: DEBT AND BORROWING ARRANGEMENTS
During the first quarter of 2013, the Company issued $2,500 million of long-term debt. The general terms of the notes issued are as follows:

•	$500 million total principal amount of notes due March 5, 2015, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") minus 0.02 percent;

•	$1,250 million total principal amount of notes due April 1, 2018, at a fixed interest rate of 1.15 percent; and

•	$750 million total principal amount of notes due April 1, 2023, at a fixed interest rate of 2.5 percent.
In addition, during the first quarter of 2013, the Company issued redemption notices for certain amounts of our existing long-term debt. This transaction was completed in April 2013 and included the following notes:

•	$225 million total principal amount of notes due August 15, 2013, at a fixed interest rate of 5.0 percent;

•	$675 million total principal amount of notes due March 3, 2014, at a fixed interest rate of 7.375 percent; and

•	$354 million total principal amount of notes due March 1, 2015, at a fixed interest rate of 4.25 percent.
NOTE 7: COMMITMENTS AND CONTINGENCIES
Guarantees
As of March 29, 2013, we were contingently liable for guarantees of indebtedness owed by third parties of $632 million, of which $294 million related to variable interest entities ("VIEs"). These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations that have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees were individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"). During that time, the Company purchased over $400 million of insurance coverage, which also insures Aqua-Chem for some of its prior and future costs for certain product liability and other claims. A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and currently has approximately 40,000 active claims pending against it. In September 2002, Aqua-Chem notified our Company that it believed we were obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation in Georgia to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. During the course of the Wisconsin insurance coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who have or will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for 100 percent of Aqua-Chem's losses up to policy limits. The court's judgment concluded the Wisconsin insurance coverage litigation. The Georgia litigation remains subject to the stay agreement. The Company and Aqua-Chem continued to negotiate with various insurers that were defendants in the Wisconsin insurance coverage litigation over those insurers' obligations to defend and indemnify Aqua-Chem for the asbestos-related claims. The Company anticipated that a final settlement with three of those insurers (the "Chartis insurers") would be finalized in May 2011, but such insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit against them in Wisconsin state court to enforce the coverage-in-place settlement or, in the alternative, to obtain a declaratory judgment validating Aqua-Chem and the Company's interpretation of the court's judgment in the Wisconsin insurance coverage litigation. In February 2012, the parties filed and argued a number of cross-motions for summary judgment related to the issues of the enforceability of the settlement agreement and the exhaustion of policies underlying those of the Chartis insurers. The court granted defendants' motions for summary judgment that the 2011 settlement agreement and 2010 term sheet were not binding contracts, but denied their similar motions related to the plaintiffs' claims for promissory and/or equitable estoppel. On or about May 15, 2012, the parties entered into a mutually agreeable settlement/stipulation resolving two major issues: exhaustion of underlying coverage and control of defense. On or about January 10, 2013, the parties reached a settlement of the estoppel claims and all of the remaining coverage issues, with the exception of one disputed issue relating to the scope of the Chartis insurers' defense obligations in two policy years. The trial court granted summary judgment in favor of the Company and Aqua-Chem on that one open issue and entered a final appealable judgment to that effect following the parties' settlement. On January 23, 2013, the Chartis insurers filed a notice of appeal of the trial court's summary judgment ruling. Whatever the outcome of that appeal, these three insurance companies will remain subject to the court's judgment in the Wisconsin insurance coverage litigation.
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

Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $514 million and $508 million as of March 29, 2013, and December 31, 2012, respectively.
NOTE 8: COMPREHENSIVE INCOME
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Three Months Ended March 29, 2013
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$1,751	$18	$1,769
Other comprehensive income:
Net foreign currency translation adjustment	47	23	70
Net gain (loss) on derivatives[1]	87	—	87
Net unrealized gain (loss) on available-for-sale securities[2]	8	—	8
Net change in pension and other benefit liabilities	32	—	32
Total comprehensive income	$1,925	$41	$1,966
1 Refer to Note 5 for information related to the net gain or loss on derivative instruments classified as cash flow hedges.
2 Refer to Note 3 for information related to the net unrealized gain or loss on available-for-sale securities.
OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI, for the three months ended March 29, 2013, is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$325	$(60)	$265
Reclassification adjustments recognized in net income	(218)	—	(218)
Net foreign currency translation adjustments	107	(60)	47
Derivatives:
Unrealized gains (losses) arising during the period	162	(64)	98
Reclassification adjustments recognized in net income	(18)	7	(11)
Net gain (loss) on derivatives[1]	144	(57)	87
Available-for-sale securities:
Unrealized gains (losses) arising during the period	5	3	8
Reclassification adjustments recognized in net income	—	—	—
Net change in unrealized gain (loss) on available-for-sale securities[2]	5	3	8
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	7	(5)	2
Reclassification adjustments recognized in net income[3]	48	(18)	30
Net change in pension and other benefit liabilities[4]	55	(23)	32
Other comprehensive income (loss) attributable to The Coca-Cola Company	$311	$(137)	$174

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]
These adjustments were not reclassified out of AOCI into a single line item in our condensed consolidated statement of income in their entirety. Refer to the table below which provides further details on our reclassification adjustments.

[4]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI, for the three months ended March 30, 2012, is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
Net foreign currency translation adjustment	$900	$(21)	$879
Derivatives:
Unrealized gains (losses) arising during the period	22	(9)	13
Reclassification adjustments recognized in net income	29	(11)	18
Net gain (loss) on derivatives[1]	51	(20)	31
Available-for-sale securities:
Unrealized gains (losses) arising during the period	155	(57)	98
Reclassification adjustments recognized in net income	2	—	2
Net change in unrealized gain (loss) on available-for-sale securities[2]	157	(57)	100
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	(24)	(1)	(25)
Reclassification adjustments recognized in net income[3]	22	(8)	14
Net change in pension and other benefit liabilities[4]	(2)	(9)	(11)
Other comprehensive income (loss) attributable to The Coca-Cola Company	$1,106	$(107)	$999

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]
These adjustments were not reclassified out of AOCI into a single line item in our condensed consolidated statement of income in their entirety. Refer to the table below which provides further details on our reclassification adjustments.

[4]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.
The following table presents the amounts and line items in our condensed consolidated statement of income where adjustments reclassified from AOCI into income were recorded during the three months ended March 29, 2013 (in millions):

Description of AOCI Component	Location of Gain (Loss) Recognized in Income	Amount Reclassified from AOCI into Income
Foreign currency translation adjustments:
Disposal of bottling operations	Other income (loss) — net	$(218)
	Income before income taxes	$(218)
	Income taxes	—
	Consolidated net income	$(218)
Derivatives:
Foreign currency contracts	Net operating revenues	$(19)
Foreign currency contracts	Cost of goods sold	(2)
Interest rate contracts	Interest expense	3
	Income before income taxes	$(18)
	Income taxes	7
	Consolidated net income	$(11)
Pension and other benefit liabilities:
Insignificant items	Other income (loss) — net	$(1)
Amortization of net actuarial loss	*	53
Amortization of prior service cost (credit)	*	(4)
	Income before income taxes	$48
	Income taxes	(18)
	Consolidated net income	$30

*
This component of AOCI is included in the Company's computation of net periodic benefit cost and is not reclassified out of AOCI into a single line item in our condensed consolidated statement of income in its entirety. Refer to Note 12 for additional information.

NOTE 9: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2012	$33,168	$58,045	$(3,385)	$1,760	$11,379	$(35,009)	$378
Comprehensive income (loss)	1,966	1,751	174	—	—	—	41
Dividends paid/payable to shareowners of The Coca-Cola Company	(1,247)	(1,247)	—	—	—	—	—
Business combinations	2	—	—	—	—	—	2
Deconsolidation of certain entities	(7)	—	—	—	—	—	(7)
Purchases of treasury stock	(1,513)	—	—	—	—	(1,513)	—
Impact of employee stock option and restricted stock plans	525	—	—	—	285	240	—
March 29, 2013	$32,894	$58,549	$(3,211)	$1,760	$11,664	$(36,282)	$414
NOTE 10: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Items
Cost of Goods Sold
In December 2011, the Company detected that orange juice being imported from Brazil contained residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products. As a result, we began purchasing additional supplies of Florida orange juice at a higher cost than Brazilian orange juice and incurred charges of $5 million during the three months ended March 30, 2012. These charges were recorded in the line item cost of goods sold in our condensed consolidated statements of income.
Other Operating Charges
During the three months ended March 29, 2013, the Company incurred other operating charges of $121 million. These charges primarily consisted of $102 million due to the Company's productivity and reinvestment program and $21 million due to the Company's other restructuring and integration initiatives, including the integration of our German bottling and distribution operations. Refer to Note 11 for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended March 30, 2012, the Company incurred other operating charges of $99 million. These charges primarily consisted of $64 million due to the Company's productivity and reinvestment program; $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé S.A. ("Nestlé") terminating at the end of 2012; $15 million due to the Company's other restructuring and integration initiatives, including the integration of our German bottling and distribution operations; and $1 million due to costs associated with the Company detecting carbendazim in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by a reversal of $1 million due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three months ended March 29, 2013, the Company recorded a net charge of $39 million in the line item equity income (loss) — net. This net charge represents the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including a charge incurred by an equity method investee due to the devaluation of the Venezuelan bolivar. Refer to Note 15 for the impact this charge had on our operating segments.
During the three months ended March 30, 2012, the Company recorded a net gain of $44 million in the line item equity income (loss) — net. This net gain primarily represents the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. In addition, the Company recorded a charge of $3 million due to changes in the structure of Beverage Partners Worldwide ("BPW"), our 50/50 joint venture with Nestlé in the ready-to-drink tea category. These changes resulted in the joint venture focusing its geographic scope primarily on Europe and Canada. The Company accounts for our investment in BPW under the equity method of accounting. Refer to Note 15 for the impact these charges had on our operating segments.
Other Income (Loss) — Net
During the three months ended March 29, 2013, the Company recorded a charge of $140 million in the line item other income (loss) — net due to the Venezuelan government announcing a currency devaluation. As a result of this devaluation, the Company remeasured the net assets related to its operations in Venezuela. Refer to Note 15 for the impact this charge had on our operating segments.
During the three months ended March 30, 2012, the Company did not record any significant unusual or infrequent items in the line item other income (loss) — net.
NOTE 11: PRODUCTIVITY, INTEGRATION AND RESTRUCTURING INITIATIVES
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
As of March 29, 2013, the Company has incurred total pretax expenses of $372 million related to this program since the plan commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the tables below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the tables below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended March 29, 2013 (in millions):

	Accrued Balance December 31, 2012	Costs Incurred Three Months Ended March 29, 2013	Payments	Noncash and Exchange	Accrued Balance March 29, 2013
Severance pay and benefits	$12	$45	$(7)	$—	$50
Outside services	6	23	(26)	—	3
Other direct costs	8	34	(32)	—	10
Total	$26	$102	$(65)	$—	$63
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $20 million related to this initiative during the three months ended March 29, 2013, and has incurred total pretax expenses of $460 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The charges recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $102 million and $96 million accrued related to these integration costs as of March 29, 2013, and December 31, 2012, respectively.
The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which, if implemented, will result in additional charges in future periods. However, as of March 29, 2013, the Company has not finalized any additional plans.

NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following during the three months ended March 29, 2013, and March 30, 2012, respectively (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Service cost	$69	$65	$9	$8
Interest cost	94	98	11	11
Expected return on plan assets	(164)	(144)	(2)	(2)
Amortization of prior service cost (credit)	(1)	(1)	(3)	(13)
Amortization of net actuarial loss	50	34	3	2
Net periodic benefit cost (credit) recognized in income	$48	$52	$18	$6
During the three months ended March 29, 2013, the Company contributed $558 million to our pension plans, and we anticipate making additional contributions of approximately $82 million to our pension plans during the remainder of 2013. The Company contributed $936 million to our pension plans during the three months ended March 30, 2012.
NOTE 13: INCOME TAXES
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
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2013 is 23.5 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
The Company recorded income tax expense of $575 million (24.6 percent effective tax rate) during the three months ended March 29, 2013, and income tax expense of $658 million (24.1 percent effective tax rate) during the three months ended March 30, 2012. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended
	March 29, 2013		March 30, 2012
Productivity and reinvestment program	$(40)	[1]	$(24)	[5]
Other productivity, integration and restructuring initiatives	—	[2]	—
Certain tax matters	1	[3]	(8)	[6]
Other — net	4	[4]	(7)	[7]

[1]	Related to charges of $102 million due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[2]
Related to charges of $21 million due to the Company's other integration and restructuring initiatives. These initiatives were outside the scope of the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[3]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[4]
Related to charges of $176 million that primarily consisted of $149 million due to the devaluation of the Venezuelan bolivar and $30 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

[5]	Related to charges of $64 million due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[6]
Related to a net tax benefit primarily associated with the reversal of a valuation allowance in one of the Company's foreign jurisdictions, partially offset by amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[7]
Related to a net gain of $15 million. This net gain is primarily due to a net gain of $44 million related to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees, partially offset by charges of $20 million associated with changes in the Company's ready-to-drink tea strategy in the United States, charges of $3 million associated with changes in the structure of BPW, and charges of $6 million associated with the Company's orange juice supply in the United States. Refer to Note 10.

NOTE 14: FAIR VALUE MEASUREMENTS
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

Included in the fair value of derivative instruments is an adjustment for nonperformance risk. The adjustment is based on the current one-year credit default swap ("CDS") rate applied to each contract, by counterparty. We use our counterparty's CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for nonperformance risk did not have a significant impact on the estimated fair value of our derivative instruments. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 29, 2013 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities[2]	$126	$151	$3		$—	$280
Available-for-sale securities[2]	1,409	3,159	130	[3]	—	4,698
Derivatives[4]	57	805	—		(106)	756	[5]
Total assets	$1,592	$4,115	$133		$(106)	$5,734
Liabilities
Derivatives[4]	$30	$116	$—		$(108)	$38	[5]
Total liabilities	$30	$116	$—		$(108)	$38
1 Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. There are no amounts subject to legally enforceable master netting agreements that management has chosen not to offset or that do not meet the offsetting requirements.

[2]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.
3 Primarily related to long-term debt securities that mature in 2018.
4 Refer to Note 5 for additional information related to the composition of our derivative portfolio.
5 The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $270 million in the line item prepaid expenses and other assets; $486 million in the line item other assets; $14 million in the line item accounts payable and accrued expenses; and $24 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities[2]	$146	$116	$4		$—	$266
Available-for-sale securities[2]	1,390	3,068	135	[3]	—	4,593
Derivatives[4]	47	583	—		(116)	514	[5]
Total assets	$1,583	$3,767	$139		$(116)	$5,373
Liabilities
Derivatives[4]	$35	$98	$—		$(121)	$12	[5]
Total liabilities	$35	$98	$—		$(121)	$12
1 Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. There are no amounts subject to legally enforceable master netting agreements that management has chosen not to offset or that do not meet the offsetting requirements.

[2]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.
3 Primarily related to long-term debt securities that mature in 2018.
4 Refer to Note 5 for additional information related to the composition of our derivative portfolio.
5 The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $137 million in the line item prepaid expenses and other assets; $377 million in the line item other assets; $4 million in the line item accounts payable and accrued expenses; and $8 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three months ended March 29, 2013, and March 30, 2012.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended March 29, 2013, and March 30, 2012.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The Company did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the three months ended March 29, 2013, and March 30, 2012.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. As of March 29, 2013, the carrying amount and fair value of our long-term debt, including the current portion, were $18,796 million and $19,581 million, respectively. As of December 31, 2012, the carrying amount and fair value of our long-term debt, including the current portion, were $16,313 million and $17,157 million, respectively.
NOTE 15: OPERATING SEGMENTS
Effective January 1, 2013, the Company transferred our India and South West Asia business unit from the Eurasia and Africa operating segment to the Pacific operating segment. Accordingly, all prior period segment information presented herein has been adjusted to reflect this change in our organizational structure.
Information about our Company's operations as of and for the three months ended March 29, 2013, and March 30, 2012, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2013
Net operating revenues:
Third party	$669	$1,020	$1,157	$4,883	$1,244	$2,018	$44	$—	$11,035
Intersegment	—	157	71	4	146	20	—	(398)	—
Total net revenues	669	1,177	1,228	4,887	1,390	2,038	44	(398)	11,035
Operating income (loss)	282	683	763	341	602	39	(302)	—	2,408
Income (loss) before income taxes	289	694	764	342	604	109	(458)	—	2,344
Identifiable operating assets	1,366	3,160	2,734	34,591	2,193	8,224	25,105	—	77,373
Noncurrent investments	1,172	278	567	38	128	8,828	66	—	11,077
2012
Net operating revenues:
Third party	$615	$1,054	$1,127	$4,917	$1,310	$2,084	$30	$—	$11,137
Intersegment	—	150	59	4	138	19	—	(370)	—
Total net revenues	615	1,204	1,186	4,921	1,448	2,103	30	(370)	11,137
Operating income (loss)	266	695	744	451	602	35	(284)	—	2,509
Income (loss) before income taxes	266	708	743	467	601	169	(229)	—	2,725
Identifiable operating assets	1,304	3,276	2,667	33,932	2,103	9,439	22,265	—	74,986
Noncurrent investments	304	251	535	22	132	7,593	74	—	8,911
As of December 31, 2012
Identifiable operating assets	$1,299	$2,976	$2,759	$34,114	$2,163	$9,648	$22,767	$—	$75,726
Noncurrent investments	1,155	271	539	39	127	8,253	64	—	10,448
During the three months ended March 29, 2013, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Eurasia and Africa, $82 million for North America, $8 million for Pacific, $21 million for Bottling Investments and $10 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Income (loss) before income taxes was reduced by $9 million for Bottling Investments and $140 million for Corporate due to the devaluation of the Venezuelan bolivar, including our proportionate share of the charge incurred by an equity method investee which has operations in Venezuela. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $30 million for Bottling Investments due to the Company’s proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

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

•
Income (loss) before income taxes was reduced by $3 million for Corporate due to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category. Refer to Note 10.

•
Income (loss) before income taxes was increased by $44 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. As a result, management must make numerous assumptions that involve a significant amount of judgment when performing recoverability and impairment tests of noncurrent assets in various regions around the world.
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
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

March 29, 2013	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$9,220	$2,180	$7,040
Coca-Cola Amatil Limited	3,355	1,021	2,334
Coca-Cola Hellenic Bottling Company S.A.	2,367	1,402	965
Coca-Cola Icecek A.S.	1,488	221	1,267
Embotelladora Andina S.A.	834	403	431
Coca-Cola Central Japan Co., Ltd.	191	149	42
Coca-Cola Bottling Co. Consolidated	150	79	71
Mikuni Coca-Cola Bottling Co., Ltd.	109	90	19
Total	$17,714	$5,545	$12,169
As of March 29, 2013, gross unrealized gains and losses on available-for-sale securities were $506 million and $16 million, respectively. Management assessed each investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, the Company did not record any significant impairment charges related to available-for-sale securities during the three months ended March 29, 2013, and March 30, 2012. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
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

Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, this could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but it may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting principles generally accepted in the United States, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, our Company may recognize an impairment of an intangible asset or assets in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts.
The Company did not record any significant impairment charges related to intangible assets during the three months ended March 29, 2013, and March 30, 2012.
OPERATIONS REVIEW
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Our organizational structure as of March 29, 2013, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate. Effective January 1, 2013, the Company transferred our India and South West Asia business unit from the Eurasia and Africa operating segment to the Pacific operating segment. Accordingly, all prior period segment information presented herein has been adjusted to reflect this change in our organizational structure. For further information regarding our operating segments, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
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
Unit case volume growth is a key metric used by management to evaluate the Company's performance because it measures demand for our products at the consumer level. The Company's unit case volume represents the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers and, therefore, reflects unit case volume for both consolidated and unconsolidated bottlers. Refer to the heading "Beverage Volume" below.
Concentrate sales volume represents the amount of concentrates and syrups (in all cases expressed in equivalent unit cases) sold by, or used in finished products sold by, the Company to its bottling partners or other customers. Refer to the heading "Beverage Volume" below.
Our Bottling Investments operating segment and our other finished product operations, including our finished product operations in our North America operating segment, typically generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners which resell the fountain syrups to fountain retailers. For these consolidated finished product operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate to the authorized unconsolidated bottling and canning operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (unit case volume or concentrate sales volume, as appropriate), (2) structural changes, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues" below.
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
The Company acquired bottling operations in Vietnam, Cambodia and Guatemala in 2012 and sold a majority interest in our previously consolidated Philippine bottling operations in 2013. Accordingly, the impact to net operating revenues related to these acquisition and disposal activities was included as a structural change in our analysis of changes to net operating revenues. Refer to the heading "Net Operating Revenues" below.
In January 2012, the Company announced that Beverage Partners Worldwide ("BPW"), our joint venture with Nestlé S.A. ("Nestlé") in the ready-to-drink tea category, would focus its geographic scope primarily on Europe and Canada. The joint venture was phased out in all other territories in a transition completed by the end of 2012, and the Company's U.S. license agreement with Nestlé also terminated at the end of 2012. The impact to net operating revenues for North America related to the termination of our license agreement has been included as a structural change in our analysis of changes to net operating revenues. In addition, we have eliminated the BPW and Nestlé licensed unit case volume and associated concentrate sales for the three months ended March 30, 2012, in those countries impacted by these changes during 2012. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
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
During the second quarter of 2012, the Company invested in the existing beverage business of Aujan Industries ("Aujan"), one of the largest independent beverage companies in the Middle East. Under our definitive agreement with Aujan, the Company now owns 50 percent of the Aujan entity that holds the rights to Aujan-owned brands in certain territories and 49 percent of Aujan's bottling and distribution operations in certain territories. Accordingly, the volume associated with the Aujan transaction during the first quarter of 2013 is considered to be from acquired brands. Refer to the heading "Beverage Volume" below.
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
Information about our volume growth worldwide and by operating segment for the three months ended March 29, 2013, is as follows:

	Percent Change 2013 versus 2012
	First Quarter
	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	4%	2%
Eurasia & Africa	15%	10%
Europe	—	(2)
Latin America	4	2
North America	1	(2)
Pacific	3	4
Bottling Investments	(6)	N/A
1 Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.
2 Geographic segment data reflects unit case volume growth for all bottlers in the applicable geographic areas, both consolidated and unconsolidated.
3 Unit case volume percent change is based on average daily sales. Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales are the unit cases sold during the period divided by the number of days in the period.
4 Concentrate sales volume represents the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2013 had two fewer days when compared to the first quarter of 2012, and the fourth quarter of 2013 will have one additional day compared to the fourth quarter of 2012. In addition, due to 2012 being a leap year, our full year 2013 results will have one less day compared to full year 2012.
Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is a measure of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Three Months Ended March 29, 2013, versus Three Months Ended March 30, 2012
In Eurasia and Africa, unit case volume increased 15 percent, which consisted of 12 percent growth in sparkling beverages and 26 percent growth in still beverages. The group's sparkling beverage growth was led by 12 percent growth in brand Coca-Cola, 10 percent growth in Trademark Fanta and 15 percent growth in Trademark Sprite. Growth in still beverages was primarily due to juices and juice drinks and included a 15 percentage point benefit attributable to acquired volume, primarily related to our Aujan partnership. Russia reported unit case volume growth of 8 percent, which included growth of 15 percent in both brand Coca-Cola and Trademark Fanta as well as growth of 7 percent in Trademark Sprite. Still beverage growth in Russia included growth of 13 percent and 27 percent in our juice brands Dobriy and Rich, respectively. Unit case volume growth in Russia was favorably impacted by the beginning of marketing activities related to the Sochi 2014 Winter Olympics and Torch Relay. Eurasia and Africa also benefited from unit case volume growth of 30 percent in the Company's Middle East and North Africa business unit, including a 13 percentage point benefit attributable to acquired volume, primarily related to our Aujan partnership.
Unit case volume in Europe was even, despite poor weather, especially in March, competitive pricing and ongoing weakness in consumer confidence and spending across the region. Sparkling beverage growth in Europe was positive during the quarter, but rounded to even, and still beverages declined 3 percent. Germany reported unit case volume growth of 3 percent, driven by strong integrated marketing campaigns, solid execution in the marketplace and customer distribution gains. Europe also benefited from 4 percent unit case volume growth in Great Britain, led by growth in sparkling beverages, including growth of 3 percent in brand Coca-Cola. The favorable impact of growth in Germany and Great Britain was offset by volume declines in other markets. The group reported a decline in unit case volume of 2 percent in the Central and Southern Europe business unit and a volume decline of 3 percent in the Iberia business unit.
In Latin America, unit case volume increased 4 percent, which consisted of 2 percent growth in sparkling beverages and 11 percent growth in still beverages. The growth reported throughout Latin America was driven by strong activation of brand and category advertising as well as investments in cold-drink equipment and continued segmentation across multiple price points and package sizes. The group's growth in sparkling beverages was led by 2 percent growth in brand Coca-Cola and 5 percent growth in both Trademark Fanta and Trademark Sprite. Still beverage growth in Latin America reflected 53 percent growth in ready-to-drink teas, 19 percent growth in sports drinks, 8 percent growth in packaged water and 6 percent growth in juices and juice drinks. The group's growth in ready-to-drink teas was primarily a result of the strong performance of Fuze Tea, which was launched after the first quarter of 2012. Brazil reported unit case volume growth of 3 percent, which consisted of 2 percent growth in brand Coca-Cola, 8 percent growth in Trademark Fanta and 6 percent growth in still beverages. Latin America also benefited from unit case volume growth of 3 percent in Mexico and 2 percent growth in Argentina.
Unit case volume in North America increased 1 percent, led by 6 percent growth in still beverages. Still beverage growth in North America was led by 23 percent growth in ready-to-drink teas, including Gold Peak, Honest Tea and Fuze. Still beverage growth in North America also reflected 3 percent growth in juices and juice drinks as well as 5 percent growth in packaged water, partially offset by a slight decline in sports drinks reflecting the impact of aggressive competitive pricing. Growth in juices and juice drinks included 9 percent growth in Trademark Simply which was driven by new flavors and growth in single-serve packaging. The group's unit case volume in sparkling beverages declined 1 percent, but included slight growth in brand Coca-Cola and 3 percent growth in Coca-Cola Zero, reflecting the group's strong marketing campaign around NCAA March Madness.
In Pacific, unit case volume increased 3 percent, which consisted of 6 percent growth in sparkling beverages and a 1 percent decline in still beverages. India reported 8 percent unit case volume growth, led by growth of 30 percent in brand Coca-Cola, 13 percent growth in Trademark Sprite and 8 percent growth in Trademark Thums Up. India's growth in sparkling beverages reflected the impact of strong integrated marketing campaigns and continued expansion of packaging choices to consumers. Japan's unit case volume increased 1 percent, which included 4 percent growth in sparkling beverages, partially offset by a decline of 1 percent in still beverages. China reported unit case volume growth of 1 percent, despite the impact of the economic slowdown and poor weather. China's growth included 8 percent growth in sparkling beverages and 14 percent growth in juices and juice drinks. Still beverages in China declined 9 percent, reflecting a decline in packaged water volume as we focused on driving more profitable growth in packaged water through immediate consumption. The group's volume results also benefited from 18 percent growth in Thailand and 12 percent growth in South Korea.
Unit case volume for Bottling Investments decreased 6 percent. This decrease primarily reflects the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") in January 2013. The unfavorable impact of this transaction on the group's unit case volume growth was partially offset by growth in other key markets where we own or otherwise consolidate bottling operations, including unit case volume growth of 1 percent in China, 8 percent in India and 3 percent in Germany. The Company's consolidated bottling operations accounted for 36 percent, 69 percent and 100 percent of the unit case volume in China, India and Germany, respectively.
Concentrate Sales Volume
During the three months ended March 29, 2013, unit case volume grew 4 percent and concentrate sales volume grew 2 percent compared to the three months ended March 30, 2012. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the three months ended March 29, 2013, was primarily due to having two fewer selling days during the first quarter of 2013 when compared to the first quarter of 2012. In addition, this difference reflects the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of selling days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of selling days in a reporting period.

Net Operating Revenues
Three Months Ended March 29, 2013, versus Three Months Ended March 30, 2012
The Company's net operating revenues decreased $102 million, or 1 percent, which includes the impact of having two fewer days in the first quarter of 2013 compared to the first quarter of 2012. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2013 versus 2012
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	2%	(1)%	—%	(2)%	(1)%
Eurasia & Africa	10%	—%	3%	(4)%	9%
Europe	(2)	—	—	—	(2)
Latin America	2	(1)	8	(5)	4
North America	(2)	(1)	2	—	(1)
Pacific	4	—	(4)	(4)	(4)
Bottling Investments	2	(5)	2	(2)	(3)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information related to the structural changes that impacted our Latin America, North America and Bottling Investments operating segments.
The impact of price, product and geographic mix was even on our consolidated net operating revenues. Geographic mix impacted our consolidated operating results due to higher growth in our emerging and developing markets which are recovering from the global recession at a quicker pace than our developed markets. The revenue per unit sold in our emerging markets is generally less than in developed markets.
Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Latin America was favorably impacted as a result of price increases across a number of our key markets.

•	North America was favorably impacted as a result of 3 percent positive pricing on sparkling beverages.

•	Pacific was unfavorably impacted by geographic mix as well as shifts in product and package mix within individual markets.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 2 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Japanese yen, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and Mexican peso, which had a favorable impact on our Europe, Latin America and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Gross Profit
Our gross profit margin decreased to 60.8 percent during the three months ended March 29, 2013, compared to 61.0 percent during the three months ended March 30, 2012. This decrease reflects the impact of the Company's hedging activities on our cost of goods sold, fluctuations in foreign currency exchange rates and our acquisition of bottling operations in Vietnam, Cambodia, Guatemala and the United States. The unfavorable impact of these items was partially offset by the deconsolidation of our Philippine bottling operations after we sold a majority ownership interest to Coca-Cola FEMSA in January 2013. See below for additional information on the impact the Company's hedging activities had on the line item cost of goods sold. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information regarding the impact of our acquisition of bottling operations in Vietnam, Cambodia and Guatemala as well as the sale of a majority interest in our Philippine bottling operations.
The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) juices, (3) metals and (4) polyethylene terephthalate ("PET"). The majority of these costs are included within our North America and Bottling Investments operating segments. We expect the incremental impact of increased commodity costs related to these inputs, primarily sweeteners and juices, to be approximately $100 million on our full year 2013 operating results.
In recent years, the Company has increased our hedging activities related to certain commodities in order to mitigate a portion of the price and foreign currency risks associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify, or are not designated, for hedge accounting. As a result, the change in fair value of these derivative instruments has been, and will continue to be, included as a component of net income in each reporting period. During the three months ended March 29, 2013, the Company recorded a loss of $71 million in the line item cost of goods sold in our condensed consolidated statements of income. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended
	March 29, 2013	March 30, 2012
Stock-based compensation expense	$47	$77
Advertising expenses	780	765
Bottling and distribution expenses[1]	2,162	2,172
Other operating expenses	1,193	1,167
Total selling, general and administrative expenses	$4,182	$4,181
1 Includes operating expenses as well as general and administrative expenses related to our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the three months ended March 29, 2013, selling, general and administrative expenses increased $1 million versus the prior year comparable period. The decrease in stock-based compensation expense was primarily due to the reversal of previously recognized expenses related to the Company's long-term incentive compensation programs. As a result of the Company's revised outlook of the unfavorable impact foreign currency fluctuations are projected to have on certain performance periods, the Company lowered the estimated payouts associated with these periods. The increase in advertising expenses reflects the Company's continued investment in our brands, our focus on building market execution capabilities and the timing of certain marketing expenses. The decrease in bottling and distribution expenses includes the impact of having two fewer days in the first quarter of 2013 compared to the first quarter of 2012 and the Company's sale of a majority interest in our previously consolidated Philippine bottling operations to Coca-Cola FEMSA, partially offset by our acquisition of bottling operations in Vietnam, Cambodia, Guatemala and the United States in 2012. During the three months ended March 29, 2013, fluctuations in foreign currency exchange rates decreased selling, general and administrative expenses by 1 percent.
During the three months ended March 29, 2013, the Company contributed $558 million to our pension plans, and we anticipate making additional contributions of approximately $82 million to our pension plans during the remainder of 2013. Our full year pension expense is currently expected to decrease by approximately $60 million compared to 2012. The anticipated decrease is primarily due to the favorable impact of the Company's pension contributions discussed above as well as favorable returns on plan assets in 2012. The favorable impact of these items will be partially offset by the unfavorable impact of a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation. Refer to the heading "Liquidity, Capital Resources and Financial Position" below and Note 12 of Notes to Condensed Consolidated Financial Statements for information related to our pension contributions.

As of March 29, 2013, we had $693 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 2.0 years. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended
	March 29, 2013	March 30, 2012
Eurasia & Africa	$2	$—
Europe	—	(1)
Latin America	—	—
North America	79	82
Pacific	8	—
Bottling Investments	21	15
Corporate	11	3
Total other operating charges	$121	$99
During the three months ended March 29, 2013, the Company incurred other operating charges of $121 million. These charges primarily consisted of $102 million due to the Company's productivity and reinvestment program and $21 million due to the Company's other restructuring and integration initiatives, including the integration of our German bottling and distribution operations. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements, and see below for additional information on our productivity and reinvestment program as well as the Company's integration initiative in Germany. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
During the three months ended March 30, 2012, the Company incurred other operating charges of $99 million. These charges consisted of $64 million associated with the Company's productivity and reinvestment program; $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé terminating at the end of 2012; $15 million due to the Company's other restructuring and integration initiatives; and $1 million due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by a $1 million reversal due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and below for additional information on our productivity and reinvestment program as well as the Company's integration initiative in Germany. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
Productivity and Reinvestment Program
In February 2012, the Company announced a four-year productivity and reinvestment program. This program will further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. The first component of this program is a global productivity initiative that will target annualized savings of $350 million to $400 million. This initiative is focused on four primary areas: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; and data and information technology systems standardization.
The second component of our productivity and reinvestment program involves a new integration initiative in North America related to our acquisition of CCE's former North America business. The Company has identified incremental synergies, primarily in the area of our North American product supply operations, which will better enable us to serve our customers and consumers. We believe these efforts will create annualized savings of $200 million to $250 million.
As a combined productivity and reinvestment program, the Company anticipates generating annualized savings of $550 million to $650 million, which will be phased in over time. We expect to begin fully realizing the annual benefit of these savings in 2015, the final year of the program. The savings generated by this program will be reinvested in brand-building initiatives, and in the short term will also mitigate potential incremental commodity costs. The Company has incurred total costs of $372 million related to our productivity and reinvestment program since the initiative commenced, and we are currently in the process of defining the total costs we expect to incur related to this initiative. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.

Integration of Our German Bottling and Distribution Operations
The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. We incurred expenses of $20 million during the three months ended March 29, 2013, related to this initiative. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of $460 million since they commenced. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which, if implemented, will result in additional charges in future periods. However, as of March 29, 2013, the Company had not finalized any additional plans. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended
	March 29, 2013	March 30, 2012
Eurasia & Africa	11.7%	10.6%
Europe	28.4	27.7
Latin America	31.7	29.6
North America	14.2	18.0
Pacific	25.0	24.0
Bottling Investments	1.6	1.4
Corporate	(12.6)	(11.3)
Total	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended
	March 29, 2013	March 30, 2012
Consolidated	21.8%	22.5%
Eurasia & Africa	42.2%	43.3%
Europe	67.0	65.9
Latin America	65.9	66.0
North America	7.0	9.2
Pacific	48.4	46.0
Bottling Investments	1.9	1.7
Corporate	*	*

*	Calculation is not meaningful.
As demonstrated by the tables above, the operating margin and percentage contribution to operating income for each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

•
During the three months ended March 29, 2013, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 3 percent, primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Japanese yen, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and Mexican peso, which had a favorable impact on our Europe, Latin America and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

•
During the three months ended March 29, 2013, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 6 percent for Eurasia and Africa, 1 percent for Europe, 6 percent for Latin America, 2 percent for Pacific and 22 percent for Bottling Investments. During the same period, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 4 percent for Corporate. Fluctuations in foreign currency exchange rates had a minimal impact on operating income for North America.

•
During the three months ended March 29, 2013, operating income was reduced by $2 million for Eurasia and Africa, $82 million for North America, $8 million for Pacific, $21 million for Bottling Investments and $10 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives.

•
During the three months ended March 29, 2013, operating income was unfavorably impacted by two fewer selling days during the first quarter of 2013 when compared to the first quarter of 2012. This impact was disproportionately more unfavorable for our finished goods businesses, particularly in our North America and Bottling Investments operating segments.

•
During the three months ended March 30, 2012, operating income was reduced by $20 million for North America due to changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé expiring.

•
During the three months ended March 30, 2012, operating income was reduced by $61 million for North America, $15 million for Bottling Investments and $3 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. During the same period, operating income was increased by $1 million for Europe due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives.

Interest Income
During the three months ended March 29, 2013, interest income was $116 million, compared to $115 million during the three months ended March 30, 2012, an increase of $1 million, or 1 percent. This increase primarily reflects additional investments in debt securities and money market funds in connection with the Company's overall cash management strategy, partially offset by lower average interest rates in some of our international locations as well as the unfavorable impact of foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
Interest Expense
During the three months ended March 29, 2013, interest expense was $102 million, compared to $88 million during the three months ended March 30, 2012, an increase of $14 million, or 16 percent. This increase primarily reflects the impact of interest rate swaps on our fixed-rate debt, additional long-term debt the Company issued during 2013 and increased commercial paper balances with higher interest rates. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for information on the Company's hedging program. See below for additional information related to the Company's long-term debt.
Issuances of Long-Term Debt
During the first quarter of 2013, the Company issued $2,500 million of long-term debt. The general terms of the notes issued are as follows:

•	$500 million total principal amount of notes due March 5, 2015, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") minus 0.02 percent;

•	$1,250 million total principal amount of notes due April 1, 2018, at a fixed interest rate of 1.15 percent; and

•	$750 million total principal amount of notes due April 1, 2023, at a fixed interest rate of 2.5 percent.
During the first quarter of 2012, the Company issued $2,750 million of long-term debt. The general terms of the notes issued are as follows:

•	$1,000 million total principal amount of notes due March 14, 2014, at a variable interest rate equal to the three-month LIBOR minus 0.05 percent;

•	$1,000 million total principal amount of notes due March 13, 2015, at a fixed interest rate of 0.75 percent; and

•	$750 million total principal amount of notes due March 14, 2018, at a fixed interest rate of 1.65 percent.

Fair Value Adjustments
As of March 29, 2013, the carrying value of the Company's long-term debt included $589 million of fair value adjustments related to the debt we assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 18 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Equity Income (Loss) — Net
Equity income (loss) — net represents the Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended March 29, 2013, equity income was $87 million, compared to equity income of $140 million during the three months ended March 30, 2012, a decrease of $53 million, or 38 percent. This decrease was primarily due to fluctuations in foreign currency exchange rates and the unfavorable impact of unusual or infrequent items recorded by certain of our equity method investees, partially offset by the Company's acquisition of an equity ownership interest in Aujan during the second quarter of 2012. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on foreign currency exchange fluctuations. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the unusual or infrequent items recorded by certain of our equity method investees.
During the three months ended March 29, 2013, the Company recorded a net charge of $39 million in the line item equity income (loss) — net. This net charge represents the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including a charge incurred by an equity method investee due to the devaluation of the Venezuelan bolivar. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation.
During the three months ended March 30, 2012, the Company recorded a net gain of $44 million in the line item equity income (loss) — net related to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. In addition, the Company recorded a charge of $3 million due to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category. These changes resulted in the joint venture focusing its geographic scope primarily on Europe and Canada. The Company accounts for our investment in BPW under the equity method of accounting.
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
During the three months ended March 29, 2013, other income (loss) — net was a loss of $165 million. The loss was primarily due to net foreign currency exchange losses of $178 million, partially offset by net gains of $16 million related to trading securities and the sale of available-for-sale securities as well as dividend income of $4 million. The net foreign currency exchange losses were primarily related to a charge of $140 million due to the devaluation of the Venezuelan bolivar. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on Venezuela's currency devaluation.
During the three months ended March 30, 2012, other income (loss) — net was income of $49 million, primarily due to net gains of $14 million related to trading securities and the sale of available-for-sale securities as well as net foreign currency exchange gains of $22 million.
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

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2013 is 23.5 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
The Company recorded income tax expense of $575 million (24.6 percent effective tax rate) during the three months ended March 29, 2013, and income tax expense of $658 million (24.1 percent effective tax rate) during the three months ended March 30, 2012. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended
	March 29, 2013		March 30, 2012
Productivity and reinvestment program	$(40)	[1]	$(24)	[5]
Other productivity, integration and restructuring initiatives	—	[2]	—
Certain tax matters	1	[3]	(8)	[6]
Other — net	4	[4]	(7)	[7]

[1]	Related to charges of $102 million due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $21 million due to the Company's other integration and restructuring initiatives. These initiatives were outside the scope of the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[4]
Related to charges of $176 million that primarily consisted of $149 million due to the devaluation of the Venezuelan bolivar and $30 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[5]	Related to charges of $64 million due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[6]
Related to a net tax benefit primarily associated with the reversal of a valuation allowance in one of the Company's foreign jurisdictions, partially offset by amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[7]
Related to a net gain of $15 million. This net gain is primarily due to a net gain of $44 million related to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees, partially offset by charges of $20 million associated with changes in the Company's ready-to-drink tea strategy in the United States, charges of $3 million associated with changes in the structure of BPW, and charges of $6 million associated with the Company's orange juice supply in the United States. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations throughout the remainder of 2013. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $6,410 million in lines of credit available for general corporate purposes as of March 29, 2013. These backup lines of credit expire at various times through 2017.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the three months ended March 29, 2013. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $15.2 billion as of March 29, 2013. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from these locations. The Company's subsidiaries in Argentina and Venezuela held $559 million of cash, cash equivalents, short-term investments and marketable securities as of March 29, 2013.
Net operating revenues in the United States were $4.5 billion for the three months ended March 29, 2013, or 40 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of domestic debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
In the future, should we require more capital to fund significant discretionary activities in the United States than is generated by our domestic operations and is available through the issuance of domestic debt, we could elect to repatriate future periods' earnings from foreign jurisdictions. This alternative could result in a higher effective tax rate in the future. While the likelihood is remote, the Company could also elect to repatriate earnings from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to various foreign jurisdictions, where applicable. This alternative could also result in a higher effective tax rate in the period in which such a determination is made to repatriate prior period foreign earnings. Refer to Note 14 of Notes to Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K for further information related to our income taxes and undistributed earnings of the Company's foreign subsidiaries.
Based on all of the aforementioned factors, the Company believes its current liquidity position is strong, and we will continue to meet all of our financial commitments for the foreseeable future.
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended March 29, 2013, and March 30, 2012, was $478 million and $493 million, respectively, a decrease of 3 percent. This decrease primarily reflects the impact of two fewer selling days during the first quarter of 2013 when compared to the first quarter of 2012, the unfavorable impact of foreign currency fluctuations and an increase in working capital in our finished product operations. Refer to the heading "Operations Review — Net Operating Revenues" above for additional information on the impact of foreign currency exchange fluctuations.
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
During the three months ended March 29, 2013, the Company contributed $558 million to our pension plans, and we anticipate making additional contributions of approximately $82 million to our pension plans during the remainder of 2013. The Company contributed $936 million to our pension plans during the three months ended March 30, 2012.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 29, 2013, and March 30, 2012, was $1,218 million and $4,883 million, respectively, a decrease of $3,665 million. This decrease was primarily related to a change in the Company's overall cash management program which resulted in a greater use of cash in 2012. Refer to the heading "Purchases of Investments and Proceeds from Disposals of Investments" below for the impact this change had on our condensed consolidated statements of cash flows.
Purchases of Investments and Proceeds from Disposals of Investments
During the three months ended March 29, 2013, purchases of investments were $3,506 million and proceeds from disposals of investments were $2,225 million, resulting in a net cash outflow of $1,281 million. During the three months ended March 30, 2012, purchases of investments were $4,664 million and proceeds from disposals of investments were $556 million, resulting in a net cash outflow of $4,108 million. These investments include time deposits that have maturities greater than three months but less than one year and are classified in the line item short-term investments in our condensed consolidated balance sheets. In addition, the Company made changes to its overall cash management program in 2012. In an effort to manage counterparty risk and diversify our assets, the Company shifted a large portion of its cash balances to investments in high-quality securities, primarily investments in debt securities, which were classified in the line item marketable securities in our condensed consolidated balance sheets. This change in strategy during the first quarter of 2012 resulted in a higher net cash outflow during the three months ended March 30, 2012, when compared to the three months ended March 29, 2013. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 29, 2013, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $28 million, none of which were individually significant.
During the three months ended March 30, 2012, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $120 million, primarily related to our acquisition of bottling operations in Vietnam and Cambodia.
Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for further information related to our Company's acquisition activities.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 29, 2013, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $690 million, which primarily included the sale of a majority ownership interest in our Philippine bottling operations to Coca-Cola FEMSA. The transaction was completed in January 2013. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
During the three months ended March 30, 2012, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $11 million, none of which were individually significant.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the three months ended March 29, 2013, were $463 million. The Company currently expects our 2013 full year capital expenditures to be approximately $3.0 billion, primarily in our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the three months ended March 30, 2012, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $565 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances and share repurchases. Net cash provided by financing activities during the three months ended March 29, 2013, totaled $1,435 million. Net cash provided by financing activities during the three months ended March 30, 2012, totaled $1,922 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. On March 29, 2013, we had $6,410 million in lines of credit available for general corporate purposes. These backup lines of credit expire at various times through 2017.
During the three months ended March 29, 2013, the Company had issuances of debt of $12,585 million, which included $1,161 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $8,935 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $2,489 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances.
The Company made payments of debt of $10,065 million during the three months ended March 29, 2013, which included $10,054 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $11 million.
During the first quarter of 2013, the Company issued $2,500 million of long-term debt. The general terms of the notes issued are as follows:

•	$500 million total principal amount of notes due March 5, 2015, at a variable interest rate equal to the three-month LIBOR minus 0.02 percent;

•	$1,250 million total principal amount of notes due April 1, 2018, at a fixed interest rate of 1.15 percent; and

•	$750 million total principal amount of notes due April 1, 2023, at a fixed interest rate of 2.5 percent.

In addition, during the first quarter of 2013, the Company issued redemption notices for certain amounts of our existing long-term debt. This transaction was completed in April 2013 and included the following notes:

•	$225 million total principal amount of notes due August 15, 2013, at a fixed interest rate of 5.0 percent;

•	$675 million total principal amount of notes due March 3, 2014, at a fixed interest rate of 7.375 percent; and

•	$354 million total principal amount of notes due March 1, 2015, at a fixed interest rate of 4.25 percent.
As of March 29, 2013, the carrying value of the Company's long-term debt included $589 million of fair value adjustments related to the debt assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 18 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
During the three months ended March 30, 2012, the Company had issuances of debt of $11,358 million and payments of debt of $8,835 million. The issuances of debt included $8,612 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and $2,746 million of long-term debt issuances, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances. The payments of debt included $1,113 million of net payments of commercial paper and short-term debt with maturities of 90 days or less and $7,075 million of payments of commercial paper and short-term debt with maturities greater than 90 days. In addition, the Company made payments of long-term debt of $647 million.
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
Issuances of Stock
During the three months ended March 29, 2013, the Company had issuances of stock of $417 million, a decrease of $19 million when compared to $436 million of stock issuances during the three months ended March 30, 2012.
Share Repurchases
During the three months ended March 29, 2013, the Company repurchased 39.3 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $38.47 per share, for a total cost of $1,513 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $1,523 million during the three months ended March 29, 2013. The total cash outflow for treasury stock during the first three months of 2013 includes treasury stock that was purchased and settled during the three months ended March 29, 2013, as well as treasury stock purchased in December 2012 that settled in early 2013; however, it does not include treasury stock that was purchased but did not settle during the three months ended March 29, 2013. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the three months ended March 29, 2013, resulted in a net cash outflow of $1,106 million. During 2013, the Company expects to purchase between $3.0 billion and $3.5 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.
During the three months ended March 30, 2012, the Company repurchased 38.0 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $35.47 per share, for a total cost of $1,349 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the three months ended March 30, 2012, was $1,079 million. The impact of the Company's issuances of stock and share repurchases during the three months ended March 30, 2012, resulted in a net cash outflow of $643 million.
Dividends
The Company did not have any cash payments for dividends during the three months ended March 29, 2013, and March 30, 2012. The Company's dividend for the first quarter of 2013 was paid on April 1, 2013, and totaled $1,247 million. The Company's dividend for the first quarter of 2012 was paid on April 1, 2012, and totaled $1,155 million.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our consolidated operating income for the three months ended March 29, 2013, by 3 percent when compared to the three months ended March 30, 2012. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have a negative impact on our consolidated results through the end of the year. Based on spot rates as of the beginning of April 2013 and our hedging coverage in place, the Company expects currencies to have a 3 percent and 2 percent negative impact on our second quarter and full year consolidated operating income, respectively.
In February 2013, the Venezuelan government announced a currency devaluation, and the Company remeasured the net assets related to its operations in Venezuela. During the three months ended March 29, 2013, we recorded a charge of $149 million due to the devaluation of the Venezuelan bolivar, including our proportionate share of the charge incurred by an equity method investee which has operations in Venezuela. This charge was primarily recorded in the line item other income (loss) — net with a portion recorded in the line item equity income (loss) — net in our condensed consolidated statement of income.
The absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from retained earnings. As of March 29, 2013, cash held by our Argentine and Venezuelan subsidiaries accounted for 3 percent of the combined total of our consolidated cash, cash equivalents, short-term investments and marketable securities.
The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's foreign currency management program.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet as of March 29, 2013, compared to our consolidated balance sheet as of December 31, 2012 (in millions):

	March 29, 2013	December 31, 2012	Increase (Decrease)		Percent Change
Cash and cash equivalents	$9,162	$8,442	$720		9%
Short-term investments	6,176	5,017	1,159		23
Marketable securities	3,090	3,092	(2)		—
Trade accounts receivable — net	5,007	4,759	248		5
Inventories	3,607	3,264	343		11
Prepaid expenses and other assets	3,294	2,781	513		18
Assets held for sale	1,183	2,973	(1,790)		(60)
Equity method investments	9,850	9,216	634		7
Other investments, principally bottling companies	1,227	1,232	(5)		—
Other assets	3,922	3,585	337		9
Property, plant and equipment — net	14,543	14,476	67		—
Trademarks with indefinite lives	6,570	6,527	43		1
Bottlers' franchise rights with indefinite lives	7,414	7,405	9		—
Goodwill	12,291	12,255	36		—
Other intangible assets	1,114	1,150	(36)		(3)
Total assets	$88,450	$86,174	$2,276		3%
Accounts payable and accrued expenses	$9,447	$8,680	$767		9%
Loans and notes payable	16,322	16,297	25		—
Current maturities of long-term debt	4,505	1,577	2,928		186
Accrued income taxes	382	471	(89)		(19)
Liabilities held for sale	446	796	(350)		(44)
Long-term debt	14,291	14,736	(445)		(3)
Other liabilities	4,949	5,468	(519)		(9)
Deferred income taxes	5,214	4,981	233		5
Total liabilities	$55,556	$53,006	$2,550		5%
Net assets	$32,894	$33,168	$(274)	[1]	(1)%
1 Includes an increase in net assets of $70 million resulting from foreign currency translation adjustments in various balance sheet accounts.
The increases/(decreases) in the table above include the impact of the following transactions and events:

•
Cash and cash equivalents increased $720 million, or 9 percent, and short-term investments increased $1,159 million, or 23 percent. These increases were primarily in anticipation of the first quarter 2013 dividend payment which was not made until April 1, 2013.

•
Assets held for sale decreased $1,790 million, or 60 percent, primarily due to the Company completing its sale of a majority ownership interest in our previously consolidated Philippine bottling operations to Coca-Cola FEMSA in January 2013. The remaining assets in this line item are related to the Company's consolidated Brazilian bottling operations which are still held for sale. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Equity method investments increased $634 million, or 7 percent, primarily due to the sale of a majority ownership interest in our previously consolidated Philippine bottling operations to Coca-Cola FEMSA on January 25, 2013. The Company now accounts for our ownership interest in the Philippine bottling operations as an equity method investment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Current maturities of long-term debt increased $2,928 million, or 186 percent, primarily due to long-term debt that is scheduled to mature, or will be redeemed, by the end of 2013. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Liabilities held for sale decreased $350 million, or 44 percent, primarily due to the Company completing its sale of a majority ownership interest in our previously consolidated Philippine bottling operations to Coca-Cola FEMSA in January 2013. The remaining liabilities in this line item are related to the Company's consolidated Brazilian bottling operations which are still held for sale. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Long-term debt decreased $445 million, or 3 percent, primarily due to a portion of the Company's long-term debt maturing, or being redeemed, within the next 12 months and being classified as current. This decrease was partially offset by the Company's issuance of long-term debt during the first quarter of 2013. Refer to the heading "Cash Flows from Financing Activities" above and Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Other liabilities decreased $519 million, or 9 percent, primarily due to the Company's contributions to our pension plans. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 29, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 29, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2012. The following updates and restates the description of the Aqua-Chem litigation to reflect developments and describes a new legal proceeding that arose during the three months ended March 29, 2013.
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
The Company and Aqua-Chem continued to pursue and obtain coverage agreements for the asbestos-related claims against Aqua-Chem with those insurance companies that did not settle in the Wisconsin insurance coverage litigation. The Company anticipated that a final settlement with three of those insurers (the "Chartis insurers") would be finalized in May 2011, but such insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit against them in Wisconsin state court to enforce the coverage-in-place settlement or, in the alternative, to obtain a declaratory judgment validating Aqua-Chem and the Company's interpretation of the court's judgment in the Wisconsin insurance coverage litigation.
In February 2012, the parties filed and argued a number of cross-motions for summary judgment related to the issues of the enforceability of the settlement agreement and the exhaustion of policies underlying those of the Chartis insurers. The court granted defendants' motions for summary judgment that the 2011 settlement agreement and 2010 term sheet were not binding contracts, but denied their similar motions related to the plaintiffs' claims for promissory and/or equitable estoppel. On or about May 15, 2012, the parties entered into a mutually agreeable settlement/stipulation resolving two major issues: exhaustion of underlying coverage and control of defense. On or about January 10, 2013, the parties reached a settlement of the estoppel claims and all of the remaining coverage issues, with the exception of one disputed issue relating to the scope of the Chartis insurers' defense obligations in two policy years. The trial court granted summary judgment in favor of the Company and Aqua-Chem on that one open issue and entered a final appealable judgment to that effect following the parties' settlement. On January 23, 2013, the Chartis insurers filed a notice of appeal of the trial court's summary judgment ruling. Whatever the outcome of that appeal, these three insurance companies will remain subject to the court's judgment in the Wisconsin insurance coverage litigation.
The Georgia Case remains subject to the stay agreed to in 2004.
Paw Paw, Michigan Juice Plant Environmental Matter
The Company's juice plant in Paw Paw, Michigan uses ammonia in its refrigeration equipment. The plant's use of ammonia is subject to the U.S. Clean Air Act's Risk Management Program (the "RMP"). Under the RMP, our plant must develop, maintain and implement a plan to prevent, mitigate and react to potential releases of ammonia into the environment. Following an inspection regarding compliance with the RMP, the U.S. Environmental Protection Agency (the "EPA") sent a notice dated March 12, 2013, to the Paw Paw juice plant alleging certain violations of the RMP and indicating that it may pursue an administrative enforcement action proposing civil penalties of $278,000. The Company intends to cooperate with the EPA and to seek a reasonable resolution of this matter.

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 29, 2013, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans[3]
January 1, 2013, through January 25, 2013	14,523,427	$37.39	14,523,427	528,419,717
January 26, 2013, through February 22, 2013	2,902,275	$37.90	2,900,000	525,519,717
February 23, 2013, through March 29, 2013	21,910,162	$39.27	21,889,100	503,630,617
Total	39,335,864	$38.47	39,312,527
1 The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling zero shares, 2,275 shares and 21,062 shares for the fiscal months of January, February and March 2013, respectively.
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
3 On October 18, 2012, we publicly announced that our Board of Directors had authorized a new plan (the "2012 Plan") for the Company to purchase up to 500 million shares of our Company's common stock. The 2012 Plan will allow the Company to continue repurchasing shares following the completion of the 2006 Plan. The maximum number of shares that may yet be purchased under the publicly announced plans reflects the combined total available under both the 2006 Plan and the 2012 Plan.
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

4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 31, 2007.
4.6	Form of Note for 3.625% Notes due March 15, 2014 — incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.8	Form of Note for 0.750% Notes due November 15, 2013 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.9	Form of Note for 1.500% Notes due November 15, 2015 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.10	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.11
Form of Registration Rights Agreement among the Company, the representatives of the initial purchasers of the Notes and the other parties named therein — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 8, 2011.

4.12	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.13	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.14	Form of Note for Floating Rate Notes due March 14, 2014 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.15	Form of Note for 0.750% Notes due March 13, 2015 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.16	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.17	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.18	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.19	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed March 5, 2013.
10.1
The Coca-Cola Company 1999 Stock Option Plan, as amended and restated through February 20, 2013 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 20, 2013.*

10.2
The Coca-Cola Company 2008 Stock Option Plan, as amended and restated through February 20, 2013 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 20, 2013.*

10.3
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 20, 2013 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 20, 2013.*

10.4
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 20, 2013.*

10.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 20, 2013.*

10.6
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed February 20, 2013.*

10.7
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed February 20, 2013.*

10.8	Amendment Three to the Coca-Cola Refreshments Supplemental Pension Plan, dated March 19, 2013.*
10.9	Amendment Three to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, dated March 19, 2013.*
10.10	Amendment Two to The Coca-Cola Company Supplemental Pension Plan, dated March 19, 2013.*
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 29, 2013, and March 30, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2013, and March 30, 2012, (iii) Condensed Consolidated Balance Sheets at March 29, 2013, and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2013, and March 30, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

---------------------------------
*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ KATHY N. WALLER
Date:	April 25, 2013	Kathy N. Waller Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

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

4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 31, 2007.
4.6	Form of Note for 3.625% Notes due March 15, 2014 — incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.8	Form of Note for 0.750% Notes due November 15, 2013 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.9	Form of Note for 1.500% Notes due November 15, 2015 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.10	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.11
Form of Exchange and Registration Rights Agreement among the Company, the representatives of the initial purchasers of the Notes and the other parties named therein — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 8, 2011.

4.12	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.13	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.14	Form of Note for Floating Rate Notes due March 14, 2014 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.15	Form of Note for 0.750% Notes due March 13, 2015 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.16	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.17	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.18	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.19	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed March 5, 2013.

10.1
The Coca-Cola Company 1999 Stock Option Plan, as amended and restated through February 20, 2013 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 20, 2013.*

10.2
The Coca-Cola Company 2008 Stock Option Plan, as amended and restated through February 20, 2013 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 20, 2013.*

10.3
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 20, 2013 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 20, 2013.*

10.4
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 20, 2013.*

10.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 20, 2013.*

10.6
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed February 20, 2013.*

10.7
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed February 20, 2013.*

10.8	Amendment Three to the Coca-Cola Refreshments Supplemental Pension Plan, dated March 19, 2013.*
10.9	Amendment Three to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, dated March 19, 2013.*
10.10	Amendment Two to The Coca-Cola Company Supplemental Pension Plan.*
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 29, 2013, and March 30, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2013, and March 30, 2012, (iii) Condensed Consolidated Balance Sheets at March 29, 2013, and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2013, and March 30, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

---------------------------------
*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.