Form 10-Q
period 2013-06-28
COCA COLA CO
filed 2013-07-25
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 22, 2013
$0.25 Par Value	4,433,153,574 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
NET OPERATING REVENUES	$12,749	$13,085	$23,784	$24,222
Cost of goods sold	4,989	5,224	9,313	9,572
GROSS PROFIT	7,760	7,861	14,471	14,650
Selling, general and administrative expenses	4,385	4,497	8,567	8,678
Other operating charges	132	70	253	169
OPERATING INCOME	3,243	3,294	5,651	5,803
Interest income	129	112	245	227
Interest expense	122	112	224	200
Equity income (loss) — net	246	245	333	385
Other income (loss) — net	29	84	(136)	133
INCOME BEFORE INCOME TAXES	3,525	3,623	5,869	6,348
Income taxes	831	823	1,406	1,481
CONSOLIDATED NET INCOME	2,694	2,800	4,463	4,867
Less: Net income attributable to noncontrolling interests	18	12	36	25
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,676	$2,788	$4,427	$4,842
BASIC NET INCOME PER SHARE[1]	$0.60	$0.62	$0.99	$1.07
DILUTED NET INCOME PER SHARE[1]	$0.59	$0.61	$0.98	$1.05
DIVIDENDS PER SHARE	$0.28	$0.255	$0.56	$0.51
AVERAGE SHARES OUTSTANDING	4,446	4,511	4,450	4,518
Effect of dilutive securities	81	81	78	78
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,527	4,592	4,528	4,596
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
CONSOLIDATED NET INCOME	$2,694	$2,800	$4,463	$4,867
Other comprehensive income:
Net foreign currency translation adjustment	(1,051)	(1,729)	(981)	(799)
Net gain (loss) on derivatives	117	28	204	59
Net unrealized gain (loss) on available-for-sale securities	18	66	26	166
Net change in pension and other benefit liabilities	46	22	78	11
TOTAL COMPREHENSIVE INCOME	1,824	1,187	3,790	4,304
Less: Comprehensive income (loss) attributable to noncontrolling interests	20	(7)	61	57
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,804	$1,194	$3,729	$4,247
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	June 28, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,406	$8,442
Short-term investments	6,634	5,017
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	16,040	13,459
Marketable securities	3,173	3,092
Trade accounts receivable, less allowances of $55 and $53, respectively	5,516	4,759
Inventories	3,643	3,264
Prepaid expenses and other assets	3,055	2,781
Assets held for sale	1,145	2,973
TOTAL CURRENT ASSETS	32,572	30,328
EQUITY METHOD INVESTMENTS	9,511	9,216
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	1,318	1,232
OTHER ASSETS	3,855	3,585
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $9,602 and $9,010, respectively	14,549	14,476
TRADEMARKS WITH INDEFINITE LIVES	6,541	6,527
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,410	7,405
GOODWILL	12,657	12,255
OTHER INTANGIBLE ASSETS	1,098	1,150
TOTAL ASSETS	$89,511	$86,174
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,047	$8,680
Loans and notes payable	18,314	16,297
Current maturities of long-term debt	3,193	1,577
Accrued income taxes	447	471
Liabilities held for sale	468	796
TOTAL CURRENT LIABILITIES	32,469	27,821
LONG-TERM DEBT	14,179	14,736
OTHER LIABILITIES	4,934	5,468
DEFERRED INCOME TAXES	5,298	4,981
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	11,990	11,379
Reinvested earnings	59,978	58,045
Accumulated other comprehensive income (loss)	(4,083)	(3,385)
Treasury stock, at cost — 2,606 and 2,571 shares, respectively	(37,422)	(35,009)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	32,223	32,790
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	408	378
TOTAL EQUITY	32,631	33,168
TOTAL LIABILITIES AND EQUITY	$89,511	$86,174
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	June 28, 2013	June 29, 2012
OPERATING ACTIVITIES
Consolidated net income	$4,463	$4,867
Depreciation and amortization	947	955
Stock-based compensation expense	92	166
Deferred income taxes	100	53
Equity (income) loss — net of dividends	(132)	(143)
Foreign currency adjustments	159	(82)
Significant (gains) losses on sales of assets — net	(23)	(106)
Other operating charges	83	99
Other items	22	32
Net change in operating assets and liabilities	(1,755)	(1,663)
Net cash provided by operating activities	3,956	4,178
INVESTING ACTIVITIES
Purchases of investments	(7,077)	(8,617)
Proceeds from disposals of investments	5,224	2,038
Acquisitions of businesses, equity method investments and nonmarketable securities	(308)	(755)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	690	11
Purchases of property, plant and equipment	(1,069)	(1,305)
Proceeds from disposals of property, plant and equipment	57	57
Other investing activities	(225)	11
Net cash provided by (used in) investing activities	(2,708)	(8,560)
FINANCING ACTIVITIES
Issuances of debt	22,779	21,964
Payments of debt	(19,454)	(18,101)
Issuances of stock	951	995
Purchases of stock for treasury	(2,978)	(2,610)
Dividends	(1,249)	(1,155)
Other financing activities	87	55
Net cash provided by (used in) financing activities	136	1,148
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(420)	(232)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	964	(3,466)
Balance at beginning of period	8,442	12,803
Balance at end of period	$9,406	$9,337
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2013 and 2012 ended on June 28, 2013, and June 29, 2012, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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

NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the six months ended June 28, 2013, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $308 million, which primarily included our acquisition of the majority of the remaining outstanding shares of Fresh Trading Ltd. ("innocent") and bottling operations in Myanmar. The Company previously accounted for our investment in innocent under the equity method of accounting. We remeasured our equity interest in innocent to fair value upon the close of the transaction. The resulting gain on the remeasurement was not significant to our condensed consolidated financial statements.
During the six months ended June 29, 2012, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $755 million, which primarily included investments in the existing beverage business of Aujan Industries Company J.S.C. ("Aujan"), one of the largest independent beverage companies in the Middle East, and our acquisition of bottling operations in Vietnam, Cambodia and Guatemala.
The Company transferred $531 million during the six months ended June 29, 2012, under its definitive agreement with Aujan in exchange for an ownership interest of 50 percent in the Aujan entity that holds the rights to Aujan-owned brands in certain territories and an ownership interest of 49 percent in Aujan's bottling and distribution operations in certain territories. The Company's investments in Aujan are being accounted for under the equity method of accounting.
Divestitures
During the six months ended June 28, 2013, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $690 million, which primarily included the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines ("Philippine bottling operations") to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee. The Company now accounts for our ownership interest in the Philippine bottling operations under the equity method of accounting. Following this transaction, we remeasured our investment in the Philippine bottling operations to fair value taking into consideration the sale price of the majority ownership interest. Coca-Cola FEMSA has an option to purchase our remaining ownership interest in the Philippine bottling operations at any time during the seven years following closing based on the initial purchase price plus a defined return. Coca-Cola FEMSA also has an option exercisable during the sixth year after closing to sell its ownership interest back to the Company at a price not to exceed the initial purchase price.
During the six months ended June 29, 2012, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $11 million. None of the disposals were individually significant.
Assets and Liabilities Held for Sale
On December 13, 2012, the Company and Coca-Cola FEMSA executed a share purchase agreement for the sale of a majority ownership interest in our consolidated Philippine bottling operations. This transaction was completed on January 25, 2013. As of December 31, 2012, our Philippine bottling operations met the criteria to be classified as held for sale, and we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company recorded a total loss of $107 million, primarily during the fourth quarter of 2012, on the sale of our Philippine bottling operations. Refer to the table below for details of our Philippine bottling assets and liabilities that were classified as held for sale as of December 31, 2012.
On December 17, 2012, the Company entered into an agreement with several parties to combine our consolidated bottling operations in Brazil ("Brazilian bottling operations") with an independent bottler in Brazil in a transaction involving a disposition of shares for cash and an exchange of shares for a minority ownership interest in the newly combined entity resulting, upon completion, in the deconsolidation of our Brazilian bottling operations. As a result, our Brazilian bottling operations met the criteria to be classified as held for sale. We were not required to record their assets and liabilities at fair value less any costs to sell because their fair value exceeded our carrying value as of June 28, 2013, and December 31, 2012. This transaction was completed on July 3, 2013.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheets as of June 28, 2013, and December 31, 2012 (in millions):

	June 28, 2013	December 31, 2012
	Brazilian Bottling Operations	Brazilian Bottling Operations	Philippine Bottling Operations	Total Bottling Operations Held for Sale as of December 31, 2012
Cash, cash equivalents and short-term investments	$162	$45	$133	$178
Trade accounts receivable, less allowances	59	88	108	196
Inventories	92	85	187	272
Prepaid expenses and other assets	118	174	223	397
Other assets	144	128	7	135
Property, plant and equipment — net	428	419	841	1,260
Bottlers' franchise rights with indefinite lives	122	130	341	471
Goodwill	20	22	148	170
Other intangible assets	—	1	—	1
Allowance for reduction of assets held for sale	—	—	(107)	(107)
Total assets[1]	$1,145	$1,092	$1,881	$2,973
Accounts payable and accrued expenses	$141	$157	$241	$398
Loans and notes payable	58	6	—	6
Current maturities of long-term debt	28	28	—	28
Accrued income taxes	1	4	(4)	—
Long-term debt	157	147	—	147
Other liabilities	64	75	20	95
Deferred income taxes	19	20	102	122
Total liabilities[1]	$468	$437	$359	$796

[1]
The assets and liabilities of our Philippine and Brazilian bottling operations were included in our Bottling Investments operating segment during the period(s) in which they were consolidated entities of the Company. Refer to Note 15.

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

Trading Securities
As of June 28, 2013, and December 31, 2012, our trading securities had a fair value of $277 million and $266 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $30 million and $19 million as of June 28, 2013, and December 31, 2012, respectively. The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	June 28, 2013	December 31, 2012
Marketable securities	$195	$184
Other assets	82	82
Total trading securities	$277	$266
Available-for-Sale and Held-to-Maturity Securities
As of June 28, 2013, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$949	$544	$(19)	$1,474
Debt securities	3,233	34	(22)	3,245
Total available-for-sale securities	$4,182	$578	$(41)	$4,719
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2012, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$957	$441	$(10)	$1,388
Debt securities	3,169	46	(10)	3,205
Total available-for-sale securities	$4,126	$487	$(20)	$4,593
1 Refer to Note 14 for additional information related to the estimated fair value.
The sale and/or maturity of available-for-sale securities resulted in the following activity during the three and six months ended June 28, 2013, and June 29, 2012 (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Gross gains	$3	$11	$8	$12
Gross losses	(5)	—	(10)	(2)
Proceeds	1,121	1,611	2,258	2,842
The Company uses one of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of June 28, 2013, and December 31, 2012, the Company's available-for-sale securities included solvency capital funds of $454 million and $451 million, respectively.

The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	June 28, 2013	December 31, 2012
Cash and cash equivalents	$—	$9
Marketable securities	2,978	2,908
Other investments, principally bottling companies	1,168	1,087
Other assets	573	589
Total available-for-sale securities	$4,719	$4,593
The contractual maturities of these available-for-sale securities as of June 28, 2013, were as follows (in millions):

	Cost	Fair Value
Within 1 year	$1,210	$1,218
After 1 year through 5 years	1,541	1,544
After 5 years through 10 years	141	146
After 10 years	341	337
Equity securities	949	1,474
Total available-for-sale securities	$4,182	$4,719
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
As of June 28, 2013, and December 31, 2012, the Company did not have any held-to-maturity securities.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of June 28, 2013, and December 31, 2012. Our cost method investments had a carrying value of $150 million and $145 million as of June 28, 2013, and December 31, 2012, respectively.
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

	June 28, 2013	December 31, 2012
Raw materials and packaging	$1,909	$1,773
Finished goods	1,397	1,171
Other	337	320
Total inventories	$3,643	$3,264

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

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	June 28, 2013	December 31, 2012
Assets
Foreign currency contracts	Prepaid expenses and other assets	$298	$149
Foreign currency contracts	Other assets	70	—
Interest rate contracts	Prepaid expenses and other assets	52	7
Interest rate contracts	Other assets	284	335
Total assets		$704	$491
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$49	$55
Foreign currency contracts	Other liabilities	22	—
Commodity contracts	Accounts payable and accrued expenses	1	1
Interest rate contracts	Other liabilities	—	6
Total liabilities		$72	$62
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
2 Refer to Note 14 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	June 28, 2013	December 31, 2012
Assets
Foreign currency contracts	Prepaid expenses and other assets	$30	$19
Foreign currency contracts	Other assets	156	42
Commodity contracts	Prepaid expenses and other assets	64	72
Other derivative instruments	Prepaid expenses and other assets	1	6
Total assets		$251	$139
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$52	$24
Foreign currency contracts	Other liabilities	11	1
Commodity contracts	Accounts payable and accrued expenses	55	43
Commodity contracts	Other liabilities	3	1
Interest rate contracts	Other liabilities	3	—
Other derivative instruments	Accounts payable and accrued expenses	5	2
Total liabilities		$129	$71
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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our condensed consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the six months ended June 28, 2013, or June 29, 2012. The maximum length of time for which the Company hedges its exposure to future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $6,473 million and $4,715 million as of June 28, 2013, and December 31, 2012, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that were designated and qualified for the Company's commodity cash flow hedging program was $17 million as of June 28, 2013, and December 31, 2012.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $2,778 million and $1,764 million as of June 28, 2013, and December 31, 2012, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended June 28, 2013 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$89	Net operating revenues	$51	$1
Foreign currency contracts	14	Cost of goods sold	8	—
Interest rate contracts	138	Interest expense	(3)	—
Commodity contracts	(1)	Cost of goods sold	(1)	—
Total	$240		$55	$1
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the six months ended June 28, 2013 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$220	Net operating revenues	$70	$1
Foreign currency contracts	35	Cost of goods sold	10	—
Interest rate contracts	151	Interest expense	(6)	—	[2]
Commodity contracts	1	Cost of goods sold	(1)	—
Total	$407		$73	$1
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
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the six months ended June 29, 2012 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$71	Net operating revenues	$(26)	$2
Foreign currency contracts	12	Cost of goods sold	(12)	—
Interest rate contracts	—	Interest expense	(6)	—
Commodity contracts	(4)	Cost of goods sold	—	—
Total	$79		$(44)	$2
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.

As of June 28, 2013, the Company estimates that it will reclassify into earnings during the next 12 months approximately $228 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of June 28, 2013, such adjustments had cumulatively increased the carrying value of our long-term debt by $106 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining difference between the carrying value of the hedged item at that time and the par value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $6,550 million and $6,700 million as of June 28, 2013, and December 31, 2012, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $899 million and $850 million as of June 28, 2013, and December 31, 2012, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended June 28, 2013, and June 29, 2012 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		June 28, 2013	June 29, 2012
Interest rate swaps	Interest expense	$(116)	$90
Fixed-rate debt	Interest expense	131	(90)
Net impact to interest expense		$15	$—
Foreign currency contracts	Other income (loss) — net	$(17)	$(25)
Available-for-sale securities	Other income (loss) — net	14	23
Net impact to other income (loss) — net		$(3)	$(2)
Net impact of fair value hedging instruments		$12	$(2)
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the six months ended June 28, 2013, and June 29, 2012 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		June 28, 2013	June 29, 2012
Interest rate swaps	Interest expense	$(151)	$69
Fixed-rate debt	Interest expense	176	(51)
Net impact to interest expense		$25	$18
Foreign currency contracts	Other income (loss) — net	$(7)	$15
Available-for-sale securities	Other income (loss) — net	(2)	(16)
Net impact to other income (loss) — net		$(9)	$(1)
Net impact of fair value hedging instruments		$16	$17

Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional values of derivatives that were designated and qualified for the Company's net investments hedging program were $1,491 million and $1,718 million as of June 28, 2013, and December 31, 2012, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the three and six months ended June 28, 2013, and June 29, 2012 (in millions):

	Gain (Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Foreign currency contracts	$87	$136	$30	$42
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the three and six months ended June 28, 2013, and June 29, 2012. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended June 28, 2013, and June 29, 2012.
Economic (Nondesignated) Hedging Strategy
In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of foreign currency, interest rate and commodity exposure. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The changes in fair values of economic hedges are immediately recognized into earnings.
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues and cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,263 million and $3,865 million as of June 28, 2013, and December 31, 2012, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items cost of goods sold and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $1,571 million and $1,084 million as of June 28, 2013, and December 31, 2012, respectively.

The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three and six months ended June 28, 2013, and June 29, 2012, respectively (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	June 28, 2013	June 29, 2012
Foreign currency contracts	Net operating revenues	$6	$6
Foreign currency contracts	Other income (loss) — net	6	(184)
Foreign currency contracts	Cost of goods sold	2	3
Interest rate contracts	Interest expense	(3)	—
Commodity contracts	Net operating revenues	(1)	—
Commodity contracts	Cost of goods sold	(75)	(50)
Commodity contracts	Selling, general and administrative expenses	(2)	(26)
Other derivative instruments	Selling, general and administrative expenses	4	2
Total		$(63)	$(249)

		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	June 28, 2013	June 29, 2012
Foreign currency contracts	Net operating revenues	$4	$(3)
Foreign currency contracts	Other income (loss) — net	73	(72)
Foreign currency contracts	Cost of goods sold	—	3
Interest rate contracts	Interest expense	(3)	—
Commodity contracts	Net operating revenues	(1)	—
Commodity contracts	Cost of goods sold	(144)	(44)
Commodity contracts	Selling, general and administrative expenses	(2)	(7)
Other derivative instruments	Selling, general and administrative expenses	24	18
Total		$(49)	$(105)
NOTE 6: DEBT AND BORROWING ARRANGEMENTS
During the three months ended June 28, 2013, the Company extinguished $1,254 million of long-term debt prior to maturity and recorded a charge of $23 million in the line item interest expense in our condensed consolidated statement of income. The general terms of the notes that were extinguished are as follows:

•	$225 million total principal amount of notes due August 15, 2013, at a fixed interest rate of 5.0 percent;

•	$675 million total principal amount of notes due March 3, 2014, at a fixed interest rate of 7.375 percent; and

•	$354 million total principal amount of notes due March 1, 2015, at a fixed interest rate of 4.25 percent.
During the first quarter of 2013, the Company issued $2,500 million of long-term debt. The general terms of the notes issued are as follows:

•	$500 million total principal amount of notes due March 5, 2015, at a variable interest rate equal to the three-month London Interbank Offered Rate minus 0.02 percent;

•	$1,250 million total principal amount of notes due April 1, 2018, at a fixed interest rate of 1.15 percent; and

•	$750 million total principal amount of notes due April 1, 2023, at a fixed interest rate of 2.5 percent.

NOTE 7: COMMITMENTS AND CONTINGENCIES
Guarantees
As of June 28, 2013, we were contingently liable for guarantees of indebtedness owed by third parties of $644 million, of which $290 million related to variable interest entities ("VIEs"). These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees were individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $522 million and $508 million as of June 28, 2013, and December 31, 2012, respectively.
NOTE 8: COMPREHENSIVE INCOME
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended June 28, 2013
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$4,427	$36	$4,463
Other comprehensive income:
Net foreign currency translation adjustment	(1,006)	25	(981)
Net gain (loss) on derivatives[1]	204	—	204
Net unrealized gain (loss) on available-for-sale securities[2]	26	—	26
Net change in pension and other benefit liabilities	78	—	78
Total comprehensive income	$3,729	$61	$3,790
1 Refer to Note 5 for information related to the net gain or loss on derivative instruments classified as cash flow hedges.
2 Refer to Note 3 for information related to the net unrealized gain or loss on available-for-sale securities.

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended June 28, 2013	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(1,004)	$(47)	$(1,051)
Reclassification adjustments recognized in net income	(2)	—	(2)
Net foreign currency translation adjustments	(1,006)	(47)	(1,053)
Derivatives:
Unrealized gains (losses) arising during the period	240	(89)	151
Reclassification adjustments recognized in net income	(55)	21	(34)
Net gain (loss) on derivatives[1]	185	(68)	117
Available-for-sale securities:
Unrealized gains (losses) arising during the period	39	(23)	16
Reclassification adjustments recognized in net income	2	—	2
Net change in unrealized gain (loss) on available-for-sale securities[2]	41	(23)	18
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	18	(4)	14
Reclassification adjustments recognized in net income	50	(18)	32
Net change in pension and other benefit liabilities[3]	68	(22)	46
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(712)	$(160)	$(872)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Six Months Ended June 28, 2013	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(679)	$(107)	$(786)
Reclassification adjustments recognized in net income	(220)	—	(220)
Net foreign currency translation adjustments	(899)	(107)	(1,006)
Derivatives:
Unrealized gains (losses) arising during the period	402	(153)	249
Reclassification adjustments recognized in net income	(73)	28	(45)
Net gain (loss) on derivatives[1]	329	(125)	204
Available-for-sale securities:
Unrealized gains (losses) arising during the period	44	(20)	24
Reclassification adjustments recognized in net income	2	—	2
Net change in unrealized gain (loss) on available-for-sale securities[2]	46	(20)	26
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	25	(9)	16
Reclassification adjustments recognized in net income	98	(36)	62
Net change in pension and other benefit liabilities[3]	123	(45)	78
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(401)	$(297)	$(698)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended June 29, 2012	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(1,707)	$(10)	$(1,717)
Reclassification adjustments recognized in net income	7	—	7
Net foreign currency translation adjustments	(1,700)	(10)	(1,710)
Derivatives:
Unrealized gains (losses) arising during the period	40	(21)	19
Reclassification adjustments recognized in net income	15	(6)	9
Net gain (loss) on derivatives[1]	55	(27)	28
Available-for-sale securities:
Unrealized gains (losses) arising during the period	113	(35)	78
Reclassification adjustments recognized in net income	(12)	—	(12)
Net change in unrealized gain (loss) on available-for-sale securities[2]	101	(35)	66
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	7	1	8
Reclassification adjustments recognized in net income	22	(8)	14
Net change in pension and other benefit liabilities[3]	29	(7)	22
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(1,515)	$(79)	$(1,594)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Six Months Ended June 29, 2012	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(807)	$(31)	$(838)
Reclassification adjustments recognized in net income	7	—	7
Net foreign currency translation adjustments	(800)	(31)	(831)
Derivatives:
Unrealized gains (losses) arising during the period	63	(31)	32
Reclassification adjustments recognized in net income	44	(17)	27
Net gain (loss) on derivatives[1]	107	(48)	59
Available-for-sale securities:
Unrealized gains (losses) arising during the period	268	(92)	176
Reclassification adjustments recognized in net income	(10)	—	(10)
Net change in unrealized gain (loss) on available-for-sale securities[2]	258	(92)	166
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	(17)	—	(17)
Reclassification adjustments recognized in net income	44	(16)	28
Net change in pension and other benefit liabilities[3]	27	(16)	11
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(408)	$(187)	$(595)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded during the three and six months ended June 28, 2013 (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Location of Gain (Loss) Recognized in Income	Three Months Ended June 28, 2013	Six Months Ended June 28, 2013
Foreign currency translation adjustments:
Divestitures, deconsolidations and other	Other income (loss) — net	$(2)	$(220)	[1]
	Income before income taxes	$(2)	$(220)
	Income taxes	—	—
	Consolidated net income	$(2)	$(220)
Derivatives:
Foreign currency contracts	Net operating revenues	$(51)	$(70)
Foreign currency contracts	Cost of goods sold	(7)	(9)
Interest rate contracts	Interest expense	3	6
	Income before income taxes	$(55)	$(73)
	Income taxes	21	28
	Consolidated net income	$(34)	$(45)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$2	$2
	Income before income taxes	$2	$2
	Income taxes	—	—
	Consolidated net income	$2	$2
Pension and other benefit liabilities:
Insignificant items	Other income (loss) — net	$—	$(1)
Amortization of net actuarial loss	*	52	105
Amortization of prior service cost (credit)	*	(2)	(6)
	Income before income taxes	$50	$98
	Income taxes	(18)	(36)
	Consolidated net income	$32	$62

*
This component of AOCI is included in the Company's computation of net periodic benefit cost and is not reclassified out of AOCI into a single line item in our condensed consolidated statements of income in its entirety. Refer to Note 12 for additional information.

[1]	Primarily related to the disposition of our Philippine bottling operations in January 2013. Refer to Note 2 for additional information related to this transaction.

NOTE 9: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2012	$33,168	$58,045	$(3,385)	$1,760	$11,379	$(35,009)	$378
Comprehensive income (loss)	3,790	4,427	(698)	—	—	—	61
Dividends paid/payable to shareowners of The Coca-Cola Company	(2,494)	(2,494)	—	—	—	—	—
Dividends paid to noncontrolling interests	(50)	—	—	—	—	—	(50)
Contributions by noncontrolling interests	1	—	—	—	—	—	1
Business combinations	25	—	—	—	—	—	25
Deconsolidation of certain entities	(7)	—	—	—	—	—	(7)
Purchases of treasury stock	(2,935)	—	—	—	—	(2,935)	—
Impact of employee stock option and restricted stock plans	1,133	—	—	—	611	522	—
June 28, 2013	$32,631	$59,978	$(4,083)	$1,760	$11,990	$(37,422)	$408
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
Other Operating Charges
During the three months ended June 28, 2013, the Company incurred other operating charges of $132 million. These charges primarily consisted of $113 million due to the Company's productivity and reinvestment program as well as $20 million due to the Company's integration of our German bottling and distribution operations. Refer to Note 11 for additional information on these initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the six months ended June 28, 2013, the Company incurred other operating charges of $253 million. These charges primarily consisted of $215 million due to the Company's productivity and reinvestment program as well as $41 million due to the Company's other restructuring initiatives and the integration of our German bottling and distribution operations. Refer to Note 11 for additional information on these initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended June 29, 2012, the Company incurred other operating charges of $70 million. These charges consisted of $54 million due to the Company's productivity and reinvestment program; $15 million due to the Company's other restructuring and integration initiatives, including the integration of our German bottling and distribution operations; and $3 million due to costs associated with the Company detecting carbendazim in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by a reversal of $2 million due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the six months ended June 29, 2012, the Company incurred other operating charges of $169 million. These charges consisted of $118 million due to the Company's productivity and reinvestment program; $30 million due to the Company's other restructuring and integration initiatives, including the integration of our German bottling and distribution operations; $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé S.A. ("Nestlé") terminating at the end of 2012; and $4 million due to costs associated with the Company detecting carbendazim in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by a reversal of $3 million due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three and six months ended June 28, 2013, the Company recorded net charges of $3 million and $42 million, respectively, in the line item equity income (loss) — net. These net charges represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. The net charge recorded during the six months ended June 28, 2013, includes a charge incurred by an equity method investee due to the devaluation of the Venezuelan bolivar. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended June 29, 2012, the Company recorded a net charge of $1 million in the line item equity income (loss) — net. This net charge primarily represents the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. In addition, the Company recorded charges of $11 million due to changes in the structure of Beverage Partners Worldwide ("BPW"), our 50/50 joint venture with Nestlé in the ready-to-drink tea category. These changes resulted in the joint venture focusing its geographic scope primarily on Europe and Canada. The Company accounts for our investment in BPW under the equity method of accounting. Refer to Note 15 for the impact these charges had on our operating segments.
During the six months ended June 29, 2012, the Company recorded a net gain of $43 million in the line item equity income (loss) — net. This net gain primarily represents the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. In addition, the Company recorded charges of $14 million due to changes in the structure of BPW. The Company accounts for our investment in BPW under the equity method of accounting. Refer to Note 15 for the impact these charges had on our operating segments.
Other Income (Loss) — Net
During the three and six months ended June 28, 2013, the Company recorded a loss of $144 million related to the pending merger of four of its Japanese bottling partners. In 2012, the four bottlers announced their intent to merge as Coca-Cola East Japan Bottling Company, Ltd. ("CCEJ"), a publicly traded entity, through a share exchange. The merger was approved by the respective bottlers' shareowners in March 2013, and the transaction received final regulatory approval in May 2013. The terms of the merger agreement include the issuance of new shares of one of the publicly traded bottlers in exchange for 100 percent of the outstanding shares of the remaining three bottlers according to an agreed upon share exchange ratio. Based on the closing price of the shares on June 28, 2013, the value of the shares that the Company will receive in exchange for its investments in two of the non-publicly traded bottlers was less than the carrying value of those investments. As a result, we were required to write down the carrying value of these investments to their implied fair value, resulting in a loss. The merger was completed effective July 1, 2013.
During the three and six months ended June 28, 2013, the Company also recognized a gain of $139 million due to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company sold a proportionate share of its investment in Coca-Cola FEMSA. Refer to Note 15 for the impact this gain had on our operating segments.
In addition, during the six months ended June 28, 2013, the Company recorded a charge of $140 million in the line item other income (loss) — net due to the Venezuelan government announcing a currency devaluation. As a result of this devaluation, the Company remeasured the net assets related to its operations in Venezuela. Refer to Note 15 for the impact this charge had on our operating segments.
During the three and six months ended June 29, 2012, the Company recognized a gain of $92 million due to Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company sold a proportionate share of its investment in Coca-Cola FEMSA. Refer to Note 15 for the impact this gain had on our operating segments.

NOTE 11: PRODUCTIVITY, INTEGRATION AND RESTRUCTURING INITIATIVES
Productivity and Reinvestment
In February 2012, the Company announced a four-year productivity and reinvestment program which is designed to further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and further integration of Coca-Cola Enterprises' former North America business.
As of June 28, 2013, the Company has incurred total pretax expenses of $485 million related to this program since the plan commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the tables below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the tables below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended June 28, 2013 (in millions):

	Accrued Balance March 29, 2013	Costs Incurred Three Months Ended June 28, 2013	Payments	Noncash and Exchange	Accrued Balance June 28, 2013
Severance pay and benefits	$50	$34	$(47)	$—	$37
Outside services	3	14	(14)	—	3
Other direct costs	10	65	(63)	—	12
Total	$63	$113	$(124)	$—	$52
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the six months ended June 28, 2013 (in millions):

	Accrued Balance December 31, 2012	Costs Incurred Six Months Ended June 28, 2013	Payments	Noncash and Exchange	Accrued Balance June 28, 2013
Severance pay and benefits	$12	$79	$(54)	$—	$37
Outside services	6	37	(40)	—	3
Other direct costs	8	99	(95)	—	12
Total	$26	$215	$(189)	$—	$52
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $20 million and $40 million related to this initiative during the three and six months ended June 28, 2013, respectively, and has incurred total pretax expenses of $480 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The charges recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $95 million and $96 million accrued related to these integration costs as of June 28, 2013, and December 31, 2012, respectively.
The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which, if implemented, will result in additional charges in future periods. However, as of June 28, 2013, the Company has not finalized any additional plans.

NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following during the three and six months ended June 28, 2013, and June 29, 2012, respectively (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$69	$71	$9	$9
Interest cost	95	97	10	11
Expected return on plan assets	(165)	(144)	(3)	(2)
Amortization of prior service cost (credit)	—	—	(2)	(13)
Amortization of net actuarial loss	49	34	3	1
Total cost (credit) recognized in statements of income	$48	$58	$17	$6

	Pension Benefits		Other Benefits
	Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$138	$136	$18	$17
Interest cost	189	195	21	22
Expected return on plan assets	(329)	(288)	(5)	(4)
Amortization of prior service cost (credit)	(1)	(1)	(5)	(26)
Amortization of net actuarial loss	99	68	6	3
Total cost (credit) recognized in statements of income	$96	$110	$35	$12
During the six months ended June 28, 2013, the Company contributed $616 million to our pension plans, and we anticipate making additional contributions of approximately $14 million to our pension plans during the remainder of 2013. The Company contributed $990 million to our pension plans during the six months ended June 29, 2012.
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
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2013 is 23.0 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

The Company recorded income tax expense of $831 million (23.5 percent effective tax rate) and $823 million (22.7 percent effective tax rate) during the three months ended June 28, 2013, and June 29, 2012, respectively. The Company recorded income tax expense of $1,406 million (23.9 percent effective tax rate) and $1,481 million (23.3 percent effective tax rate) during the six months ended June 28, 2013, and June 29, 2012, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Six Months Ended
	June 28, 2013		June 29, 2012		June 28, 2013		June 29, 2012
Productivity and reinvestment program	$(38)	[1]	$(20)	[7]	$(78)	[1]	$(44)	[7]
Other productivity, integration and restructuring initiatives	1	[2]	1	[8]	1	[2]	1	[8]
Transaction gains and losses	48	[3]	33	[9]	48	[3]	33	[9]
Certain tax matters	(1)	[4]	(25)	[10]	—	[4]	(33)	[12]
Other — net	(8)	[5]	(7)	[11]	(4)	[6]	(14)	[13]

[1]
Related to charges of $113 million and $215 million during the three and six months ended June 28, 2013, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[2]
Related to net charges of $18 million and $39 million during the three and six months ended June 28, 2013, respectively. These charges were primarily due to the Company's other restructuring initiatives that are outside the scope of the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[3]
Related to a net charge of $11 million that primarily consisted of a loss of $144 million due to the pending merger of four of the Company's Japanese bottling partners, partially offset by a gain of $139 million the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14.

[4]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[5]	Related to a charge of $26 million that primarily consisted of a charge of $23 million due to the early extinguishment of certain long-term debt. Refer to Note 6.

[6]
Related to a charge of $202 million that primarily consisted of a charge of $23 million due to the early extinguishment of certain long-term debt; a charge of $149 million due to the devaluation of the Venezuelan bolivar; and a net charge of $33 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity investees. Refer to Note 6 and Note 10.

[7]
Related to charges of $54 million and $118 million during the three and six months ended June 29, 2012, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[8]
Related to charges of $13 million and $27 million during the three and six months ended June 29, 2012, respectively. These charges were primarily due to the Company's other restructuring initiatives that are outside the scope of the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[9]
Related to a gain of $92 million the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14.

[10]
Related to a net tax benefit primarily associated with the reversal of a valuation allowance in one of the Company's foreign jurisdictions as well as amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[11]
Related to a charge of $18 million that consisted of a net charge of $1 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees; charges of $11 million associated with changes in the structure of BPW; and charges of $6 million associated with the Company's orange juice supply in the United States. Refer to Note 10.

[12]
Related to a net tax benefit primarily associated with the reversal of valuation allowances in the Company's foreign jurisdictions, partially offset by amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[13]
Related to a net charge of $3 million due to charges of $20 million associated with changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé terminating at the end of 2012; charges of $14 million associated with changes in the structure of BPW; and charges of $12 million associated with the Company's orange juice supply in the United States. These charges were partially offset by a net gain of $43 million related to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

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
The fair values of our derivative instruments other than futures were determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments other than futures include the applicable exchange rates, forward rates, interest rates and discount rates. The standard valuation model for options also uses implied volatility as an additional input. The discount rates are based on the historical U.S. Deposit or U.S. Treasury rates, and the implied volatility specific to options is based on quoted rates from financial institutions.

Included in the fair value of derivative instruments is an adjustment for nonperformance risk. The adjustment is based on the current one-year credit default swap ("CDS") rate applied to each contract, by counterparty. We use our counterparty's CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for nonperformance risk did not have a significant impact on the estimated fair value of our derivative instruments. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 28, 2013 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities[2]	$129	$145	$3		$—	$277
Available-for-sale securities[2]	1,474	3,129	116	[3]	—	4,719
Derivatives[4]	45	910	—		(141)	814	[5]
Total assets	$1,648	$4,184	$119		$(141)	$5,810
Liabilities
Derivatives[4]	$18	$183	$—		$(149)	$52	[5]
Total liabilities	$18	$183	$—		$(149)	$52
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
5 The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $304 million in the line item prepaid expenses and other assets; $510 million in the line item other assets; $32 million in the line item accounts payable and accrued expenses; and $20 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.
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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and six months ended June 28, 2013, and June 29, 2012.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended June 28, 2013, and June 29, 2012.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
In 2012, four of the Company's Japanese bottling partners announced their intent to merge as CCEJ, a publicly traded entity, through a share exchange. The merger was approved by the respective bottlers' shareowners in March 2013, and the transaction received final regulatory approval in May 2013. The terms of the merger agreement include the issuance of new shares of one of the publicly traded bottlers in exchange for 100 percent of the outstanding shares of the remaining three bottlers according to an agreed upon share exchange ratio. Based on the closing price of the shares on June 28, 2013, the value of the shares that the Company will receive in exchange for its investments in two of the non-publicly traded bottlers was less than the carrying value of those investments. As a result, we were required to write down the carrying value of these investments to their implied fair value, resulting in a loss of $144 million during the three and six months ended June 28, 2013. This loss was determined using Level 1 inputs. The merger was completed effective July 1, 2013.
In addition, during the three and six months ended June 28, 2013, the Company recognized a gain of $139 million as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if we sold a proportionate share of our investment in Coca-Cola FEMSA. This gain was determined using Level 1 inputs.
During the three and six months ended June 29, 2012, the Company recognized a gain of $92 million as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if we sold a proportionate share of our investment in Coca-Cola FEMSA. This gain was determined using Level 1 inputs.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. As of June 28, 2013, the carrying amount and fair value of our long-term debt, including the current portion, were $17,372 million and $17,735 million, respectively. As of December 31, 2012, the carrying amount and fair value of our long-term debt, including the current portion, were $16,313 million and $17,157 million, respectively.
NOTE 15: OPERATING SEGMENTS
Effective January 1, 2013, the Company transferred our India and South West Asia business unit from the Eurasia and Africa operating segment to the Pacific operating segment. Accordingly, all prior period segment information presented herein has been adjusted to reflect this change in our organizational structure.

Information about our Company's operations as of and for the three months ended June 28, 2013, and June 29, 2012, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2013
Net operating revenues:
Third party	$765	$1,293	$1,139	$5,708	$1,573	$2,218	$53	$—	$12,749
Intersegment	—	175	76	5	157	20	—	(433)	—
Total net revenues	765	1,468	1,215	5,713	1,730	2,238	53	(433)	12,749
Operating income (loss)	332	836	726	731	847	125	(354)	—	3,243
Income (loss) before income taxes	351	869	730	732	853	354	(364)	—	3,525
Identifiable operating assets	1,352	3,735	2,683	34,732	2,145	8,178	25,857	—	78,682
Noncurrent investments	1,179	95	562	38	131	8,754	70	—	10,829
2012
Net operating revenues:
Third party	$728	$1,314	$1,083	$5,789	$1,643	$2,476	$52	$—	$13,085
Intersegment	—	173	62	8	184	21	—	(448)	—
Total net revenues	728	1,487	1,145	5,797	1,827	2,497	52	(448)	13,085
Operating income (loss)	296	897	686	756	874	90	(305)	—	3,294
Income (loss) before income taxes	307	916	687	761	871	312	(231)	—	3,623
Identifiable operating assets	1,327	3,159	2,459	34,316	2,366	9,218	23,068	—	75,913
Noncurrent investments	820	265	495	22	123	7,437	74	—	9,236
As of December 31, 2012
Identifiable operating assets	$1,299	$2,976	$2,759	$34,114	$2,163	$9,648	$22,767	$—	$75,726
Noncurrent investments	1,155	271	539	39	127	8,253	64	—	10,448
During the three months ended June 28, 2013, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $6 million for Europe, $55 million for North America, $6 million for Pacific, $20 million for Bottling Investments and $46 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $1 million for Pacific and $1 million for Corporate due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 10 and Note 11.

•
Income (loss) before income taxes was reduced by $144 million for Corporate due to a loss related to the pending merger of four of the Company's Japanese bottling partners. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by $139 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14.

•	Income (loss) before income taxes was reduced by $23 million for Corporate due to a charge the Company recognized as a result of the early extinguishment of certain long-term debt. Refer to Note 6.
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

•
Income (loss) before income taxes was increased by $92 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was reduced by $3 million for Eurasia and Africa, $6 million for Europe, $2 million for Latin America, $3 million for Pacific and was increased by $3 million for Corporate due to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category. Refer to Note 10.

•
Income (loss) before income taxes was reduced by a net $1 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

Information about our Company's operations as of and for the six months ended June 28, 2013, and June 29, 2012, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2013
Net operating revenues:
Third party	$1,434	$2,313	$2,296	$10,591	$2,817	$4,236	$97	$—	$23,784
Intersegment	—	332	147	9	303	40	—	(831)	—
Total net revenues	1,434	2,645	2,443	10,600	3,120	4,276	97	(831)	23,784
Operating income (loss)	614	1,519	1,489	1,072	1,449	164	(656)	—	5,651
Income (loss) before income taxes	640	1,563	1,494	1,074	1,457	463	(822)	—	5,869
2012
Net operating revenues:
Third party	$1,343	$2,368	$2,210	$10,706	$2,953	$4,560	$82	$—	$24,222
Intersegment	—	323	121	12	322	40	—	(818)	—
Total net revenues	1,343	2,691	2,331	10,718	3,275	4,600	82	(818)	24,222
Operating income (loss)	562	1,592	1,430	1,207	1,476	125	(589)	—	5,803
Income (loss) before income taxes	573	1,624	1,430	1,228	1,472	481	(460)	—	6,348
During the six months ended June 28, 2013, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Eurasia and Africa, $6 million for Europe, $137 million for North America, $14 million for Pacific, $41 million for Bottling Investments and $56 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $1 million for Pacific and $1 million for Corporate due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 10 and Note 11.

•
Income (loss) before income taxes was reduced by $9 million for Bottling Investments and $140 million for Corporate due to the devaluation of the Venezuelan bolivar, including our proportionate share of the charge incurred by an equity method investee which has operations in Venezuela. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $144 million for Corporate due to a loss related to the pending merger of four of the Company's Japanese bottling partners. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by $139 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was reduced by a net $33 million for Bottling Investments due to the Company’s proportionate share of unusual or infrequent items recorded by certain of our equity method investees.

•	Income (loss) before income taxes was reduced by $23 million for Corporate due to a charge the Company recognized as a result of the early extinguishment of certain long-term debt. Refer to Note 6.

During the six months ended June 29, 2012, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $109 million for North America, $31 million for Bottling Investments and $8 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $3 million for Europe due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 10 and Note 11.

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

•
Income (loss) before income taxes was increased by $92 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by a net $43 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

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
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

June 28, 2013	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$8,536	$2,338	$6,198
Coca-Cola Amatil Limited	2,747	940	1,807
Coca-Cola Hellenic Bottling Company S.A.	1,980	1,369	611
Coca-Cola İçecek A.Ş.	1,535	224	1,311
Embotelladora Andina S.A.	729	387	342
Coca-Cola Central Japan Co., Ltd.	214	140	74
Coca-Cola Bottling Co. Consolidated	152	82	70
Mikuni Coca-Cola Bottling Co., Ltd.	120	84	36
Total	$16,013	$5,564	$10,449
As of June 28, 2013, gross unrealized gains and losses on available-for-sale securities were $578 million and $41 million, respectively. Management assessed each investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, the Company did not record any significant impairment charges related to available-for-sale securities during the three and six months ended June 28, 2013, and June 29, 2012. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
In 2012, four of the Company's Japanese bottling partners, including Coca-Cola Central Japan Co., Ltd., and Mikuni Coca-Cola Bottling Co., Ltd., announced their intent to merge as Coca-Cola East Japan Bottling Company, Ltd. ("CCEJ"), a publicly traded entity, through a share exchange. The merger was approved by the respective bottlers' shareowners in March 2013, and the transaction received final regulatory approval in May 2013. The terms of the merger agreement include the issuance of new shares of one of the publicly traded bottlers in exchange for 100 percent of the outstanding shares of the remaining three bottlers according to an agreed upon share exchange ratio. Based on the closing price of the shares on June 28, 2013, the value of the shares that the Company will receive in exchange for its investments in the two non-publicly traded bottlers was less than the carrying value of those investments. As a result, we were required to write down the carrying value of these investments to their implied fair value, resulting in a loss of $144 million during the three and six months ended June 28, 2013. The merger was completed effective July 1, 2013.
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
In 2013, the cost of capital in certain markets has increased compared to the prior year. In the future, if the cost of capital continues to increase and we are not able to offset the unfavorable impact of this increase with improvements in other factors, such as sales volume and/or pricing, or if we are not able to realize the sales volume assumptions used in our most recent impairment reviews, the Company may recognize an impairment on certain trademarks and other intangible assets.
The Company did not record any significant impairment charges related to intangible assets during the three and six months ended June 28, 2013, and June 29, 2012.
OPERATIONS REVIEW
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Our organizational structure as of June 28, 2013, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate. Effective January 1, 2013, the Company transferred our India and South West Asia business unit from the Eurasia and Africa operating segment to the Pacific operating segment. Accordingly, all prior period segment information presented herein has been adjusted to reflect this change in our organizational structure. For further information regarding our operating segments, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
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
Our Bottling Investments operating segment and our other finished product operations, including our finished product operations in our North America operating segment, typically generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as waters, enhanced waters, juices and juice drinks, ready-to-drink teas and coffees, and energy and sports drinks, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners which resell the fountain syrups to fountain retailers. For these consolidated finished product operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate to the authorized unconsolidated bottling and canning operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (unit case volume or concentrate sales volume, as appropriate), (2) structural changes, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues" below.
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
In 2012, the Company acquired bottling operations in Vietnam, Cambodia and Guatemala. In 2013, the Company sold a majority interest in our previously consolidated bottling operations in the Philippines ("Philippine bottling operations") and acquired bottling operations in Myanmar. Accordingly, the impact to net operating revenues related to these acquisition and disposal activities has been included as a structural change in our analysis of changes to net operating revenues. Refer to the heading "Net Operating Revenues" below.
On December 17, 2012, the Company entered into an agreement with several parties to combine our consolidated bottling operations in Brazil ("Brazilian bottling operations") with an independent bottler in Brazil in a transaction involving a disposition of shares for cash and an exchange of shares for a minority ownership interest in the newly combined entity resulting, upon completion, in the deconsolidation of our Brazilian bottling operations. This transaction was completed on July 3, 2013, and will be included as a structural change in our analysis of changes to net operating revenues in future periods, as applicable. The Company anticipates that the deconsolidation of both our Philippine and Brazilian bottling operations will reduce our full year 2013 net operating revenues by 3 percent.
In January 2012, the Company announced that Beverage Partners Worldwide ("BPW"), our joint venture with Nestlé S.A. ("Nestlé") in the ready-to-drink tea category, would focus its geographic scope primarily on Europe and Canada. The joint venture was phased out in all other territories in a transition completed by the end of 2012, and the Company's U.S. license agreement with Nestlé also terminated at the end of 2012. The impact to net operating revenues for North America related to the termination of our license agreement has been included as a structural change in our analysis of changes to net operating revenues. In addition, we have eliminated the BPW and Nestlé licensed unit case volume and associated concentrate sales for the three and six months ended June 29, 2012, in those countries impacted by these changes during 2012. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
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
During the second quarter of 2012, the Company invested in the existing beverage business of Aujan Industries Company J.S.C. ("Aujan"), one of the largest independent beverage companies in the Middle East. Under our definitive agreement with Aujan, the Company now owns 50 percent of the Aujan entity that holds the rights to Aujan-owned brands in certain territories and 49 percent of Aujan's bottling and distribution operations in certain territories. Accordingly, the volume associated with the

Aujan transaction during the first quarter of 2013 and a portion of the second quarter of 2013 is considered to be from acquired brands. Refer to the heading "Beverage Volume" below.
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
Information about our volume growth worldwide and by operating segment for the three and six months ended June 28, 2013, is as follows:

	Percent Change 2013 versus 2012
	Second Quarter		Year-to-Date
	Unit Cases[1,2,3]	Concentrate Sales[4]	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	1%	1%	3%	2%
Eurasia & Africa	9%	7%	11%	8%
Europe	(4)	(3)	(2)	(3)
Latin America	2	2	3	2
North America	(1)	(1)	—	(1)
Pacific	2	4	2	4
Bottling Investments	(16)	N/A	(12)	N/A
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
Three Months Ended June 28, 2013, versus Three Months Ended June 29, 2012
In Eurasia and Africa, unit case volume increased 9 percent, which consisted of 7 percent growth in sparkling beverages and 15 percent growth in still beverages. The group's sparkling beverage growth included 7 percent growth in brand Coca-Cola, 6 percent growth in Trademark Sprite and 5 percent growth in Trademark Fanta. This growth was due to a continued focus on driving executional capabilities in the marketplace, integrated marketing campaigns and greater consumer choice in package and price options. Growth in still beverages was led by juices and juice drinks. Russia reported unit case volume growth of 3 percent, which included growth of 11 percent in brand Coca-Cola and 3 percent growth in both Trademark Fanta and Trademark Sprite. Unit case volume growth in Russia was favorably impacted by the Company's marketing activities related to the Sochi 2014 Winter Olympics. Eurasia and Africa also benefited from unit case volume growth of 17 percent in the Company's Middle East and North Africa business unit, including an 8 percentage point benefit attributable to acquired volume, primarily related to our Aujan partnership.
Unit case volume in Europe declined 4 percent, including volume declines of 3 percent and 6 percent in the group's sparkling and still beverages, respectively. These declines reflect the impact of particularly poor weather across many countries, including severe flooding in parts of Germany and Central Europe, as well as ongoing weakness in consumer confidence and spending across the region. The group's volume results also included declines of 3 percent in Germany and 2 percent in our Northwest Europe and Nordics business unit, which includes the countries of France and Great Britain. Despite reporting volume declines, the group's Iberia business unit and the Central and Southern Europe business unit continue to manage through very tough macroeconomic conditions with ongoing brand-building programs and an occasion-based package, price and channel segmentation strategy.
In Latin America, unit case volume increased 2 percent, which consisted of 1 percent growth in sparkling beverages and 8 percent growth in still beverages. The growth reported throughout the group was driven by strong activation of brand and category advertising as well as investments in cold-drink equipment and continued segmentation across multiple price points and package sizes. Latin America's growth in sparkling beverages was led by 1 percent growth in brand Coca-Cola and 4 percent growth in both Trademark Fanta and Trademark Sprite. Still beverage growth in Latin America reflected 8 percent growth in packaged water, 5 percent growth in juices and juice drinks and 2 percent growth in ready-to-drink teas. Latin America also benefited from unit case volume growth of 1 percent in Mexico and 8 percent in Argentina. Unit case volume in Brazil was even, reflecting some consumer uncertainty given the economic slowdown and protests in the country.
Unit case volume in North America declined 1 percent, reflecting unseasonably cold and wet weather, the impact of the shift in timing of the Easter and Independence Day holidays on our sales volume and weakened consumer spending. Sparkling beverages declined 4 percent, whereas still beverages grew 5 percent during the period. Volume growth in still beverages was led by strong performance in ready-to-drink teas and packaged water, including the impact of growth in Gold Peak, Dasani and smartwater. The group also reported volume growth of 3 percent in juices and juice drinks, driven by 4 percent growth in Trademark Simply and 3 percent growth in Trademark Minute Maid. Still beverage growth in North America was partially offset by a volume decline of 2 percent in sports drinks.
In Pacific, unit case volume increased 2 percent. Sparkling beverage growth was even, although brand Coca-Cola grew 3 percent and Trademark Fanta grew 7 percent. Still beverages grew 4 percent during the period, including growth in ready-to-drink teas, sports drinks, juices and juice drinks and packaged water. India reported 1 percent unit case volume growth, reflecting the impact of an earlier and heavier than normal monsoon season in 2013 following a delayed start to the monsoon season in 2012. Japan's unit case volume increased 1 percent, which included 1 percent growth in both sparkling and still beverages. China's unit case volume was even during the period, including a 4 percent volume decline in sparkling beverages and growth of 4 percent in still beverages. Unit case volume in China continued to be impacted by the economic slowdown, poor weather and competitive activity. Despite these factors, still beverages grew 4 percent in China, driven by juices and juice drinks and packaged water. The group's volume results also benefited from 28 percent growth in Vietnam and 17 percent growth in Thailand.
Unit case volume for Bottling Investments decreased 16 percent. This decrease primarily reflects the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") in January 2013. The decrease also reflects a volume decline of 3 percent in Germany where the Company's consolidated bottling operations account for 100 percent of the unit case volume in the country. The unfavorable impact of the previous items on the group's unit case volume growth was partially offset by growth in other key markets where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 35 percent and 65 percent of the unit case volume in China and India, respectively, where unit case volume growth during the period was even and 1 percent, respectively.

Six Months Ended June 28, 2013, versus Six Months Ended June 29, 2012
In Eurasia and Africa, unit case volume increased 11 percent, which consisted of 9 percent growth in sparkling beverages and 20 percent growth in still beverages. The group's sparkling beverage growth included 9 percent growth in brand Coca-Cola, 10 percent growth in Trademark Sprite and 8 percent growth in Trademark Fanta. This growth reflects a continued focus on driving executional capabilities in the marketplace, integrated marketing campaigns and greater consumer choice in package and price options. Growth in still beverages was led by juices and juice drinks. Russia reported unit case volume growth of 6 percent, which included growth of 13 percent in brand Coca-Cola, 7 percent growth in Trademark Fanta and 4 percent growth in Trademark Sprite. Unit case volume growth in Russia was favorably impacted by the Company's marketing activities related to the Sochi 2014 Winter Olympics and Torch Relay. Eurasia and Africa also benefited from unit case volume growth of 22 percent in the Company's Middle East and North Africa business unit, including a 9 percentage point benefit attributable to acquired volume, primarily related to our Aujan partnership.
Unit case volume in Europe declined 2 percent, including volume declines of 2 percent and 4 percent in the group's sparkling and still beverages, respectively. These declines reflect the impact of particularly poor weather across many countries, including severe flooding in parts of Germany and Central Europe, competitive pricing and ongoing weakness in consumer confidence and spending across the region. The group reported a decline in unit case volume of 3 percent in the Central and Southern Europe business unit and a volume decline of 5 percent in the Iberia business unit where the group continues to manage through very tough macroeconomic conditions. Unit case volume was even in Germany as well as in the group's Northwest Europe and Nordics business unit.
In Latin America, unit case volume increased 3 percent, which consisted of 2 percent growth in sparkling beverages and 9 percent growth in still beverages. The growth reported throughout the group was driven by strong activation of brand and category advertising as well as investments in cold-drink equipment and continued segmentation across multiple price points and package sizes. Latin America's growth in sparkling beverages was led by 1 percent growth in brand Coca-Cola and 4 percent growth in both Trademark Fanta and Trademark Sprite. Still beverage growth in Latin America reflected 8 percent growth in packaged water, 5 percent growth in juices and juice drinks and 18 percent growth in ready-to-drink teas. The group's growth in ready-to-drink teas was primarily a result of the strong performance of Fuze Tea, which was launched after the first quarter of 2012. Brazil reported unit case volume growth of 1 percent, reflecting some consumer uncertainty given the economic slowdown and protests in the country. Latin America also benefited from unit case volume growth of 2 percent in Mexico and 4 percent in Argentina.
Unit case volume in North America was even, reflecting unseasonably cold and wet weather as well as weakened consumer spending. Sparkling beverages declined 3 percent, whereas still beverages grew 5 percent during the period. Still beverage growth in North America was led by strong performance in ready-to-drink teas and packaged water, including the impact of growth in Gold Peak, Dasani and smartwater. The group also reported volume growth of 3 percent in juices and juice drinks, including 7 percent growth in Trademark Simply and 4 percent growth in Trademark Minute Maid. Growth in still beverages was partially offset by a volume decline of 1 percent in sports drinks.
In Pacific, unit case volume increased 2 percent, which consisted of 3 percent growth in sparkling beverages and 2 percent growth in still beverages. Sparkling beverage growth was led by 6 percent growth in brand Coca-Cola and 7 percent growth in Trademark Fanta. India reported 4 percent unit case volume growth, led by growth of 23 percent in brand Coca-Cola and 5 percent growth in Trademark Sprite. India's growth reflects the impact of strong integrated marketing campaigns and continued expansion of packaging choices to consumers, partially offset by an earlier and heavier than normal monsoon season in 2013. Japan's unit case volume increased 1 percent, which included 2 percent growth in sparkling beverages while still beverage growth was even during the period. China's unit case volume growth was even, including volume growth of 2 percent in sparkling beverages and a volume decline of 2 percent in still beverages. Unit case volume growth in China continued to be impacted by the economic slowdown, poor weather and competitive activity. The decline in China's still beverages reflects a decline in packaged water volume as the Company continued to focus on driving more profitable growth in packaged water through immediate consumption. The group's volume results also benefited from 36 percent growth in Vietnam and 17 percent growth in Thailand.
Unit case volume for Bottling Investments decreased 12 percent. This decrease primarily reflects the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines to Coca-Cola FEMSA in January 2013. The unfavorable impact of this transaction on the group's unit case volume growth was partially offset by growth in other key markets where we own or otherwise consolidate bottling operations, including unit case volume growth of 4 percent in India where the company's consolidated bottling operations accounted for 62 percent of the unit case volume in the country. The Company's consolidated bottling operations also accounted for 35 percent and 100 percent of the unit case volume in China and Germany, respectively, where unit case volume growth was even for both countries during the period.

Concentrate Sales Volume
During the three months ended June 28, 2013, unit case volume and concentrate sales volume grew 1 percent compared to the three months ended June 29, 2012. During the six months ended June 28, 2013, unit case volume grew 3 percent and concentrate sales volume grew 2 percent compared to the six months ended June 29, 2012. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the six months ended June 28, 2013, was primarily due to having two fewer selling days during the first quarter of 2013 when compared to the first quarter of 2012. In addition, this difference reflects the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of selling days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of selling days in a reporting period.
Net Operating Revenues
Three Months Ended June 28, 2013, versus Three Months Ended June 29, 2012
The Company's net operating revenues decreased $336 million, or 3 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2013 versus 2012
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	1%	(2)%	—%	(2)%	(3)%
Eurasia & Africa	7%	—%	4%	(6)%	5%
Europe	(3)	—	4	(2)	(1)
Latin America	2	—	9	(5)	6
North America	(1)	—	—	—	(1)
Pacific	4	—	(4)	(5)	(5)
Bottling Investments	1	(11)	1	(1)	(10)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information related to the structural changes that impacted our Bottling Investments operating segment.
The impact of price, product and geographic mix was even on our consolidated net operating revenues. Geographic mix impacted our consolidated operating results due to higher growth in our emerging and developing markets. The revenue per unit sold in our emerging markets is generally less than in developed markets.
Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe was favorably impacted as a result of consolidating the juice and smoothie business of Fresh Trading Ltd. ("innocent") in May 2013.

•	Latin America was favorably impacted as a result of pricing in a number of our key markets.

•	Pacific was unfavorably impacted by geographic mix as well as shifts in product and package mix within individual markets.
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
Six Months Ended June 28, 2013, versus Six Months Ended June 29, 2012
The Company's net operating revenues decreased $438 million, or 2 percent, which includes the impact of having two fewer days in the six months ended June 28, 2013, compared to the six months ended June 29, 2012. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2013 versus 2012
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	2%	(2)%	—%	(2)%	(2)%
Eurasia & Africa	8%	—%	4%	(5)%	7%
Europe	(3)	—	2	(1)	(2)
Latin America	2	—	8	(5)	5
North America	(1)	(1)	1	—	(1)
Pacific	4	—	(4)	(5)	(5)
Bottling Investments	1	(9)	2	(1)	(7)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
The impact of price, product and geographic mix was even on our consolidated net operating revenues. Geographic mix impacted our consolidated operating results due to higher growth in our emerging and developing markets. The revenue per unit sold in our emerging markets is generally less than in developed markets.
Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe was favorably impacted as a result of consolidating the innocent juice and smoothie business in May 2013.

•	Latin America was favorably impacted as a result of pricing in a number of our key markets.

•	Pacific was unfavorably impacted by geographic mix as well as shifts in product and package mix within individual markets.
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

Gross Profit
Our gross profit margin increased to 60.9 percent during the three months ended June 28, 2013, compared to 60.1 percent during the three months ended June 29, 2012. In addition, our gross profit margin increased to 60.8 percent during the six months ended June 28, 2013, compared to 60.5 percent during the six months ended June 29, 2012. This increase primarily reflects the impact of the deconsolidation of our Philippine bottling operations in January 2013, fluctuations in foreign currency exchange rates after considering our hedging coverage in place, and the impact of geographic mix due to higher growth in our emerging and developing markets. The favorable impact of these items was partially offset by our acquisition of bottling operations in Vietnam, Cambodia, Guatemala and the United States. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information regarding the impact of our acquisition of bottling operations in Vietnam, Cambodia and Guatemala, as well as the sale of a majority interest in our Philippine bottling operations. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on the impact of fluctuations in foreign currency exchange rates.
The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) juices, (3) metals and (4) polyethylene terephthalate ("PET"). The majority of these costs are included within our North America and Bottling Investments operating segments. We do not expect the increased commodity costs related to these inputs to have a significant impact on our full year 2013 operating results when compared to our full year 2012 operating results.
In recent years, the Company has increased our hedging activities related to certain commodities in order to mitigate a portion of the price and foreign currency risks associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify, or are not designated, for hedge accounting. As a result, the change in fair value of these derivative instruments has been, and will continue to be, included as a component of net income in each reporting period. During the three and six months ended June 28, 2013, the Company recorded losses of $73 million and $144 million, respectively, in the line item cost of goods sold in our condensed consolidated statements of income. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Stock-based compensation expense	$45	$89	$92	$166
Advertising expenses	889	802	1,669	1,567
Bottling and distribution expenses[1]	2,155	2,259	4,317	4,431
Other operating expenses	1,296	1,347	2,489	2,514
Total selling, general and administrative expenses	$4,385	$4,497	$8,567	$8,678
1 Includes operating expenses as well as general and administrative expenses related to our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the three and six months ended June 28, 2013, selling, general and administrative expenses decreased $112 million and $111 million, respectively, versus the prior year comparable period. The decrease in stock-based compensation expense during the three and six months ended June 28, 2013, was primarily due to the reversal of previously recognized expenses related to the Company's long-term incentive compensation programs. As a result of the Company's revised outlook, including the unfavorable impact foreign currency fluctuations are projected to have on certain performance periods, the Company lowered the estimated payouts associated with these periods. The increase in advertising expenses during the three and six months ended June 28, 2013, reflects the Company's continued investment in our brands to strengthen our system for the future, our focus on building market execution capabilities and the timing of certain marketing expenses. The decrease in bottling and distribution expenses during the three and six months ended June 28, 2013, includes the impact of the Company's sale of a majority interest in our previously consolidated Philippine bottling operations to Coca-Cola FEMSA in January 2013, partially offset by our acquisition of bottling operations in Vietnam, Cambodia, Guatemala and the United States in 2012. In addition, bottling and distribution expenses during the six months ended June 28, 2013, were also impacted as a result of having two fewer days in the first quarter of 2013 compared to the first quarter of 2012. The decrease in other operating expenses during the three and six months ended June 28, 2013, reflects the impact of timing, efficient expense management and the Company's productivity initiatives. During the three and six months ended June 28, 2013, fluctuations in foreign currency exchange rates decreased selling, general and administrative expenses by 1 percent.

During the six months ended June 28, 2013, the Company contributed $616 million to our pension plans, and we anticipate making additional contributions of approximately $14 million to our pension plans during the remainder of 2013. Our full year pension expense is currently expected to decrease by approximately $60 million compared to 2012. The anticipated decrease is primarily due to the favorable impact of the Company's pension contributions discussed above as well as favorable returns on plan assets in 2012. The favorable impact of these items has been, and will continue to be, partially offset by the unfavorable impact of a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation. Refer to the heading "Liquidity, Capital Resources and Financial Position" below and Note 12 of Notes to Condensed Consolidated Financial Statements for information related to our pension contributions.
As of June 28, 2013, we had $579 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Eurasia & Africa	$—	$—	$2	$—
Europe	6	(2)	6	(3)
Latin America	—	—	—	—
North America	55	51	134	133
Pacific	5	—	13	—
Bottling Investments	20	16	41	31
Corporate	46	5	57	8
Total other operating charges	$132	$70	$253	$169
During the three months ended June 28, 2013, the Company incurred other operating charges of $132 million, which primarily consisted of charges of $113 million due to the Company's productivity and reinvestment program and $20 million due to the Company's other restructuring and integration initiatives. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and see below for additional information on these initiatives.
During the six months ended June 28, 2013, the Company incurred other operating charges of $253 million, which primarily consisted of charges of $215 million due to the Company's productivity and reinvestment program and $41 million due to the Company's other restructuring and integration initiatives. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and see below for additional information on these initiatives.
During the three months ended June 29, 2012, the Company incurred other operating charges of $70 million, which primarily consisted of charges of $54 million due to the Company's productivity and reinvestment program; $15 million due to the Company's other restructuring and integration initiatives; and $3 million due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by reversals of $2 million due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and below for additional information on our productivity and reinvestment program as well as the Company's other restructuring and integration initiatives.
During the six months ended June 29, 2012, the Company incurred other operating charges of $169 million, which primarily consisted of charges of $118 million due to the Company's productivity and reinvestment program; $30 million due to the Company's other restructuring and integration initiatives; $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé terminating at the end of 2012; and $4 million due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by reversals of $3 million due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and below for additional information on our productivity and reinvestment program as well as the Company's other restructuring and integration initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's ready-to-drink tea strategy and costs associated with our orange juice supply in the United States.

Productivity and Reinvestment Program
In February 2012, the Company announced a four-year productivity and reinvestment program. This program is designed to further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. The first component of this program is a global productivity initiative that will target annualized savings of $350 million to $400 million. This initiative is focused on four primary areas: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; and data and information technology systems standardization.
The second component of our productivity and reinvestment program involves a new integration initiative in North America related to our acquisition of Coca-Cola Enterprises' former North America business. The Company has identified incremental synergies, primarily in the area of our North American product supply operations, which will enable us to better serve our customers and consumers. We believe these efforts will create annualized savings of $200 million to $250 million.
As a combined productivity and reinvestment program, the Company anticipates generating annualized savings of $550 million to $650 million, which will be phased in over time. We expect to begin fully realizing the annual benefit of these savings in 2015, the final year of the program. The savings generated by this program will be reinvested in brand-building initiatives, and in the short term will also mitigate potential incremental commodity costs. During the three and six months ended June 28, 2013, the Company incurred expenses of $113 million and $215 million, respectively, related to our productivity and reinvestment program. We have incurred total pretax expenses of $485 million since the initiative commenced in 2012. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $20 million and $40 million related to this initiative during the three and six months ended June 28, 2013, respectively, and has incurred total pretax expenses of $480 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The charges recorded in connection with these integration activities have been primarily due to involuntary terminations.
The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which, if implemented, will result in additional charges in future periods. However, as of June 28, 2013, the Company had not finalized any additional plans.
Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Eurasia & Africa	10.2%	9.0%	10.9%	9.7%
Europe	25.8	27.2	26.9	27.4
Latin America	22.4	20.8	26.3	24.6
North America	22.5	23.0	19.0	20.8
Pacific	26.1	26.6	25.6	25.5
Bottling Investments	3.9	2.7	2.9	2.2
Corporate	(10.9)	(9.3)	(11.6)	(10.2)
Total	100.0%	100.0%	100.0%	100.0%

Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Consolidated	25.4%	25.2%	23.8%	24.0%
Eurasia & Africa	43.4%	40.7%	42.8%	41.8%
Europe	64.7	68.3	65.7	67.2
Latin America	63.7	63.3	64.9	64.7
North America	12.8	13.1	10.1	11.3
Pacific	53.8	53.2	51.4	50.0
Bottling Investments	5.6	3.6	3.9	2.7
Corporate	*	*	*	*

*	Calculation is not meaningful.
As demonstrated by the tables above, the operating margin and percentage contribution to operating income for each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

•
During the three months ended June 28, 2013, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 4 percent, primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Japanese yen, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and Mexican peso, which had a favorable impact on our Europe, Latin America and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

•
During the three months ended June 28, 2013, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 7 percent for Eurasia and Africa, 3 percent for Europe, 8 percent for Latin America, 2 percent for Pacific and 2 percent for Bottling Investments. During the same period, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 1 percent for Corporate. Fluctuations in foreign currency exchange rates had a minimal impact on operating income for North America.

•
During the three months ended June 28, 2013, operating income was reduced by $6 million for Europe, $55 million for North America, $6 million for Pacific, $20 million for Bottling Investments and $46 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. During the same period, operating income was increased by $1 million for Pacific and $1 million for Corporate due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives.

•	During the three months ended June 28, 2013, operating income was reduced by $6 million for Corporate due to transaction costs associated with certain of the Company's bottling partners.

•
During the three and six months ended June 28, 2013, the Company's consolidated operating income and operating margin were favorably impacted by the reversal of previously recognized expenses related to our long-term incentive compensation programs. Refer to the heading "Selling, General and Administrative Expenses" above for additional information.

•
During the three and six months ended June 28, 2013, operating income and operating margin were unfavorably impacted by structural changes. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information related to the Company's structural changes.

•
During the three and six months ended June 28, 2013, operating income and operating margin were unfavorably impacted for Europe due to the consolidation of innocent's juice and smoothie business in May 2013.

•
During the six months ended June 28, 2013, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 3 percent, primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Japanese yen, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and Mexican peso, which had a favorable impact on our Europe, Latin America and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

•
During the six months ended June 28, 2013, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 7 percent for Eurasia and Africa, 2 percent for Europe, 7 percent for Latin America, 2 percent for Pacific and 8 percent for Bottling Investments. During the same period, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 3 percent for Corporate. Fluctuations in foreign currency exchange rates had a minimal impact on operating income for North America.

•
During the six months ended June 28, 2013, operating income was reduced by $2 million for Eurasia and Africa, $6 million for Europe, $137 million for North America, $14 million for Pacific, $41 million for Bottling Investments and $56 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. During the same period, operating income was increased by $1 million for Pacific and $1 million for Corporate due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives.

•
During the six months ended June 28, 2013, operating income was unfavorably impacted by two fewer selling days during the first quarter of 2013 when compared to the first quarter of 2012. This impact was disproportionately more unfavorable for our finished goods businesses, particularly in our North America and Bottling Investments operating segments.

•
During the three months ended June 29, 2012, operating income was reduced by $48 million for North America, $16 million for Bottling Investments and $5 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. During the same period, operating income was increased by $2 million for Europe due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives.

•
During the three and six months ended June 29, 2012, operating income for Europe was unfavorably impacted by incremental investments related to the 2012 Olympic Games and Euro Cup competition as well as a decline in net operating revenues.

•
During the six months ended June 29, 2012, operating income was reduced by $109 million for North America, $31 million for Bottling Investments and $8 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. During the same period, operating income was increased by $3 million for Europe due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives.

•
During the six months ended June 29, 2012, operating income was reduced by $20 million for North America due to changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé terminating at the end of 2012.

Interest Income
During the three months ended June 28, 2013, interest income was $129 million, compared to $112 million during the three months ended June 29, 2012, an increase of $17 million. During the six months ended June 28, 2013, interest income was $245 million, compared to $227 million during the six months ended June 29, 2012, an increase of $18 million. These increases primarily reflect additional investments in debt securities and money market funds in connection with the Company's overall cash management strategy, partially offset by lower average interest rates in some of our international locations as well as the unfavorable impact of foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
Interest Expense
During the three months ended June 28, 2013, interest expense was $122 million, compared to $112 million during the three months ended June 29, 2012, an increase of $10 million. This increase primarily reflects the impact of a charge the Company recorded due to the early extinguishment of certain long-term debt, partially offset by the impact of interest rate swaps on our fixed-rate debt. See below for additional information on the Company's long-term debt balance. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for information on the Company's hedging program.

During the six months ended June 28, 2013, interest expense was $224 million compared to $200 million during the six months ended June 29, 2012, an increase of $24 million. This increase primarily reflects the impact of a charge the Company recorded due to the early extinguishment of certain long-term debt, additional long-term debt the Company issued during 2013 and increased commercial paper balances, partially offset by the impact of interest rate swaps on our fixed-rate debt. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for information on the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended June 28, 2013, versus Three Months Ended June 29, 2012
Equity income (loss) — net represents the Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended June 28, 2013, equity income was $246 million, compared to equity income of $245 million during the three months ended June 29, 2012, an increase of $1 million.
The Company recorded net charges of $3 million and $1 million in the line item equity income (loss) — net during the three months ended June 28, 2013, and June 29, 2012, respectively. These net charges represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. In addition, during the three months ended June 29, 2012, the Company recorded a charge of $11 million due to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category. These changes resulted in the joint venture focusing its geographic scope primarily on Europe and Canada. The Company accounts for our investment in BPW under the equity method of accounting.
Six Months Ended June 28, 2013, versus Six Months Ended June 29, 2012
During the six months ended June 28, 2013, equity income was $333 million, compared to equity income of $385 million during the six months ended June 29, 2012, a decrease of $52 million. This decrease was primarily due to the unfavorable impact of unusual or infrequent items recorded by certain of our equity method investees, partially offset by the Company's acquisition of an equity ownership interest in Aujan during the second quarter of 2012. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on foreign currency exchange fluctuations.
During the six months ended June 28, 2013, the Company recorded a net charge of $42 million in the line item equity income (loss) — net. This net charge represents the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including a charge incurred by an equity method investee due to the devaluation of the Venezuelan bolivar. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation.
During the six months ended June 29, 2012, the Company recorded a net gain of $43 million in the line item equity income (loss) — net. This net gain was primarily related to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. In addition, the Company recorded a charge of $14 million related to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category. These changes resulted in the joint venture focusing its geographic scope primarily on Europe and Canada. The Company accounts for our investment in BPW under the equity method of accounting.
Other Income (Loss) — Net
Three Months Ended June 28, 2013, versus Three Months Ended June 29, 2012
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

During the three months ended June 28, 2013, other income (loss) — net was income of $29 million. This income included a gain of $139 million as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Other income (loss) — net also included a loss of $144 million related to the pending merger of four of the Company's Japanese bottling partners. None of the other items included in other income (loss) — net during the three months ended June 28, 2013, were individually significant. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Coca-Cola FEMSA share gain as well as the loss related to the pending merger of certain of our Japanese bottling partners.
During the three months ended June 29, 2012, other income (loss) — net was income of $84 million, primarily due to a gain of $92 million the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment; dividend income of $26 million; and net gains of $9 million related to trading securities and the sale of available-for-sale securities. The favorable impact of the previous items was partially offset by net foreign currency exchange losses of $33 million.
Six Months Ended June 28, 2013, versus Six Months Ended June 29, 2012
During the six months ended June 28, 2013, other income (loss) — net was a loss of $136 million. This loss included net foreign currency exchange losses of $181 million and a loss of $144 million related to the pending merger of four of the Company's Japanese bottling partners. The unfavorable impact of the previous items was partially offset by a gain of $139 million as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. The net foreign currency exchange losses were primarily related to a charge of $140 million due to the devaluation of the Venezuelan bolivar. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information on the Coca-Cola FEMSA share gain as well as the loss related to the pending merger of certain of our Japanese bottling partners.
During the six months ended June 29, 2012, other income (loss) — net was income of $133 million, primarily related to a gain of $92 million the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment; dividend income of $31 million; and net gains of $23 million related to trading securities and the sale of available-for-sale securities. The favorable impact of the previous items was partially offset by net foreign currency exchange losses of $11 million.
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
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2013 is 23.0 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

The Company recorded income tax expense of $831 million (23.5 percent effective tax rate) and $823 million (22.7 percent effective tax rate) during the three months ended June 28, 2013, and June 29, 2012, respectively. The Company recorded income tax expense of $1,406 million (23.9 percent effective tax rate) and $1,481 million (23.3 percent effective tax rate) during the six months ended June 28, 2013, and June 29, 2012, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Six Months Ended
	June 28, 2013		June 29, 2012		June 28, 2013		June 29, 2012
Productivity and reinvestment program	$(38)	[1]	$(20)	[7]	$(78)	[1]	$(44)	[7]
Other productivity, integration and restructuring initiatives	1	[2]	1	[8]	1	[2]	1	[8]
Transaction gains and losses	48	[3]	33	[9]	48	[3]	33	[9]
Certain tax matters	(1)	[4]	(25)	[10]	—	[4]	(33)	[12]
Other — net	(8)	[5]	(7)	[11]	(4)	[6]	(14)	[13]

[1]
Related to charges of $113 million and $215 million during the three and six months ended June 28, 2013, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to net charges of $18 million and $39 million during the three and six months ended June 28, 2013, respectively. These charges were primarily due to the Company's other restructuring initiatives that are outside the scope of the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to a net charge of $11 million that primarily consisted of a loss of $144 million due to the pending merger of four of the Company's Japanese bottling partners, partially offset by a gain of $139 million the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[5]
Related to a charge of $26 million that primarily consisted of a charge of $23 million due to the early extinguishment of certain long-term debt. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements.

[6]
Related to a charge of $202 million that primarily consisted of a charge of $23 million due to the early extinguishment of certain long-term debt; a charge of $149 million due to the devaluation of the Venezuelan bolivar; and a net charge of $33 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity investees. Refer to Note 6 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[7]
Related to charges of $54 million and $118 million during the three and six months ended June 29, 2012, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[8]
Related to charges of $13 million and $27 million during the three and six months ended June 29, 2012, respectively. These charges were primarily due to the Company's other restructuring initiatives that are outside the scope of the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[9]
Related to a gain of $92 million the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements.

[10]
Related to a net tax benefit primarily associated with the reversal of a valuation allowance in one of the Company's foreign jurisdictions as well as amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[11]
Related to a charge of $18 million that consisted of a net charge of $1 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees; charges of $11 million associated with changes in the structure of BPW; and charges of $6 million associated with the Company's orange juice supply in the United States. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[12]
Related to a net tax benefit primarily associated with the reversal of valuation allowances in the Company's foreign jurisdictions, partially offset by amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[13]
Related to a net charge of $3 million due to charges of $20 million associated with changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé terminating at the end of 2012; charges of $14 million associated with changes in the structure of BPW; and charges of $12 million associated with the Company's orange juice supply in the United States. These charges were partially offset by a net gain of $43 million related to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations throughout the remainder of 2013. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $6,410 million in lines of credit available for general corporate purposes as of June 28, 2013. These backup lines of credit expire at various times through 2017.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the six months ended June 28, 2013. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $16.6 billion as of June 28, 2013. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from these locations. The Company's subsidiaries in Argentina and Venezuela held $576 million of cash, cash equivalents, short-term investments and marketable securities as of June 28, 2013.
Net operating revenues in the United States were $9.7 billion for the six months ended June 28, 2013, or 41 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of domestic debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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

Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended June 28, 2013, and June 29, 2012, was $3,956 million and $4,178 million, respectively, a decrease of 5 percent. This decrease primarily reflects the impact of two fewer selling days during the first quarter of 2013 when compared to the first quarter of 2012, the unfavorable impact of foreign currency fluctuations and an increase in working capital in preparation for the peak season of our growing global business. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. This seasonality has historically resulted in a greater use of working capital for our finished product operations during the first two calendar quarters of the year as they build their inventories and prepare for higher sales volumes in the second and third calendar quarters. Refer to the heading "Operations Review — Net Operating Revenues" above for additional information on the impact of foreign currency exchange fluctuations.
During the six months ended June 28, 2013, the Company contributed $616 million to our pension plans, and we anticipate making additional contributions of approximately $14 million to our pension plans during the remainder of 2013. The Company contributed $990 million to our pension plans during the six months ended June 29, 2012.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 28, 2013, and June 29, 2012, was $2,708 million and $8,560 million, respectively, a decrease of $5,852 million. This decrease was primarily related to a change in the Company's overall cash management program which resulted in a greater use of cash in 2012. Refer to the heading "Purchases of Investments and Proceeds from Disposals of Investments" below for the impact this change had on our condensed consolidated statements of cash flows.
Purchases of Investments and Proceeds from Disposals of Investments
During the six months ended June 28, 2013, purchases of investments were $7,077 million and proceeds from disposals of investments were $5,224 million, resulting in a net cash outflow of $1,853 million. During the six months ended June 29, 2012, purchases of investments were $8,617 million and proceeds from disposals of investments were $2,038 million, resulting in a net cash outflow of $6,579 million. These investments include time deposits that have maturities greater than three months but less than one year and are classified in the line item short-term investments in our condensed consolidated balance sheets. In addition, the Company made changes to its overall cash management program in 2012. In an effort to manage counterparty risk and diversify our assets, the Company shifted a large portion of its cash balances to investments in high-quality securities, primarily investments in debt securities, which were classified in the line item marketable securities in our condensed consolidated balance sheets. This change in strategy during the first quarter of 2012 resulted in a higher net cash outflow during the six months ended June 29, 2012, when compared to the six months ended June 28, 2013. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 28, 2013, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $308 million, which primarily included our acquisition of the majority of the remaining outstanding shares of innocent and bottling operations in Myanmar. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
During the six months ended June 29, 2012, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $755 million, which primarily included investments in the existing beverage business of Aujan as well as our acquisition of bottling operations in Vietnam, Cambodia and Guatemala. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 28, 2013, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $690 million, which primarily included the sale of a majority ownership interest in our Philippine bottling operations to Coca-Cola FEMSA. The transaction was completed in January 2013. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
During the six months ended June 29, 2012, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $11 million. None of the disposals were individually significant.

Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the six months ended June 28, 2013, were $1,012 million. The Company currently expects our 2013 full year capital expenditures to be approximately $3.0 billion, primarily in our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the six months ended June 29, 2012, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $1,248 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances and share repurchases. Net cash provided by financing activities during the six months ended June 28, 2013, and June 29, 2012, totaled $136 million and $1,148 million, respectively.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. On June 28, 2013, we had $6,410 million in lines of credit available for general corporate purposes. These backup lines of credit expire at various times through 2017.
During the six months ended June 28, 2013, the Company had issuances of debt of $22,779 million, which included $2,493 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $17,766 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $2,520 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances.
The Company made payments of debt of $19,454 million during the six months ended June 28, 2013, which included $18,184 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,270 million, which included the early extinguishment of certain long-term debt as described further below.
During the three months ended June 28, 2013, the Company extinguished $1,254 million of long-term debt prior to maturity and recorded a charge of $23 million in the line item interest expense in our condensed consolidated statement of income. The general terms of the notes that were extinguished are as follows:

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
As of June 28, 2013, the carrying value of the Company's long-term debt included $518 million of fair value adjustments related to the debt assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 19 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
During the six months ended June 29, 2012, the Company had issuances of debt of $21,964 million and payments of debt of $18,101 million. The issuances of debt included $19,217 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and $2,747 million of long-term debt issuances, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances. The payments of debt included $1,006 million of net payments of commercial paper and short-term debt with maturities of 90 days or less and $15,198 million of payments of commercial paper and short-term debt with maturities greater than 90 days. In addition, the Company made payments of long-term debt of $1,897 million, which included the retirement of $1,250 million of long-term notes upon their maturity.

During the three months ended June 29, 2012, the Company issued $2,750 million of long-term debt. The general terms of the notes issued are as follows:

•	$1,000 million total principal amount of notes due March 14, 2014, at a variable interest rate equal to the three-month LIBOR minus 0.05 percent;

•	$1,000 million total principal amount of notes due March 13, 2015, at a fixed interest rate of 0.75 percent; and

•	$750 million total principal amount of notes due March 14, 2018, at a fixed interest rate of 1.65 percent.
Issuances of Stock
During the six months ended June 28, 2013, the Company received cash proceeds from issuances of stock of $951 million, a decrease of $44 million when compared to cash proceeds of $995 million from stock issuances during the six months ended June 29, 2012.
Share Repurchases
During the six months ended June 28, 2013, the Company repurchased 73.5 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $39.93 per share, for a total cost of $2,935 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $2,978 million during the six months ended June 28, 2013. The total cash outflow for treasury stock during the first six months of 2013 includes treasury stock that was purchased and settled during the six months ended June 28, 2013, as well as treasury stock purchased in December 2012 that settled in early 2013; however, it does not include treasury stock that was purchased but did not settle during the six months ended June 28, 2013. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the six months ended June 28, 2013, resulted in a net cash outflow of $2,027 million. During 2013, the Company expects to purchase between $3.0 billion and $3.5 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.
During the six months ended June 29, 2012, the Company repurchased 69.3 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $36.55 per share, for a total cost of $2,531 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the six months ended June 29, 2012, was $2,610 million. The impact of the Company's issuances of stock and share repurchases during the six months ended June 29, 2012, resulted in a net cash outflow of $1,615 million.
Dividends
The Company paid dividends of $1,249 million and $1,155 million during the six months ended June 28, 2013, and June 29, 2012, respectively. As a result of timing, the Company only paid one quarter of dividends during the six months ended June 28, 2013, and June 29, 2012. The Company's dividend for the second quarter of 2013 and 2012 was paid on July 1, 2013, and July 2, 2012, respectively.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our consolidated operating income for the three and six months ended June 28, 2013, by 4 percent and 3 percent, respectively, when compared to the three and six months ended June 29, 2012. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have a negative impact on our consolidated results through the end of the year. Based on spot rates as of the beginning of July 2013 and our hedging coverage in place, the Company expects currencies to have a 4 percent negative impact on our third quarter and full year consolidated operating income, respectively.
In February 2013, the Venezuelan government announced a currency devaluation, and the Company remeasured the net assets related to its operations in Venezuela. During the six months ended June 28, 2013, we recorded a charge of $149 million due to the devaluation of the Venezuelan bolivar, including our proportionate share of the charge incurred by an equity method investee which has operations in Venezuela. This charge was primarily recorded in the line item other income (loss) — net with a portion recorded in the line item equity income (loss) — net in our condensed consolidated statement of income.
The absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from retained earnings. As of June 28, 2013, cash held by our Argentine and Venezuelan subsidiaries accounted for 3 percent of the combined total of our consolidated cash, cash equivalents, short-term investments and marketable securities.
The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's foreign currency management program.
Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet as of June 28, 2013, compared to our consolidated balance sheet as of December 31, 2012 (in millions):

	June 28, 2013	December 31, 2012	Increase (Decrease)		Percent Change
Cash and cash equivalents	$9,406	$8,442	$964		11%
Short-term investments	6,634	5,017	1,617		32
Marketable securities	3,173	3,092	81		3
Trade accounts receivable — net	5,516	4,759	757		16
Inventories	3,643	3,264	379		12
Prepaid expenses and other assets	3,055	2,781	274		10
Assets held for sale	1,145	2,973	(1,828)		(61)
Equity method investments	9,511	9,216	295		3
Other investments, principally bottling companies	1,318	1,232	86		7
Other assets	3,855	3,585	270		8
Property, plant and equipment — net	14,549	14,476	73		1
Trademarks with indefinite lives	6,541	6,527	14		—
Bottlers' franchise rights with indefinite lives	7,410	7,405	5		—
Goodwill	12,657	12,255	402		3
Other intangible assets	1,098	1,150	(52)		(5)
Total assets	$89,511	$86,174	$3,337		4%
Accounts payable and accrued expenses	$10,047	$8,680	$1,367		16%
Loans and notes payable	18,314	16,297	2,017		12
Current maturities of long-term debt	3,193	1,577	1,616		102
Accrued income taxes	447	471	(24)		(5)
Liabilities held for sale	468	796	(328)		(41)
Long-term debt	14,179	14,736	(557)		(4)
Other liabilities	4,934	5,468	(534)		(10)
Deferred income taxes	5,298	4,981	317		6
Total liabilities	$56,880	$53,006	$3,874		7%
Net assets	$32,631	$33,168	$(537)	[1]	(2)%
1 Includes a decrease in net assets of $981 million resulting from foreign currency translation adjustments in various balance sheet accounts.
The increases/(decreases) in the table above include the impact of the following transactions and events:

•	Cash and cash equivalents increased $964 million, or 11 percent, primarily in anticipation of the second quarter 2013 dividend payment which was made on July 1, 2013.

•
Short-term investments increased $1,617 million, or 32 percent, primarily due to the Company making additional investments in high-quality marketable securities as part of its overall cash management program.

•
Trade accounts receivable increased $757 million, or 16 percent. This increase included the impact of new receivables from our Philippine bottling operations being classified as third-party following our deconsolidation of the entity; an increase in the receivables balance of our subsidiary in Venezuela for which we do not currently have a mechanism to convert local dollars to U.S. dollars; an increase due to our consolidation of innocent; and an increase associated with the Company's peak summer selling season. Refer to the heading "Foreign Exchange" above for additional information on the Company's Venezuelan subsidiary. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the deconsolidation of our Philippine bottling operations and the consolidation of innocent during 2013.

•	Inventories increased $379 million, or 12 percent, primarily due to an increase in inventory levels associated with the peak summer selling season.

•
Assets held for sale decreased $1,828 million, or 61 percent, primarily due to the Company completing its sale of a majority ownership interest in our previously consolidated Philippine bottling operations to Coca-Cola FEMSA in January 2013. The remaining assets in this line item are related to the Company's consolidated Brazilian bottling operations which will be deconsolidated during the third quarter of 2013. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Equity method investments increased $295 million, or 3 percent, primarily due to the sale of a majority ownership interest in our previously consolidated Philippine bottling operations to Coca-Cola FEMSA on January 25, 2013. The Company now accounts for our ownership interest in the Philippine bottling operations as an equity method investment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Goodwill increased $402 million, or 3 percent, due to our acquisition of the majority of the remaining outstanding shares of innocent and subsequent consolidation of the company. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Accounts payable and accrued expenses increased $1,367 million, or 16 percent, primarily due to the Company's second quarter 2013 dividend payment which was payable to shareowners of record as of June 14, 2013. This payment was not made until July 1, 2013.

•
Current maturities of long-term debt increased $1,616 million, or 102 percent, primarily due to the reclassification of long-term debt that is scheduled to mature within a year out of the line item long-term debt.

•
Liabilities held for sale decreased $328 million, or 41 percent, primarily due to the Company completing its sale of a majority ownership interest in our previously consolidated Philippine bottling operations to Coca-Cola FEMSA in January 2013. The remaining liabilities in this line item are related to the Company's consolidated Brazilian bottling operations which will be deconsolidated during the third quarter of 2013. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Long-term debt decreased $557 million, or 4 percent, primarily due to the maturity, extinguishment or reclassification of certain portions of the Company's long-term debt during the six months ended June 28, 2013. Long-term debt that is scheduled to mature within a year is reclassified out of the line item long-term debt into the line item current maturities of long-term debt. This decrease was partially offset by the Company's issuance of long-term debt during the first quarter of 2013. Refer to the heading "Cash Flows from Financing Activities" above and Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Other liabilities decreased $534 million, or 10 percent, primarily due to the Company's contributions to our pension plans. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 28, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 28, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 28, 2013, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan(s)[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan(s)
March 30, 2013, through April 26, 2013	4,351,964	$41.56	4,350,000	499,280,617
April 27, 2013, through May 24, 2013	16,557,904	$42.32	16,433,441	482,847,176
May 25, 2013, through June 28, 2013	13,460,444	$40.72	13,402,212	469,444,964
Total	34,370,312	$41.60	34,185,653
1 The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan and the 2012 Plan described in footnote 2 below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 1,964 shares, 124,463 shares and 58,232 shares for the fiscal months of April, May and June 2013, respectively.
2 On July 20, 2006, we publicly announced that our Board of Directors had authorized a plan (the "2006 Plan") for the Company to purchase up to 600 million shares of our Company's common stock. In April 2013, the Company reached the maximum number of shares that could be purchased under this plan and thereby completed the plan. On October 18, 2012, we publicly announced that our Board of Directors had authorized a new plan (the "2012 Plan") for the Company to purchase up to 500 million shares of our Company's common stock. The 2012 Plan has allowed, and will continue to allow, the Company to repurchase shares following the completion of the 2006 Plan. This column discloses the number of shares purchased pursuant to the plans described above during the indicated time periods (including shares purchased pursuant to the terms of pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act).

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

3.2	By-Laws of the Company, as amended and restated through April 25, 2013 — incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed April 26, 2013.
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

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 28, 2013, and June 29, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2013, and June 29, 2012, (iii) Condensed Consolidated Balance Sheets at June 28, 2013, and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2013, and June 29, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ KATHY N. WALLER
Date:	July 25, 2013	Kathy N. Waller Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

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

3.2	By-Laws of the Company, as amended and restated through April 25, 2013 — incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed April 26, 2013.
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

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 28, 2013, and June 29, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2013, and June 29, 2012, (iii) Condensed Consolidated Balance Sheets at June 28, 2013, and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2013, and June 29, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.