Form 10-Q
period 2013-09-27
COCA COLA CO
filed 2013-10-24
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 21, 2013
$0.25 Par Value	4,415,922,733 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
NET OPERATING REVENUES	$12,030	$12,340	$35,814	$36,562
Cost of goods sold	4,793	4,853	14,106	14,425
GROSS PROFIT	7,237	7,487	21,708	22,137
Selling, general and administrative expenses	4,424	4,630	12,991	13,308
Other operating charges	341	64	594	233
OPERATING INCOME	2,472	2,793	8,123	8,596
Interest income	136	118	381	345
Interest expense	90	102	314	302
Equity income (loss) — net	204	252	537	637
Other income (loss) — net	658	23	522	156
INCOME BEFORE INCOME TAXES	3,380	3,084	9,249	9,432
Income taxes	925	755	2,331	2,236
CONSOLIDATED NET INCOME	2,455	2,329	6,918	7,196
Less: Net income attributable to noncontrolling interests	8	18	44	43
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,447	$2,311	$6,874	$7,153
BASIC NET INCOME PER SHARE[1]	$0.55	$0.51	$1.55	$1.58
DILUTED NET INCOME PER SHARE[1]	$0.54	$0.50	$1.52	$1.56
DIVIDENDS PER SHARE	$0.28	$0.255	$0.84	$0.765
AVERAGE SHARES OUTSTANDING	4,426	4,502	4,442	4,513
Effect of dilutive securities	72	85	76	80
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,498	4,587	4,518	4,593
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
CONSOLIDATED NET INCOME	$2,455	$2,329	$6,918	$7,196
Other comprehensive income:
Net foreign currency translation adjustment	(466)	285	(1,447)	(514)
Net gain (loss) on derivatives	(82)	(48)	122	11
Net unrealized gain (loss) on available-for-sale securities	(92)	182	(66)	348
Net change in pension and other benefit liabilities	27	11	105	22
TOTAL COMPREHENSIVE INCOME	1,842	2,759	5,632	7,063
Less: Comprehensive income (loss) attributable to noncontrolling interests	11	20	72	77
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,831	$2,739	$5,560	$6,986
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	September 27, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,118	$8,442
Short-term investments	6,139	5,017
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	17,257	13,459
Marketable securities	3,202	3,092
Trade accounts receivable, less allowances of $57 and $53, respectively	5,116	4,759
Inventories	3,321	3,264
Prepaid expenses and other assets	2,680	2,781
Assets held for sale	—	2,973
TOTAL CURRENT ASSETS	31,576	30,328
EQUITY METHOD INVESTMENTS	10,385	9,216
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	1,150	1,232
OTHER ASSETS	4,270	3,585
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $9,853 and $9,010, respectively	14,548	14,476
TRADEMARKS WITH INDEFINITE LIVES	6,608	6,527
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,426	7,405
GOODWILL	12,412	12,255
OTHER INTANGIBLE ASSETS	1,057	1,150
TOTAL ASSETS	$89,432	$86,174
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,590	$8,680
Loans and notes payable	18,840	16,297
Current maturities of long-term debt	3,194	1,577
Accrued income taxes	418	471
Liabilities held for sale	—	796
TOTAL CURRENT LIABILITIES	33,042	27,821
LONG-TERM DEBT	14,173	14,736
OTHER LIABILITIES	4,445	5,468
DEFERRED INCOME TAXES	5,307	4,981
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	12,122	11,379
Reinvested earnings	61,187	58,045
Accumulated other comprehensive income (loss)	(4,699)	(3,385)
Treasury stock, at cost — 2,624 and 2,571 shares, respectively	(38,238)	(35,009)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	32,132	32,790
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	333	378
TOTAL EQUITY	32,465	33,168
TOTAL LIABILITIES AND EQUITY	$89,432	$86,174
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 27, 2013	September 28, 2012
OPERATING ACTIVITIES
Consolidated net income	$6,918	$7,196
Depreciation and amortization	1,444	1,469
Stock-based compensation expense	155	254
Deferred income taxes	179	156
Equity (income) loss — net of dividends	(270)	(338)
Foreign currency adjustments	140	(106)
Significant (gains) losses on sales of assets — net	(670)	(108)
Other operating charges	331	98
Other items	137	61
Net change in operating assets and liabilities	(652)	(842)
Net cash provided by operating activities	7,712	7,840
INVESTING ACTIVITIES
Purchases of investments	(11,451)	(11,759)
Proceeds from disposals of investments	9,601	4,428
Acquisitions of businesses, equity method investments and nonmarketable securities	(326)	(1,148)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	869	19
Purchases of property, plant and equipment	(1,625)	(1,971)
Proceeds from disposals of property, plant and equipment	64	73
Other investing activities	(115)	(41)
Net cash provided by (used in) investing activities	(2,983)	(10,399)
FINANCING ACTIVITIES
Issuances of debt	31,147	32,888
Payments of debt	(27,293)	(28,790)
Issuances of stock	1,079	1,319
Purchases of stock for treasury	(3,892)	(3,619)
Dividends	(2,494)	(2,304)
Other financing activities	70	107
Net cash provided by (used in) financing activities	(1,383)	(399)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(670)	(230)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	2,676	(3,188)
Balance at beginning of period	8,442	12,803
Balance at end of period	$11,118	$9,615
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2013 and 2012 ended on September 27, 2013, and September 28, 2012, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the nine months ended September 27, 2013, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $326 million, which primarily included our acquisition of the majority of the remaining outstanding shares of Fresh Trading Ltd. ("innocent") and bottling operations in Myanmar. The Company previously accounted for our investment in innocent under the equity method of accounting. We remeasured our equity interest in innocent to fair value upon the close of the transaction. The resulting gain on the remeasurement was not significant to our condensed consolidated financial statements.

During the nine months ended September 28, 2012, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,148 million, which primarily included investments in the existing beverage business of Aujan Industries Company J.S.C. ("Aujan"), one of the largest independent beverage companies in the Middle East, and our acquisition of bottling operations in Vietnam, Cambodia and Guatemala.
The Company transferred $815 million during the nine months ended September 28, 2012, under its definitive agreement with Aujan in exchange for an ownership interest of 50 percent in the Aujan entity that holds the rights to Aujan-owned brands in certain territories and an ownership interest of 49 percent in Aujan's bottling and distribution operations in certain territories. The Company's investments in Aujan are being accounted for under the equity method of accounting.
Coca-Cola Erfrischungsgetränke AG
In conjunction with the Company's acquisition of 18 German bottling and distribution operations in 2007, the former owners received put options to sell their respective shares in Coca-Cola Erfrischungsgetränke AG back to the Company on January 2, 2014, with notification to the Company required by September 30, 2013. During the nine months ended September 27, 2013, the Company received notice that 100 percent of the put options would be exercised. The total exercise price for the put options is approximately $492 million.
Divestitures
During the nine months ended September 27, 2013, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $869 million. These proceeds primarily included the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines ("Philippine bottling operations"), and separately, the deconsolidation of our bottling operations in Brazil ("Brazilian bottling operations"). See below for further details on each of these transactions.
During the nine months ended September 28, 2012, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $19 million. None of the disposals were individually significant.
Philippine Bottling Operations
On December 13, 2012, the Company and Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee, executed a share purchase agreement for the sale of a majority ownership interest in our consolidated Philippine bottling operations. This transaction was completed on January 25, 2013. The Company now accounts for our ownership interest in the Philippine bottling operations under the equity method of accounting. Following this transaction, we remeasured our investment in the Philippine bottling operations to fair value taking into consideration the sale price of the majority ownership interest. Coca-Cola FEMSA has an option to purchase our remaining ownership interest in the Philippine bottling operations at any time during the seven years following closing based on the initial purchase price plus a defined return. Coca-Cola FEMSA also has an option exercisable during the sixth year after closing to sell its ownership interest back to the Company at a price not to exceed the initial purchase price.
As of December 31, 2012, our Philippine bottling operations met the criteria to be classified as held for sale, and we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company recorded a total loss of $107 million, primarily during the fourth quarter of 2012, on the sale of our Philippine bottling operations. Refer to the table below for details of our Philippine bottling assets and liabilities that were classified as held for sale.
Brazilian Bottling Operations
On December 17, 2012, the Company entered into an agreement with several parties to combine our Brazilian bottling operations with an independent bottler in Brazil in a transaction involving a disposition of shares for cash and an exchange of shares for a 44 percent minority ownership interest in the newly combined entity which was recorded at fair value. This transaction was completed on July 3, 2013, and resulted in the deconsolidation of our Brazilian bottling operations. The Company recognized a gain of $615 million as a result of this transaction. The owners of the majority interest have the option to acquire from us up to 24 percent of the new entity's outstanding shares at any time for a period of six years beginning December 31, 2013.
As of December 31, 2012, our Brazilian bottling operations met the criteria to be classified as held for sale, but we were not required to record their assets and liabilities at fair value less any costs to sell because their fair value exceeded our carrying value. Refer to the table below for details of our Brazilian bottling assets and liabilities that were classified as held for sale.

Assets and Liabilities Held for Sale
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheet as of December 31, 2012 (in millions):

	December 31, 2012
	Brazilian Bottling Operations	Philippine Bottling Operations	Total Bottling Operations Held for Sale as of December 31, 2012
Cash, cash equivalents and short-term investments	$45	$133	$178
Trade accounts receivable, less allowances	88	108	196
Inventories	85	187	272
Prepaid expenses and other assets	174	223	397
Other assets	128	7	135
Property, plant and equipment — net	419	841	1,260
Bottlers' franchise rights with indefinite lives	130	341	471
Goodwill	22	148	170
Other intangible assets	1	—	1
Allowance for reduction of assets held for sale	—	(107)	(107)
Total assets[1]	$1,092	$1,881	$2,973
Accounts payable and accrued expenses	$157	$241	$398
Loans and notes payable	6	—	6
Current maturities of long-term debt	28	—	28
Accrued income taxes	4	(4)	—
Long-term debt	147	—	147
Other liabilities	75	20	95
Deferred income taxes	20	102	122
Total liabilities[1]	$437	$359	$796

[1]
The assets and liabilities of our Philippine and Brazilian bottling operations were included in our Bottling Investments operating segment during the period(s) in which they were consolidated entities of the Company. Refer to Note 15.

We determined that our Philippine and Brazilian bottling operations did not meet the criteria to be classified as discontinued operations, primarily due to the continued significant involvement we have in these operations following each transaction.
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

Trading Securities
As of September 27, 2013, and December 31, 2012, our trading securities had a fair value of $314 million and $266 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $28 million and $19 million as of September 27, 2013, and December 31, 2012, respectively. The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	September 27, 2013	December 31, 2012
Marketable securities	$231	$184
Other assets	83	82
Total trading securities	$314	$266
Available-for-Sale and Held-to-Maturity Securities
As of September 27, 2013, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$983	$389	$(15)	$1,357
Debt securities	3,343	21	(34)	3,330
Total available-for-sale securities	$4,326	$410	$(49)	$4,687
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2012, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$957	$441	$(10)	$1,388
Debt securities	3,169	46	(10)	3,205
Total available-for-sale securities	$4,126	$487	$(20)	$4,593
1 Refer to Note 14 for additional information related to the estimated fair value.
The sale and/or maturity of available-for-sale securities resulted in the following realized activity during the three and nine months ended September 27, 2013, and September 28, 2012 (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Gross gains	$2	$22	$10	$34
Gross losses	(9)	(26)	(19)	(28)
Proceeds	1,091	1,256	3,349	4,098
The Company uses one of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of September 27, 2013, and December 31, 2012, the Company's available-for-sale securities included solvency capital funds of $530 million and $451 million, respectively.

The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	September 27, 2013	December 31, 2012
Cash and cash equivalents	$76	$9
Marketable securities	2,971	2,908
Other investments, principally bottling companies	993	1,087
Other assets	647	589
Total available-for-sale securities	$4,687	$4,593
The contractual maturities of these available-for-sale securities as of September 27, 2013, were as follows (in millions):

	Cost	Fair Value
Within 1 year	$1,285	$1,267
After 1 year through 5 years	1,574	1,580
After 5 years through 10 years	149	153
After 10 years	335	330
Equity securities	983	1,357
Total available-for-sale securities	$4,326	$4,687
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
As of September 27, 2013, and December 31, 2012, the Company did not have any held-to-maturity securities.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of September 27, 2013, and December 31, 2012. Our cost method investments had a carrying value of $157 million and $145 million as of September 27, 2013, and December 31, 2012, respectively.
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

	September 27, 2013	December 31, 2012
Raw materials and packaging	$1,683	$1,773
Finished goods	1,297	1,171
Other	341	320
Total inventories	$3,321	$3,264

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

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	September 27, 2013	December 31, 2012
Assets
Foreign currency contracts	Prepaid expenses and other assets	$146	$149
Foreign currency contracts	Other assets	39	—
Interest rate contracts	Prepaid expenses and other assets	47	7
Interest rate contracts	Other assets	299	335
Total assets		$531	$491
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$102	$55
Foreign currency contracts	Other liabilities	17	—
Commodity contracts	Accounts payable and accrued expenses	1	1
Interest rate contracts	Other liabilities	—	6
Total liabilities		$120	$62
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
2 Refer to Note 14 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	September 27, 2013	December 31, 2012
Assets
Foreign currency contracts	Prepaid expenses and other assets	$21	$19
Foreign currency contracts	Other assets	164	42
Commodity contracts	Prepaid expenses and other assets	31	72
Other derivative instruments	Prepaid expenses and other assets	2	6
Total assets		$218	$139
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$27	$24
Foreign currency contracts	Other liabilities	—	1
Commodity contracts	Accounts payable and accrued expenses	14	43
Commodity contracts	Other liabilities	1	1
Interest rate contracts	Other liabilities	3	—
Other derivative instruments	Accounts payable and accrued expenses	2	2
Total liabilities		$47	$71
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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our condensed consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the nine months ended September 27, 2013, or September 28, 2012. The maximum length of time for which the Company hedges its exposure to future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $5,543 million and $4,715 million as of September 27, 2013, and December 31, 2012, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for the Company's commodity cash flow hedging program were $15 million and $17 million as of September 27, 2013, and December 31, 2012, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $2,778 million and $1,764 million as of September 27, 2013, and December 31, 2012, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended September 27, 2013 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(70)	Net operating revenues	$53	$—
Foreign currency contracts	(4)	Cost of goods sold	11	—
Interest rate contracts	4	Interest expense	(3)	—
Commodity contracts	—	Cost of goods sold	(1)	—
Total	$(70)		$60	$—
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the nine months ended September 27, 2013 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$150	Net operating revenues	$123	$1
Foreign currency contracts	31	Cost of goods sold	21	—
Interest rate contracts	155	Interest expense	(9)	—	[2]
Commodity contracts	1	Cost of goods sold	(2)	—
Total	$337		$133	$1
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

As of September 27, 2013, the Company estimates that it will reclassify into earnings during the next 12 months approximately $93 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of September 27, 2013, such adjustments had cumulatively increased the carrying value of our long-term debt by $101 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining difference between the carrying value of the hedged item at that time and the par value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $6,750 million and $6,700 million as of September 27, 2013, and December 31, 2012, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $985 million and $850 million as of September 27, 2013, and December 31, 2012, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended September 27, 2013, and September 28, 2012 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		September 27, 2013	September 28, 2012
Interest rate swaps	Interest expense	$4	$42
Fixed-rate debt	Interest expense	5	(30)
Net impact to interest expense		$9	$12
Foreign currency contracts	Other income (loss) — net	$39	$8
Available-for-sale securities	Other income (loss) — net	(45)	(5)
Net impact to other income (loss) — net		$(6)	$3
Net impact of fair value hedging instruments		$3	$15
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the nine months ended September 27, 2013, and September 28, 2012 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		September 27, 2013	September 28, 2012
Interest rate swaps	Interest expense	$(147)	$111
Fixed-rate debt	Interest expense	181	(81)
Net impact to interest expense		$34	$30
Foreign currency contracts	Other income (loss) — net	$32	$23
Available-for-sale securities	Other income (loss) — net	(47)	(21)
Net impact to other income (loss) — net		$(15)	$2
Net impact of fair value hedging instruments		$19	$32

Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional values of derivatives that were designated and qualified for the Company's net investments hedging program were $1,691 million and $1,718 million as of September 27, 2013, and December 31, 2012, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the three and nine months ended September 27, 2013, and September 28, 2012 (in millions):

	Gain (Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Foreign currency contracts	$(22)	$(100)	$8	$(58)
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the three and nine months ended September 27, 2013, and September 28, 2012. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended September 27, 2013, and September 28, 2012.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues and cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $3,630 million and $3,865 million as of September 27, 2013, and December 31, 2012, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items cost of goods sold and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $1,357 million and $1,084 million as of September 27, 2013, and December 31, 2012, respectively.

The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three and nine months ended September 27, 2013, and September 28, 2012, respectively (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 27, 2013	September 28, 2012
Foreign currency contracts	Net operating revenues	$(2)	$(2)
Foreign currency contracts	Other income (loss) — net	47	18
Foreign currency contracts	Cost of goods sold	2	(3)
Interest rate contracts	Interest expense	—	—
Commodity contracts	Net operating revenues	2	5
Commodity contracts	Cost of goods sold	(3)	25
Commodity contracts	Selling, general and administrative expenses	3	19
Other derivative instruments	Selling, general and administrative expenses	9	3
Total		$58	$65

		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 27, 2013	September 28, 2012
Foreign currency contracts	Net operating revenues	$2	$(5)
Foreign currency contracts	Other income (loss) — net	120	(54)
Foreign currency contracts	Cost of goods sold	2	—
Interest rate contracts	Interest expense	(3)	—
Commodity contracts	Net operating revenues	1	5
Commodity contracts	Cost of goods sold	(147)	(19)
Commodity contracts	Selling, general and administrative expenses	1	12
Other derivative instruments	Selling, general and administrative expenses	33	21
Total		$9	$(40)
NOTE 6: DEBT AND BORROWING ARRANGEMENTS
During the second quarter of 2013, the Company extinguished $1,254 million of long-term debt prior to maturity and recorded a charge of $23 million in the line item interest expense in our condensed consolidated statement of income. The general terms of the notes that were extinguished are as follows:

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

NOTE 7: COMMITMENTS AND CONTINGENCIES
Guarantees
As of September 27, 2013, we were contingently liable for guarantees of indebtedness owed by third parties of $639 million, of which $287 million related to variable interest entities ("VIEs"). These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees were individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $539 million and $508 million as of September 27, 2013, and December 31, 2012, respectively.
NOTE 8: COMPREHENSIVE INCOME
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended September 27, 2013
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$6,874	$44	$6,918
Other comprehensive income:
Net foreign currency translation adjustment	(1,475)	28	(1,447)
Net gain (loss) on derivatives[1]	122	—	122
Net unrealized gain (loss) on available-for-sale securities[2]	(66)	—	(66)
Net change in pension and other benefit liabilities	105	—	105
Total comprehensive income	$5,560	$72	$5,632
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended September 27, 2013	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(639)	$144	$(495)
Reclassification adjustments recognized in net income	26	—	26
Net foreign currency translation adjustments	(613)	144	(469)
Derivatives:
Unrealized gains (losses) arising during the period	(69)	25	(44)
Reclassification adjustments recognized in net income	(60)	22	(38)
Net gain (loss) on derivatives[1]	(129)	47	(82)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(152)	53	(99)
Reclassification adjustments recognized in net income	7	—	7
Net change in unrealized gain (loss) on available-for-sale securities[2]	(145)	53	(92)
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	(5)	—	(5)
Reclassification adjustments recognized in net income	49	(17)	32
Net change in pension and other benefit liabilities[3]	44	(17)	27
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(843)	$227	$(616)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Nine Months Ended September 27, 2013	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(1,318)	$37	$(1,281)
Reclassification adjustments recognized in net income	(194)	—	(194)
Net foreign currency translation adjustments	(1,512)	37	(1,475)
Derivatives:
Unrealized gains (losses) arising during the period	333	(128)	205
Reclassification adjustments recognized in net income	(133)	50	(83)
Net gain (loss) on derivatives[1]	200	(78)	122
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(108)	33	(75)
Reclassification adjustments recognized in net income	9	—	9
Net change in unrealized gain (loss) on available-for-sale securities[2]	(99)	33	(66)
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	20	(9)	11
Reclassification adjustments recognized in net income	147	(53)	94
Net change in pension and other benefit liabilities[3]	167	(62)	105
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(1,244)	$(70)	$(1,314)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended September 28, 2012	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$236	$47	$283
Reclassification adjustments recognized in net income	—	—	—
Net foreign currency translation adjustments	236	47	283
Derivatives:
Unrealized gains (losses) arising during the period	(101)	45	(56)
Reclassification adjustments recognized in net income	13	(5)	8
Net gain (loss) on derivatives[1]	(88)	40	(48)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	248	(70)	178
Reclassification adjustments recognized in net income	4	—	4
Net change in unrealized gain (loss) on available-for-sale securities[2]	252	(70)	182
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	(5)	2	(3)
Reclassification adjustments recognized in net income	22	(8)	14
Net change in pension and other benefit liabilities[3]	17	(6)	11
Other comprehensive income (loss) attributable to The Coca-Cola Company	$417	$11	$428

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Nine Months Ended September 28, 2012	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(571)	$16	$(555)
Reclassification adjustments recognized in net income	7	—	7
Net foreign currency translation adjustments	(564)	16	(548)
Derivatives:
Unrealized gains (losses) arising during the period	(39)	15	(24)
Reclassification adjustments recognized in net income	57	(22)	35
Net gain (loss) on derivatives[1]	18	(7)	11
Available-for-sale securities:
Unrealized gains (losses) arising during the period	516	(162)	354
Reclassification adjustments recognized in net income	(6)	—	(6)
Net change in unrealized gain (loss) on available-for-sale securities[2]	510	(162)	348
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	(22)	2	(20)
Reclassification adjustments recognized in net income	66	(24)	42
Net change in pension and other benefit liabilities[3]	44	(22)	22
Other comprehensive income (loss) attributable to The Coca-Cola Company	$8	$(175)	$(167)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded during the three and nine months ended September 27, 2013 (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Location of Gain (Loss) Recognized in Income	Three Months Ended September 27, 2013	Nine Months Ended September 27, 2013
Foreign currency translation adjustments:
Divestitures, deconsolidations and other	Other income (loss) — net	$26	$(194)	[1]
	Income before income taxes	$26	$(194)
	Income taxes	—	—
	Consolidated net income	$26	$(194)
Derivatives:
Foreign currency contracts	Net operating revenues	$(53)	$(123)
Foreign currency contracts	Cost of goods sold	(10)	(19)
Interest rate contracts	Interest expense	3	9
	Income before income taxes	$(60)	$(133)
	Income taxes	22	50
	Consolidated net income	$(38)	$(83)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$7	$9
	Income before income taxes	$7	$9
	Income taxes	—	—
	Consolidated net income	$7	$9
Pension and other benefit liabilities:
Insignificant items	Other income (loss) — net	$—	$(1)
Amortization of net actuarial loss	*	53	158
Amortization of prior service cost (credit)	*	(4)	(10)
	Income before income taxes	$49	$147
	Income taxes	(17)	(53)
	Consolidated net income	$32	$94

*
This component of AOCI is included in the Company's computation of net periodic benefit cost and is not reclassified out of AOCI into a single line item in our condensed consolidated statements of income in its entirety. Refer to Note 12 for additional information.

[1]
Related to the disposition of our Philippine bottling operations in January 2013, the deconsolidation of our Brazilian bottling operations in July 2013 and the merger of four of the Company's Japanese bottling partners in July 2013. Refer to Note 2 and Note 10 for additional information related to these transactions.

NOTE 9: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2012	$33,168	$58,045	$(3,385)	$1,760	$11,379	$(35,009)	$378
Comprehensive income (loss)	5,632	6,874	(1,314)	—	—	—	72
Dividends paid/payable to shareowners of The Coca-Cola Company	(3,732)	(3,732)	—	—	—	—	—
Dividends paid to noncontrolling interests	(54)	—	—	—	—	—	(54)
Contributions by noncontrolling interests	1	—	—	—	—	—	1
Business combinations	25	—	—	—	—	—	25
Deconsolidation of certain entities	(89)	—	—	—	—	—	(89)
Purchases of treasury stock	(3,820)	—	—	—	—	(3,820)	—
Impact of employee stock option and restricted stock plans	1,334	—	—	—	743	591	—
September 27, 2013	$32,465	$61,187	$(4,699)	$1,760	$12,122	$(38,238)	$333
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
Other Operating Charges
During the three months ended September 27, 2013, the Company incurred other operating charges of $341 million. These charges primarily consisted of $190 million due to the impairment of certain intangible assets described below; $97 million due to the Company's productivity and reinvestment program; and $45 million due to the Company's other restructuring and integration initiatives. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 14 for additional information on the impairment charges recorded. Refer to Note 15 for the impact these charges had on our operating segments.
During the nine months ended September 27, 2013, the Company incurred other operating charges of $594 million. These charges primarily consisted of $312 million due to the Company's productivity and reinvestment program; $190 million due to the impairment of certain intangible assets described below; and $86 million due to the Company's other restructuring and integration initiatives. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 14 for additional information on the impairment charges recorded. Refer to Note 15 for the impact these charges had on our operating segments.
During the three and nine months ended September 27, 2013, the Company recorded charges of $190 million related to certain intangible assets. These charges included $108 million related to the impairment of trademarks recorded in our Bottling Investments and Pacific operating segments. These impairments were primarily due to a strategic decision to phase out certain local-market value brands which resulted in a change in the expected useful life of the intangible assets. The charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. Additionally, the remaining charge of $82 million related to goodwill recorded in our Bottling Investments operating segment. This charge was primarily the result of management's revised outlook on market conditions and volume performance. The total impairment charges of $190 million were recorded in our Corporate operating segment in the line item other operating charges in our condensed consolidated statements of income.

During the three months ended September 28, 2012, the Company incurred other operating charges of $64 million. These charges consisted of $59 million due to the Company's productivity and reinvestment program; $14 million due to the Company's other restructuring and integration initiatives; and $2 million due to costs associated with the Company detecting carbendazim in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by a reversal of $6 million due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives as well as a reversal of $5 million due to the refinement of previously established accruals related to the Company's integration of Coca-Cola Enterprises Inc.'s ("CCE") former North America business. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the nine months ended September 28, 2012, the Company incurred other operating charges of $233 million. These charges consisted of $177 million due to the Company's productivity and reinvestment program; $44 million due to the Company's other restructuring and integration initiatives; $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé S.A. ("Nestlé") terminating at the end of 2012; and $6 million due to costs associated with the Company detecting carbendazim in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by a reversal of $9 million due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives as well as a reversal of $5 million due to the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three and nine months ended September 27, 2013, the Company recorded a net gain of $8 million and net charge of $34 million, respectively, in the line item equity income (loss) — net. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. The net charge recorded during the nine months ended September 27, 2013, includes a charge incurred by an equity method investee due to the devaluation of the Venezuelan bolivar. Refer to Note 15 for the impact these items had on our operating segments.
During the three months ended September 28, 2012, the Company recorded a net charge of $10 million in the line item equity income (loss) — net. This net charge primarily represents the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 15 for the impact these items had on our operating segments.
During the nine months ended September 28, 2012, the Company recorded a net gain of $33 million in the line item equity income (loss) — net. This net gain primarily represents the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. In addition, the Company recorded a charge of $14 million due to changes in the structure of Beverage Partners Worldwide ("BPW"), our 50/50 joint venture with Nestlé in the ready-to-drink tea category. These changes resulted in the joint venture focusing its geographic scope on Europe and Canada. The Company accounts for our investment in BPW under the equity method of accounting. Refer to Note 15 for the impact these items had on our operating segments.
Other Income (Loss) — Net
During the three and nine months ended September 27, 2013, the Company recorded a gain of $615 million in the line item other income (loss) — net. This gain was due to the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner. Refer to Note 2 for additional information on this transaction. Refer to Note 15 for the impact this gain had on our operating segments.
In 2012, four of the Company's Japanese bottling partners announced their intent to merge as Coca-Cola East Japan Bottling Company, Ltd. ("CCEJ"), a publicly traded entity, through a share exchange. The merger was completed effective July 1, 2013. The terms of the merger agreement included the issuance of new shares of one of the publicly traded bottlers in exchange for 100 percent of the outstanding shares of the remaining three bottlers according to an agreed upon share exchange ratio. As a result, the Company recorded a gain of $30 million during the three months ended September 27, 2013, based on the value of the shares it received on July 1, 2013. This gain partially offset a loss of $144 million the Company recorded during the second quarter of 2013 for those investments in which the Company’s carrying value was higher than the fair value of the shares expected to be received. In total, the Company recorded a net loss of $114 million during the nine months ended September 27, 2013, related to our investment in the entities that merged to form CCEJ. Refer to Note 15 for the impact these items had on our operating segments.

During the nine months ended September 27, 2013, the Company recorded a charge of $140 million in the line item other income (loss) — net due to the Venezuelan government announcing a currency devaluation. As a result of this devaluation, the Company remeasured the net assets related to its operations in Venezuela. Refer to Note 15 for the impact this charge had on our operating segments.
In addition, during the nine months ended September 27, 2013, the Company recognized a gain of $139 million due to Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company sold a proportionate share of its investment in Coca-Cola FEMSA. Refer to Note 15 for the impact this gain had on our operating segments.
During the nine months ended September 28, 2012, the Company recognized a gain of $92 million due to Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company sold a proportionate share of its investment in Coca-Cola FEMSA. Refer to Note 15 for the impact this gain had on our operating segments.
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
As of September 27, 2013, the Company has incurred total pretax expenses of $582 million related to this program since the plan commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the tables below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the tables below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended September 27, 2013 (in millions):

	Accrued Balance June 28, 2013	Costs Incurred Three Months Ended September 27, 2013	Payments	Noncash and Exchange	Accrued Balance September 27, 2013
Severance pay and benefits	$37	$30	$(29)	$1	$39
Outside services	3	12	(3)	—	12
Other direct costs	12	55	(50)	(1)	16
Total	$52	$97	$(82)	$—	$67
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the nine months ended September 27, 2013 (in millions):

	Accrued Balance December 31, 2012	Costs Incurred Nine Months Ended September 27, 2013	Payments	Noncash and Exchange	Accrued Balance September 27, 2013
Severance pay and benefits	$12	$109	$(83)	$1	$39
Outside services	6	49	(43)	—	12
Other direct costs	8	154	(145)	(1)	16
Total	$26	$312	$(271)	$—	$67

Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $45 million and $85 million related to this initiative during the three and nine months ended September 27, 2013, respectively, and has incurred total pretax expenses of $525 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The charges recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $108 million and $96 million accrued related to these integration costs as of September 27, 2013, and December 31, 2012, respectively.
The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which, if implemented, will result in additional charges in future periods. However, as of September 27, 2013, the Company has not finalized any additional plans.
NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following during the three and nine months ended September 27, 2013, and September 28, 2012, respectively (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Service cost	$69	$88	$9	$8
Interest cost	93	97	10	11
Expected return on plan assets	(163)	(143)	(2)	(2)
Amortization of prior service cost (credit)	(1)	(1)	(3)	(13)
Amortization of net actuarial loss	50	34	3	2
Total cost (credit) recognized in statements of income	$48	$75	$17	$6

	Pension Benefits		Other Benefits
	Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Service cost	$207	$224	$27	$25
Interest cost	282	292	31	33
Expected return on plan assets	(492)	(431)	(7)	(6)
Amortization of prior service cost (credit)	(2)	(2)	(8)	(39)
Amortization of net actuarial loss	149	102	9	5
Total cost (credit) recognized in statements of income	$144	$185	$52	$18
During the nine months ended September 27, 2013, the Company contributed $574 million to our pension plans, and we anticipate making additional contributions of approximately $60 million to our pension plans during the remainder of 2013. The Company contributed $992 million to our pension plans during the nine months ended September 28, 2012.
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

The Company recorded income tax expense of $925 million (27.4 percent effective tax rate) and $755 million (24.5 percent effective tax rate) during the three months ended September 27, 2013, and September 28, 2012, respectively. The Company recorded income tax expense of $2,331 million (25.2 percent effective tax rate) and $2,236 million (23.7 percent effective tax rate) during the nine months ended September 27, 2013, and September 28, 2012, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	September 27, 2013		September 28, 2012		September 27, 2013		September 28, 2012
Asset impairments	$—	[1]	$—		$—	[1]	$—
Productivity and reinvestment program	(37)	[2]	(21)	[9]	(115)	[2]	(65)	[9]
Other productivity, integration and restructuring initiatives	1	[3]	4	[10]	2	[3]	5	[10]
Transaction gains and losses	255	[4]	—		303	[7]	33	[11]
Certain tax matters	(20)	[5]	7	[12]	(20)	[5]	(26)	[14]
Other — net	4	[6]	(4)	[13]	—	[8]	(18)	[15]

[1]	Related to charges of $190 million due to the impairment of certain of the Company's intangible assets. Refer to Note 10 and Note 14.

[2]
Related to charges of $97 million and $312 million during the three and nine months ended September 27, 2013, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[3]
Related to net charges of $43 million and $82 million during the three and nine months ended September 27, 2013, respectively. These charges were primarily due to the Company's other restructuring initiatives that are outside the scope of the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[4]
Related to a net gain of $585 million consisting of the following items: a gain of $615 million due to the deconsolidation of our Brazilian bottling operations upon their combination with an independent bottler; a gain of $30 million due to the merger of four of the Company's Japanese bottling partners; and charges of $60 million due to the deferral of revenue and corresponding gross profit associated with the intercompany portion of our concentrate sales to CCEJ and the newly combined Brazilian bottling operations until the finished beverage products made from those concentrates are sold to a third party. Refer to Note 2, Note 10 and Note 14.

[5]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[6]
Related to a net charge of $3 million that consisted of a charge of $11 million associated with certain of the Company's fixed assets, partially offset by a net gain of $8 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

[7]
Related to a net gain of $574 million that primarily consisted of the following items: a gain of $615 million related to the deconsolidation of our Brazilian bottling operations upon their combination with an independent bottler; a gain of $139 million the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment; a net loss of $114 million due to the merger of four of the Company's Japanese bottling partners; and charges of $60 million due to the deferral of revenue and corresponding gross profit associated with the intercompany portion of our concentrate sales to CCEJ and the newly combined Brazilian bottling operations until the finished beverage products made from those concentrates are sold to a third party. Refer to Note 2, Note 10 and Note 14.

[8]
Related to charges of $205 million that primarily consisted of the following items: a charge of $23 million due to the early extinguishment of certain long-term debt; a charge of $149 million due to the devaluation of the Venezuelan bolivar; a net charge of $25 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees; and a charge of $11 million associated with certain of the Company's fixed assets. Refer to Note 6 and Note 10.

[9]
Related to charges of $59 million and $177 million during the three and nine months ended September 28, 2012, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[10]
Related to charges of $3 million and $30 million during the three and nine months ended September 28, 2012, respectively. These charges were primarily due to the Company's other restructuring initiatives that are outside the scope of the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[11]
Related to a gain of $92 million the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14.

[12]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[13]
Related to a charge of $19 million that consisted of a net charge of $10 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and a charge of $9 million associated with the Company's orange juice supply in the United States. Refer to Note 10.

[14]
Related to a net tax benefit primarily associated with the reversal of valuation allowances in the Company's foreign jurisdictions, partially offset by amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[15]
Related to a net charge of $22 million that consisted of the following items: a charge of $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé terminating at the end of 2012; a charge of $14 million due to changes in the structure of BPW; and a charge of $21 million associated with the Company's orange juice supply in the United States. These charges were partially offset by a net gain of $33 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

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
Derivative Financial Instruments
Derivatives classified as Level 1 consist of exchange-traded futures and listed options. The fair values of these instruments are based on quoted market prices on exchange markets.
The fair values of our derivative instruments other than exchange-traded contracts are determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments other than futures include the applicable exchange rates, forward rates, interest rates and discount rates. The standard valuation model for options also uses implied volatility as an additional input. The discount rates are based on the historical U.S. Deposit or U.S. Treasury rates, and the implied volatility specific to options is based on quoted rates from financial institutions.

Included in the fair value of derivative instruments is an adjustment for nonperformance risk. The adjustment is based on the current one-year credit default swap ("CDS") rate applied to each contract, by counterparty. We use our counterparty's CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for nonperformance risk did not have a significant impact on the estimated fair value of our derivative instruments. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 27, 2013 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities[2]	$139	$172	$3		$—	$314
Available-for-sale securities[2]	1,357	3,216	114	[3]	—	4,687
Derivatives[4]	20	729	—		(144)	605	[5]
Total assets	$1,516	$4,117	$117		$(144)	$5,606
Liabilities
Derivatives[4]	$5	$162	$—		$(145)	$22	[5]
Total liabilities	$5	$162	$—		$(145)	$22
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
5 The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $103 million in the line item prepaid expenses and other assets; $502 million in the line item other assets; $8 million in the line item accounts payable and accrued expenses; and $14 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.
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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and nine months ended September 27, 2013, and September 28, 2012.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended September 27, 2013, and September 28, 2012.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The gains or losses on assets measured at fair value on a nonrecurring basis for the three and nine months ended September 27, 2013, and September 28, 2012, are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended			Nine Months Ended
	September 27, 2013		September 28, 2012	September 27, 2013		September 28, 2012
Intangible assets	$(190)	[1]	$—	$(190)	[1]	$—
Valuation of shares in equity method investee	—		—	139	[3]	92	[3]
Exchange of investment in equity securities	30	[2]	—	(114)	[4]	—
Total	$(160)		$—	$(165)		$92

[1]
The Company recognized a loss of $190 million due to impairment charges on certain intangible assets. The charges were primarily determined by comparing the fair value of the assets to the current carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 10.

[2]
The Company recognized a gain of $30 million on the exchange of shares it previously owned in certain equity method investees for shares in CCEJ, a newly formed entity. The gain represents the difference between the carrying value of the shares the Company relinquished and the fair value of the CCEJ shares received as a result of the transaction. The gain and the initial carrying value of the Company's investment were calculated based on Level 1 inputs. The Company accounts for its investment in CCEJ under the equity method of accounting. Refer to Note 10.

[3]
The Company recognized a gain of $139 million and $92 million during the nine months ended September 27, 2013, and September 28, 2012, respectively. These gains resulted from Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment in Coca-Cola FEMSA. These gains were determined using Level 1 inputs. Refer to Note 10.

[4]
The Company recognized a net loss of $114 million on the exchange of shares it previously owned in certain equity method investees for shares in the newly formed entity CCEJ. CCEJ is also an equity method investee. The net loss represents the difference between the carrying value of the shares the Company relinquished and the fair value of the CCEJ shares received as a result of the transaction. The net loss and the initial carrying value of the Company's investment were calculated based on Level 1 inputs. Refer to Note 10.

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. As of September 27, 2013, the carrying amount and fair value of our long-term debt, including the current portion, were $17,367 million and $17,764 million, respectively. As of December 31, 2012, the carrying amount and fair value of our long-term debt, including the current portion, were $16,313 million and $17,157 million, respectively.

NOTE 15: OPERATING SEGMENTS
Effective January 1, 2013, the Company transferred our India and South West Asia business unit from the Eurasia and Africa operating segment to the Pacific operating segment. Accordingly, all prior period segment information presented herein has been adjusted to reflect this change in our organizational structure.
Information about our Company's operations as of and for the three months ended September 27, 2013, and September 28, 2012, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2013
Net operating revenues:
Third party	$669	$1,232	$1,208	$5,715	$1,368	$1,811	$27	$—	$12,030
Intersegment	—	188	22	4	128	21	—	(363)	—
Total net revenues	669	1,420	1,230	5,719	1,496	1,832	27	(363)	12,030
Operating income (loss)	231	742	720	803	575	22	(621)	—	2,472
Income (loss) before income taxes	228	755	719	805	585	214	74	—	3,380
Identifiable operating assets	1,340	3,567	2,672	34,278	1,848	6,836	27,356	—	77,897
Noncurrent investments	1,160	104	525	44	140	9,486	76	—	11,535
2012
Net operating revenues:
Third party	$698	$1,124	$1,171	$5,669	$1,470	$2,182	$26	$—	$12,340
Intersegment	—	165	55	1	176	26	—	(423)	—
Total net revenues	698	1,289	1,226	5,670	1,646	2,208	26	(423)	12,340
Operating income (loss)	244	698	734	832	613	44	(372)	—	2,793
Income (loss) before income taxes	248	716	734	838	616	269	(337)	—	3,084
Identifiable operating assets	1,373	3,012	2,576	33,906	2,303	9,374	23,960	—	76,504
Noncurrent investments	1,143	275	556	21	126	7,953	76	—	10,150
As of December 31, 2012
Identifiable operating assets	$1,299	$2,976	$2,759	$34,114	$2,163	$9,648	$22,767	$—	$75,726
Noncurrent investments	1,155	271	539	39	127	8,253	64	—	10,448
During the three months ended September 27, 2013, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Europe, $53 million for North America, $2 million for Pacific, $45 million for Bottling Investments and $41 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $2 million for North America due to the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 10 and Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $190 million for Corporate due to impairment charges recorded on certain of the Company's intangible assets. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by $615 million for Corporate due to a gain the Company recognized on the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was increased by $30 million for Corporate due to a gain recognized on the merger of four of the Company's Japanese bottling partners in which we held equity method investments prior to their merger. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by a net $8 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

During the three months ended September 28, 2012, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $48 million for North America, $1 million for Pacific, $14 million for Bottling Investments and $10 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $1 million for Pacific and $5 million for Corporate due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Operating income (loss) and income (loss) before income taxes were increased by $5 million for North America due to the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 10 and Note 11.

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

Information about our Company's operations as of and for the nine months ended September 27, 2013, and September 28, 2012, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2013
Net operating revenues:
Third party	$2,103	$3,545	$3,504	$16,306	$4,185	$6,047	$124	$—	$35,814
Intersegment	—	520	169	13	431	61	—	(1,194)	—
Total net revenues	2,103	4,065	3,673	16,319	4,616	6,108	124	(1,194)	35,814
Operating income (loss)	845	2,261	2,209	1,875	2,024	186	(1,277)	—	8,123
Income (loss) before income taxes	868	2,318	2,213	1,879	2,042	677	(748)	—	9,249
2012
Net operating revenues:
Third party	$2,041	$3,492	$3,381	$16,375	$4,423	$6,742	$108	$—	$36,562
Intersegment	—	488	176	13	498	66	—	(1,241)	—
Total net revenues	2,041	3,980	3,557	16,388	4,921	6,808	108	(1,241)	36,562
Operating income (loss)	806	2,290	2,164	2,039	2,089	169	(961)	—	8,596
Income (loss) before income taxes	821	2,340	2,164	2,066	2,088	750	(797)	—	9,432
During the nine months ended September 27, 2013, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Eurasia and Africa, $7 million for Europe, $190 million for North America, $16 million for Pacific, $86 million for Bottling Investments and $97 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $2 million for North America due to the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Operating income (loss) and income (loss) before income taxes were increased by $1 million for Pacific and $1 million for Corporate due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 10 and Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $190 million for Corporate due to impairment charges recorded on certain of the Company's intangible assets. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by $615 million for Corporate due to a gain the Company recognized on the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was reduced by $9 million for Bottling Investments and $140 million for Corporate due to the devaluation of the Venezuelan bolivar, including our proportionate share of the charge incurred by an equity method investee which has operations in Venezuela. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $114 million for Corporate due to a loss related to the merger of four of the Company's Japanese bottling partners in which we held equity method investments prior to their merger. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by $139 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was reduced by a net $25 million for Bottling Investments due to the Company’s proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

•	Income (loss) before income taxes was reduced by $23 million for Corporate due to a charge the Company recognized as a result of the early extinguishment of certain long-term debt. Refer to Note 6.
During the nine months ended September 28, 2012, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $157 million for North America, $1 million for Pacific, $45 million for Bottling Investments and $18 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $3 million for Europe, $1 million for Pacific and $5 million for Corporate due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Operating income (loss) and income (loss) before income taxes were increased by $5 million for North America due to the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 10 and Note 11.

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
Investments in Equity and Debt Securities
Investments classified as trading securities are not assessed for impairment since they are carried at fair value with the change in fair value included in net income. We review our investments in equity and debt securities that are accounted for using the equity method or cost method or that are classified as available-for-sale or held-to-maturity each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value in the prior period. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in non-publicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds, and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in developing and emerging markets, may impact the determination of fair value.
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
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

September 27, 2013	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$7,612	$2,281	$5,331
Coca-Cola Amatil Limited	2,509	890	1,619
Coca-Cola Hellenic Bottling Company S.A.	2,457	1,449	1,008
Coca-Cola İçecek A.Ş.	1,317	243	1,074
Embotelladora Andina S.A.	663	377	286
Coca-Cola East Japan Bottling Company, Ltd.	640	538	102
Coca-Cola Bottling Co. Consolidated	157	84	73
Total	$15,355	$5,862	$9,493

As of September 27, 2013, gross unrealized gains and losses on available-for-sale securities were $410 million and $49 million, respectively. Management assessed each investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, the Company did not record any significant impairment charges related to available-for-sale securities during the three and nine months ended September 27, 2013, and September 28, 2012. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
In 2012, four of the Company's Japanese bottling partners announced their intent to merge as Coca-Cola East Japan Bottling Company, Ltd. ("CCEJ"), a publicly traded entity, through a share exchange. The merger was completed effective July 1, 2013. The terms of the merger agreement included the issuance of new shares of one of the publicly traded bottlers in exchange for 100 percent of the outstanding shares of the remaining three bottlers according to an agreed upon share exchange ratio. As a result, the Company recorded a gain of $30 million during the three months ended September 27, 2013, based on the value of the shares it received on July 1, 2013. This gain partially offset a loss of $144 million the Company recorded during the second quarter of 2013 for those investments in which the Company’s carrying value was higher than the fair value of the shares expected to be received. In total, the Company recorded a net loss of $114 million during the nine months ended September 27, 2013, related to our investment in the entities that merged to form CCEJ. Refer to Note 10, Note 14 and Note 15 of Notes to Condensed Consolidated Financial Statements.
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
During the three and nine months ended September 27, 2013, the Company recorded charges of $190 million related to certain intangible assets. These charges included $108 million related to the impairment of trademarks recorded in our Bottling Investments and Pacific operating segments. These impairments were primarily due to a strategic decision to phase out certain local-market value brands which resulted in a change in the expected useful life of the intangible assets. The charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. Additionally, the remaining charge of $82 million related to goodwill recorded in our Bottling Investments operating segment. This charge was primarily the result of management's revised outlook on market conditions and volume performance. The total impairment charges of $190 million were recorded in our Corporate operating segment in the line item other operating charges in our condensed consolidated statements of income.
In 2013, the cost of capital in certain markets has increased compared to the prior year. In the future, if the cost of capital continues to increase and we are not able to offset the unfavorable impact of this increase with improvements in other factors, such as sales volume and/or pricing, or if we are not able to realize the sales volume assumptions used in our most recent impairment reviews, the Company may recognize additional impairments on certain trademarks and other intangible assets.
The Company did not record any significant impairment charges related to intangible assets during the three and nine months ended September 28, 2012.
OPERATIONS REVIEW
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Our organizational structure as of September 27, 2013, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate. Effective January 1, 2013, the Company transferred our India and South West Asia business unit from the Eurasia and Africa operating segment to the Pacific operating segment. Accordingly, all prior period segment information presented herein has been adjusted to reflect this change in our organizational structure. For further information regarding our operating segments, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
Structural Changes, Acquired Brands and New License Agreements
In order to continually improve upon the Company's operating performance, from time to time we engage in transactions that result in the consolidation and/or deconsolidation of bottling partners and other manufacturing operations. In addition, we also acquire brands or enter into license agreements for certain brands to supplement our beverage offerings. These items impact our operating results and certain key metrics used by management in assessing the Company's performance.
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
In 2013, the Company sold a majority interest in our previously consolidated bottling operations in the Philippines ("Philippine bottling operations"), deconsolidated our bottling operations in Brazil ("Brazilian bottling operations") as a result of their combination with an independent bottling partner and acquired bottling operations in Myanmar. In 2012, the Company acquired bottling operations in Vietnam, Cambodia and Guatemala. Accordingly, the impact to net operating revenues related to these items has been included as a structural change in our analysis of changes to net operating revenues. The Company anticipates that the deconsolidation of both our Philippine and Brazilian bottling operations will reduce our full year 2013 net operating revenues by 3 percent. Refer to the heading "Net Operating Revenues" below.
In January 2012, the Company announced that Beverage Partners Worldwide ("BPW"), our joint venture with Nestlé S.A. ("Nestlé") in the ready-to-drink tea category, would focus its geographic scope primarily on Europe and Canada. The joint venture was phased out in all other territories in a transition completed by the end of 2012, and the Company's U.S. license agreement with Nestlé also terminated at the end of 2012. The impact to net operating revenues for North America related to the termination of our license agreement has been included as a structural change in our analysis of changes to net operating revenues. In addition, we have eliminated the BPW and Nestlé licensed unit case volume and associated concentrate sales for the three and nine months ended September 28, 2012, in those countries impacted by these changes during 2012. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
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
Information about our volume growth worldwide and by operating segment for the three and nine months ended September 27, 2013, is as follows:

	Percent Change 2013 versus 2012
	Third Quarter		Year-to-Date
	Unit Cases[1,2,3]	Concentrate Sales[4]	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	2%	1%	2%	2%
Eurasia & Africa	4%	4%	9%	7%
Europe	(1)	—	(2)	(2)
Latin America	—	(3)	2	—
North America	2	2	—	—
Pacific	5	6	3	5
Bottling Investments	(18)	N/A	(14)	N/A
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
Three Months Ended September 27, 2013, versus Three Months Ended September 28, 2012
In Eurasia and Africa, unit case volume increased 4 percent, which consisted of 4 percent growth in sparkling beverages and 3 percent growth in still beverages. The group's sparkling beverage growth included 3 percent growth in brand Coca-Cola, which benefited from our continued focus on expanding consumer choice in package and price options, and 4 percent growth in Trademark Sprite. Growth in still beverages was led by our performance in packaged water and ready-to-drink teas. Russia reported unit case volume growth of 1 percent, including growth of 11 percent in brand Coca-Cola. Eurasia and Africa also benefited from unit case volume growth of 8 percent in the Company's Middle East and North Africa business unit and growth of 6 percent in the Company's Central, East and West Africa business unit.
Unit case volume in Europe declined 1 percent. The group's unit case volume growth in sparkling beverages was even, whereas unit case volume in still beverages declined 8 percent. The underlying macro environment in Europe continued to be volatile during the period, especially in southern Europe where unemployment is high and consumer confidence remains low. The group's Central and Southern Europe business unit reported a volume decline of 6 percent along with a volume decline of 3 percent in our Iberia business unit. These declines were partially offset by growth of 3 percent in both Germany and our Northwest Europe and Nordics business unit, which includes the countries of France and Great Britain. The group continues to manage through very tough macroeconomic conditions with ongoing brand-building programs and an occasion-based package, price and channel segmentation strategy.
In Latin America, unit case volume growth was slightly positive, rounding to even. The group's unit case volume growth in sparkling beverages was also even, and still beverages had growth of 2 percent. Unit case volume in Mexico declined 2 percent, reflecting both a slower economy and significant disruption caused by hurricanes Manuel and Ingrid in September. Brazil reported a volume decline of 1 percent as the country's macroeconomic environment continued to deteriorate. These declines were offset by unit case volume growth in the group's Latin Center and South Latin business units of 5 percent and 3 percent, respectively. In addition, the activation of strong marketing campaigns, our investments in cold-drink equipment and continued segmentation across multiple price points and package sizes benefited the group's volume results.
Unit case volume in North America increased 2 percent. Growth in sparkling beverages was even during the period, and still beverages grew 5 percent. North America's growth in sparkling beverages rounded to even, but notably included growth of 2 percent in brand Coca-Cola. Volume growth in still beverages included strong performance in ready-to-drink teas, juices and juice drinks, sports drinks and packaged water. The group continued to implement a multi-brand strategy in ready-to-drink teas and reported volume growth in Gold Peak, Honest Tea and Fuze. Volume growth in juices and juice drinks was 4 percent, led by 7 percent growth in Trademark Simply.
In Pacific, unit case volume increased 5 percent. Sparkling beverages grew 5 percent, including 7 percent growth in brand Coca-Cola and 5 percent growth in Trademark Sprite. Still beverages also grew 5 percent during the period, including strong growth in packaged water. India reported 6 percent unit case volume growth, including 22 percent growth in brand Coca-Cola, driven by strong integrated marketing campaigns and continued expansion of packaging choice for consumers. Japan's unit case volume declined 1 percent, which included a 1 percent decline in still beverages, partially offset by 1 percent growth in sparkling beverages. China's unit case volume increased 9 percent during the period, including 8 percent growth in sparkling beverages and 10 percent growth in still beverages. The group's volume results also benefited from 21 percent growth in Vietnam and 8 percent growth in Thailand.
Unit case volume for Bottling Investments decreased 18 percent. This decrease primarily reflects the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") in January 2013 as well as the deconsolidation of our bottling operations in Brazil during July 2013. The unfavorable impact of these transactions on the group's unit case volume results was partially offset by growth in other key markets where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 34 percent, 63 percent and 100 percent of the unit case volume in China, India and Germany, respectively, where unit case volume growth during the period was 9 percent, 6 percent and 3 percent, respectively.
Nine Months Ended September 27, 2013, versus Nine Months Ended September 28, 2012
In Eurasia and Africa, unit case volume increased 9 percent, which consisted of 7 percent growth in sparkling beverages and 14 percent growth in still beverages. The group's sparkling beverage growth included 7 percent growth in brand Coca-Cola, 8 percent growth in Trademark Sprite and 5 percent growth in Trademark Fanta. This growth reflects a continued focus on driving executional capabilities in the marketplace, integrated marketing campaigns and greater consumer choice in package and price options. Growth in still beverages was led by juices and juice drinks, packaged water and ready-to-drink teas. Russia reported unit case volume growth of 4 percent, which included growth of 12 percent in brand Coca-Cola. Unit case volume growth in Russia was favorably impacted by the Company's marketing activities related to the Sochi 2014 Winter Olympics and Olympic Torch Relay. Eurasia and Africa also benefited from unit case volume growth of 16 percent in the Company's Middle East and North Africa business unit, including a 6 percentage point benefit attributable to acquired volume primarily related to our Aujan partnership, and 8 percent growth in the Company's Central, East and West Africa business unit.
Unit case volume in Europe declined 2 percent, including volume declines of 1 percent and 6 percent in the group's sparkling and still beverages, respectively. These declines reflect the impact of particularly poor weather across many countries during the second quarter of 2013, including severe flooding in parts of Germany and Central Europe, competitive pricing and ongoing weakness in consumer confidence and spending across the region. The group reported a decline in unit case volume of 4 percent in the Central and Southern Europe business unit and a volume decline of 5 percent in the Iberia business unit where the group continues to manage through very tough macroeconomic conditions. Unit case volume increased 1 percent in Germany as well as in the group's Northwest Europe and Nordics business unit.
In Latin America, unit case volume increased 2 percent, which consisted of 1 percent growth in sparkling beverages and 7 percent growth in still beverages. The growth reported throughout the group was driven by strong activation of brand and category advertising as well as investments in cold-drink equipment and continued segmentation across multiple price points and package sizes. Latin America's growth in sparkling beverages was led by 1 percent growth in brand Coca-Cola, 2 percent growth in Trademark Fanta and 4 percent growth in Trademark Sprite. Still beverage growth in Latin America reflected 6 percent growth in packaged water, 5 percent growth in juices and juice drinks and 11 percent growth in ready-to-drink teas. Brazil's unit case volume growth was slightly positive, rounding to even, during the period, reflecting some consumer uncertainty given the economic slowdown in the country. Latin America also benefited from unit case volume growth of 1 percent in Mexico and 5 percent in Argentina. Unit case volume growth in Mexico reflects both a slower economy and significant disruption caused by hurricanes Manuel and Ingrid in September.
Unit case volume in North America was slightly positive, rounding to even, reflecting unseasonably cold and wet weather during the second quarter of 2013 as well as weakened consumer spending. Sparkling beverages declined 2 percent, whereas still beverages grew 5 percent during the period. Still beverage growth in North America was led by strong performance in juices and juice drinks, ready-to-drink teas and packaged water. The group continued to implement a multi-brand strategy around ready-to-drink teas and reported strong volume growth in Gold Peak, Honest Tea and Fuze. Volume growth in juices and juice drinks was 5 percent, led by 7 percent growth in Trademark Simply, and packaged water volume benefited from strong growth in Dasani and smartwater.
In Pacific, unit case volume increased 3 percent, which consisted of 4 percent growth in sparkling beverages and 3 percent growth in still beverages. Sparkling beverage growth was led by 6 percent growth in brand Coca-Cola and 6 percent growth in Trademark Fanta. India reported 4 percent unit case volume growth, led by growth of 22 percent in brand Coca-Cola and 5 percent growth in Trademark Sprite. India's growth reflects the impact of strong integrated marketing campaigns and continued expansion of packaging choices to consumers. Japan's unit case volume growth was even during the period, including 2 percent growth in sparkling beverages. China reported unit case volume growth of 4 percent, including volume growth of 4 percent in sparkling beverages and 3 percent in still beverages. Unit case volume growth in China continued to be impacted by the economic slowdown. The group's volume results also benefited from 30 percent growth in Vietnam and 14 percent growth in Thailand.
Unit case volume for Bottling Investments decreased 14 percent. This decrease primarily reflects the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines to Coca-Cola FEMSA in January 2013 as well as the deconsolidation of our bottling operations in Brazil during July 2013. The unfavorable impact of these transactions on the group's unit case volume results was partially offset by growth in other key markets where we own or otherwise consolidate bottling operations, including unit case volume growth of 4 percent in China, 4 percent in India and 1 percent in Germany. The Company's consolidated bottling operations accounted for 35 percent, 64 percent and 100 percent of the unit case volume in China, India and Germany, respectively.
Concentrate Sales Volume
During the three months ended September 27, 2013, unit case volume grew 2 percent and concentrate sales volume grew 1 percent compared to the three months ended September 28, 2012. During the nine months ended September 27, 2013, unit case volume and concentrate sales volume both grew 2 percent compared to the nine months ended September 28, 2012. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the three months ended September 27, 2013, was primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases or powders. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of selling days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of selling days in a reporting period.

Net Operating Revenues
Three Months Ended September 27, 2013, versus Three Months Ended September 28, 2012
The Company's net operating revenues decreased $310 million, or 3 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2013 versus 2012
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	1%	(4)%	2%	(2)%	(3)%
Eurasia & Africa	4%	—%	(1)%	(7)%	(4)%
Europe	—	—	8	2	10
Latin America	(3)	—	12	(9)	—
North America	2	(1)	—	—	1
Pacific	6	(6)	(3)	(6)	(9)
Bottling Investments	8	(25)	(2)	2	(17)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information related to the structural changes that impacted our North America, Pacific and Bottling Investments operating segments.
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 2 percent. Geographic mix favorably impacted our consolidated operating results due to higher growth in North America, a finished goods business primarily, where the revenue per unit sold is higher than in our emerging and developing markets.
Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa was unfavorably impacted by geographic mix.

•	Europe was favorably impacted as a result of consolidating the juice and smoothie business of Fresh Trading Ltd. ("innocent") in May 2013.

•	Latin America was favorably impacted as a result of pricing in a number of our key markets as well as inflationary environments in certain countries.

•	Pacific was unfavorably impacted by geographic mix as well as shifts in product and package mix within individual markets.
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

Nine Months Ended September 27, 2013, versus Nine Months Ended September 28, 2012
The Company's net operating revenues decreased $748 million, or 2 percent, which includes the impact of having two fewer days in the nine months ended September 27, 2013, compared to the nine months ended September 28, 2012. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2013 versus 2012
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	2%	(3)%	1%	(2)%	(2)%
Eurasia & Africa	7%	—%	2%	(6)%	3%
Europe	(2)	—	4	—	2
Latin America	—	—	10	(7)	3
North America	—	(1)	1	—	—
Pacific	5	(3)	(3)	(5)	(6)
Bottling Investments	3	(14)	1	—	(10)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information related to the structural changes that impacted our North America, Pacific and Bottling Investments operating segments.
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 1 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa was favorably impacted as a result of pricing and product mix and unfavorably impacted by geographic mix.

•	Europe was favorably impacted as a result of consolidating the innocent juice and smoothie business in May 2013.

•	Latin America was favorably impacted as a result of pricing in a number of our key markets as well as inflationary environments in certain countries.

•	Pacific was unfavorably impacted by geographic mix as well as shifts in product and package mix within individual markets.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 2 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Japanese yen, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso, which had a favorable impact on our Latin America operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Gross Profit
Our gross profit margin decreased to 60.2 percent during the three months ended September 27, 2013, compared to 60.7 percent during the three months ended September 28, 2012. This decrease primarily reflects the impact of higher growth in North America, a developed market with a substantial finished goods business, as well as the consolidation of innocent's juice and smoothie business in May 2013. The unfavorable impact of these items on the Company's gross profit margin was partially offset by the deconsolidation of our Philippine bottling operations in January 2013 and the deconsolidation of our Brazilian bottling operations in July 2013. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information regarding the impact of the deconsolidation of our Philippine and Brazilian bottling operations. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on the impact of fluctuations in foreign currency exchange rates. During the nine months ended September 27, 2013, the Company's gross profit margin increased to 60.6 percent compared to 60.5 percent during the nine months ended September 28, 2012.
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
In recent years, the Company has increased our hedging activities related to certain commodities in order to mitigate a portion of the price and foreign currency risks associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify, or are not designated, for hedge accounting. As a result, the change in fair value of these derivative instruments has been, and will continue to be, included as a component of net income in each reporting period. During the three and nine months ended September 27, 2013, the Company recorded losses of $1 million and $145 million, respectively, in the line item cost of goods sold in our condensed consolidated statements of income. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Stock-based compensation expense	$63	$88	$155	$254
Advertising expenses	1,005	1,016	2,674	2,583
Bottling and distribution expenses[1]	2,064	2,258	6,381	6,689
Other operating expenses	1,292	1,268	3,781	3,782
Total selling, general and administrative expenses	$4,424	$4,630	$12,991	$13,308
1 Includes operating expenses as well as general and administrative expenses related to our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the three months ended September 27, 2013, selling, general and administrative expenses decreased $206 million versus the prior year comparable period. The decrease in bottling and distribution expenses during the three months ended September 27, 2013, includes the impact of the Company's sale of a majority interest in our previously consolidated Philippine bottling operations to Coca-Cola FEMSA in January 2013 and the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner in July 2013, partially offset by the impact of our acquisition of bottling operations in the United States in 2012. During the three months ended September 27, 2013, fluctuations in foreign currency exchange rates decreased selling, general and administrative expenses by 1 percent.
During the nine months ended September 27, 2013, selling, general and administrative expenses decreased $317 million versus the prior year comparable period. The decrease in stock-based compensation expense during the nine months ended September 27, 2013, was primarily due to the reversal of previously recognized expenses related to the Company's long-term incentive compensation programs. As a result of the Company's revised outlook, including the unfavorable impact foreign currency fluctuations are projected to have on certain performance periods, the Company lowered the estimated payouts associated with these periods. The decrease in bottling and distribution expenses during the nine months ended September 27, 2013, includes the impact of the Company's sale of a majority interest in our previously consolidated Philippine bottling operations in January 2013, the deconsolidation of our Brazilian bottling operations in July 2013 and the impact of having two fewer days in the first quarter of 2013 compared to the first quarter of 2012, partially offset by the impact of our acquisition of bottling operations in Vietnam, Cambodia, Guatemala and the United States in 2012. The increase in advertising expenses during the nine months ended September 27, 2013, reflects the Company's continued investment in our brands to strengthen our system for the future, our focus on building market execution capabilities and the timing of certain marketing expenses. During the nine months ended September 27, 2013, fluctuations in foreign currency exchange rates decreased selling, general and administrative expenses by 1 percent.
During the nine months ended September 27, 2013, the Company contributed $574 million to our pension plans, and we anticipate making additional contributions of approximately $60 million to our pension plans during the remainder of 2013. Our full year pension expense is currently expected to decrease by approximately $60 million compared to 2012. The anticipated decrease is primarily due to the favorable impact of the Company's pension contributions discussed above as well as favorable returns on plan assets in 2012, partially offset by the unfavorable impact of a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation. Refer to the heading "Liquidity, Capital Resources and Financial Position" below and Note 12 of Notes to Condensed Consolidated Financial Statements for information related to our pension contributions.
As of September 27, 2013, we had $485 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.8 years. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Eurasia & Africa	$—	$—	$2	$—
Europe	1	—	7	(3)
Latin America	—	—	—	—
North America	51	45	185	178
Pacific	13	—	26	—
Bottling Investments	45	14	86	45
Corporate	231	5	288	13
Total other operating charges	$341	$64	$594	$233
During the three months ended September 27, 2013, the Company incurred other operating charges of $341 million, which primarily consisted of charges of $190 million due to the impairment of certain intangible assets, $97 million due to the Company's productivity and reinvestment program and $45 million due to the Company's other restructuring and integration initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and see below for additional information on our productivity, integration and restructuring initiatives.
During the nine months ended September 27, 2013, the Company incurred other operating charges of $594 million, which primarily consisted of charges of $312 million due to the Company's productivity and reinvestment program, $190 million due to the impairment of certain intangible assets and $86 million due to the Company's other restructuring and integration initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and see below for additional information on our productivity, integration and restructuring initiatives.
During the three months ended September 28, 2012, the Company incurred other operating charges of $64 million, which primarily consisted of charges of $59 million due to the Company's productivity and reinvestment program; $14 million due to the Company's other restructuring and integration initiatives; and $2 million due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by a reversal of $6 million due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives as well as a reversal of $5 million associated with the refinement of previously established accruals related to the Company's integration of Coca-Cola Enterprises Inc.'s ("CCE") former North America business. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and below for additional information on our productivity and reinvestment program as well as the Company's other restructuring and integration initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the costs associated with the Company's orange juice supply in the United States.

During the nine months ended September 28, 2012, the Company incurred other operating charges of $233 million, which primarily consisted of charges of $177 million due to the Company's productivity and reinvestment program; $44 million due to the Company's other restructuring and integration initiatives; $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé terminating at the end of 2012; and $6 million due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by a reversal of $9 million due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives as well as a reversal of $5 million associated with the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and below for additional information on our productivity and reinvestment program as well as the Company's other restructuring and integration initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's ready-to-drink tea strategy and costs associated with our orange juice supply in the United States.
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
The second component of our productivity and reinvestment program involves an integration initiative in North America related to our acquisition of CCE's former North America business. The Company has identified incremental synergies, primarily in the area of our North American product supply operations, which will enable us to better serve our customers and consumers. We believe these efforts will create annualized savings of $200 million to $250 million.
As a combined productivity and reinvestment program, the Company anticipates generating annualized savings of $550 million to $650 million, which will be phased in over time. We expect to begin fully realizing the annual benefit of these savings in 2015, the final year of the program. The savings generated by this program have been used to mitigate higher commodity costs and will continue to be used going forward to reinvest in brand-building initiatives. During the three and nine months ended September 27, 2013, the Company incurred expenses of $97 million and $312 million, respectively, related to our productivity and reinvestment program. We have incurred total pretax expenses of $582 million since the initiative commenced in 2012. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $45 million and $85 million related to this initiative during the three and nine months ended September 27, 2013, respectively, and has incurred total pretax expenses of $525 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The charges recorded in connection with these integration activities have been primarily due to involuntary terminations.
The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which, if implemented, will result in additional charges in future periods. However, as of September 27, 2013, the Company had not finalized any additional plans.

Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Eurasia & Africa	9.3%	8.7%	10.4%	9.4%
Europe	30.0	25.0	27.8	26.6
Latin America	29.1	26.3	27.2	25.2
North America	32.5	29.8	23.1	23.7
Pacific	23.3	22.0	24.9	24.3
Bottling Investments	0.9	1.5	2.3	2.0
Corporate	(25.1)	(13.3)	(15.7)	(11.2)
Total	100.0%	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Consolidated	20.5%	22.6%	22.7%	23.5%
Eurasia & Africa	34.5%	35.0%	40.2%	39.5%
Europe	60.2	62.1	63.8	65.6
Latin America	59.6	62.7	63.0	64.0
North America	14.0	14.7	11.5	12.5
Pacific	42.1	41.7	48.4	47.3
Bottling Investments	1.3	2.0	3.1	2.5
Corporate	*	*	*	*

*	Calculation is not meaningful.
As demonstrated by the tables above, the operating margin and percentage contribution to operating income for each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

•
During the three months ended September 27, 2013, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 4 percent, primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Japanese yen, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and Mexican peso, which had a favorable impact on our Europe, Latin America and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

•
During the three months ended September 27, 2013, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 11 percent for Eurasia and Africa, 12 percent for Latin America, 1 percent for Pacific and 1 percent for Corporate. During the same period, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 1 percent for Europe and 8 percent for Bottling Investments. Fluctuations in foreign currency exchange rates had a minimal impact on operating income for North America.

•
During the three months ended September 27, 2013, operating income was reduced by $1 million for Europe, $53 million for North America, $2 million for Pacific, $45 million for Bottling Investments and $41 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives.

•
During the three and nine months ended September 27, 2013, operating income was reduced by $190 million for Corporate due to impairment charges recorded on certain of the Company's intangible assets. Refer to the heading "Other Operating Charges" above for additional information.

•
During the three and nine months ended September 27, 2013, operating margin was favorably impacted by structural changes. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information related to the Company's structural changes.

•	During the three and nine months ended September 27, 2013, operating margin was unfavorably impacted for Europe due to the consolidation of innocent's juice and smoothie business in May 2013.

•
During the nine months ended September 27, 2013, the Company's consolidated operating income and operating margin were favorably impacted by the reversal of previously recognized expenses related to our long-term incentive compensation programs. Refer to the heading "Selling, General and Administrative Expenses" above for additional information.

•
During the nine months ended September 27, 2013, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 4 percent, primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Japanese yen, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and Mexican peso, which had a favorable impact on our Europe, Latin America and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

•
During the nine months ended September 27, 2013, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 8 percent for Eurasia and Africa, 1 percent for Europe, 9 percent for Latin America, 2 percent for Pacific and 4 percent for Bottling Investments. During the same period, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 1 percent for Corporate. Fluctuations in foreign currency exchange rates had a minimal impact on operating income for North America.

•
During the nine months ended September 27, 2013, operating income was reduced by $2 million for Eurasia and Africa, $7 million for Europe, $190 million for North America, $16 million for Pacific, $86 million for Bottling Investments and $97 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives.

•
During the nine months ended September 27, 2013, operating income was unfavorably impacted by two fewer selling days during the first quarter of 2013 when compared to the first quarter of 2012. This impact was disproportionately more unfavorable for our finished goods businesses, particularly in our North America and Bottling Investments operating segments.

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

•
During the nine months ended September 28, 2012, operating income was reduced by $20 million for North America due to changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé terminating at the end of 2012.

Interest Income
During the three months ended September 27, 2013, interest income was $136 million, compared to $118 million during the three months ended September 28, 2012, an increase of $18 million. This increase primarily reflects higher cash balances and higher average interest rates in certain of our international locations as well as additional investments in debt securities and money market funds in connection with the Company's overall cash management strategy, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
During the nine months ended September 27, 2013, interest income was $381 million, compared to $345 million during the nine months ended September 28, 2012, an increase of $36 million. This increase primarily reflects higher cash balances in certain of our international locations as well as additional investments in debt securities and money market funds in connection with the Company's overall cash management strategy, partially offset by fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies. Although the Company has recently benefited from higher average interest rates in certain of our international locations, during the nine months ended September 27, 2013, average interest rates were lower when compared to the prior year and had an unfavorable impact on interest income.

Interest Expense
During the three months ended September 27, 2013, interest expense was $90 million, compared to $102 million during the three months ended September 28, 2012, a decrease of $12 million. This decrease primarily reflects the impact of the Company's deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottler in July 2013 and the early extinguishment of certain long-term debt, partially offset by the impact of additional long-term debt the Company issued during 2013. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's deconsolidation of our Brazilian bottling operations.
During the nine months ended September 27, 2013, interest expense was $314 million, compared to $302 million during the nine months ended September 28, 2012, an increase of $12 million. This increase primarily reflects the impact of a charge the Company recorded due to the early extinguishment of certain long-term debt, additional long-term debt the Company issued during 2013 and increased commercial paper balances, partially offset by the impact of interest rate swaps on our fixed-rate debt. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for information on the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended September 27, 2013, versus Three Months Ended September 28, 2012
Equity income (loss) — net represents the Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended September 27, 2013, equity income was $204 million, compared to equity income of $252 million during the three months ended September 28, 2012, a decrease of $48 million. This decrease reflects, among other items, the unfavorable impact of the challenging economic conditions around the world where many of our equity method investees operate, the consolidation of innocent which had previously been accounted for as an equity method investee and fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies. The unfavorable impact of these items was partially offset by the deconsolidation of the Company's Philippine and Brazilian bottling operations in January 2013 and July 2013, respectively, which resulted in the Company beginning to account for its investments in these operations under the equity method of accounting. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Philippine and Brazilian bottling transactions.
The Company recorded net gains of $8 million and net charges of $10 million in the line item equity income (loss) — net during the three months ended September 27, 2013, and September 28, 2012, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees.
Nine Months Ended September 27, 2013, versus Nine Months Ended September 28, 2012
During the nine months ended September 27, 2013, equity income was $537 million, compared to equity income of $637 million during the nine months ended September 28, 2012, a decrease of $100 million. This decrease reflects, among other items, the unfavorable impact of the challenging economic conditions around the world where many of our equity method investees operate, the consolidation of innocent which had previously been accounted for as an equity method investee and fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies. The unfavorable impact of these items was partially offset by the Company's acquisition of an equity ownership interest in Aujan during the second quarter of 2012 and the deconsolidation of the Company's Philippine and Brazilian bottling operations in January 2013 and July 2013, respectively, which resulted in the Company beginning to account for its investments in these operations under the equity method of accounting. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's investment in Aujan as well as the Philippine and Brazilian bottling transactions.
During the nine months ended September 27, 2013, the Company recorded a net charge of $34 million in the line item equity income (loss) — net. This net charge represents the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including a charge incurred by an equity method investee due to the devaluation of the Venezuelan bolivar. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation.
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

Other Income (Loss) — Net
Three Months Ended September 27, 2013, versus Three Months Ended September 28, 2012
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
During the three months ended September 27, 2013, other income (loss) — net was income of $658 million. This income included a gain of $615 million the Company recognized on the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner in July 2013 and a gain of $30 million related to the merger of four of the Company's Japanese bottling partners in which we held equity method investments prior to their merger. None of the other items included in other income (loss) — net during the three months ended September 27, 2013, were individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on our Brazilian bottling operations. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the merger of certain of our Japanese bottling partners.
During the three months ended September 28, 2012, other income (loss) — net was income of $23 million, primarily due to net foreign currency exchange gains of $16 million; net gains of $8 million related to trading securities and the sale of available-for-sale securities; and dividend income of $4 million.
Nine Months Ended September 27, 2013, versus Nine Months Ended September 28, 2012
During the nine months ended September 27, 2013, other income (loss) — net was income of $522 million. This income included a gain of $615 million the Company recognized on the deconsolidation of our Brazilian bottling operations and a gain of $139 million as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. These gains were partially offset by net foreign currency exchange losses of $177 million and a net loss of $114 million related to the merger of four of the Company's Japanese bottling partners. The net foreign currency exchange losses were primarily related to a charge of $140 million due to the devaluation of the Venezuelan bolivar. None of the other items included in other income (loss) — net during the nine months ended September 27, 2013, were individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on our Brazilian bottling operations. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information on the Coca-Cola FEMSA share gain as well as the loss related to the merger of certain of our Japanese bottling partners. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation.
During the nine months ended September 28, 2012, other income (loss) — net was income of $156 million, primarily related to a gain of $92 million the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment; dividend income of $35 million; net gains of $31 million related to trading securities and the sale of available-for-sale securities; and net foreign currency exchange gains of $5 million.
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

The Company recorded income tax expense of $925 million (27.4 percent effective tax rate) and $755 million (24.5 percent effective tax rate) during the three months ended September 27, 2013, and September 28, 2012, respectively. The Company recorded income tax expense of $2,331 million (25.2 percent effective tax rate) and $2,236 million (23.7 percent effective tax rate) during the nine months ended September 27, 2013, and September 28, 2012, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	September 27, 2013		September 28, 2012		September 27, 2013		September 28, 2012
Asset impairments	$—	[1]	$—		$—	[1]	$—
Productivity and reinvestment program	(37)	[2]	(21)	[9]	(115)	[2]	(65)	[9]
Other productivity, integration and restructuring initiatives	1	[3]	4	[10]	2	[3]	5	[10]
Transaction gains and losses	255	[4]	—		303	[7]	33	[11]
Certain tax matters	(20)	[5]	7	[12]	(20)	[5]	(26)	[14]
Other — net	4	[6]	(4)	[13]	—	[8]	(18)	[15]

[1]	Related to charges of $190 million due to the impairment of certain of the Company's intangible assets. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $97 million and $312 million during the three and nine months ended September 27, 2013, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to net charges of $43 million and $82 million during the three and nine months ended September 27, 2013, respectively. These charges were primarily due to the Company's other restructuring initiatives that are outside the scope of the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to a net gain of $585 million consisting of the following items: a gain of $615 million due to the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottler; a gain of $30 million due to the merger of four of the Company's Japanese bottling partners; and charges of $60 million due to the deferral of revenue and corresponding gross profit associated with the intercompany portion of our concentrate sales to CCEJ and the newly combined Brazilian bottling operations until the finished beverage products made from those concentrates are sold to a third party. Refer to Note 2, Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements.

[5]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[6]
Related to a net charge of $3 million that consisted of a charge of $11 million associated with certain of the Company's fixed assets, partially offset by a net gain of $8 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[7]
Related to a net gain of $574 million that primarily consisted of the following items: a gain of $615 million related to the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottler; a gain of $139 million the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment; a loss of $114 million due to the merger of four of the Company's Japanese bottling partners; and charges of $60 million due to the deferral of revenue and corresponding gross profit associated with the intercompany portion of our concentrate sales to CCEJ and the newly combined Brazilian bottling operations until the finished beverage products made from those concentrates are sold to a third party. Refer to Note 2, Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements.

[8]
Related to charges of $205 million that primarily consisted of the following items: a charge of $23 million due to the early extinguishment of certain long-term debt; a charge of $149 million due to the devaluation of the Venezuelan bolivar; a net charge of $25 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees; and a charge of $11 million associated with certain of the Company's fixed assets. Refer to Note 6 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[9]
Related to charges of $59 million and $177 million during the three and nine months ended September 28, 2012, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[10]
Related to charges of $3 million and $30 million during the three and nine months ended September 28, 2012, respectively. These charges were primarily due to the Company's other restructuring initiatives that are outside the scope of the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[11]
Related to a gain of $92 million the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements.

[12]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[13]
Related to a charge of $19 million that consisted of a net charge of $10 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and a charge of $9 million associated with the Company's orange juice supply in the United States. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[14]
Related to a net tax benefit primarily associated with the reversal of valuation allowances in the Company's foreign jurisdictions, partially offset by amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[15]
Related to a net charge of $22 million that consisted of the following items: a charge of $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé terminating at the end of 2012; a charge of $14 million due to changes in the structure of BPW; and a charge of $21 million associated with the Company's orange juice supply in the United States. These charges were partially offset by a net gain of $33 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations throughout the remainder of 2013. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $6,410 million in lines of credit available for general corporate purposes as of September 27, 2013. These backup lines of credit expire at various times through 2017.
In conjunction with the Company's acquisition of 18 German bottling and distribution operations in 2007, the former owners received put options to sell their respective shares in Coca-Cola Erfrischungsgetränke AG ("CCEAG") back to the Company on January 2, 2014, with notification to the Company required by September 30, 2013. During the nine months ended September 27, 2013, the Company received notice that 100 percent of the put options would be exercised. The total exercise price for the put options is approximately $492 million, which we expect to pay in January 2014.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the nine months ended September 27, 2013. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $15.1 billion as of September 27, 2013. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from these locations. The Company's subsidiaries in Argentina and Venezuela held $332 million and $299 million, respectively, of cash, cash equivalents, short-term investments and marketable securities as of September 27, 2013.
Net operating revenues in the United States were $14.9 billion for the nine months ended September 27, 2013, or 41 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of domestic debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 27, 2013, and September 28, 2012, was $7,712 million and $7,840 million, respectively, a decrease of 2 percent. This decrease primarily reflects the unfavorable impact of two fewer selling days during the first quarter of 2013 when compared to the first quarter of 2012, the impact of foreign currency fluctuations, an increase in tax payments and the effect of the deconsolidation of our Philippine and Brazilian bottling operations during 2013. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the deconsolidation of certain of our bottling operations. Refer to the heading "Operations Review — Net Operating Revenues" above for additional information on the impact of foreign currency exchange fluctuations.
During the nine months ended September 27, 2013, the Company contributed $574 million to our pension plans, and we anticipate making additional contributions of approximately $60 million to our pension plans during the remainder of 2013. The Company contributed $992 million to our pension plans during the nine months ended September 28, 2012.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 27, 2013, and September 28, 2012, was $2,983 million and $10,399 million, respectively, a decrease of $7,416 million. This decrease was primarily related to a change in the Company's overall cash management program during 2012 which resulted in a greater use of cash in the first year of implementation. The Company's strategy around its cash management program has remained the same in 2013 but has resulted, and will continue to result, in a lower use of cash when compared to the amount used during the first year of implementation. Refer to the heading "Purchases of Investments and Proceeds from Disposals of Investments" below for the impact this change had on our condensed consolidated statements of cash flows.
Purchases of Investments and Proceeds from Disposals of Investments
During the nine months ended September 27, 2013, purchases of investments were $11,451 million and proceeds from disposals of investments were $9,601 million, resulting in a net cash outflow of $1,850 million. During the nine months ended September 28, 2012, purchases of investments were $11,759 million and proceeds from disposals of investments were $4,428 million, resulting in a net cash outflow of $7,331 million. These investments include time deposits that have maturities greater than three months but less than one year and are classified in the line item short-term investments in our condensed consolidated balance sheets. In addition, the Company made changes to its overall cash management program in 2012. In an effort to manage counterparty risk and diversify our assets, the Company shifted a large portion of its cash balances to investments in high-quality securities, primarily investments in debt securities, which were classified in the line item marketable securities in our condensed consolidated balance sheets. This change in strategy during the first quarter of 2012 resulted in a higher net cash outflow during the nine months ended September 28, 2012, when compared to the nine months ended September 27, 2013. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 27, 2013, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $326 million, which primarily included our acquisition of the majority of the remaining outstanding shares of innocent and bottling operations in Myanmar. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
During the nine months ended September 28, 2012, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,148 million, which primarily included investments in the existing beverage business of Aujan as well as our acquisition of bottling operations in Vietnam, Cambodia and Guatemala. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 27, 2013, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $869 million. These proceeds primarily included the sale of a majority ownership interest in our previously consolidated Philippine bottling operations, and separately, the deconsolidation of our Brazilian bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on these transactions.
During the nine months ended September 28, 2012, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $19 million. None of the disposals were individually significant.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the nine months ended September 27, 2013, were $1,561 million. The Company currently expects our 2013 full year capital expenditures to be approximately $3.0 billion, primarily in our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the nine months ended September 28, 2012, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $1,898 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances and share repurchases. Net cash used in financing activities during the nine months ended September 27, 2013, and September 28, 2012, totaled $1,383 million and $399 million, respectively.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. On September 27, 2013, we had $6,410 million in lines of credit available for general corporate purposes. These backup lines of credit expire at various times through 2017.
During the nine months ended September 27, 2013, the Company had issuances of debt of $31,147 million, which included $475 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $28,167 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $2,505 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances.
The Company made payments of debt of $27,293 million during the nine months ended September 27, 2013, which included $26,016 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,277 million, which included the early extinguishment of certain long-term debt as described further below.
During the second quarter of 2013, the Company extinguished $1,254 million of long-term debt prior to maturity and recorded a charge of $23 million in the line item interest expense in our condensed consolidated statement of income. The general terms of the notes that were extinguished are as follows:

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

As of September 27, 2013, the carrying value of the Company's long-term debt included $504 million of fair value adjustments related to the debt assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 19 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
During the nine months ended September 28, 2012, the Company had issuances of debt of $32,888 million and payments of debt of $28,790 million. The issuances of debt included $30,137 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and $2,751 million of long-term debt issuances, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances. The payments of debt included $3,068 million of net payments of commercial paper and short-term debt with maturities of 90 days or less and $23,822 million of payments of commercial paper and short-term debt with maturities greater than 90 days. In addition, the Company made payments of long-term debt of $1,900 million, which included the retirement of $1,250 million of long-term notes upon their maturity.
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
Issuances of Stock
During the nine months ended September 27, 2013, the Company received cash proceeds from issuances of stock of $1,079 million, a decrease of $240 million when compared to cash proceeds of $1,319 million from stock issuances during the nine months ended September 28, 2012. This decrease is primarily related to a reduction in the exercise of stock options by Company employees.
Share Repurchases
During the nine months ended September 27, 2013, the Company repurchased 95.9 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $39.84 per share, for a total cost of $3,820 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $3,892 million during the nine months ended September 27, 2013. The total cash outflow for treasury stock during the first nine months of 2013 includes treasury stock that was purchased and settled during the nine months ended September 27, 2013, as well as treasury stock purchased in December 2012 that settled in early 2013; however, it does not include treasury stock that was purchased but did not settle during the nine months ended September 27, 2013. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the nine months ended September 27, 2013, resulted in a net cash outflow of $2,813 million. During 2013, the Company expects to purchase between $3.0 billion and $3.5 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.
During the nine months ended September 28, 2012, the Company repurchased 96.7 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $37.10 per share, for a total cost of $3,588 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the nine months ended September 28, 2012, was $3,619 million. The impact of the Company's issuances of stock and share repurchases during the nine months ended September 28, 2012, resulted in a net cash outflow of $2,300 million.
Dividends
The Company paid dividends of $2,494 million and $2,304 million during the nine months ended September 27, 2013, and September 28, 2012, respectively. As a result of timing, the Company only paid two quarters of dividends during the nine months ended September 27, 2013, and September 28, 2012. On October 1, 2013, the Company paid $1,237 million of dividends that were declared during the third quarter of 2013. On October 1, 2012, the Company paid $1,149 million of dividends that were declared during the third quarter of 2012.
Our Board of Directors approved the Company's regular quarterly dividend of $0.28 per share at its October 2013 meeting. This dividend is payable on December 16, 2013, to shareowners of record as of December 2, 2013.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our consolidated operating income for the three and nine months ended September 27, 2013, by 4 percent when compared to the three and nine months ended September 28, 2012. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have an unfavorable impact on our consolidated results through the end of the year. Based on spot rates as of the beginning of October 2013 and our hedging coverage in place, the Company expects currencies to have a 5 percent to 6 percent unfavorable impact on our fourth quarter consolidated operating income and a 4 percent unfavorable impact on our full year consolidated operating income.
In February 2013, the Venezuelan government announced a currency devaluation, and the Company remeasured the net assets related to its operations in Venezuela. During the nine months ended September 27, 2013, we recorded a charge of $149 million due to the devaluation of the Venezuelan bolivar, including our proportionate share of the charge incurred by an equity method investee which has operations in Venezuela. This charge was primarily recorded in the line item other income (loss) — net with a portion recorded in the line item equity income (loss) — net in our condensed consolidated statement of income.
The absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from retained earnings. As of September 27, 2013, cash held by our Argentine and Venezuelan subsidiaries accounted for 3 percent of the combined total of our consolidated cash, cash equivalents, short-term investments and marketable securities.
The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's foreign currency management program.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet as of September 27, 2013, compared to our consolidated balance sheet as of December 31, 2012 (in millions):

	September 27, 2013	December 31, 2012	Increase (Decrease)		Percent Change
Cash and cash equivalents	$11,118	$8,442	$2,676		32%
Short-term investments	6,139	5,017	1,122		22
Marketable securities	3,202	3,092	110		4
Trade accounts receivable — net	5,116	4,759	357		8
Inventories	3,321	3,264	57		2
Prepaid expenses and other assets	2,680	2,781	(101)		(4)
Assets held for sale	—	2,973	(2,973)		(100)
Equity method investments	10,385	9,216	1,169		13
Other investments, principally bottling companies	1,150	1,232	(82)		(7)
Other assets	4,270	3,585	685		19
Property, plant and equipment — net	14,548	14,476	72		—
Trademarks with indefinite lives	6,608	6,527	81		1
Bottlers' franchise rights with indefinite lives	7,426	7,405	21		—
Goodwill	12,412	12,255	157		1
Other intangible assets	1,057	1,150	(93)		(8)
Total assets	$89,432	$86,174	$3,258		4%
Accounts payable and accrued expenses	$10,590	$8,680	$1,910		22%
Loans and notes payable	18,840	16,297	2,543		16
Current maturities of long-term debt	3,194	1,577	1,617		103
Accrued income taxes	418	471	(53)		(11)
Liabilities held for sale	—	796	(796)		(100)
Long-term debt	14,173	14,736	(563)		(4)
Other liabilities	4,445	5,468	(1,023)		(19)
Deferred income taxes	5,307	4,981	326		7
Total liabilities	$56,967	$53,006	$3,961		7%
Net assets	$32,465	$33,168	$(703)	[1]	(2)%
1 Includes a decrease in net assets of $1,447 million resulting from foreign currency translation adjustments in various balance sheet accounts.
The increases (decreases) in the table above include the impact of the following transactions and events:

•
Cash and cash equivalents, short-term investments and marketable securities increased $3,908 million, or 24 percent, as a combined group. This increase reflects the Company's higher foreign cash balance as well as cash held in anticipation of the Company's third quarter 2013 dividend payment which was made on October 1, 2013.

•
Trade accounts receivable increased $357 million, or 8 percent. This increase includes the impact of new receivables from our Philippine and Brazilian bottling operations being classified as third party following our deconsolidation of these entities; an increase in the receivables balance of our subsidiary in Venezuela for which we do not currently have a mechanism to convert local dollars to U.S. dollars; and an increase due to our consolidation of innocent. Refer to the heading "Foreign Exchange" above for additional information on the Company's Venezuelan subsidiary. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the deconsolidation of our Philippine and Brazilian bottling operations and the consolidation of innocent during 2013.

•
Assets held for sale decreased $2,973 million, or 100 percent, due to the Company completing the deconsolidation of its Philippine and Brazilian bottling operations in January 2013 and July 2013, respectively. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on these transactions.

•
Equity method investments increased $1,169 million, or 13 percent, primarily due to the sale of a majority ownership interest in our previously consolidated Philippine bottling operations in January 2013 and the deconsolidation of our Brazilian bottling operations in July 2013, partially offset by the consolidation of innocent which had previously been accounted for under the equity method of accounting. The Company now accounts for our remaining ownership interests in the Philippine and Brazilian bottling operations under the equity method of accounting. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on these transactions.

•
Accounts payable and accrued expenses increased $1,910 million, or 22 percent, primarily due to the Company's third quarter 2013 dividend payment which was payable to shareowners of record as of September 16, 2013. This payment was not made until October 1, 2013. In addition, the Company received notice in September 2013 that put options it had issued in 2007 to minority shareholders of CCEAG to sell their respective shares would be exercised in January 2014. As a result, the related liability was reclassified out of the line item other liabilities into the line item accrued expenses in our condensed consolidated balance sheet. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the CCEAG transaction.

•
Current maturities of long-term debt increased $1,617 million, or 103 percent, primarily due to the reclassification of long-term debt that is scheduled to mature within a year out of the line item long-term debt.

•
Liabilities held for sale decreased $796 million, or 100 percent, due to the Company completing the deconsolidation of its Philippine and Brazilian bottling operations in January 2013 and July 2013, respectively. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on these transactions.

•
Long-term debt decreased $563 million, or 4 percent, primarily due to the maturity, extinguishment or reclassification of certain portions of the Company's long-term debt during the nine months ended September 27, 2013. Long-term debt that is scheduled to mature within a year is reclassified out of the line item long-term debt into the line item current maturities of long-term debt in our condensed consolidated balance sheet. This decrease was partially offset by the Company's issuance of long-term debt during the first quarter of 2013. Refer to the heading "Cash Flows from Financing Activities" above and Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Other liabilities decreased $1,023 million, or 19 percent, primarily due to the Company's contributions to our pension plans. In addition, the Company received notice in September 2013 that put options it had issued in 2007 to minority shareholders of CCEAG to sell their respective shares would be exercised in January 2014. As a result, the related liability was reclassified out of the line item other liabilities into the line item accrued expenses in our condensed consolidated balance sheet. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on our pension contributions. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the CCEAG transaction.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 27, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 27, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2013, and as further updated below.
In Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2012, the Company reported that it was working with environmental regulators in the State of Pernambuco, Brazil, to address certain compliance-related issues, including with respect to the building of a new wastewater treatment plant, at a facility in Suape, Brazil. On July 3, 2013, the Company completed a transaction pursuant to which it combined its consolidated bottling operations in Brazil with an independent bottler, which resulted in the deconsolidation of the Company’s Brazilian bottling operations, including the subsidiary that owns the Suape facility. Therefore, as of July 3, 2013, neither the Company nor any of its subsidiaries is any longer a party to these proceedings.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 27, 2013, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
June 29, 2013, through July 26, 2013	4,571,380	$40.74	4,566,400	464,878,564
July 27, 2013, through August 23, 2013	11,337,630	$39.70	11,333,032	453,545,532
August 24, 2013, through September 27, 2013	6,531,248	$38.51	6,481,920	447,063,612
Total	22,440,258	$39.56	22,381,352
1 The total number of shares purchased includes: (i) shares purchased pursuant to the 2012 Plan described in footnote 2 below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 4,980 shares, 4,598 shares and 49,328 shares for the fiscal months of July, August and September 2013, respectively.
2 On October 18, 2012, we publicly announced that our Board of Directors had authorized a plan (the "2012 Plan") for the Company to purchase up to 500 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2012 Plan during the indicated time periods (including shares purchased pursuant to the terms of preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act).

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

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 27, 2013, and September 28, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2013, and September 28, 2012, (iii) Condensed Consolidated Balance Sheets as of September 27, 2013, and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2013, and September 28, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ KATHY N. WALLER
Date:	October 24, 2013	Kathy N. Waller Vice President, Finance and Controller (On behalf of the Registrant and as Chief Accounting Officer)

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

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 27, 2013, and September 28, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2013, and September 28, 2012, (iii) Condensed Consolidated Balance Sheets as of September 27, 2013, and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2013, and September 28, 2012, and (v) Notes to Condensed Consolidated Financial Statements.