Form 10-K
period 2013-12-31
COCA COLA CO
filed 2014-02-27
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of June 28, 2013, the last business day of the Registrant's most recently completed second fiscal quarter, was $176,841,594,528 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant's Common Stock as of February 24, 2014, was 4,405,893,150.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 23, 2014, are incorporated by reference in Part III.

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
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations as well as independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for 1.9 billion of the approximately 57 billion beverage servings of all types consumed worldwide every day.
We believe our success depends on our ability to connect with consumers by providing them with a wide variety of options to meet their desires, needs and lifestyles. Our success further depends on the ability of our people to execute effectively, every day.
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

Acquisition of Coca-Cola Enterprises Inc.'s Former North America Business and Related Transactions
On October 2, 2010, we acquired the former North America business of Coca-Cola Enterprises Inc. ("CCE"), one of our major bottlers, consisting of CCE's production, sales and distribution operations in the United States, Canada, the British Virgin Islands, the United States Virgin Islands and the Cayman Islands, and a substantial majority of CCE's corporate segment. CCE shareowners other than the Company exchanged their CCE common stock for common stock in a new entity named Coca-Cola Enterprises, Inc. ("New CCE"), which, after the closing of the transaction, continued to hold the European operations that had been held by CCE prior to the acquisition. The Company does not have any ownership interest in New CCE. Upon completion of the CCE transaction, we combined the management of the acquired North America business with the management of our existing foodservice business; Minute Maid and Odwalla juice businesses; North America supply chain operations; and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments ("CCR"). In addition, we reshaped our remaining Coca-Cola North America operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths.
In contemplation of the closing of our acquisition of CCE's former North America business, we reached an agreement with Dr Pepper Snapple Group, Inc. ("DPSG") to distribute certain DPSG brands in territories where DPSG brands had been distributed by CCE prior to the CCE transaction. Under the terms of our agreement with DPSG, concurrently with the closing of the CCE transaction, we entered into license agreements with DPSG to distribute Dr Pepper trademark brands in the United States, Canada Dry in the Northeastern United States, and Canada Dry and C' Plus in Canada, and we made a net one-time cash payment of $715 million to DPSG. Under the license agreements, the Company agreed to meet certain performance obligations to distribute DPSG products in retail and foodservice accounts and vending machines. The license agreements have initial terms of 20 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements. The license agreements replaced agreements between DPSG and CCE existing immediately prior to the completion of the CCE transaction. In addition, we entered into an agreement with DPSG to include Dr Pepper and Diet Dr Pepper in our Coca-Cola Freestyle fountain dispensers in certain outlets throughout the United States. The Coca-Cola Freestyle agreement has a term of 20 years.
On October 2, 2010, we sold all of our ownership interests in Coca-Cola Drikker AS (the "Norwegian bottling operation") and Coca-Cola Drycker Sverige AB (the "Swedish bottling operation") to New CCE for $0.9 billion in cash.
Operating Segments
The Company's operating structure is the basis for our internal financial reporting. As of December 31, 2013, our operating structure included the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups":

•	Eurasia and Africa

•	Europe

•	Latin America

•	North America

•	Pacific

•	Bottling Investments

•	Corporate
Our operating structure as of December 31, 2013, reflected changes we made, effective January 1, 2013, when we transferred our India and South West Asia business unit from the Eurasia and Africa operating segment to the Pacific operating segment. We revised previously reported operating segment information to conform to our operating structure in effect as of December 31, 2013. Effective January 1, 2014, we changed the name of the Pacific operating segment to Asia Pacific.
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
In our concentrate operations, we typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water, or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers — such as cans and refillable and nonrefillable glass and plastic bottles — bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. Outside the United States, we also sell concentrates for fountain beverages to our bottling partners who are typically authorized to manufacture fountain syrups, which they sell to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers.
Our finished product operations consist primarily of our Company-owned or -controlled bottling, sales and distribution operations, including CCR. Our Company-owned or -controlled bottling, sales and distribution operations, other than CCR, are included in our Bottling Investments operating segment. CCR is included in our North America operating segment. Our finished product operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers, such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. In the United States, we authorize wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.
For information about net operating revenues and unit case volume related to our concentrate operations and finished product operations, refer to the heading "Our Business — General" in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report, which is incorporated herein by reference.
We own numerous valuable nonalcoholic beverage brands, including the following:

Coca-Cola	Minute Maid	Glacéau Vitaminwater	Del Valle[3]
Diet Coke/Coca-Cola Light	Powerade	Georgia[1]	Ayataka[4]
Coca-Cola Zero	Aquarius	Simply[2]	Bonaqua/Bonaqa
Sprite	Dasani	Minute Maid Pulpy	Schweppes[5]
Fanta

[1]	Georgia is primarily a coffee brand sold mainly in Japan.

[2]	Simply is a juice and juice drink brand sold in North America.

[3]	We manufacture, market and sell juices and juice drinks under the Del Valle trademark primarily in Mexico and Brazil through joint ventures with our bottling partners.

[4]	Ayataka is a green tea brand sold in Japan.
5 Schweppes is owned by the Company in certain countries other than the United States.

In 2012, we invested in the beverage business of Aujan Industries Company J.S.C. (“Aujan”), one of the largest independent beverage companies in the Middle East. As a result of this transaction, we acquired 50 percent of the Aujan entity that holds the rights to Aujan-owned brands, including Rani, a juice brand, and Barbican, a flavored malt beverage brand, in certain territories. In addition, Beverage Partners Worldwide ("BPW"), the Company's joint venture with Nestlé S.A.("Nestlé"), markets and distributes Nestea products in Europe, Canada, Australia and certain markets in Asia under agreements with our bottlers (the Nestea trademark is owned by Société des Produits Nestlé S.A.).
We also produce and/or distribute certain third-party brands, including certain brands of Monster Beverage Corporation (“Monster”), primarily Monster Energy, which we distribute in designated territories in the United States and Canada, and certain of our bottlers distribute in designated U.S. and international territories pursuant to master distribution and coordination agreements with Monster to which we are a party; and certain DPSG brands which we produce and distribute in designated territories in the United States and Canada pursuant to license agreements with DPSG.
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
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners (the "Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates and syrups (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates or syrups may give rise to differences between unit case volume and concentrate sales volume growth rates.
Distribution System and Bottler's Agreements
We make our branded beverage products available to consumers in more than 200 countries through our network of Company-owned or -controlled bottling and distribution operations as well as independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Consumers enjoy finished beverage products bearing our trademarks at a rate of 1.9 billion servings each day. We continue to expand our marketing presence in an effort to increase our unit case volume in developed, developing and emerging markets. Our strong and stable system helps us to capture growth by manufacturing, distributing and marketing existing, enhanced and new innovative products to our consumers throughout the world.
The Coca-Cola system sold 28.2 billion, 27.7 billion and 26.7 billion unit cases of our products in 2013, 2012 and 2011, respectively. The number of unit cases sold in 2012 does not include BPW unit case volume for those countries in which BPW was phased out during 2012, nor does it include unit case volume of products distributed in the United States under a sublicense from a subsidiary of Nestlé which terminated at the end of 2012. Sparkling beverages represented 74 percent, 75 percent and 75 percent of our worldwide unit case volume for 2013, 2012 and 2011, respectively. Trademark Coca-Cola Beverages accounted for 47 percent, 48 percent and 49 percent of our worldwide unit case volume for 2013, 2012 and 2011, respectively.
In 2013, unit case volume in the United States ("U.S. unit case volume") represented 19 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume for 2013, 68 percent was attributable to sparkling beverages and 32 percent to still beverages. Trademark Coca-Cola Beverages accounted for 46 percent of U.S. unit case volume for 2013.
Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for 2013. The countries outside the United States in which our unit case volumes were the largest in 2013 were Mexico, China, Brazil and Japan, which together accounted for 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume for 2013, 75 percent was attributable to sparkling beverages and 25 percent to still beverages. Trademark Coca-Cola Beverages accounted for 48 percent of non-U.S. unit case volume for 2013.
In our concentrate operations, we typically sell concentrates and syrups to our bottling partners, who use the concentrate to manufacture finished products which they sell to distributors and other customers. Outside the United States, our concentrate operations also include the sale of concentrates for fountain beverages to our bottling partners who are typically authorized to manufacture fountain syrups, which they sell to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers.
Our five largest independent bottling partners based on unit case volume in 2013 were:

•
Coca-Cola FEMSA, S.A.B. de C.V. (“Coca-Cola FEMSA”), which has bottling and distribution operations in a substantial part of central Mexico, including Mexico City, and the southeast and northeast parts of Mexico; greater São Paulo, Campinas, Santos, the state of Mato Grosso do Sul, the state of Paraná, part of the state of Goiás, part of the state of Rio de Janeiro and part of the state of Minas Gerais in Brazil; Guatemala City and the surrounding areas in Guatemala; most of Colombia; all of Costa Rica, Nicaragua, Panama and Venezuela; greater Buenos Aires, Argentina; and all of the Philippines;

•
Coca-Cola HBC AG (“Coca-Cola Hellenic”), which has bottling and distribution operations in Armenia, Austria, Belarus, Bosnia-Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Estonia, the Former Yugoslav Republic of Macedonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Montenegro, Nigeria, Northern Ireland, Poland, Republic of Ireland, Romania, Russia, Serbia, Slovakia, Slovenia, Switzerland and Ukraine;

•	Arca Continental, S.A.B. de C.V., which has bottling and distribution operations in northern and western Mexico, Ecuador and northern Argentina;

•	New CCE, which has bottling and distribution operations in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway and Sweden; and

•	Swire Beverages (“Swire”), which has bottling and distribution operations in Hong Kong, Taiwan, seven provinces in mainland China and territories in 11 states in the western United States.

In 2013, these five bottling partners combined represented 34 percent of our total unit case volume.
Being a bottler does not create a legal partnership or joint venture between us and our bottlers. Our bottlers are independent contractors and are not our agents.
In our finished product operations we typically sell finished beverages to retailers directly or to distributors, wholesalers and bottling partners who in turn distribute them to retailers. In addition, in the United States our finished product operations’ customers include fountain retailers, such as restaurants and convenience stores who use the fountain syrups for immediate consumption, and fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers.
Bottler’s Agreements
We have separate contracts (“Bottler’s Agreements”) with each of our bottling partners regarding the manufacture and sale of Company products. Subject to specified terms and conditions and certain variations, the Bottler’s Agreements generally authorize the bottlers to prepare specified Company Trademark Beverages, to package the same in authorized containers, and to distribute and sell the same in (but, subject to applicable local law, generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or Company-authorized suppliers. We typically agree to refrain from selling or distributing, or from authorizing third parties to sell or distribute, the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, we typically reserve for ourselves or our designee the right (1) to prepare and package such Company Trademark Beverages in such containers in the territory for sale outside the territory, (2) to prepare, package, distribute and sell such Company Trademark Beverages in the territory in any other manner or form (territorial restrictions on bottlers vary in some cases in accordance with local law), and (3) to handle certain key accounts (accounts that cover multiple territories).
While under most of our Bottler’s Agreements we generally have complete flexibility to determine the price and other terms of sale of the concentrates and syrups we sell to our bottlers, as a practical matter, our Company’s ability to exercise its contractual flexibility to determine the price and other terms of sale of its syrups, concentrates and finished beverages is subject, both outside and within the United States, to competitive market conditions. In addition, in some instances we have agreed or may in the future agree with a bottler with respect to concentrate pricing on a prospective basis for specified time periods. Also, in some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned incentives and the flexibility necessary to meet consumers’ always changing needs and tastes, we worked with our bottling partners to develop and implement an incidence-based pricing model for sparkling and still beverages. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products are sold and package mix.
Under our Bottler’s Agreements, in most cases, we have no obligation to provide marketing support to the bottlers. Nevertheless, we may, at our discretion, contribute toward bottler expenditures for advertising and marketing. We may also elect to undertake independent or cooperative advertising and marketing activities.
As further discussed below, our Bottler’s Agreements for territories outside of the United States differ in some respects from our Bottler’s Agreements for territories within the United States.
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

Bottler's Agreements Within the United States
During the year ended December 31, 2013, CCR, our bottling and customer service organization for North America, manufactured, sold and distributed 88 percent of our U.S. unit case volume. The discussion below relates to Bottler's Agreements and other contracts for territories in the United States that are not covered by CCR.
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
Certain of the Bottler's Agreements for cola-flavored sparkling beverages in effect in the United States give us complete flexibility to determine the price and other terms of sale of concentrates and syrups for such Company Trademark Beverages. In some instances, we have agreed or may in the future agree with a bottler with respect to concentrate pricing on a prospective basis for specified time periods. Certain Bottler's Agreements, entered into prior to 1987, provide for concentrates or syrups for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages to be priced pursuant to a stated formula. Bottlers that accounted for 5.6 percent of total unit case volume in the United States in 2013 have contracts for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages with pricing formulas that generally provide for a baseline price. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. Bottlers that accounted for 0.3 percent of total unit case volume in the United States in 2013 operate under our oldest form of contract, which provides for a fixed price for Coca-Cola syrup used in bottles and cans. This price is subject to quarterly adjustments to reflect changes in the quoted price of sugar.
We have standard contracts with bottlers in the United States for the sale of concentrates and syrups for non-cola-flavored sparkling beverages and certain still beverages in bottles and cans, and, in certain cases, for the sale of finished still beverages in bottles and cans. All of these standard contracts give the Company complete flexibility to determine the price and other terms of sale.
Promotions and Marketing Programs
In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing services or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottling or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist the bottlers. Likewise, in many instances, we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount of funds provided by our Company to bottlers, resellers or other customers of our Company's products, principally for participation in promotional and marketing programs, was $6.9 billion in 2013.
Investments in Bottling Operations
Most of our branded beverage products outside of North America are manufactured, sold and distributed by independent bottling partners. However, from time to time we acquire or take control of bottling or canning operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. Owning such a controlling interest enables us to compensate for limited local resources; help focus the bottler’s sales and marketing programs; assist in the development of the bottler’s business and information systems; and establish an appropriate capital structure for the bottler. In line with our long-term bottling strategy, we may periodically consider options for divesting or reducing our ownership interest in a Company-owned or -controlled bottler. One such option is to combine our interest in a particular bottler with the interests of others to form strategic business alliances. Another option is to sell our interest in a bottling operation to one of our other bottling partners in which we have an equity method investment. In both of these situations, our Company continues to participate in the bottler’s results of operations through our share of the strategic business alliance’s or equity method investee’s earnings or losses.

As described under the heading “Acquisition of Coca-Cola Enterprises Inc.’s Former North America Business and Related Transactions” above, on October 2, 2010, we acquired the former North America business of CCE, and we combined the management of the acquired business with the management of our existing foodservice business; Minute Maid and Odwalla juice businesses; North America supply chain operations; and Company-owned bottling operations in Philadelphia, Pennsylvania, to form CCR. In April 2013, we announced that we and five of our U.S. bottling partners have agreed in principle to take the next step in creating a new business model in the United States which would include more rational and contiguous operating territories; a grant of exclusive territory rights and the sale by CCR of distribution assets and cold-drink equipment to the bottlers; a finished goods model under which production assets would remain with CCR, which would facilitate future implementation of a national product supply system; an improved, more integrated information technology platform; and a new beverage agreement that will support the evolving operating model.
In addition, from time to time we make equity investments representing noncontrolling interests in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola system’s production, marketing, sales and distribution capabilities around the world. These investments are intended to result in increases in unit case volume, net revenues and profits at the bottler level, which in turn generate increased concentrate sales for our Company’s concentrate and syrup business. When this occurs, both we and our bottling partners benefit from long-term growth in volume, improved cash flows and increased shareowner value. In cases where our investments in bottlers represent noncontrolling interests, our intention is to provide expertise and resources to strengthen those businesses. When our equity investment provides us with the ability to exercise significant influence over the investee bottler’s operating and financial policies, we account for the investment under the equity method, and we sometimes refer to such a bottler as an “equity method investee bottler” or “equity method investee.”
Our equity method investee bottlers include Coca-Cola FEMSA, in which as of December 31, 2013, we had an equity ownership interest of 28 percent, and Coca-Cola Hellenic, in which as of December 31, 2013, we had an equity ownership interest of 23 percent.
Seasonality
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Competition
The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. These include companies that, like our Company, compete in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling beverages; various water products, including packaged, flavored and enhanced waters; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy and sports and other performance-enhancing drinks; dairy-based drinks; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and other than ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc., is one of our primary competitors. Other significant competitors include, but are not limited to, Nestlé, DPSG, Groupe Danone, Mondelēz International, Inc. ("Mondelēz"), Kraft Foods Group, Inc. ("Kraft"), and the Unilever Group ("Unilever"). In certain markets, our competition includes beer companies. We also compete against numerous regional and local companies and, in some markets, against retailers that have developed their own store or private label beverage brands.
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
In addition to water, the principal raw materials used in our business are nutritive and non-nutritive sweeteners. In the United States, the principal nutritive sweetener is high fructose corn syrup ("HFCS"), a form of sugar, which is available from numerous domestic sources and has historically been subject to fluctuations in its market price. The principal nutritive sweetener used by our business outside the United States is sucrose, another form of sugar, which is also available from numerous sources and has historically been subject to fluctuations in its market price. Our Company generally has not experienced any difficulties in obtaining its requirements for nutritive sweeteners. In the United States, we purchase HFCS to meet our and our bottlers' requirements with the assistance of Coca-Cola Bottlers' Sales & Services Company LLC ("CCBSS"). CCBSS is a limited liability company that is owned by authorized Coca-Cola bottlers doing business in the United States. Among other things, CCBSS provides procurement services to our Company for the purchase of various goods and services in the United States, including HFCS.
The principal non-nutritive sweeteners we use in our business are aspartame, acesulfame potassium, saccharin, cyclamate and sucralose. Generally, these raw materials are readily available from numerous sources. However, our Company purchases aspartame, an important non-nutritive sweetener that is used alone or in combination with other important non-nutritive sweeteners such as saccharin or acesulfame potassium in our low- and no-calorie sparkling beverage products, primarily from The NutraSweet Company and Ajinomoto Co., Inc., which we consider to be our primary sources for the supply of this product. We currently purchase acesulfame potassium from Nutrinova Nutrition Specialties & Food Ingredients GmbH, which we consider to be our primary source for the supply of this product, and from two additional suppliers. Our Company generally has not experienced any difficulties in obtaining its requirements for non-nutritive sweeteners.
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
With regard to juice and juice drink products, juice and juice concentrate from various fruits, particularly orange juice and orange juice concentrate, are our principal raw materials. We source our orange juice and orange juice concentrate primarily from Florida and the Southern Hemisphere (particularly Brazil). Therefore, we typically have an adequate supply of orange juice and orange juice concentrate that meets our Company’s standards. However, the citrus industry is impacted by greening disease and the variability of weather conditions. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice and orange juice concentrate throughout the industry. In addition, greening disease is reducing the number of trees and increasing grower costs and prices.
Our Company-owned or consolidated bottling and canning operations and our finished product business also purchase various other raw materials including, but not limited to, polyethylene terephthalate ("PET") resin, preforms and bottles; glass and aluminum bottles; aluminum and steel cans; plastic closures; aseptic fiber packaging; labels; cartons; cases; postmix packaging; and carbon dioxide. We generally purchase these raw materials from multiple suppliers and historically have not experienced material shortages.
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
Under a California law known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must appear on any product sold in the state containing that substance. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:

•	below a "safe harbor" threshold that may be established;

•	naturally occurring;

•	the result of necessary cooking; or

•	subject to another applicable exemption.
One or more substances that are currently on the Proposition 65 lists, or that may be added in the future, can be detected in Company products at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement. The State of California and other parties, however, have in the past taken and may in the future take a contrary position.
Bottlers of our beverage products presently offer and use nonrefillable, recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States and overseas. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.
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

Employees
As of December 31, 2013 and 2012, our Company had approximately 130,600 and 150,900 employees, respectively, of which approximately 4,100 and 4,400, respectively, were employed by consolidated variable interest entities ("VIEs"). The decrease in the total number of employees in 2013 was primarily due to the deconsolidation of bottling operations in the Philippines and Brazil. As of December 31, 2013 and 2012, our Company had approximately 66,800 and 68,300 employees, respectively, located in the United States, of which approximately 500 were employed by consolidated VIEs in both years.
Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2013, approximately 18,000 employees, excluding seasonal hires, in North America were covered by collective bargaining agreements. These agreements typically have terms of three to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.
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
Consumers, public health officials and government officials are highly concerned about the public health consequences of obesity, particularly among young people. In addition, some researchers, health advocates and dietary guidelines are suggesting that consumption of sugar-sweetened beverages, including those sweetened with HFCS or other nutritive sweeteners, is a primary cause of increased obesity rates and are encouraging consumers to reduce or eliminate consumption of such products. Increasing public concern about obesity; possible new or increased taxes on sugar-sweetened beverages by government entities to reduce consumption or to raise revenue; additional governmental regulations concerning the marketing, labeling, packaging or sale of our sugar-sweetened beverages; and negative publicity resulting from actual or threatened legal actions against us or other companies in our industry relating to the marketing, labeling or sale of sugar-sweetened beverages may reduce demand for or increase the cost of our sugar-sweetened beverages, which could adversely affect our profitability.
Water scarcity and poor quality could negatively impact the Coca-Cola system’s production costs and capacity.
Water is the main ingredient in substantially all of our products, is vital to our manufacturing processes, and is needed to produce the agricultural ingredients on which our business relies. It is also a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, a growing population, increasing demand for food products, increasing pollution, poor management and the effects of climate change. As the demand for water continues to increase around the world, and as water becomes scarcer and the quality of available water deteriorates, the Coca-Cola system may incur higher production costs or face capacity constraints that could adversely affect our profitability or net operating revenues in the long run.

If we do not anticipate and address evolving consumer preferences, our business could suffer.
Consumer preferences are evolving rapidly as a result of, among other things, health and nutrition considerations, especially artificiality, and obesity concerns; shifting consumer demographics, including aging populations in developed markets; changes in consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. If we do not successfully anticipate these changing consumer preferences or fail to address them by timely developing new products or product extensions through innovation, our share of sales, volume growth and overall financial results could be negatively affected.
Increased competition and capabilities in the marketplace could hurt our business.
The nonalcoholic beverage segment of the commercial beverage industry is highly competitive. We compete with major international beverage companies that, like our Company, operate in multiple geographic areas, as well as numerous companies that are primarily regional or local in operation. In many countries in which we do business, including the United States, PepsiCo, Inc., is a primary competitor. Other significant competitors include, but are not limited to, Nestlé, DPSG, Groupe Danone, Mondelēz, Kraft and Unilever. In certain markets, our competition includes major beer companies. Our beverage products also compete against private label brands developed by retailers, some of which are Coca-Cola system customers. Our ability to gain or maintain share of sales in the global market or in various local markets may be limited as a result of actions by competitors. If we do not continue to strengthen our capabilities in marketing and innovation to maintain our brand loyalty and market share while we selectively expand into other product categories in the nonalcoholic beverage segment of the commercial beverage industry, our business could be negatively affected.
Product safety and quality concerns, including concerns related to perceived artificiality of ingredients, could negatively affect our business.
Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of all of our products. We have rigorous product safety and quality standards which we expect our operations as well as our bottling partners to meet. However, we cannot assure you that despite our strong commitment to product safety and quality we or all of our bottling partners will always meet these standards, particularly as we expand our product offerings through innovation beyond our traditional range of beverage products. If we or our bottling partners fail to comply with applicable product safety and quality standards and beverage products taken to the market are or become contaminated or adulterated, we may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could cause our business to suffer. In addition, regulatory actions, activities by nongovernmental organizations, or NGOs, and public debate and concerns about perceived negative safety and quality consequences of certain ingredients in our beverage products, such as non-nutritive sweeteners; substances that are present naturally or occur as a result of the manufacturing process, such as 4-methylimidazole, or 4-MEI (a chemical compound that is formed during the manufacturing of certain types of caramel coloring used in cola-type beverages); substances used in packaging materials, such as bisphenol A, or BPA (an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans); residues of agricultural chemicals; substances perceived by consumers as artificial; or biotechnology-derived ingredients, may erode consumers’ confidence in the safety and quality of some of our beverage products. Increasing public concern about actual or perceived safety and quality issues, whether or not justified, could result in additional governmental regulations concerning the marketing and labeling of our beverages, negative publicity, or actual or threatened legal actions against us or other companies in our industry, all of which could damage the reputation of our products and may reduce demand for our beverages.
Increased demand for food products and decreased agricultural productivity may negatively affect our business.
We and our bottling partners use a number of key ingredients that are derived from agricultural commodities such as sugarcane, corn, beets, citrus, coffee and tea in the manufacture and packaging of our beverage products. Increased demand for food products and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of such agricultural commodities, and could impact the food security of communities around the world. If we are unable to implement programs focused on economic opportunity and environmental sustainability to address these agricultural challenges and fail to make a strategic impact on food security through joint efforts with bottlers, farmers, communities, suppliers and key partners, as well as through our increased and continued investment in sustainable agriculture, the affordability of our products and ultimately our business and results of operations could be negatively impacted.

Changes in the retail landscape or the loss of key retail or foodservice customers could adversely affect our financial performance.
Our industry is being affected by the trend toward consolidation in the retail channel, particularly in Europe and the United States. Larger retailers may seek lower prices from us and our bottling partners, may demand increased marketing or promotional expenditures, and may be more likely to use their distribution networks to introduce and develop private label brands, any of which could negatively affect the Coca-Cola system’s profitability. In addition, in developed markets, discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. The nonalcoholic beverage retail landscape is also very dynamic and constantly evolving in emerging and developing markets, where modern trade is growing at a faster pace than traditional trade outlets. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected. In addition, our success depends in part on our ability to maintain good relationships with key retail and foodservice customers. The loss of one or more of our key retail or foodservice customers could have an adverse effect on our financial performance.
If we are unable to expand our operations in emerging and developing markets, our growth rate could be negatively affected.
Our success depends in part on our ability to grow our business in emerging and developing markets, which in turn depends on economic and political conditions in those markets and on our ability to acquire bottling operations in those markets or to form strategic business alliances with local bottlers and to make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Moreover, the supply of our products in emerging and developing markets must match consumers’ demand for those products. Due to product price, limited purchasing power and cultural differences, there can be no assurance that our products will be accepted in any particular emerging or developing market.
Fluctuations in foreign currency exchange rates could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2013, we used 80 functional currencies in addition to the U.S. dollar and derived $27.0 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In addition, unexpected and dramatic devaluations of currencies in developing or emerging markets could negatively affect the value of our earnings from, and of the assets located in, those markets. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, would not materially affect our financial results.
If interest rates increase, our net income could be negatively affected.
We maintain levels of debt that we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our cost of capital, which increases our return on shareowners’ equity. This exposes us to adverse changes in interest rates. When and to the extent appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. We cannot assure you, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to interest rate fluctuations. Our interest expense may also be affected by our credit ratings. In assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as the consolidated balance sheet and other financial information for the Company. In addition, some credit rating agencies also consider financial information of certain of our major bottlers. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure; our major bottlers’ financial performance; changes in the credit rating agencies’ methodology in assessing our credit strength; the credit agencies’ perception of the impact of credit market conditions on our or our major bottlers’ current or future financial performance and financial condition; or for any other reason, our cost of borrowing could increase. Additionally, if the credit ratings of certain bottlers in which we have equity method investments were to be downgraded, such bottlers’ interest expense could increase, which would reduce our equity income.

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
We derive a significant portion of our net operating revenues from sales of concentrates and syrups to independent bottling partners and, therefore, the success of our business depends on our bottling partners’ financial strength and profitability. While under our agreements with our bottling partners we generally have the right to unilaterally change the prices we charge for our concentrates and syrups, our ability to do so may be materially limited by our bottling partners’ financial condition and their ability to pass price increases along to their customers. In addition, we have investments in certain of our bottling partners, which we account for under the equity method, and our operating results include our proportionate share of such bottling partners’ income or loss. Our bottling partners’ financial condition is affected in large part by conditions and events that are beyond our and their control, including competitive and general market conditions in the territories in which they operate; the availability of capital and other financing resources on reasonable terms; loss of major customers; or disruptions of bottling operations that may be caused by strikes, work stoppages, labor unrest or natural disasters. A deterioration of the financial condition or results of operations of one or more of our major bottling partners could adversely affect our net operating revenues from sales of concentrates and syrups; could result in a decrease in our equity income; and could negatively affect the carrying values of our investments in bottling partners, resulting in asset write-offs.
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
Our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as “indirect taxes,” including import duties, excise taxes, sales or value-added taxes, property taxes and payroll taxes, in many of the jurisdictions in which we operate, including indirect taxes imposed by state and local governments. In addition, in the past, the United States Congress considered imposing a federal excise tax on beverages sweetened with sugar, HFCS or other nutritive sweeteners and may consider similar proposals in the future. As federal, state and local governments experience significant budget deficits, some lawmakers have proposed singling out beverages among a plethora of revenue-raising items. Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable, which may negatively impact our net operating revenues.

Increase in the cost, disruption of supply or shortage of energy or fuels could affect our profitability.
CCR, our North America bottling and customer service organization, and our other Company-owned or -controlled bottlers operate a large fleet of trucks and other motor vehicles to distribute and deliver beverage products to customers. In addition, we use a significant amount of electricity, natural gas and other energy sources to operate our concentrate plants and the bottling plants and distribution facilities operated by CCR and our other Company-owned or -controlled bottlers. An increase in the price, disruption of supply or shortage of fuel and other energy sources in North America, in other countries in which we have concentrate plants, or in any of the major markets in which CCR and our other Company-owned or -controlled bottlers operate that may be caused by increasing demand or by events such as natural disasters, power outages, or the like could increase our operating costs and negatively impact our profitability.
Our independent bottling partners also operate large fleets of trucks and other motor vehicles to distribute and deliver beverage products to their own customers and use a significant amount of electricity, natural gas and other energy sources to operate their own bottling plants and distribution facilities. Increases in the price, disruption of supply or shortage of fuel and other energy sources in any of the major markets in which our independent bottling partners operate would increase the affected independent bottling partners’ operating costs and could indirectly negatively impact our results of operations.
Increase in the cost, disruption of supply or shortage of ingredients, other raw materials or packaging materials could harm our business.
We and our bottling partners use various ingredients in our business, including HFCS, sucrose, aspartame, saccharin, acesulfame potassium, sucralose, ascorbic acid, citric acid, phosphoric acid and caramel color, other raw materials such as orange and other fruit juice and juice concentrates, as well as packaging materials such as PET for bottles and aluminum for cans. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners’ ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our and the Coca-Cola system’s operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect affordability in some markets and reduce Coca-Cola system sales. In addition, some of our ingredients, such as aspartame, acesulfame potassium, sucralose, saccharin and ascorbic acid, as well as some of the packaging containers, such as aluminum cans, are available from a limited number of suppliers, some of which are located in countries experiencing political or other risks. We cannot assure you that we and our bottling partners will be able to maintain favorable arrangements and relationships with these suppliers.
The citrus industry is subject to disease and the variability of weather conditions, which affect the supply of orange juice and orange juice concentrate, which are important raw materials for our business. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice and orange juice concentrate throughout the industry. In addition, greening disease is reducing the number of trees and increasing grower costs and prices. Adverse weather conditions may affect the supply of other agricultural commodities from which key ingredients for our products are derived. For example, drought conditions in certain parts of the United States may negatively affect the supply of corn, which in turn may result in shortages of and higher prices for HFCS.
An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, packaging materials or cans and other containers that may be caused by a deterioration of our or our bottling partners’ relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like could negatively impact our net revenues and profits.
Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.
We and our bottlers currently offer nonrefillable, recyclable containers in the United States and in various other markets around the world. Legal requirements have been enacted in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. Other proposals relating to beverage container deposits, recycling, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in any of the major markets in which we operate, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability.

Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.
Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of certain of our products. For example, New York City attempted in 2012 to limit the size of cups used to serve our products in foodservice establishments to a maximum of 16 ounces. (Litigation regarding this limit is currently on appeal.) If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products. Under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must appear on any product sold in the state containing that substance. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to a daily quantity of a listed substance that is below a “safe harbor” threshold that may be established, is naturally occurring, is the result of necessary cooking or is subject to another applicable exception. One or more substances that are currently on the Proposition 65 lists, or that may be added to the lists in the future, can be detected in Company products at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement. The State of California and other parties, however, have in the past taken and may in the future take a contrary position. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets.
If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted and our reputation may be damaged.
We rely on networks and information systems and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among our locations around the world and between Company personnel and our bottlers and other customers, suppliers and consumers. Because information systems are critical to many of the Company’s operating activities, our business may be impacted by system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyber-attacks by criminal groups or activist organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such incidents could result in unauthorized disclosure of material confidential information. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrate or finished products. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations, damage the reputation and credibility of the Company and have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees or to our bottling partners, other customers, suppliers or consumers, and may become subject to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.
Like most major corporations, the Company’s information systems are a target of attacks. Although the incidents that we have experienced to date have not had a material effect on our business, financial condition or results of operations, there can be no assurance that such incidents will not have a material adverse effect on us in the future. In order to address risks to our information systems, we continue to make investments in personnel, technologies, cyber-insurance and training of Company personnel. The Company maintains an information risk management program which is supervised by information technology management and reviewed by a cross-functional committee. As part of this program, reports which include analysis of emerging risks as well as the Company’s plans and strategies to address them are regularly prepared and presented to senior management.

Unfavorable general economic conditions in the United States could negatively impact our financial performance.
In 2013, our net operating revenues in the United States were $19.8 billion, or 42 percent of our total net operating revenues. Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, some of our beverages in our flagship market. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private label brands. Softer consumer demand for our beverages in the United States could reduce our profitability and could negatively affect our overall financial performance.
Unfavorable economic and political conditions in international markets could hurt our business.
We derive a significant portion of our net operating revenues from sales of our products in international markets. In 2013, our operations outside the United States accounted for $27.0 billion, or 58 percent, of our total net operating revenues. Unfavorable economic conditions in our major international markets, the financial uncertainties in some countries in the eurozone and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders, price controls, limitation on profits, import authorization requirements and other restrictions on business activities which have been or may be imposed or expanded as a result of political and economic instability or otherwise could impact our profitability. In addition, U.S. trade sanctions against countries such as Iran and Syria and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it impossible for us to continue to make sales to bottlers in such countries.
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
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, such as sugarcane, corn, beets, citrus, coffee and tea, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate water scarcity and cause a further deterioration of water quality in affected regions, which could limit water availability for the Coca-Cola system’s bottling operations. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

If negative publicity, even if unwarranted, related to product safety or quality, human and workplace rights, obesity or other issues damages our brand image and corporate reputation, our business may suffer.
Our success depends in large part on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions and maintain our corporate reputation. We cannot assure you, however, that our continuing investment in advertising and marketing and our strong commitment to product safety and quality will have the desired impact on our products’ brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In some emerging markets, the production and sale of counterfeit or “spurious” products, which we and our bottling partners may not be able to fully combat, may damage the image and reputation of our products. In addition, from time to time, we and our executives engage in public policy endeavors that are either directly related to our products and packaging or to our business operations and general economic climate affecting the Company. These engagements in public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. In addition, campaigns by activists attempting to connect us or our bottling system with human and workplace rights issues in certain emerging markets could adversely impact our corporate image and reputation. For example, in June 2011, the United Nations Human Rights Council endorsed the Guiding Principles on Business and Human Rights, which outlines how businesses should implement the corporate responsibility to respect human rights principles included in the United Nations “Protect, Respect and Remedy” framework on human rights. Through our Human Rights Statement and Workplace Rights Policy and Supplier Guiding Principles, and our participation in the United Nations Global Compact and its LEAD program, as well as our active participation in the Global Business Initiative on Human Rights and the Global Business Coalition Against Human Trafficking, we made a number of commitments to respect all human rights. Allegations that we are not respecting any of the 30 human rights found in the United Nations Universal Declaration of Human Rights, even if untrue, could have a significant impact on our corporate reputation and long-term financial results. Also, adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could negatively affect our Company’s overall reputation and our products’ acceptance by consumers.
Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.
Our Company’s business is subject to various laws and regulations in the numerous countries throughout the world in which we do business, including laws and regulations relating to competition, product safety, advertising and labeling, container deposits, recycling or stewardship, the protection of the environment, and employment and labor practices. In the United States, the production, distribution and sale of many of our products are subject to, among others, the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, the Occupational Safety and Health Act, and various environmental statutes, as well as various state and local statutes and regulations. Outside the United States, the production, distribution, sale, advertising and labeling of many of our products are also subject to various laws and regulations. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, or regulations to limit or eliminate the use of bisphenol A, or BPA (an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans), may result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability, or may impede the production or distribution of our products, which could affect our net operating revenues. In addition, failure to comply with environmental, health or safety requirements, U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes, or a cessation of operations at our or our bottling partners’ facilities, as well as damage to our and the Coca-Cola system’s image and reputation, all of which could harm our and the Coca-Cola system’s profitability.
Changes in accounting standards could affect our reported financial results.
New accounting standards or pronouncements that may become applicable to our Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods.

If we are not able to achieve our overall long-term growth objectives, the value of an investment in our Company could be negatively affected.
We have established and publicly announced certain long-term growth objectives. These objectives were based on our evaluation of our growth prospects, which are generally driven by the volume and sales potential of many product types, some of which are more profitable than others, and on an assessment of the potential price and product mix. There can be no assurance that we will achieve the required volume or revenue growth or the mix of products necessary to achieve our long-term growth objectives.
If global credit market conditions deteriorate, our financial performance could be adversely affected.
The cost and availability of credit vary by market and are subject to changes in the global or regional economic environment. If conditions in major credit markets deteriorate, our and our bottling partners’ ability to obtain debt financing on favorable terms may be negatively affected, which could affect our and the Coca-Cola system’s profitability as well as our share of the income of bottling partners in which we have equity method investments. A decrease in availability of consumer credit resulting from unfavorable credit market conditions, as well as general unfavorable economic conditions, may also cause consumers to reduce their discretionary spending, which could reduce the demand for our beverages and negatively affect our net operating revenues and the Coca-Cola system’s profitability.
Default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, including forward contracts, commodity futures contracts, option contracts, collars and swaps, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default by or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
If we are unable to realize additional benefits targeted by our productivity and reinvestment program, our financial results could be negatively affected.
We believe that productivity gains are essential to achieving our long-term growth objectives and, therefore, a leading priority of our Company is to design and implement the most effective and efficient business system possible. As part of our efforts to become more efficient, leaner and adaptive to changing market conditions, in February 2012 we announced a productivity and reinvestment program consisting of (1) a productivity initiative focused on global supply chain optimization, global marketing and innovation effectiveness, operating expense leverage, operational excellence and data and information technology systems standardization; and (2) an expansion of our initiative to capture CCR integration synergies in North America, focused primarily on our North American product supply. We intend to invest the savings generated by this program to enhance ongoing systemwide brand-building initiatives. We have incurred and expect to continue to incur significant costs to capture these savings and additional synergies. In February 2014, we announced that we are expanding our productivity and reinvestment program to drive an incremental $1 billion in productivity by 2016 that will primarily be redirected into increased media investments. If we are unable to capture the savings and additional synergies targeted by our productivity and reinvestment program, our financial results could be negatively affected.
If we are unable to renew collective bargaining agreements on satisfactory terms, or we or our bottling partners experience strikes, work stoppages or labor unrest, our business could suffer.
Many of our associates at our key manufacturing locations and bottling plants are covered by collective bargaining agreements. While we generally have been able to renegotiate collective bargaining agreements on satisfactory terms when they expire and regard our relations with associates and their representatives as generally satisfactory, negotiations in the current environment remain challenging, as the Company must have competitive cost structures in each market while meeting the compensation and benefits needs of our associates. If we are unable to renew collective bargaining agreements on satisfactory terms, our labor costs could increase, which could affect our profit margins. In addition, many of our bottling partners’ employees are represented by labor unions. Strikes, work stoppages or other forms of labor unrest at any of our major manufacturing facilities or at our or our major bottlers’ plants could impair our ability to supply concentrates and syrups to our bottling partners or our bottlers’ ability to supply finished beverages to customers, which could reduce our net operating revenues and could expose us to customer claims.

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
We participate in certain multi-employer pension plans in the United States. Our U.S. multi-employer pension plan expense totaled $37 million in 2013. The U.S. multi-employer pension plans in which we currently participate have contractual arrangements that extend into 2018. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we participate, we will likely need to record withdrawal liabilities, which could negatively impact our financial performance in the applicable periods.
If we do not successfully integrate and manage our Company-owned or -controlled bottling operations, our results could suffer.
From time to time we acquire or take control of bottling operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. We may incur unforeseen liabilities and obligations in connection with acquiring, taking control of or managing bottling operations and may encounter unexpected difficulties and costs in restructuring and integrating them into our Company’s operating and internal control structures. We may also experience delays in extending our Company’s internal control over financial reporting to newly acquired or controlled bottling operations, which may increase the risk of failure to prevent misstatements in such operations’ financial records and in our consolidated financial statements. Our financial performance depends in large part on how well we can manage and improve the performance of Company-owned or -controlled bottling operations. We cannot assure you, however, that we will be able to achieve our strategic and financial objectives for such bottling operations. If we are unable to achieve such objectives, our consolidated results could be negatively affected.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.  PROPERTIES
Our worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes our 621,000 square foot headquarters building and an 870,000 square foot building in which our North America group’s main offices are located. The complex also includes several other buildings, including our 264,000 square foot Coca-Cola Plaza building, technical and engineering facilities, a learning center and a reception center. We also own an office and retail building at 711 Fifth Avenue in New York, New York. These properties, except for the North America group’s main offices, are included in the Corporate operating segment.

We own or lease additional facilities, real estate and office space throughout the world which we use for administrative, manufacturing, processing, packaging, storage, warehousing, distribution and retail operations. These properties are generally included in the geographic operating segment in which they are located.

In North America, as of December 31, 2013, we owned 67 beverage production facilities, 10 principal beverage concentrate and/or syrup manufacturing plants, one facility that manufactures juice concentrates for foodservice use, and two bottled water facilities; we leased one beverage production facility, one bottled water facility and four container manufacturing facilities; and we operated 267 principal beverage distribution warehouses, of which 94 were leased and the rest were owned. Also included in the North America operating segment is a portion of the Atlanta office complex consisting of the North America group’s main offices.

Additionally, outside of North America, as of December 31, 2013, our Company owned and operated 17 principal beverage concentrate manufacturing plants, of which three are included in the Eurasia and Africa operating segment, three are included in the Europe operating segment, five are included in the Latin America operating segment, and six are included in the Pacific operating segment, and we owned a majority interest in and operated one beverage concentrate manufacturing plant included in the Pacific operating segment.

We own or hold a majority interest in or otherwise consolidate under applicable accounting rules bottling operations that, as of December 31, 2013, owned 75 principal beverage bottling and canning plants located throughout the world. These plants are included in the Bottling Investments operating segment.

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
The Company and Aqua-Chem continued to pursue and obtain coverage agreements for the asbestos-related claims against Aqua-Chem with those insurance companies that did not settle in the Wisconsin insurance coverage litigation. The Company anticipated that a final settlement with three of those insurers (the “Chartis insurers”) would be finalized in May 2011, but the Chartis insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit against them in Wisconsin state court to enforce the coverage-in-place settlement or, in the alternative, to obtain a declaratory judgment validating Aqua-Chem and the Company's interpretation of the court's judgment in the Wisconsin insurance coverage litigation.
In February 2012, the parties filed and argued a number of cross-motions for summary judgment related to the issues of the enforceability of the settlement agreement and the exhaustion of policies underlying those of the Chartis insurers. The court granted defendants' motions for summary judgment that the 2011 Settlement Agreement and 2010 Term Sheet were not binding contracts, but denied their similar motions related to plaintiffs' claims for promissory and/or equitable estoppel. On or about May 15, 2012, the parties entered into a mutually agreeable settlement/stipulation resolving two major issues: exhaustion of underlying coverage and control of defense. On or about January 10, 2013, the parties reached a settlement of the estoppel claims and all of the remaining coverage issues, with the exception of one disputed issue relating to the scope of the Chartis insurers' defense obligations in two policy years. The trial court granted summary judgment in favor of the Company and Aqua-Chem on that one open issue and entered a final appealable judgment to that effect following the parties' settlement. On January 23, 2013, the Chartis insurers filed a notice of appeal of the trial court's summary judgment ruling. On October 29, 2013, the Wisconsin Court of Appeals affirmed the grant of summary judgment in favor of the Company and Aqua-Chem. On November 27, 2013, the Chartis insurers filed a petition for review in the Supreme Court of Wisconsin, and on December 11, 2013, the Company filed its opposition to that petition. Whatever the outcome of the Chartis insurers’ appeal to the Wisconsin Supreme Court, the Chartis insurers will remain subject to the court’s judgment in the Wisconsin insurance coverage litigation.
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
The Company's juice plant in Paw Paw, Michigan uses ammonia in its refrigeration equipment. The plant's use of ammonia is subject to the U.S. Clean Air Act's Risk Management Program (the "RMP"). Under the RMP, our plant must develop, maintain and implement a plan to prevent, mitigate and respond to potential releases of ammonia into the environment. Following an inspection regarding compliance with the RMP, the U.S. Environmental Protection Agency (the "EPA") sent a notice dated March 12, 2013, to the Paw Paw juice plant alleging certain violations of the RMP and indicating that it may pursue an administrative enforcement action proposing civil penalties of $278,000. The Company is in the process of negotiating a reasonable settlement regarding the matter and believes that any penalties ultimately imposed will not be material to its business, financial condition or results of operations.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE COMPANY
The following are the executive officers of our Company as of February 25, 2014:
Ahmet C. Bozer, 53, is Executive Vice President of the Company and President of Coca-Cola International, which consists of the Company's Eurasia and Africa, Europe, Latin America and Asia Pacific operating groups. Mr. Bozer joined the Company in 1990 as a Financial Control Manager. In 1992, he became the Region Finance Manager in Turkey. In 1994, he joined Coca-Cola Bottlers of Turkey (now Coca-Cola İçecek A.Ş.) as Finance Director and was named Managing Director in 1998. In 2000, Mr. Bozer rejoined the Company as President of the Eurasia Division, which became the Eurasia and Middle East Division in 2003. In 2006, Mr. Bozer assumed the additional leadership responsibility for the Russia, Ukraine and Belarus Division. In 2007, with the addition of the India and South West Asia Division under his responsibilities, Mr. Bozer was named President of the Eurasia Group. From July 1, 2008, until December 31, 2012, Mr. Bozer served as President of the Eurasia and Africa Group. He was appointed President of Coca-Cola International effective January 1, 2013, and was elected Executive Vice President of the Company on February 21, 2013.
Alexander B. Cummings, Jr., 57, is Executive Vice President and Chief Administrative Officer of the Company. Mr. Cummings joined the Company in 1997 as Deputy Region Manager, Nigeria. In 1998, Mr. Cummings was named Managing Director/Region Manager, Nigeria, and in 2000, he became President of the North West Africa Division based in Morocco. In 2001, Mr. Cummings became President of the Africa Group and served in this capacity until June 2008. Mr. Cummings was appointed Chief Administrative Officer of the Company effective July 1, 2008, and was elected Executive Vice President of the Company effective October 15, 2008.
J. Alexander M. Douglas, Jr., 52, is Senior Vice President and Global Chief Customer Officer of the Company and President of Coca-Cola North America. Mr. Douglas joined the Company in January 1988 as a District Sales Manager for the Foodservice Division of Coca-Cola USA. In May 1994, he was named Vice President of Coca-Cola USA, initially assuming leadership of the CCE Sales and Marketing Group and eventually assuming leadership of the entire North American Field Sales and Marketing Groups. In 2000, Mr. Douglas was appointed President of the North American Retail Division within the North America group. He served as Senior Vice President and Chief Customer Officer of the Company from 2003 until 2006 and continued serving as Senior Vice President until April 2007. Mr. Douglas was President of the North America Group from August 2006 through December 31, 2012. He was appointed Global Chief Customer Officer effective January 1, 2013, was elected Senior Vice President of the Company on February 21, 2013, and was appointed President of Coca-Cola North America effective January 1, 2014.
Ceree Eberly, 51, is Senior Vice President and Chief People Officer of the Company, with responsibility for leading the Company's global People Function (formerly Human Resources). Ms. Eberly joined the Company in 1990, serving in staffing, compensation and other roles supporting the Company's business units around the world. From 1998 until 2003, she served as Human Resources Director for the Latin Center Division. From 2003 until 2007, Ms. Eberly served as Vice President of the McDonald's Division. She was appointed Group Human Resources Director for Europe in July 2007 and served in that capacity until she was appointed Chief People Officer effective December 1, 2009. Ms. Eberly was elected Senior Vice President of the Company effective April 1, 2010.
Gary P. Fayard, 61, is Executive Vice President and Chief Financial Officer of the Company. Mr. Fayard joined the Company in 1994. In July 1994, he was elected Vice President and Controller. In December 1999, he was elected Senior Vice President and Chief Financial Officer. Mr. Fayard was elected Executive Vice President of the Company in February 2003.
Irial Finan, 56, is Executive Vice President and President, Bottling Investments and Supply Chain. Mr. Finan joined the Company and was named President, Bottling Investments in 2004. Mr. Finan joined the Coca-Cola system in 1981 with Coca-Cola Bottlers Ireland, Ltd., where for several years he held a variety of accounting positions. From 1987 until 1990, Mr. Finan served as Finance Director of Coca-Cola Bottlers Ireland, Ltd. From 1991 to 1993, he served as Managing Director of Coca-Cola Bottlers Ulster, Ltd. He was Managing Director of Coca-Cola bottlers in Romania and Bulgaria until late 1994. From 1995 to 1999, he served as Managing Director of Molino Beverages, with responsibility for expanding markets, including the Republic of Ireland, Northern Ireland, Romania, Moldova, Russia and Nigeria. Mr. Finan served from 2001 until 2003 as Chief Executive Officer of Coca-Cola Hellenic. He was elected Executive Vice President of the Company in October 2004.
Bernhard Goepelt, 51, is Senior Vice President, General Counsel and Chief Legal Counsel of the Company. Mr. Goepelt joined the Company in 1992 as Legal Counsel for the German Division. In 1997, he was appointed Legal Counsel for the Middle and Far East Group and in 1999 was appointed Division Counsel, Southeast and West Asia Division, based in Thailand. In 2003, Mr. Goepelt was appointed Group Counsel for the Central Europe, Eurasia and Middle East Group. In 2005, he assumed the position of General Counsel for Japan and China and in 2007, Mr. Goepelt was appointed General Counsel, Pacific Group. In April 2010, he moved to Atlanta, Georgia, to become Associate General Counsel, Global Marketing, Commercial Leadership & Strategy. In September 2010, Mr. Goepelt took on the additional responsibility of General Counsel for the Pacific Group. In addition to his functional responsibilities, he also managed the administration of the Legal Division. Mr. Goepelt was elected Senior Vice President, General Counsel and Chief Legal Counsel of the Company in December 2011.
Nathan Kalumbu, 49, is President of the Eurasia and Africa Group. Mr. Kalumbu joined the Company in 1990 as the Central Africa region's External Affairs Manager and served in numerous roles in marketing operations and country management in Zimbabwe, Zambia and Malawi from 1992 to 1996. He held the role of Executive Assistant to the South Africa Division President from 1997 to 1998 and Region Manager for Central Africa from 1998 to 2000 and for Nigeria from 2000 to 2004. In 2004, Mr. Kalumbu was appointed Business Planning Director and Executive Assistant to the Retail Division President, North America. He returned to the Africa Group as Director of Business Strategy and Planning for the East and Central Africa Division in 2006. In 2007, he was named President of the Central, East and West Africa (CEWA) business unit and served in that role until his appointment to his current position effective January 1, 2013.
Muhtar Kent, 61, is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Kent joined the Company in 1978 and held a variety of marketing and operations roles throughout his career with the Company. In 1985, he was appointed General Manager of Coca-Cola Turkey and Central Asia. From 1989 to 1995, Mr. Kent served as President of the East Central Europe Division and Senior Vice President of Coca-Cola International. Between 1995 and 1998, he served as Managing Director of Coca-Cola Amatil-Europe, covering bottling operations in 12 countries, and from 1999 until 2005, he served as President and Chief Executive Officer of Efes Beverage Group, a diversified beverage company with Coca-Cola and beer operations across Southeast Europe, Turkey and Central Asia. Mr. Kent rejoined the Company in May 2005 as President and Chief Operating Officer, North Asia, Eurasia and Middle East Group, an organization serving a broad and diverse region that included China, Japan and Russia. He was appointed President, Coca-Cola International in January 2006 and was elected Executive Vice President of the Company in February 2006. He was elected President and Chief Operating Officer of the Company in December 2006 and was elected to the Board of Directors in April 2008. Mr. Kent was elected Chief Executive Officer of the Company effective July 1, 2008, and was elected Chairman of the Board of Directors of the Company in April 2009.
James Quincey, 49, is President of the Europe Group. Mr. Quincey joined the Company in 1996 as Director, Learning Strategy for the Latin America Group. He moved to Mexico as Deputy to the Division President in 1999, and became Region Manager for Argentina and Uruguay in 2000, and then General Manager of the South Cone region (Argentina, Chile, Uruguay and Paraguay) in 2003. Mr. Quincey was appointed President of the South Latin Division in December 2003, and President of the Mexico Division in December 2005. In October 2008, he was named President of the Northwest Europe and Nordics business unit and served in that role until his appointment to his current position effective January 1, 2013.
José Octavio Reyes, 61, is Vice Chairman, The Coca-Cola Export Corporation. Mr. Reyes began his career with the Company in 1980 at Coca-Cola de México as Manager of Strategic Planning. In 1987, he was appointed Manager of the Sprite and Diet Coke brands at Corporate Headquarters. In 1990, he was appointed Marketing Director for the Brazil Division, and later became Marketing and Operations Vice President for the Mexico Division. Mr. Reyes assumed the role of Deputy Division President for the Mexico Division in 1996 and was named Division President for the Mexico Division later that year. From December 2002 until December 31, 2012, Mr. Reyes served as President of the Latin America Group and served in that role until his appointment to his current position effective January 1, 2013.
Atul Singh, 54, is Group President, Asia, which is part of the Asia Pacific Group. Mr. Singh joined the Company in 1998 as Vice President, Operations of the India Division. In 2001, he moved to the China Division and served as Region Manager of East China from 2001 to 2002, Vice President of Operations from 2002 to 2003, Deputy Division President of the China Division from 2003 to 2004 and President of the East, Central and South China Division from January to August 2005. From September 2005 to June 30, 2013, he served as President of Coca-Cola India and the South West Asia business unit. Effective July 1, 2013, he became Deputy President, Pacific Group and served in that role until his appointment to his current position effective January 1, 2014.

Brian Smith, 58, is President of the Latin America Group. Mr. Smith joined the Company in 1997 as Latin America Group Manager for Mergers and Acquisitions, a role he held until July 2001. From 2001 to 2002, he worked as Executive Assistant to Brian Dyson, then Chief Operating Officer and Vice Chairman of the Company. Mr. Smith served as President of the Brazil Division from 2002 to 2008 and President of the Mexico business unit from 2008 through December 2012. Mr. Smith was appointed to his current position effective January 1, 2013.

Joseph V. Tripodi, 58, is Executive Vice President and Chief Marketing and Commercial Officer of the Company. Mr. Tripodi joined the Company as Chief Marketing and Commercial Officer effective September 2007 and was elected Senior Vice President of the Company in October 2007, a capacity in which he served until July 2009, when he was elected Executive Vice President of the Company. Prior to joining the Company, Mr. Tripodi served as Senior Vice President and Chief Marketing Officer for Allstate Insurance Co., where he worked from 2003 until 2007.

Clyde C. Tuggle, 51, is Senior Vice President and Chief Public Affairs and Communications Officer of the Company. Mr. Tuggle joined the Company in 1989 in the Corporate Issues Communications Department. In 1992, he was named Executive Assistant to Roberto C. Goizueta, then Chairman and Chief Executive Officer of the Company, where he managed external affairs and communications for the Office of the Chairman. In 1998, Mr. Tuggle transferred to the Company's Central European Division Office in Vienna where he held a variety of positions, including Director of Operations Development, Deputy to the Division President and Region Manager for Austria. In 2000, Mr. Tuggle returned to Atlanta, Georgia, as Executive Assistant to then Chairman and Chief Executive Officer Douglas N. Daft and was elected Vice President of the Company. In February 2003, he was elected Senior Vice President of the Company and appointed Director of Worldwide Public Affairs and Communications. From 2005 until September 2008, Mr. Tuggle served as President of the Russia, Ukraine and Belarus Division. In September 2008, he returned to Atlanta, Georgia, as Senior Vice President, Corporate Affairs and Productivity. In May 2009, Mr. Tuggle was named Senior Vice President, Global Public Affairs and Communications of the Company.
Guy Wollaert, 54, is Senior Vice President and Chief Technical Officer of the Company. Mr. Wollaert joined the Company in 1992 in Brussels, Belgium, as a Project Manager and has held various positions of increasing responsibility in the technical and supply chain fields. From 1997 to 1999, he served as Technical Director for the Indonesia region based in Jakarta. In 1999, Mr. Wollaert relocated to Atlanta, Georgia, where he held the position of Value Chain Account Manager for the Asia Pacific region. In late 2000, he joined Coca-Cola Tea Products Co. Ltd. ("CCTPC"), a Company subsidiary based in Tokyo. Mr. Wollaert became President of CCTPC in January 2002. From 2003 to 2006, he was President of Coca-Cola National Beverages Ltd., a national supply management Company subsidiary that managed the Company's Japan supply business. In 2006, Mr. Wollaert returned to Atlanta as Vice President, Global Supply Chain Development, and from January 2008 until December 2010, he served as General Manager, Global Juice Center. Mr. Wollaert was appointed Chief Technical Officer effective January 2011 and was elected Senior Vice President of the Company in February 2011.
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
The following table sets forth, for the quarterly reporting periods indicated, the high and low market prices per share for the Company's common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common Stock Market Prices
	High	Low	Dividends Declared
2013
Fourth quarter	$41.39	$36.83	$0.280
Third quarter	41.25	37.80	0.280
Second quarter	43.43	38.97	0.280
First quarter	40.70	36.52	0.280
2012
Fourth quarter	$38.83	$35.58	$0.255
Third quarter	40.66	37.11	0.255
Second quarter	39.10	35.92	0.255
First quarter	37.20	33.29	0.255
While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
As of February 24, 2014, there were 239,010 shareowner accounts of record. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the principal heading "EQUITY COMPENSATION PLAN INFORMATION" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 23, 2014, to be filed with the Securities and Exchange Commission (the "Company's 2014 Proxy Statement"), is incorporated herein by reference.
During the fiscal year ended December 31, 2013, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2013, by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
September 28, 2013 through October 25, 2013	3,881,786	$38.54	3,880,000	443,183,612
October 26, 2013 through November 22, 2013	9,837,987	39.93	9,795,500	433,388,112
November 23, 2013 through December 31, 2013	11,628,797	40.14	11,609,306	421,778,806
Total	25,348,570	$39.81	25,284,806

[1]
The total number of shares purchased includes: (i) shares purchased pursuant to the 2012 Plan described in footnote 2 below, and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 1,786 shares, 42,487 shares and 19,491 shares for the fiscal months of October, November and December 2013, respectively.

[2]
On October 18, 2012, the Company publicly announced that our Board of Directors had authorized a plan (the "2012 Plan") for the Company to purchase up to 500 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2012 Plan during the indicated time periods (including shares purchased pursuant to the terms of preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act).

Performance Graph
Comparison of Five-Year Cumulative Total Return Among
The Coca-Cola Company, the Peer Group Index and the S&P 500 Index
Total Return
Stock Price Plus Reinvested Dividends

December 31,	2008	2009	2010	2011	2012	2013
The Coca-Cola Company	$100	$130	$155	$170	$181	$212
Peer Group Index	100	119	141	167	181	230
S&P 500 Index	100	126	146	149	172	228
The total return assumes that dividends were reinvested daily and is based on a $100 investment on December 31, 2008.
The Peer Group Index is a self-constructed peer group of companies that are included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group of companies, from which the Company has been excluded.
The Peer Group Index consists of the following companies: Altria Group, Inc., Archer Daniels Midland Company, B&G Foods, Inc., Beam Inc., Brown-Forman Corporation, Bunge Limited, Campbell Soup Company, Coca-Cola Enterprises, Inc., ConAgra Foods, Inc., Constellation Brands, Inc., Darling International Inc., Dean Foods Company, Dr Pepper Snapple Group, Inc., Flowers Foods, Inc., General Mills, Inc., Green Mountain Coffee Roasters, Inc., The Hain Celestial Group, Inc., Herbalife Ltd., The Hershey Company, The Hillshire Brands Company, Hormel Foods Corporation, Ingredion Incorporated, The J.M. Smucker Company, Kellogg Company, Kraft Foods Inc., Lancaster Colony Corporation, Leucadia National Corporation, Lorillard, Inc., McCormick & Company, Inc., Mead Johnson Nutrition Company, Molson Coors Brewing Company, Mondelēz International, Inc., Monster Beverage Corporation, PepsiCo, Inc., Philip Morris International Inc., Post Holdings, Inc., Reynolds American Inc., TreeHouse Foods, Inc., Tyson Foods, Inc., Universal Corporation, and The WhiteWave Foods Company.
Companies included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group change periodically. This year, the groups include Leucadia National Corporation and The WhiteWave Foods Company, which were not included in the groups last year. Additionally, this year the groups do not include Fresh Del Monte Produce Inc., H.J. Heinz Company, Monsanto Company, Ralcorp Holdings, Inc., and Smithfield Foods, Inc., all of which were included in the groups last year.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Year Ended December 31,	2013 [1]	2012	2011	2010 [2]	2009
(In millions except per share data)
SUMMARY OF OPERATIONS
Net operating revenues	$46,854	$48,017	$46,542	$35,119	$30,990
Net income attributable to shareowners of The Coca-Cola Company	8,584	9,019	8,584	11,787	6,797
PER SHARE DATA
Basic net income	$1.94	$2.00	$1.88	$2.55	$1.47
Diluted net income	1.90	1.97	1.85	2.53	1.46
Cash dividends	1.12	1.02	0.94	0.88	0.82
BALANCE SHEET DATA
Total assets	$90,055	$86,174	$79,974	$72,921	$48,671
Long-term debt	19,154	14,736	13,656	14,041	5,059

[1]	Includes the impact of the deconsolidation of the Brazilian and Philippine bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements.

[2]
Includes the impact of the Company's acquisition of CCE's former North America business and the sale of our Norwegian and Swedish bottling operations to New CCE. Both of these transactions occurred on October 2, 2010. This financial data also includes the impact of the deconsolidation of certain entities, primarily bottling operations, on January 1, 2010, as a result of the Company's adoption of new accounting guidance issued by the Financial Accounting Standards Board ("FASB").

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
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations as well as independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for 1.9 billion of the approximately 57 billion beverage servings of all types consumed worldwide every day.
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
In our concentrate operations, we typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water, or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers — such as cans and refillable and nonrefillable glass and plastic bottles — bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. Outside the United States, we also sell concentrates for fountain beverages to our bottling partners who are typically authorized to manufacture fountain syrups, which they sell to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers.
Our finished product operations consist primarily of Company-owned or -controlled bottling, sales and distribution operations, including CCR. Our Company-owned or -controlled bottling, sales and distribution operations, other than CCR, are included in our Bottling Investments operating segment. CCR is included in our North America operating segment. Our finished product operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. In the United States, we authorize wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.

The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2013	2012	2011
Concentrate operations[1]	38%	38%	39%
Finished product operations[2]	62	62	61
Net operating revenues	100%	100%	100%

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

The following table sets forth the percentage of total worldwide unit case volume related to concentrate operations and finished product operations:

Year Ended December 31,	2013	2012	2011
Concentrate operations[1]	72%	70%	70%
Finished product operations[2]	28	30	30
Total worldwide unit case volume	100%	100%	100%

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
Our Objective
Our objective is to use our formidable assets — our brands, financial strength, unrivaled distribution system, global reach, and the talent and strong commitment of our management and associates — to achieve long-term sustainable growth. Our vision for sustainable growth includes the following:

•	People: Being a great place to work where people are inspired to be the best they can be.

•	Portfolio: Bringing to the world a portfolio of beverage brands that anticipates and satisfies people's desires and needs.

•	Partners: Nurturing a winning network of partners and building mutual loyalty.

•	Planet: Being a responsible global citizen that makes a difference.

•	Profit: Maximizing return to shareowners while being mindful of our overall responsibilities.

•	Productivity: Managing our people, time and money for greatest effectiveness.

Strategic Priorities
We have the following five strategic priorities designed to create long-term sustainable growth for our Company and the
Coca-Cola system and value for our shareowners:

•	Accelerate sparkling growth, led by brand Coca-Cola

•	Strategically expand our profitable still portfolio

•	Increase media investments by maximizing productivity

•	Win at the point of sale by unlocking the power of the Coca-Cola system

•	Invest in our next generation of leaders
To enable the entire Coca-Cola system so that we can deliver on these strategic priorities, we must further enhance our core capabilities of consumer marketing; commercial leadership; franchise leadership; and bottling and distribution operations.
Core Capabilities
Consumer Marketing
Marketing investments are designed to enhance consumer awareness of, and increase consumer preference for, our brands. Successful marketing investments produce long-term growth in unit case volume, per capita consumption and our share of worldwide nonalcoholic beverage sales. Through our relationships with our bottling partners and those who sell our products in the marketplace, we create and implement integrated marketing programs, both globally and locally, that are designed to heighten consumer awareness of and product appeal for our brands. In developing a strategy for a Company brand, we conduct product and packaging research, establish brand positioning, develop precise consumer communications and solicit consumer feedback. Our integrated marketing activities include, but are not limited to, advertising, point-of-sale merchandising and sales promotions.
We have disciplined marketing strategies that focus on driving volume in emerging markets, increasing our brand value in developing markets and growing profit in our developed markets. In emerging markets, we are investing in infrastructure programs that drive volume through increased access to consumers. In developing markets, where consumer access has largely been established, our focus is on differentiating our brands. In our developed markets, we continue to invest in brands and infrastructure programs, but generally at a slower rate than gross profit growth.
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
Franchise Leadership
We must continue to improve our franchise leadership capabilities to give our Company and our bottling partners the ability to grow together through shared values, aligned incentives and a sense of urgency and flexibility that supports consumers' always changing needs and tastes. The financial health and success of our bottling partners are critical components of the Company's success. We work with our bottling partners to identify processes that enable us to quickly achieve scale and efficiencies, and we share best practices throughout the bottling system. With our bottling partners, we work to produce differentiated beverages and packages that are appropriate for the right channels and consumers. We also design business models for sparkling and still beverages in specific markets to ensure that we appropriately share the value created by these beverages with our bottling partners. We will continue to build a supply chain network that leverages the size and scale of the Coca-Cola system to gain a competitive advantage.

Bottling and Distribution Operations
Most of our Company beverage products are manufactured, sold and distributed by independent bottling partners. However, we often acquire bottlers in underperforming markets where we believe we can use our resources and expertise to improve performance. Owning such a controlling interest enables us to compensate for limited local resources; help focus the bottler's sales and marketing programs; assist in the development of the bottler's business and information systems; and establish an appropriate capital structure for the bottler.
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
Challenges and Risks
Being global provides unique opportunities for our Company. Challenges and risks accompany those opportunities. Our management has identified certain challenges and risks that demand the attention of the nonalcoholic beverage segment of the commercial beverage industry and our Company. Of these, six key challenges and risks are discussed below.
Obesity, Poor Diets and Inactive Lifestyles
The rates of obesity affecting communities, cultures and countries worldwide continue to be too high. There is growing concern among consumers, public health professionals and government agencies about the health problems associated with obesity, which results from poor diets that are too high in calories combined with inactive lifestyles. This concern represents a significant challenge to our industry. We understand and recognize that obesity is a complex public health challenge and are committed to being a part of the solution.
We recognize the uniqueness of consumers’ lifestyles and dietary choices. All of our products can be part of an active, healthy lifestyle that includes a sensible and balanced diet, proper hydration and regular physical activity. However, when it comes to weight management, all calories count, whatever food or beverage they come from, including calories from our beverages.
The following four global initiatives will guide our efforts to address obesity and bring people together to pursue solutions:

•	Offer low- or no-calorie beverage options

•	Provide transparent nutrition information, featuring calories on the front of all of our packages

•	Help get people moving by supporting physical activity programs

•	Market responsibly, including no advertising to children under 12
We recognize the health of our business is interwoven with the well-being of our consumers, our employees and the communities we serve, and we are working in cooperation with governments, educators and consumers.
Water Quality and Quantity
Water quality and quantity is an issue that increasingly requires our Company’s attention and collaboration with other companies, suppliers, governments, nongovernmental organizations and communities where we operate. Water is the main ingredient in substantially all of our products, is vital to our manufacturing processes and is needed to produce the agricultural ingredients on which our business relies. It also is critical to the prosperity of the communities we serve. Today, water is a limited natural resource facing unprecedented challenges from overexploitation, flourishing food demand, increasing pollution, poor management and the effects of climate change.
Our Company has a robust water stewardship and management program and continues to work to improve water use efficiency, treat wastewater prior to discharge and to achieve our goal of replenishing the water that we and our bottling partners source and use in our finished products. We regularly assess the specific water-related risks that we and many of our bottling partners face and have implemented a formal water risk management program. We are actively collaborating with other companies, governments, nongovernmental organizations and communities to advocate for needed water policy reforms and action to protect water availability and quality around the world. We are working with our global partners to develop and implement sustainability-related water projects. We are encouraging improved water efficiency and conservation efforts throughout our system. Through these integrated programs, we believe that our Company is in an excellent position to leverage the water-related knowledge we have developed in the communities we serve — through source water availability assessments, water resource management, water treatment, wastewater treatment systems and models for working with communities and partners in addressing water and sanitation needs. As demand for water continues to increase around the world, we expect commitment and continued action on our part will be crucial to the successful long-term stewardship of this critical natural resource.
Evolving Consumer Preferences
Consumers want more choices. We are impacted by shifting consumer demographics and needs, on-the-go lifestyles, aging populations in developed markets and consumers who are empowered with more information than ever. We are committed to generating new avenues for growth through our core brands and throughout our portfolio with a focus on low- and no-calorie products, innovative packaging, and ingredient and packaging material education efforts. We are also committed to continuing to expand the variety of choices we provide to consumers to meet their needs, desires and lifestyles.
Increased Competition and Capabilities in the Marketplace
Our Company is facing strong competition from some well-established global companies and many local participants. We must continue to strengthen our capabilities in marketing and innovation in order to maintain our brand loyalty and market share while we strategically expand into other profitable segments of the nonalcoholic beverage segment of the commercial beverage industry.
Product Safety and Quality
As the world's largest beverage company, we strive to meet the highest of standards in both product safety and product quality. We are aware that some consumers have concerns and negative viewpoints regarding certain ingredients used in our products. Our system works every day to share safe and refreshing beverages with the world. We have rigorous product and ingredient safety and quality standards designed to ensure safety and quality in each of our products and we drive innovation that provides new beverage options to meet consumers' evolving needs and preferences. Across the Coca-Cola system, we take great care in an effort to ensure that every one of our beverages meets the highest standards for safety and quality.
We work to ensure consistent safety and quality through strong governance and compliance with applicable regulations and standards. We stay current with new regulations, industry best practices and marketplace conditions, and engage with standard-setting and industry organizations. Additionally, we manufacture and distribute our products according to strict policies, requirements and specifications set forth in an integrated quality management program that continually measures all operations within the Coca-Cola system against the same stringent standards. Our quality management system also identifies and mitigates risks and drives improvement. In our quality laboratories, we stringently measure the quality attributes of ingredients as well as samples of finished products collected from the marketplace.
We perform due diligence to ensure that product and ingredient safety and quality standards are maintained in the more than 200 countries where our products are sold. We consistently reassess the relevance of our requirements and standards and continually work to improve and refine them across our entire supply chain.
Food Security
Increased demand for commodities and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, such as sugarcane, corn, beets, citrus, coffee and tea, which are important sources of ingredients for our products and could impact the food security of communities around the world. We are dedicated to implementing our sustainable sourcing commitment, which is founded on principles that protect the environment, uphold workplace rights and help build more sustainable communities. To support this commitment, our programs focus on economic opportunity, with an emphasis on female farmers, and environmental sustainability designed to help address these agricultural challenges. Through joint efforts with farmers, communities, bottlers, suppliers and key partners, as well as our increased and continued investment in sustainable agriculture, we can together help make a positive strategic impact on food security.
All of these challenges and risks — obesity, poor diets and inactive lifestyles; water quality and quantity; evolving consumer preferences; increased competition and capabilities in the marketplace; product safety and quality; and food security — have the potential to have a material adverse effect on the nonalcoholic beverage segment of the commercial beverage industry and on our Company; however, we believe our Company is well positioned to appropriately address these challenges and risks.
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
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest as well as variable interest entities for which our Company is the primary beneficiary. Generally, we consolidate only business enterprises that we control by ownership of a majority voting interest. However, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a "VIE." An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to profit guarantees or subordinated financial support. Refer to Note 11 of Notes to Consolidated Financial Statements. Although these financial arrangements resulted in us holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $2,171 million and $1,776 million as of December 31, 2013 and 2012, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $284 million and $234 million as of December 31, 2013 and 2012, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
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
Investments in Equity and Debt Securities
The carrying values of our investments in equity securities are determined using the equity method, the cost method or the fair value method. We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities, other than investments accounted for under the equity method, are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as either trading or available-for-sale securities. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI"). Trading securities are reported as either marketable securities or other assets in our consolidated balance sheets. Securities classified as available-for-sale are reported as either marketable securities or other investments in our consolidated balance sheets, depending on the length of time we intend to hold the investment. Investments in equity securities that do not qualify for fair value accounting or equity method accounting are accounted for under the cost method. In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets.
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

The following table presents the carrying values of our investments in equity and debt securities (in millions):

December 31, 2013	Carrying Value	Percentage of Total Assets [1]
Equity method investments	$10,393	12%
Securities classified as available-for-sale	4,842	5
Securities classified as trading	372	*
Cost method investments	162	*
Total	$15,769	18%

*	Accounts for less than 1 percent of the Company's total assets.
1 The total percentage does not add due to rounding.
Investments classified as trading securities are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. We review our investments in equity and debt securities that are accounted for using the equity method or cost method or that are classified as available-for-sale or held-to-maturity each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value in the prior period. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value.
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
In 2013, four of the Company's Japanese bottling partners merged as Coca-Cola East Japan Bottling Company, Ltd. ("CCEJ"), a publicly traded entity, through a share exchange. The terms of the agreement included the issuance of new shares of one of the publicly traded bottlers in exchange for 100 percent of the outstanding shares of the remaining three bottlers according to an agreed-upon share exchange ratio. As a result, the Company recorded a net charge of $114 million for those investments in which the Company's carrying value was less than the fair value of the shares received. These charges were recorded in the line item other income (loss) — net in our consolidated statement of income and impacted the Corporate operating segment. Refer to the heading "Operations Review — Other Income (Loss) — Net" below as well as Note 17 of Notes to Consolidated Financial Statements.
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

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

December 31, 2013	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$7,098	$2,247	$4,851
Coca-Cola Amatil Limited	2,459	854	1,605
Coca-Cola HBC AG	2,429	1,467	962
Coca-Cola İçecek A.Ş.	1,324	233	1,091
Coca-Cola East Japan Bottling Company, Ltd.	849	507	342
Embotelladora Andina S.A.	569	362	207
Coca-Cola Bottling Co. Consolidated	182	85	97
Total	$14,910	$5,755	$9,155
Other Assets
Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers for distribution rights as well as to fund future marketing activities intended to generate profitable volume and expenses such payments over the periods benefited. Payments under these programs are generally capitalized and reported in the line items prepaid expenses and other assets or other assets, as appropriate, in our consolidated balance sheets. When facts and circumstances indicate that the carrying value of these assets (or asset groups) may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.
Property, Plant and Equipment
As of December 31, 2013, the carrying value of our property, plant and equipment, net of depreciation, was $14,967 million, or 17 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment review is performed, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.
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

The following table presents the carrying values of intangible assets included in our consolidated balance sheet (in millions):

December 31, 2013	Carrying Value	Percentage of Total Assets [1]
Goodwill	$12,312	14%
Bottlers' franchise rights with indefinite lives	7,415	8
Trademarks with indefinite lives	6,744	7
Definite-lived intangible assets, net	969	1
Other intangible assets not subject to amortization	171	*
Total	$27,611	31%

*	Accounts for less than 1 percent of the Company's total assets.
1 The total percentage does not add due to rounding.
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
The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, prior to completing the impairment test described above. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment. During 2013, the Company performed qualitative assessments on less than 10 percent of our indefinite-lived intangible assets balance.
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

During 2013, the Company performed qualitative assessments on approximately 11 percent of our consolidated goodwill balance.
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
During 2013, the Company recorded charges of $195 million related to certain intangible assets. These charges included $113 million related to the impairment of trademarks recorded in our Bottling Investments and Pacific operating segments. These impairments were primarily due to a strategic decision to phase out certain local-market brands, which resulted in a change in the expected useful life of the intangible assets, and were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. Additionally, the remaining charge of $82 million related to goodwill recorded in our Bottling Investments operating segment. This charge was primarily the result of management's revised outlook on market conditions and volume performance. The total impairment charges of $195 million were recorded in our Corporate operating segment in the line item other operating charges in our consolidated statements of income.
As of December 31, 2013, we did not have any reporting unit with a material amount of goodwill for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. On June 7, 2007, our Company acquired Energy Brands Inc., also known as glacéau, for approximately $4.1 billion. The Company allocated $3.3 billion of the purchase price to various trademarks acquired in this business combination. While the combined fair value of the various trademarks acquired in this transaction significantly exceeds their combined carrying values as of December 31, 2013, the fair value of one trademark within the portfolio only slightly exceeds its carrying value. If the future operating results of this trademark do not achieve the current near-term financial projections or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an impairment charge related to this trademark. Management will continue to monitor the fair value of our intangible assets in future periods.
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
At each measurement date, we determine the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plans. As of December 31, 2013 and 2012, the weighted-average discount rate used to compute our benefit obligation was 4.75 percent and 4.00 percent, respectively.
The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure all of our plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our pension expense was 8.25 percent in 2013 and 2012.

In 2013, the Company's total pension expense related to defined benefit plans was $197 million. In 2014, we expect our total pension expense to be approximately $32 million. The anticipated decrease is primarily due to an increase in the weighted-average discount rate used to calculate the Company's benefit obligation, favorable asset performance during 2013 and the approximately $175 million of contributions the Company expects to make in 2014 to its international plans. The estimated impact of a 50 basis-point decrease in the discount rate on our 2014 pension expense is an increase to our pension expense of approximately $37 million. Additionally, the estimated impact of a 50 basis-point decrease in the expected long-term rate of return on plan assets on our 2014 pension expense is an increase to our pension expense of approximately $31 million.
The sensitivity information provided above is based only on changes to the actuarial assumptions used for our U.S. pension plans. As of December 31, 2013, the Company's primary U.S. plan represented 57 percent and 63 percent of the Company's consolidated projected pension benefit obligation and pension assets, respectively. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. For our Company, this generally means that we recognize revenue when title to our products is transferred to our bottling partners, resellers or other customers. Title usually transfers upon shipment to or receipt at our customers' locations, as determined by the specific sales terms of each transaction. Our sales terms do not allow for a right of return except for matters related to any manufacturing defects on our part.
Our customers can earn certain incentives which are included in deductions from revenue, a component of net operating revenues in our consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. Refer to Note 1 of Notes to Consolidated Financial Statements. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $6.9 billion, $6.1 billion and $5.8 billion in 2013, 2012 and 2011, respectively. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates. Such differences are recorded once they have been determined and have historically not been significant.
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2013, the Company's valuation allowances on deferred tax assets were $586 million and primarily related to uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards generated in various jurisdictions. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets.
The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries. The Company also evaluates its expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for the Company's local country subsidiary to pay a dividend), economic stability and asset risk. As of December 31, 2013, undistributed earnings of the Company's foreign subsidiaries that met the indefinite reversal criteria amounted to $30.6 billion. Refer to Note 14 of Notes to Consolidated Financial Statements.
The Company's effective tax rate is expected to be approximately 23 percent in 2014. This estimated tax rate does not reflect the impact of any unusual or special items that may affect our tax rate in 2014.
Operations Review
Our organizational structure as of December 31, 2013, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate. For further information regarding our operating segments, refer to Note 19 of Notes to Consolidated Financial Statements.
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
"Structural changes" generally refers to acquisitions or dispositions of bottling, distribution or canning operations and consolidation or deconsolidation of bottling, distribution or canning entities for accounting purposes. Typically, structural changes do not impact the Company's unit case volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations.
The Company acquired Great Plains Coca-Cola Bottling Company ("Great Plains") in December 2011, bottling operations in Vietnam and Cambodia in February 2012, bottling operations in Guatemala in June 2012, and a majority interest in bottling operations in Myanmar in June 2013. In January 2013, the Company sold a majority interest in our previously consolidated bottling operations in the Philippines ("Philippine bottling operations"), and in July 2013 the Company deconsolidated our bottling operations in Brazil ("Brazilian bottling operations") as a result of their combination with an independent bottling partner. Accordingly, the impact to net operating revenues related to these acquisitions and dispositions was included as a structural change in our analysis of changes to net operating revenues. Refer to the heading "Net Operating Revenues" below.
In January 2012, the Company announced that BPW, our joint venture with Nestlé in the ready-to-drink tea category, refocused its geographic scope primarily on Europe and Canada. The joint venture was phased out in all other territories by the end of 2012, and the Company's agreement to distribute products in the United States under a sublicense from a subsidiary of Nestlé terminated at the end of 2012. The impact to net operating revenues for North America related to the termination of our license agreement has been included as a structural change in our analysis of changes to net operating revenues. In addition, we have eliminated the BPW and Nestlé licensed unit case volume and associated concentrate sales for the year ended December 31, 2012, in those countries impacted by these structural changes. We have also eliminated the BPW and Nestlé licensed unit case volume and associated concentrate sales from the base year, where applicable, when calculating 2012 versus 2011 volume growth rates. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
The Company sells concentrates and syrups to both consolidated and unconsolidated bottling partners. The ownership structure of our bottling partners impacts the timing of recognizing concentrate revenue and concentrate sales volume. When we sell concentrates or syrups to our consolidated bottling partners, we are not able to recognize the concentrate revenue or concentrate sales volume until the bottling partner has sold finished products manufactured from the concentrates or syrups to a third party or independent customer. When we sell concentrates or syrups to our unconsolidated bottling partners, we recognize the concentrate revenue and concentrate sales volume when the concentrates or syrups are sold to the bottling partner. The subsequent sale of the finished products manufactured from the concentrates or syrups to a customer does not impact the timing of recognizing the concentrate revenue or concentrate sales volume. When we account for the unconsolidated bottling partner as an equity method investment, we eliminate the intercompany profit and the associated concentrate sales volume related to these transactions until the equity method investee has sold finished products manufactured from the concentrates or syrups to a third party or independent customer.
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
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates and syrups (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates or syrups may give rise to differences between unit case volume and concentrate sales volume growth rates.
Information about our volume growth by operating segment is as follows:

	Percent Change
	2013 vs. 2012		2012 vs. 2011
Year Ended December 31,	Unit Cases[1,2]	Concentrate Sales	Unit Cases[1,2]	Concentrate Sales
Worldwide	2%	2%	4%	4%
Eurasia & Africa	7%	7%	10%	9%
Europe	(1)	(1)	(1)	(2)
Latin America	1	1	5	5
North America	—	—	2	2
Pacific	3	5	7	5
Bottling Investments	(17)	N/A	10	N/A

[1]	Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.

[2]	Geographic segment data reflects unit case volume growth for all bottlers, both consolidated and unconsolidated, and distributors in the applicable geographic areas.

Unit Case Volume
The Coca-Cola system sold 28.2 billion, 27.7 billion and 26.7 billion unit cases of our products in 2013, 2012 and 2011, respectively. The number of unit cases sold in 2012 does not include BPW unit case volume for those countries in which BPW was phased out during 2012, nor does it include unit case volume of products distributed in the United States under a sublicense from a subsidiary of Nestlé which terminated at the end of 2012. In addition, the Company eliminated BPW and Nestlé licensed unit case volume from the base year, where applicable, when calculating 2012 versus 2011 volume growth rates below. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above.

Year Ended December 31, 2013, versus Year Ended December 31, 2012
In Eurasia and Africa unit case volume increased 7 percent, which consisted of 6 percent growth in sparkling and 13 percent growth in still beverages. The group's sparkling beverage growth was led by 6 percent growth in brand Coca-Cola, 5 percent growth in Trademark Sprite and 3 percent growth in Trademark Fanta. This growth reflects a continued focus on driving exceptional capabilities in the marketplace, integrated marketing campaigns and greater consumer choice in package and price options. Growth in still beverages was led by packaged water, juices and juice drinks, and teas. Russia reported unit case growth of 3 percent, driven by growth of 11 percent in brand Coca-Cola. Still beverage growth in Russia included growth of 7 percent and 24 percent in our juice brands Dobriy and Rich, respectively. Unit case growth in Russia was favorably impacted by the Company's marketing activities related to the Sochi 2014 Winter Olympics and Olympic Torch Relay. Eurasia and Africa also benefited from unit case volume growth of 14 percent in the Company's Middle East and North Africa business unit, including a 5 percent benefit primarily related to our Aujan partnership, and 8 percent growth in the Company's Central, East and West Africa business unit.
Unit case volume in Europe declined 1 percent, which consisted of a 1 percent decline in sparkling beverages and a 5 percent decline in still beverages, primarily packaged water and teas. These declines reflect the impact of particularly poor weather across many countries during the second quarter of 2013, including severe flooding in parts of Germany and Central Europe, competitive pricing, and ongoing weakness in consumer confidence and spending across the region. In spite of these challenges, our Germany business unit reported growth of 2 percent and our Northwest Europe and Nordics business unit reported growth of 1 percent. This growth was driven by the Company's strong commercial campaigns such as "Share a Coke," "Coke with Meals," and the Coca-Cola Christmas Truck Tour. These increases were offset by a decline in unit case volume of 4 percent in the Central and Southern Europe business unit and a volume decline of 3 percent in the Iberia business unit which continue to manage through very tough macroeconomic conditions.
In Latin America, unit case volume increased 1 percent, which primarily reflects 8 percent growth in still beverages while volume in sparkling beverages was even. The group reported growth of 6 percent in the Latin Center business unit and growth of 4 percent in the South Latin business unit, driven by strong activation of brand and category advertising as well as investments in cold-drink equipment and continued segmentation across multiple price points and package sizes. The group's still beverage growth reflects increases in the tea, packaged water, and juice and juice drink categories of 16 percent, 6 percent and 5 percent, respectively. Argentina reported unit case growth of 7 percent, led by strong growth in Trademark Bonaqua and 5 percent growth in brand Coca-Cola. The growth in the Mexico business unit was even due to a slower economy and the significant disruption caused by hurricanes Manuel and Ingrid in September 2013. Volume in Brazil declined 2 percent, which reflects some consumer uncertainty given the economic slowdown in the country. Effective January 1, 2014, the Mexican government implemented a new tax on sugar-sweetened beverages. We believe that this tax will have a negative impact on our 2014 volume.
Unit case volume in North America was even reflecting overall category softness, unseasonably cold and wet weather during the second quarter of 2013 and weak consumer confidence, which negatively impacted consumer spending. Sparkling beverages declined 2 percent, whereas still beverages grew 5 percent during the period. Still beverage growth in North America was led by strong performance in teas, juices and juice drinks and packaged water. The group continued to implement a multi-brand strategy around teas and reported 15 percent volume growth, primarily due to increases in Gold Peak, Honest Tea and Fuze. Volume growth in juices and juice drinks was 4 percent, led by 7 percent growth in Trademark Simply, and packaged water volume benefited from strong growth in Dasani and smartwater.
In Pacific, unit case volume increased 3 percent, which consisted of 3 percent growth in sparkling beverages and 4 percent growth in still beverages. Sparkling beverage growth was led by 5 percent growth in brand Coca-Cola and 4 percent growth in Trademark Fanta. India reported 4 percent unit case volume growth, led by growth of 18 percent in brand Coca-Cola and 5 percent growth in Trademark Sprite. India's growth reflects the impact of strong integrated marketing campaigns and continued expansion of packaging choices to consumers. Japan's unit case growth was 1 percent during the period, including 2 percent growth in sparkling beverages. China reported unit case volume growth of 3 percent, including volume growth of 4 percent in sparkling beverages and 3 percent in still beverages. The group's volume results also benefited from 25 percent growth in Vietnam and 9 percent growth in Thailand, partially offset by declines of 3 percent in the Philippines and 4 percent in Australia.

Unit case volume for Bottling Investments decreased 17 percent. This decrease primarily reflects the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines to Coca-Cola FEMSA in January 2013, as well as the deconsolidation of our bottling operations in Brazil during July 2013 as a result of their combination with an independent bottling partner. The unfavorable impact of these transactions on the group's unit case volume results was partially offset by growth in other key markets where we own or otherwise consolidate bottling operations, including unit case volume growth of 3 percent in China, 4 percent in India and 2 percent in Germany. The Company's consolidated bottling operations accounted for 35 percent, 65 percent and 100 percent of the unit case volume in China, India and Germany, respectively.
Year Ended December 31, 2012, versus Year Ended December 31, 2011
In Eurasia and Africa, unit case volume increased 10 percent, which consisted of 8 percent growth in sparkling beverages and 19 percent growth in still beverages. The group's sparkling beverage growth was led by 9 percent growth in brand Coca-Cola, 7 percent growth in Trademark Sprite and 6 percent growth in Trademark Fanta. Growth in still beverages was primarily due to juices and juice drinks and included a 10 percentage point benefit attributable to acquired volume, primarily related to our investments in Aujan. Russia reported unit case volume growth of 8 percent, driven by growth of 20 percent in brand Coca-Cola. Still beverage growth in Russia included growth of 13 percent and 23 percent in our juice brands Dobriy and Rich, respectively. Eurasia and Africa also benefited from unit case volume growth of 21 percent in the Company's Middle East and North Africa business unit, including a 9 percentage point benefit attributable to acquired volume, primarily related to our investments in Aujan. South Africa had unit case volume growth of 6 percent, reflecting our increased marketing initiatives in 2012 and the impact of the volume decline reported in 2011 due to unfavorable weather conditions and higher pricing.
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
In Latin America, unit case volume increased 5 percent, which consisted of 3 percent growth in sparkling beverages and 12 percent growth in still beverages. The growth reported across Latin America was driven by continued investments in our brands, strong activation of holiday programming, and a continued focus on a differentiated occasion-based package, price and channel strategy. The group's growth in sparkling beverages was led by 3 percent growth in brand Coca-Cola, 6 percent growth in Trademark Fanta and 5 percent growth in Trademark Sprite. Still beverage growth in Latin America reflected 34 percent growth in teas as a result of the newly launched Fuze Tea, 28 percent growth in sports drinks, 9 percent growth in packaged water and 12 percent growth in juices and juice drinks. Brazil reported unit case volume growth of 6 percent, which consisted of 3 percent growth in brand Coca-Cola, 11 percent growth in Trademark Fanta and 16 percent growth in still beverages. Latin America also benefited from unit case volume growth of 4 percent in Mexico and 7 percent growth in Argentina.
Unit case volume in North America increased 2 percent, led by growth of 8 percent in still beverages. Still beverage growth in North America included 16 percent growth in teas, 12 percent growth in sports drinks, 9 percent growth in packaged water and 2 percent growth in juices and juice drinks. The group reported 11 percent growth in Trademark Powerade, reflecting the benefit of a strong 2012 Olympic Games activation. Growth in teas included the continued strong growth of Gold Peak, and the group's juices and juice drinks benefited from 7 percent growth in Trademark Simply. Dasani had unit case volume growth of 10 percent and maintained its premium pricing position, supported by our PET packaging. The group's growth in still beverages was partially offset by a volume decline of 1 percent in sparkling beverages. Although overall sparkling beverage volume declined in North America, the group benefited from growth in Coca-Cola Zero and Trademark Fanta of 7 percent and 6 percent, respectively.
In Pacific, unit case volume increased 7 percent, which consisted of 5 percent growth in sparkling beverages and 9 percent growth in still beverages. The group's volume results included 4 percent growth in China, despite the impact of an economic slowdown in the country, extremely wet weather in July and August and the shift in timing of the 2013 Chinese New Year. Sparkling beverage growth in China was led by growth of 21 percent in Trademark Fanta. Still beverage growth in China was primarily due to volume growth in packaged water. Japan's unit case volume increased 2 percent, which included a 3 percent increase in still beverages, partially offset by a 2 percent decline in sparkling beverages. Still beverages in Japan benefited primarily from growth in the Company's ready-to-drink tea and coffee categories. In addition, India reported 16 percent unit case volume growth, reflecting the impact of strong integrated marketing campaigns, and primarily consisted of 33 percent growth in brand Coca-Cola, 20 percent growth in Trademark Sprite, 13 percent growth in Trademark Thums Up and 26 percent growth in our Maaza juice drink brand. The Pacific group also benefited from unit case volume growth of 22 percent in Thailand, 20 percent in South Korea and 5 percent in the Philippines.

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
Concentrate Sales Volume
In 2013, concentrate sales volume and unit case volume both grew 2 percent compared to 2012. Likewise, in 2012, concentrate sales volume and unit case volume both grew 4 percent compared to 2011. The differences between concentrate sales volume and unit case volume growth rates for individual operating segments in 2013 and 2012 were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.
Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
(In millions except percentages and per share data)
NET OPERATING REVENUES	$46,854	$48,017	$46,542	(2)%	3%
Cost of goods sold	18,421	19,053	18,215	(3)	5
GROSS PROFIT	28,433	28,964	28,327	(2)	2
GROSS PROFIT MARGIN	60.7%	60.3%	60.9%
Selling, general and administrative expenses	17,310	17,738	17,422	(2)	2
Other operating charges	895	447	732	*	*
OPERATING INCOME	10,228	10,779	10,173	(5)	6
OPERATING MARGIN	21.8%	22.4%	21.9%
Interest income	534	471	483	13	(2)
Interest expense	463	397	417	17	(5)
Equity income (loss) — net	602	819	690	(27)	19
Other income (loss) — net	576	137	529	*	*
INCOME BEFORE INCOME TAXES	11,477	11,809	11,458	(3)	3
Income taxes	2,851	2,723	2,812	5	(3)
Effective tax rate	24.8%	23.1%	24.5%
CONSOLIDATED NET INCOME	8,626	9,086	8,646	(5)	5
Less: Net income attributable to noncontrolling interests	42	67	62	(38)	8
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$8,584	$9,019	$8,584	(5)%	5%
BASIC NET INCOME PER SHARE[1]	$1.94	$2.00	$1.88	(3)%	6%
DILUTED NET INCOME PER SHARE[1]	$1.90	$1.97	$1.85	(4)%	6%

*	Calculation is not meaningful.

[1]	Calculated based on net income attributable to shareowners of The Coca-Cola Company.

Net Operating Revenues
Year Ended December 31, 2013, versus Year Ended December 31, 2012
The Company's net operating revenues decreased $1,163 million, or 2 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2013 vs. 2012
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	2%	(3)%	1%	(2)%	(2)%
Eurasia & Africa	7%	—%	2%	(7)%	2%
Europe	(1)	—	5	—	4
Latin America	1	(1)	10	(8)	2
North America	—	(1)	1	—	—
Pacific	5	(2)	(4)	(6)	(7)
Bottling Investments	4	(18)	1	(1)	(14)
Corporate	*	*	*	*	*
* Calculation is not meaningful.

[1]
Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments (expressed in equivalent unit cases) after considering the impact of structural changes. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume" above.

Refer to the heading "Beverage Volume" above for additional information related to changes in our unit case and concentrate sales volumes.
Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information related to the structural changes.
Price, product and geographic mix had a favorable 1 percent impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•
Our consolidated results were unfavorably impacted by geographic mix as a result of growth in our emerging and developing markets exceeding growth in our developed markets. The revenue per unit sold in our emerging markets is generally less than in developed markets;

•	Eurasia and Africa was favorably impacted as a result of price increases in a number of key markets partially offset by unfavorable geographic mix;

•	Europe was favorably impacted by the result of consolidating the juice and smoothie business of Fresh Trading Ltd. ("innocent") as well as price increases in certain markets;

•	Latin America was favorably impacted as a result of pricing in all of our business units as well as inflationary environments in certain markets; and

•	Pacific was unfavorably impacted by geographic mix as well as shifts in product and package mix within individual markets.
The unfavorable impact of foreign currency fluctuations decreased our consolidated net operating revenues by 2 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain other foreign currencies, including the South African rand, British pound, Brazilian real, Australian dollar and Japanese yen, which impacted the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and Mexican peso, which had a favorable impact on our Europe, Latin America and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Year Ended December 31, 2012, versus Year Ended December 31, 2011
The Company's net operating revenues increased $1,475 million, or 3 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2012 vs. 2011
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	4%	1%	1%	(3)%	3%
Eurasia & Africa	9%	—%	4%	(9)%	4%
Europe	(2)	—	—	(4)	(6)
Latin America	5	(1)	7	(8)	3
North America	2	1	2	—	5
Pacific	5	—	(1)	—	4
Bottling Investments	6	3	1	(6)	4
Corporate	*	*	*	*	*
* Calculation is not meaningful.

[1]
Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments (expressed in equivalent unit cases) after considering the impact of structural changes. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume" above.

Refer to the heading "Beverage Volume" above for additional information related to changes in our unit case and concentrate sales volumes.
Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information related to the structural changes.
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

•	Eurasia and Africa was favorably impacted by price mix as a result of pricing increases in a number of key markets as well as improved product mix;

•	Latin America was favorably impacted as a result of price increases across a number of our key markets; and

•	North America was favorably impacted as a result of price increases, including positive pricing for sparkling beverages.
The unfavorable impact of foreign currency fluctuations decreased our consolidated net operating revenues by 3 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, British pound, euro, Brazilian real, Mexican peso, and Australian dollar, which impacted the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Net Operating Revenues by Operating Segment
Information about our net operating revenues by operating segment as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2013	2012	2011
Eurasia & Africa	5.9%	5.6%	5.6%
Europe	9.9	9.3	10.3
Latin America	10.1	9.5	9.4
North America	46.1	45.1	44.2
Pacific	11.5	11.9	11.9
Bottling Investments	16.2	18.3	18.3
Corporate	0.3	0.3	0.3
	100.0%	100.0%	100.0%
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
Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) PET. The Company increased our hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. The Company recorded losses of $120 million, $110 million and $54 million during the years ended December 31, 2013, 2012 and 2011, respectively, in the line item cost of goods sold in our consolidated statements of income. Refer to Note 5 of Notes to Consolidated Financial Statements. We do not currently expect changes in commodity costs to have a significant impact on our 2014 gross profit margin as compared to 2013.
Year Ended December 31, 2013, versus Year Ended December 31, 2012
Our gross profit margin increased to 60.7 percent in 2013 from 60.3 percent in 2012. The increase is partially due to the deconsolidation of our Philippine bottling operations in January 2013 and the deconsolidation of our Brazilian bottling operations in July 2013. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information regarding the impact of the deconsolidation of our Philippine and Brazilian bottling operations.
Year Ended December 31, 2012, versus Year Ended December 31, 2011
Our gross profit margin decreased to 60.3 percent in 2012 from 60.9 percent in 2011. This decrease reflected the unfavorable impact of continued increases in commodity costs during 2012 as well as temporary shifts in channel and package mix across markets as a result of the impact of global economic conditions on consumers. In addition, our gross profit margin was unfavorably impacted as a result of ongoing fluctuations in foreign currency exchange rates and the impact of our acquisition of Great Plains in North America as well as our acquisition of bottling operations in Vietnam, Cambodia and Guatemala. The impact of these items was partially offset by favorable geographic mix as well as price increases in many of our key markets.
The cost to purchase the inputs listed above continued to increase in 2012 when compared to 2011, and as a result the Company incurred incremental costs of $225 million related to these inputs during 2012. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information regarding our commodity hedging activity.

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
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2013	2012	2011
Stock-based compensation expense	$227	$259	$354
Advertising expenses	3,266	3,342	3,256
Bottling and distribution expenses	8,510	8,905	8,502
Other operating expenses	5,307	5,232	5,310
Selling, general and administrative expenses	$17,310	$17,738	$17,422
Year Ended December 31, 2013, versus Year Ended December 31, 2012
Selling, general and administrative expenses decreased $428 million, or 2 percent. Foreign currency fluctuations decreased selling, general and administrative expenses by 1 percent. The decrease in stock-based compensation was primarily due to reversals in 2013 of previously recognized expenses related to the Company's long-term incentive compensation programs. As a result of the Company's revised outlook, including the unfavorable impact foreign currency fluctuations are projected to have on certain performance periods, the Company lowered the estimated payouts associated with these periods. Advertising expenses were impacted by shifts in our marketing and media spend strategies, primarily due to spending more marketing dollars toward in-store activations, loyalty points programs and point-of-sale marketing. Many of these strategies impact net operating revenues instead of marketing expenses. The decrease in bottling and distribution expenses includes the impact of the Company's sale of a majority interest in our previously consolidated Philippine bottling operations to Coca-Cola FEMSA in January 2013 and the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner in July 2013, partially offset by the impact of our acquisition of bottling operations in Vietnam, Cambodia, Guatemala and the United States in 2012.
In 2014, our pension expense is expected to decrease by approximately $165 million compared to 2013. The anticipated decrease is primarily due to an increase in the weighted-average discount rate used to calculate the Company's benefit obligation, favorable asset performance during 2013 and the approximately $175 million of contributions expected to be made by the Company to our international plans. Refer to the heading "Liquidity, Capital Resources and Financial Position" below for information related to these contributions. Refer to the heading "Critical Accounting Policies and Estimates — Pension Plan Valuations" above and Note 13 of Notes to Consolidated Financial Statements for additional information related to the discount rates used by the Company.
As of December 31, 2013, we had $416 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.8 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 12 of Notes to Consolidated Financial Statements.
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

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

Year Ended December 31,	2013	2012	2011
Eurasia & Africa	$2	$—	$12
Europe	57	(3)	25
Latin America	—	—	4
North America	277	255	374
Pacific	47	1	54
Bottling Investments	194	164	89
Corporate	318	30	174
Total	$895	$447	$732
In 2013, the Company incurred other operating charges of $895 million, which primarily consisted of $494 million associated with the Company's productivity and reinvestment program; $195 million due to the impairment of certain intangible assets; $188 million due to the Company's other productivity, integration and restructuring initiatives; and $22 million due to charges associated with certain of the Company's fixed assets. Refer to Note 17 of Notes to Consolidated Financial Statements for further information on the impairment charges. Refer to Note 18 of Notes to Consolidated Financial Statements and see below for further information on the Company's productivity and reinvestment program, as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments.
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
In 2011, the Company incurred other operating charges of $732 million, which primarily consisted of $633 million associated with the Company's productivity, integration and restructuring initiatives; $50 million related to the weather-related events in Japan; $35 million of costs associated with the merger of Embotelladoras Arca, S.A.B. de C.V. ("Arca") and Grupo Continental S.A.B. ("Contal"); and $10 million associated with the floods in Thailand that impacted the Company's supply chain operations in the region. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. Refer Note 17 of Notes to Consolidated Financial Statements for the discussion of the Japan events and merger of Arca and Contal. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments.
Productivity and Reinvestment Program
In February 2012, the Company announced a four-year productivity and reinvestment program. This program will further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. The first component of this program is a global productivity initiative that will target annualized savings of $350 million to $400 million. This initiative will be focused on four primary areas: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; and data and information technology systems standardization. The second component of our productivity and reinvestment program involves beginning a new integration initiative in North America related to our acquisition of CCE's former North America business. The Company has identified incremental synergies, primarily in the area of our North American product supply operations, which will better enable us to service our customers and consumers. We believe these efforts will create annualized savings of $200 million to $250 million.

As a combined productivity and reinvestment program, the Company anticipates generating annualized savings of $550 million to $650 million. The savings generated by this program will be reinvested in brand-building initiatives. Refer to Note 18 of Notes to Consolidated Financial Statements.
In February 2014, the Company announced that we are expanding our productivity and reinvestment program to drive an incremental $1 billion in productivity by 2016 that will primarily be redirected into increased media investments. Our incremental productivity goal consists of two relatively equal components. First, expanded savings through global supply chain optimization, data and information technology system standardization, and resource and cost reallocation. These savings will be reinvested in global brand building initiatives, with an emphasis on increased media spending. Second, we will be increasing the effectiveness of our marketing investments by transforming our marketing and commercial model to redeploy resources into more consumer-facing marketing investments to accelerate growth.
Productivity Initiatives
During 2011, the Company successfully completed our four-year global productivity program and exceeded our target of providing $500 million in annualized savings from these initiatives. These savings have provided the Company additional flexibility to invest for growth. The Company generated these savings in a number of areas, including aggressively managing operating expenses supported by lean techniques, redesigning key processes to drive standardization and effectiveness, better leveraging our size and scale, and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company incurred total costs of $496 million related to these productivity initiatives since they commenced during the first quarter of 2008. Refer to Note 18 of Notes to Consolidated Financial Statements.
Integration of CCE's Former North America Business
In 2010, we acquired CCE's former North America business and began an integration initiative to develop, design and implement our revised operating framework. In 2011, we completed this program. The Company incurred total pretax expenses of $486 million related to this initiative since the plan commenced, and we realized nearly all of the $350 million in annualized savings by the end of 2011. Refer to Note 18 of Notes to Consolidated Financial Statements.
Integration of Our German Bottling and Distribution Operations
The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of $627 million since they commenced. The Company is currently reviewing other restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of December 31, 2013, the Company had not finalized any additional restructuring plans. The Company does anticipate incurring additional integration costs related to information technology and other initiatives. Refer to Note 18 of Notes to Consolidated Financial Statements.

Operating Income and Operating Margin
Information about our operating income contribution by operating segment on a percentage basis is as follows:

Year Ended December 31,	2013	2012	2011
Eurasia & Africa	10.6%	10.0%	9.8%
Europe	28.0	27.5	30.4
Latin America	28.4	26.7	27.7
North America	23.8	24.1	22.8
Pacific	24.2	23.3	22.0
Bottling Investments	1.1	1.3	2.2
Corporate	(16.1)	(12.9)	(14.9)
Total	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

Year Ended December 31,	2013	2012	2011
Consolidated	21.8%	22.4%	21.9%
Eurasia & Africa	39.3%	40.0%	38.7%
Europe	61.5	66.1	64.7
Latin America	61.3	63.1	63.9
North America	11.3	12.0	11.3
Pacific	46.1	44.3	40.3
Bottling Investments	1.5	1.6	2.6
Corporate	*	*	*

*	Calculation is not meaningful.
Year Ended December 31, 2013, versus Year Ended December 31, 2012
In 2013, foreign currency exchange rates unfavorably impacted consolidated operating income by 4 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain other foreign currencies, including the South African rand, British pound, Brazilian real, Australian dollar and Japanese yen, which impacted the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and Mexican peso, which had a favorable impact on our Europe, Latin America and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Operating income for Eurasia and Africa for the years ended December 31, 2013 and 2012 was $1,087 million and $1,078 million, respectively. In 2013, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 8 percent. The segment’s operating income was also favorably impacted by volume and revenue growth during 2013, partially offset by continued investments in our brands and increased operating expenses.
Operating income for Europe for the years ended December 31, 2013 and 2012 was $2,859 million and $2,960 million, respectively. In 2013, operating income was minimally impacted by fluctuations in foreign currency exchange rates. Operating margin was unfavorably impacted by higher cost of goods sold and higher operating expenses due to the consolidation of the innocent branded juice and smoothie business. Generally, bottling and finished product operations have higher net operating revenues but lower operating margins when compared to concentrate and syrup operations. During 2013, operating income was reduced by $57 million due to charges related to the Company’s productivity and reinvestment program.

Operating income for the Latin America segment for the years ended December 31, 2013 and 2012 was $2,908 million and $2,879 million, respectively. In 2013, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 10 percent. Operating income for the segment was also impacted by favorable pricing across all of the business units and volume growth in the Latin Center and South Latin business units, partially offset by continued investments in the brands, including investments related to the 2014 FIFA World CupTM.
North America's operating income for the years ended December 31, 2013 and 2012 was $2,432 million and $2,597 million, respectively. In both 2013 and 2012, operating income was minimally impacted by fluctuations in foreign currency exchange rates. The decrease in operating income and operating margin was primarily due to unfavorable product and package mix. North America’s operating income was also reduced by $282 million due to charges related to the Company’s productivity and reinvestment program, as compared to $227 million of similar charges in 2012.
Operating income in Pacific for the years ended December 31, 2013 and 2012 was $2,478 million and $2,516 million, respectively. In 2013, the segment's operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 2 percent, charges of $25 million related to the Company’s productivity and reinvestment program as well as other restructuring initiatives, as compared to $2 million of similar charges in 2012.
Our Bottling Investments segment's operating income for the years ended December 31, 2013 and 2012 was $115 million and $140 million, respectively. In 2013, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 8 percent. Operating income was also reduced due to the deconsolidation of our Philippine and Brazilian bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements. In addition, operating income in 2013 was reduced by $194 million due to charges related to the Company’s productivity and reinvestment program as well as other restructuring initiatives, as compared to $164 million of related charges in 2012.
The Corporate segment's operating loss for the years ended December 31, 2013 and 2012 was $1,651 million and $1,391 million, respectively. Operating loss in 2013 included impairment charges of $195 million recorded on certain of the Company’s intangible assets. Operating loss also included charges of $120 million related to the Company’s productivity and reinvestment program as well as other restructuring initiatives, as compared to similar charges of $33 million in 2012. Operating loss in 2013 was favorably impacted by fluctuations in foreign currency exchange rates by 2 percent.
Based on spot rates as of the beginning of February 2014 and our hedging coverage in place, the Company expects currencies to have a 10 percent unfavorable impact on operating income for the first quarter of 2014 and a 7 percent unfavorable impact on operating income for the full year of 2014. Additionally, in January 2014, in an effort to control inflation, pricing and product shortages, the Venezuelan government imposed a cap on profit margins earned by businesses in Venezuela. We are currently evaluating the impact of this law which, along with further controls on foreign currency exchange, further devaluation or other actions by the Venezuelan government, could have an adverse impact on our 2014 operating income.
Year Ended December 31, 2012, versus Year Ended December 31, 2011
In 2012, foreign currency exchange rates unfavorably impacted consolidated operating income by 5 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain other foreign currencies, including the South African rand, British pound, euro, Brazilian real, Mexican peso and Australian dollar, which impacted the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Our 2012 consolidated operating margin was favorably impacted by geographic mix. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin and operating margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward products in our sparkling beverage portfolio, which generally yield a higher gross profit margin compared to our still beverages and finished products. Consequently, the shift in our geographic mix is driving favorable product mix from a global perspective.

Operating income for Eurasia and Africa for the years ended December 31, 2012 and 2011 was $1,078 million and $1,003 million, respectively. In 2012, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates of 10 percent. The unfavorable impact of the fluctuations in foreign currency exchange rates was offset by volume and revenue growth across the operating segment.
Europe’s operating income for the years ended December 31, 2012 and 2011 was $2,960 million and $3,090 million, respectively. In 2012, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 4 percent. Operating income also declined in 2012 as a result of lower sales volume and shifts in product, package and channel mix across the market due to ongoing macroeconomic uncertainty and weak consumer confidence, partially offset by efficient expense management.
Operating income in Latin America for the years ended December 31, 2012 and 2011 was $2,879 million and $2,815 million, respectively. In 2012, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 10 percent. In spite of the unfavorable currency impact, operating income in Latin America increased in 2012, reflecting solid volume growth and favorable pricing across the group, partially offset by continued investments in the business, including some initial investments related to the 2014 FIFA World CupTM.
North America's operating income for the years ended December 31, 2012 and 2011 was $2,597 million and $2,319 million, respectively. Operating income in 2012 was minimally impacted by fluctuations in foreign currency exchange rates and increased primarily due to volume growth and favorable pricing. The effects of these favorable impacts on operating income were partially offset by higher commodity costs and ongoing investment in marketplace executional capabilities. Additionally, operating income in 2012 was reduced by $221 million due to charges related to the Company’s productivity and reinvestment program as well as other restructuring initiatives, as compared to $358 million of restructuring charges related to the integration of CCE's former North America business in 2011.
Operating income in Pacific for the years ended December 31, 2012 and 2011 was $2,516 million and $2,239 million, respectively. In 2012, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 2 percent. Operating income also benefited from operating leverage as a result of productivity initiatives, as well as positive geographic mix, partially offset by shifts in product and channel mix.

Our Bottling Investments segment's operating income for the years ended December 31, 2012 and 2011 was $140 million and $224 million, respectively. Operating income in 2012 was unfavorably impacted by fluctuations in foreign currency exchange rates by 19 percent. Operating income in 2012 was also reduced by $164 million due to charges related to the Company’s productivity and reinvestment program as well as other restructuring initiatives, as compared to $89 million of similar charges in 2011.
The Corporate segment's operating loss for the years ended December 31, 2012 and 2011 was $1,391 million and $1,517 million, respectively. The 2012 loss was unfavorably impacted by fluctuations in foreign currency exchange rates by 1 percent. The 2012 operating loss was favorably impacted by charges of $33 million in 2012 related to the Company’s productivity and reinvestment program as well as other restructuring initiatives, as compared to $122 million of similar charges in 2011.
Interest Income
Year Ended December 31, 2013, versus Year Ended December 31, 2012
Interest income was $534 million in 2013, compared to $471 million in 2012, an increase of $63 million, or 13 percent. The increase primarily reflects higher cash balances and an increased return on investments in certain of our international locations as well as additional investments in debt securities and money market funds in connection with the Company's overall cash management strategy.
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

Interest Expense
Year Ended December 31, 2013, versus Year Ended December 31, 2012
Interest expense was $463 million in 2013, compared to $397 million in 2012, an increase of $66 million, or 17 percent. This increase is primarily due to charges of $53 million the Company recorded on the early extinguishment of certain long-term debt, as well as an overall higher average long-term debt balance in 2013. These charges include both the difference between the reacquisition price and the net carrying amount of the debt extinguished as well as hedge accounting adjustments reclassified from accumulated other comprehensive income to earnings. These increases were partially offset by the favorable impact of interest rate swaps on our fixed-rate debt. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information related to the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities — Debt Financing" below for additional information related to the Company's long-term debt activity.
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
Equity Income (Loss) — Net
Year Ended December 31, 2013, versus Year Ended December 31, 2012
Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investees. In 2013, equity income was $602 million, compared to equity income of $819 million in 2012, a decrease of $217 million, or 27 percent. This decrease reflects, among other items, the unfavorable impact of the challenging economic conditions around the world where many of our equity method investees operate, the impact of unusual or infrequent charges recorded by certain of our equity method investees and fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies. Equity income (loss) — net was also impacted by the deconsolidation of our Philippine and Brazilian bottling operations and the consolidation of innocent. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information about these transactions. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information related to the unusual or infrequent charges recorded by certain of our equity method investees.
Year Ended December 31, 2012, versus Year Ended December 31, 2011
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

Other Income (Loss) — Net
Other income (loss) — net includes, among other things, the impact of foreign currency exchange gains and losses; dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; gains and losses related to business combinations and disposals; realized and unrealized gains and losses on trading securities; realized gains and losses on available-for-sale securities; other-than-temporary impairments of available-for-sale securities; and the accretion of expense related to certain acquisitions. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements.
In 2013, other income (loss) — net was income of $576 million, primarily related to a gain of $615 million due to the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner; a gain of $139 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment; and dividend income of $70 million. The favorable impact of these items was partially offset by a charge of $140 million due to the devaluation of the Venezuelan bolivar, which resulted in the Company remeasuring the net assets related to its operations in Venezuela, and a net charge of $114 million related to our investment in four bottling partners that merged during 2013 to form CCEJ through a share exchange. Refer to Note 2 and Note 17 of Notes to Consolidated Financial Statements.
In 2012, other income (loss) — net was income of $137 million, primarily related to a gain of $185 million due to the merger of Embotelladora Andina S.A. ("Andina") and Embotelladoras Coca-Cola Polar S.A. ("Polar"); a gain of $92 million the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment; dividend income of $44 million; and net gains of $31 million related to fluctuations in the fair value of the Company's trading securities and the sale of available-for-sale securities. The favorable impact of the previous items was partially offset by a charge of $108 million due to the loss we recognized on the then pending sale of a majority ownership interest in our consolidated Philippine bottling operations to Coca-Cola FEMSA; a charge of $82 million related to the premium we paid in excess of the publicly traded market price to acquire an ownership interest in Mikuni Coca-Cola Bottling Co., Ltd. ("Mikuni"); and charges of $16 million due to other-than-temporary declines in the fair values of certain cost method investments. Refer to Note 2 and Note 17 of Notes to Consolidated Financial Statements.
In 2011, other income (loss) — net was income of $529 million, primarily related to a net gain of $417 million the Company recognized due to the merger of Arca and Contal; a net gain of $122 million the Company recognized due to Coca-Cola FEMSA issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment, partially offset by charges associated with certain of the Company's equity method investments in Japan; and a gain of $102 million due to the sale of our investment in Coca-Cola Embonor, S.A. ("Embonor"). Other income (loss) — net also included $10 million of realized and unrealized gains on trading securities. The net favorable impact of the previous items was partially offset by foreign currency exchange losses of $73 million; charges of $41 million due to the impairment of an investment in an entity accounted for under the equity method of accounting; $17 million due to other-than-temporary declines in the fair value of certain of the Company's available-for-sale securities; and $5 million due to the finalization of working capital adjustments associated with the sale of our Norwegian and Swedish bottling operations to New CCE during the fourth quarter of 2010. Refer to Note 17 of Notes to Consolidated Financial Statements.
Income Taxes
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2015 to 2022. We expect each of these grants to be renewed indefinitely. Tax incentive grants favorably impacted our income tax expense by $279 million, $280 million and $193 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2013		2012		2011
Statutory U.S. federal tax rate	35.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	1.0		1.1		0.9
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(10.3)	[1,2,3]	(9.5)	[6,7]	(9.5)	[10,11,12]
Reversal of valuation allowances	—		(2.4)	[8]	—
Equity income or loss	(1.4)	[4]	(2.0)		(1.4)	[13]
Other operating charges	1.2		0.4	[9]	0.3	[14]
Other — net	(0.7)	[5]	0.5		(0.8)	[15,16,17,18]
Effective tax rate	24.8%		23.1%		24.5%

[1]
Includes a tax benefit of $26 million (or a 0.2 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[2]
Includes a tax expense of $279 million on pretax net gains of $501 million (or a 0.9 percent impact on our effective tax rate) related to the deconsolidation of our Brazilian bottling operations upon their combination with an independent bottler and a loss due to the merger of four of the Company's Japanese bottling partners. Refer to Note 2 and Note 17 of Notes to Consolidated Financial Statements.

[3]
Includes a tax expense of $3 million (or a 0.5 percent impact on our effective tax rate) related to a charge of $149 million due to the devaluation of the Venezuelan bolivar. Refer to Note 19 of Notes to Consolidated Financial Statements.

[4]
Includes an $8 million tax benefit on a pretax charge of $159 million (or a 0.4 percent impact on our effective tax rate) related to our proportionate share of unusual or infrequent items recorded by our equity method investees. Refer to Note 17 of Notes to Consolidated Financial Statements.

[5]
Includes a tax benefit of $175 million on pretax charges of $877 million (or a 1.2 percent impact on our effective tax rate) primarily related to impairment charges recorded on certain of the Company's intangible assets and charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18 of Notes to Consolidated Financial Statements.

[6]
Includes a tax expense of $133 million (or a 1.1 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[7]
Includes a tax expense of $57 million on pretax net gains of $76 million (or a 0.3 percent impact on our effective tax rate) related to the following: a gain recognized as a result of the merger of Andina and Polar; a gain recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment; the loss recognized on the pending sale of a majority ownership interest in our consolidated Philippine bottling operations to Coca-Cola FEMSA; and the expense recorded for the premium the Company paid over the publicly traded market price to acquire an ownership interest in Mikuni. Refer to Note 17 of Notes to Consolidated Financial Statements.

[8]	Relates to a net tax benefit of $283 million associated with the reversal of valuation allowances in certain of the Company's foreign jurisdictions.

[9]
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

[10]	Includes a tax benefit of $6 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[11]
Includes a zero percent effective tax rate on pretax charges of $17 million due to the impairment of available-for-sale securities. Refer to Note 3 and Note 17 of Notes to Consolidated Financial Statements.

[12]
Includes a tax expense of $299 million on pretax net gains of $641 million (or a 0.7 percent impact on our effective tax rate) related to the net gain recognized as a result of the merger of Arca and Contal; the gain recognized on the sale of our investment in Embonor; and gains the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment. These gains were partially offset by charges associated with certain of the Company's equity method investments in Japan. Refer to Note 17 of Notes to Consolidated Financial Statements.

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

[15]
Includes a tax benefit of $8 million on pretax charges of $19 million related to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's former North America business.

[16]
Includes a tax benefit of $3 million on pretax net charges of $9 million related to the repurchase and/or exchange of certain long-term debt assumed in connection with our acquisition of CCE's former North America business as well as the early extinguishment of certain other long-term debt. Refer to Note 10 of Notes to Consolidated Financial Statements.

[17]
Includes a tax benefit of $14 million on pretax charges of $41 million related to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 17 of Notes to Consolidated Financial Statements.

[18]	Includes a tax benefit of $2 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in certain domestic jurisdictions.
As of December 31, 2013, the gross amount of unrecognized tax benefits was $230 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $166 million, exclusive of any benefits related to interest and penalties. The remaining $64 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts is as follows (in millions):

Year Ended December 31,	2013	2012	2011
Beginning balance of unrecognized tax benefits	$302	$320	$387
Increases related to prior period tax positions	1	69	9
Decreases related to prior period tax positions	(7)	(15)	(19)
Increases related to current period tax positions	8	23	6
Decreases related to current period tax positions	—	—	(1)
Decreases related to settlements with taxing authorities	(4)	(45)	(5)
Reductions as a result of a lapse of the applicable statute of limitations	(59)	(36)	(46)
Increases (decreases) from effects of foreign currency exchange rates	(11)	(14)	(11)
Ending balance of unrecognized tax benefits	$230	$302	$320
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $105 million, $113 million and $110 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2013, 2012 and 2011, respectively. Of these amounts, $8 million of benefit, $33 million of expense and $2 million of benefit were recognized through income tax expense in 2013, 2012 and 2011, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
Based on current tax laws, the Company's effective tax rate in 2014 is expected to be approximately 23 percent before considering the effect of any unusual or special items that may affect our tax rate.
Liquidity, Capital Resources and Financial Position
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2014. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $6,410 million in lines of credit for general corporate purposes as of December 31, 2013. These backup lines of credit expire at various times from 2014 through 2018.

We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume in 2013. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $18.3 billion as of December 31, 2013. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved mechanism to convert local currency into U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from these locations. As of December 31, 2013, the Company's subsidiaries in Argentina and Venezuela held $353 million and $324 million, respectively, of cash, cash equivalents, short-term investments and marketable securities.
Net operating revenues in the United States were $19.8 billion in 2013, or 42 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
In the future, should we require more capital to fund significant discretionary activities in the United States than is generated by our domestic operations or is available through the issuance of debt, we could elect to repatriate future periods' earnings from foreign jurisdictions. This alternative could result in a higher effective tax rate. While the likelihood is remote, the Company could also elect to repatriate earnings from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to various foreign jurisdictions, where applicable. This alternative could also result in a higher effective tax rate in the period in which such a determination is made to repatriate prior period foreign earnings. Refer to Note 14 of Notes to Consolidated Financial Statements for further information related to our income taxes and undistributed earnings of the Company's foreign subsidiaries.
Based on all the aforementioned factors, the Company believes its current liquidity position is strong, and we will continue to meet all of our financial commitments for the foreseeable future. These commitments include, but are not limited to, regular quarterly dividends, debt maturities, capital expenditures, share repurchases and obligations included under the heading "Off-Balance Sheet Arrangements and Aggregate Contractual Obligations" below.
Cash Flows from Operating Activities
Net cash provided by operating activities for the years ended December 31, 2013, 2012 and 2011 was $10,542 million, $10,645 million and $9,474 million, respectively.
Cash flows from operating activities decreased $103 million, or 1 percent, in 2013 compared to 2012. This decrease primarily reflects the impact of foreign currency fluctuations, an increase in tax payments and the effect of the deconsolidation of our Philippine and Brazilian bottling operations during 2013, partially offset by lower pension funding in 2013 compared to 2012. Refer to Note 2 of the Notes to Consolidated Financial Statements for additional information on the deconsolidation of these bottling operations. Refer to the heading "Operations Review — Net Operating Revenues" above for additional information on the impact of foreign currency fluctuations. Refer to Note 13 and Note 14 of Notes to Consolidated Financial Statements for additional information on the pension funding and tax payments.
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

Cash Flows from Investing Activities
Our cash flows provided by (used in) investing activities are summarized as follows (in millions):

Year Ended December 31,	2013	2012	2011
Purchases of investments	$(14,782)	$(14,824)	$(4,798)
Proceeds from disposals of investments	12,791	7,791	5,811
Acquisitions of businesses, equity method investments and nonmarketable securities	(353)	(1,486)	(971)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	872	20	398
Purchases of property, plant and equipment	(2,550)	(2,780)	(2,920)
Proceeds from disposals of property, plant and equipment	111	143	101
Other investing activities	(303)	(268)	(145)
Net cash provided by (used in) investing activities	$(4,214)	$(11,404)	$(2,524)
Net cash used in investing activities decreased $7,190 million in 2013 compared to 2012. This decrease was primarily related to a change in the Company's overall cash management program during 2012 which resulted in a greater use of cash in the first year of implementation. The Company's strategy around its cash management program has remained the same in 2013 but has resulted, and will continue to result, in a lower use of cash when compared to the amount used during the first year of implementation. Refer to the heading "Purchases of Investments and Proceeds from Disposals of Investments," below for the impact this change had on our consolidated statements of cash flows.
Purchases of Investments and Proceeds from Disposals of Investments
In 2013, purchases of investments were $14,782 million, and proceeds from disposals of investments were $12,791 million. This activity resulted in a net cash outflow of $1,991 million during 2013. In 2012, purchases of investments were $14,824 million and proceeds from disposals of investments were $7,791 million, resulting in a net cash outflow of $7,033 million. In 2011, purchases of investments were $4,798 million and proceeds from disposals of investments were $5,811 million, resulting in a net cash inflow of $1,013 million. These investments include time deposits that have maturities greater than three months but less than one year and are classified in the line item short-term investments in our consolidated balance sheets. In addition, the Company made changes to its overall cash management program in 2012. In an effort to manage counterparty risk and diversify our assets, the Company shifted a large portion of its cash balances to investments in high-quality securities, primarily investments in debt securities, which were classified in the line item marketable securities in our consolidated balance sheets. Refer to Note 2 and Note 3 of Notes to Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
In 2013, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $353 million. These activities primarily included our acquisition of the majority of the remaining outstanding shares of innocent and a majority interest in bottling operations in Myanmar.
In 2012, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,486 million. These activities were primarily related to the following: our investments in the existing beverage business of Aujan, one of the largest independent beverage companies in the Middle East; our investment in Mikuni, a bottling partner located in Japan; our acquisition of Sacramento Coca-Cola Bottling Co., Inc. ("Sacramento bottler"); and our acquisition of bottling operations in Vietnam, Cambodia and Guatemala. None of the Company's other acquisitions or investments was individually significant.
In 2011, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $971 million. These activities were primarily related to the acquisitions of Great Plains and Honest Tea, Inc. ("Honest Tea"), and an additional investment in Coca-Cola Central Japan Company ("Central Japan"). In addition, these activities included immaterial cash payments for the finalization of working capital adjustments related to our acquisition of CCE's former North America business. None of the Company's other acquisitions or investments was individually significant.
Refer to the heading "Operations Review — Structural Changes, Acquired Brands and New License Agreements" and Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions during the years ended December 31, 2013, 2012 and 2011.

On February 5, 2014, the Company entered into agreements with Green Mountain Coffee Roasters, Inc. ("GMCR"), providing for the development and introduction of the Company's global brand portfolio for use in GMCR's forthcoming Keurig ColdTM at-home beverage system and the acquisition by the Company of an approximate 10 percent equity position in GMCR. Under the terms of the equity agreement, a wholly-owned subsidiary of the Company agreed to purchase 16,684,139 newly issued shares in GMCR for approximately $1.25 billion. The newly issued shares have been priced at $74.98, which represents the trailing 50-trading-day volume weighted-average price as of the agreement date. The transaction closed on February 27, 2014.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
In 2013, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $872 million. These proceeds primarily included the sale of a majority ownership interest in our previously consolidated Philippine bottling operations, and separately, the deconsolidation of our Brazilian bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
In 2011, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $398 million. These proceeds were primarily related to the sale of our investment in Embonor for $394 million. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the years ended December 31, 2013, 2012 and 2011 were $2,439 million, $2,637 million and $2,819 million, respectively. Total capital expenditures for property, plant and equipment and the percentage of such totals by operating segment were as follows (in millions):

Year Ended December 31,	2013	2012	2011
Capital expenditures	$2,550	$2,780	$2,920
Eurasia & Africa	1.6%	1.8%	1.7%
Europe	1.3	1.1	1.3
Latin America	2.5	3.2	3.6
North America	53.9	52.0	46.7
Pacific	4.6	3.9	4.4
Bottling Investments	25.2	31.2	35.6
Corporate	10.9	6.8	6.7
We expect our annual 2014 capital expenditures to be $2.5 billion to $3.0 billion as we continue to make investments to enable growth in our business and further enhance our operational effectiveness.
Other Investing Activities
In 2013, other investing activities were primarily related to the acquisition of trademarks and certain other intangible assets. None of these investments was individually significant.
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
In 2011, other investing activities were primarily related to the Company's investments in joint ventures. None of these investments was individually significant.

Cash Flows from Financing Activities
Our cash flows provided by (used in) financing activities were as follows (in millions):

Year Ended December 31,	2013	2012	2011
Issuances of debt	$43,425	$42,791	$27,495
Payments of debt	(38,714)	(38,573)	(22,530)
Issuances of stock	1,328	1,489	1,569
Purchases of stock for treasury	(4,832)	(4,559)	(4,513)
Dividends	(4,969)	(4,595)	(4,300)
Other financing activities	17	100	45
Net cash provided by (used in) financing activities	$(3,745)	$(3,347)	$(2,234)
Debt Financing
Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.
As of December 31, 2013, our long-term debt was rated "AA-" by Standard & Poor's, "Aa3" by Moody's and "A+" by Fitch. Our commercial paper program was rated "A-1+" by Standard & Poor's, "P-1" by Moody's and "F-1" by Fitch. In assessing our credit strength, all three agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the aggregated balance sheet and other financial information of the Company. In addition, some rating agencies also consider the financial information of certain bottlers, including New CCE, Coca-Cola Amatil Limited, Coca-Cola Bottling Co. Consolidated, Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers' financial performance, changes in the credit rating agencies' methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's equity income could be reduced as a result of the potential increase in interest expense for those bottlers.
In February 2014, Fitch affirmed the Company's A+ long-term debt rating and F-1 commercial paper rating, but revised its rating outlook from stable to negative. The Company does not believe that a downgrade would have a material adverse effect on our cost of borrowing.
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
Issuances and payments of debt included both short-term and long-term financing activities. On December 31, 2013, we had $6,410 million in lines of credit available for general corporate purposes. These backup lines of credit expire at various times from 2014 through 2018. There were no borrowings under these backup lines of credit during 2013. These credit facilities are subject to normal banking terms and conditions.
In 2013, the Company had issuances of debt of $43,425 million, which included $35,944 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $7,481 million, net of related discounts and issuance costs.

During 2013, the Company made payments of $38,714 million, which included $70 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, $35,199 million of payments of commercial paper and short-term debt with maturities greater than 90 days and long-term debt payments of $3,445 million. The long-term debt payments included the extinguishment of $2,154 million of long-term debt prior to maturity, which resulted in associated charges of $53 million, including hedge accounting adjustments reclassified from accumulated other comprehensive income, in the line item interest expense in our consolidated statement of income during the year ended December 31, 2013.
In 2012, the Company had issuances of debt of $42,791 million, which included $40,008 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $2,783 million, net of related discounts and issuance costs.
During 2012, the Company made payments of debt of $38,573 million. Total payments of debt included $1,553 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, and $35,118 million of payments of commercial paper and short-term debt with maturities greater than 90 days. The Company's total payments of debt also included long-term debt payments of $1,902 million.
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
During 2011, the Company made payments of debt of $22,530 million, including repurchased debt that was assumed in connection with our acquisition of CCE's former North America business. Total payments of debt included $91 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, and $20,334 million of payments of commercial paper and short-term debt with maturities greater than 90 days. The Company's total payments of debt also included long-term debt payments of $2,105 million. During 2011, the Company recorded a net charge of $9 million in the line item interest expense in our consolidated statement of income due to the exchange, repurchase and/or extinguishment of long-term debt described above.
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from CCE of $514 million and $617 million as of December 31, 2013 and 2012, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2013, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 19 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $498 million, $574 million and $573 million in 2013, 2012 and 2011, respectively. Refer to Note 10 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt balances.
Issuances of Stock
The issuances of stock in 2013, 2012 and 2011 were primarily related to the exercise of stock options by Company employees.

Share Repurchases
On July 20, 2006, the Board of Directors of the Company authorized a share repurchase program of up to 600 million shares of the Company's common stock. The program took effect on October 31, 2006. Although there were approximately 43 million shares that were yet to be purchased under this share repurchase program, the Board of Directors authorized a new share repurchase program of up to 500 million shares of the Company's common stock on October 18, 2012 (the "2012 Plan"). The 2012 Plan allowed the Company to continue repurchasing shares following the completion of the prior program. The table below presents annual shares repurchased and average price per share:

Year Ended December 31,	2013	2012	2011
Number of shares repurchased (in millions)	121	121	127
Average price per share	$39.84	$37.11	$33.73
Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2013, we have purchased 3.1 billion shares of our Company's common stock at an average price per share of $13.82. In addition to shares repurchased under the stock repurchase plans authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. In 2013, we repurchased $4.8 billion of our stock. The net impact of the Company's treasury stock issuance and purchase activities in 2013 resulted in a net cash outflow of $3.5 billion. We currently expect to repurchase $2.5 billion to $3.0 billion of our stock during 2014, net of proceeds from the issuance of stock due to the exercise of employee stock options.
Dividends
At its February 2014 meeting, our Board of Directors increased our quarterly dividend by 9 percent, raising it to $0.305 per share, equivalent to a full year dividend of $1.22 per share in 2014. This is our 52nd consecutive annual increase. Our annual common stock dividend was $1.12 per share, $1.02 per share and $0.94 per share in 2013, 2012 and 2011, respectively. The 2013 dividend represented a 10 percent increase from 2012, and the 2012 dividend represented an 8.5 percent increase from 2011.
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

As of December 31, 2013, we were contingently liable for guarantees of indebtedness owed by third parties of $662 million, of which $288 million was related to VIEs. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees. Management concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable. As of December 31, 2013, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.
Our Company recognizes all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements.
As of December 31, 2013, the Company had $6,410 million in lines of credit for general corporate purposes. These backup lines of credit expire at various times from 2014 through 2018. There were no borrowings under these backup lines of credit during 2013. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which are presently significant to our Company.

Aggregate Contractual Obligations
As of December 31, 2013, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2014	2015-2016	2017-2018	2019 and Thereafter
Short-term loans and notes payable:[1]
Commercial paper borrowings	$16,853	$16,853	$—	$—	$—
Lines of credit and other short-term borrowings	48	48	—	—	—
Current maturities of long-term debt[2]	1,024	1,024	—	—	—
Long-term debt, net of current maturities[2]	18,722	—	5,225	4,685	8,812
Estimated interest payments[3]	5,084	436	858	730	3,060
Accrued income taxes[4]	309	309	—	—	—
Purchase obligations[5]	16,427	10,398	1,502	661	3,866
Marketing obligations[6]	5,035	2,467	1,121	650	797
Purchase of minority shares [7]	498	498	—	—	—
Lease obligations	1,258	300	391	238	329
Total contractual obligations	$65,258	$32,333	$9,097	$6,964	$16,864

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

[3]
We calculated estimated interest payments for our long-term debt based on the applicable rates and payment dates. For our variable rate debt, we have assumed the December 31, 2013 rate for all years presented. We typically expect to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

[4]
Refer to Note 14 of Notes to Consolidated Financial Statements for information regarding income taxes. As of December 31, 2013, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, was $327 million, which was not included in the total above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

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

[7]
Amount represents the Company's obligation to pay the minority shareowners of our German bottling and distribution operations to purchase their shares in January 2014 under existing put options. Refer to Note 2 of Notes to Consolidated Financial Statements.

The total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2013, was $1,869 million. Refer to Note 13 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.
We generally expect to fund all future contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations.
As of December 31, 2013, the projected benefit obligation of the U.S. qualified pension plans was $5,895 million, and the fair value of plan assets was $6,343 million. The projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $2,950 million, and the fair value of all other pension plan assets was $2,403 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as certain unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain associates, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate annual benefit payments for these unfunded pension plans to be approximately $70 million in 2014 and remain near that level through 2027, decreasing annually thereafter. Refer to Note 13 of Notes to Consolidated Financial Statements.
In 2014, we expect to contribute an additional $175 million to our international pension plans. Refer to Note 13 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our various plans in the table above.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2013, our self-insurance reserves totaled $537 million. Refer to Note 11 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2013, were $6,491 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is not included in the total contractual obligations table because we believe that presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
On February 5, 2014, the Company entered into agreements with GMCR providing for the development and introduction of the Company's global brand portfolio for use in GMCR's forthcoming Keurig ColdTM at-home beverage system and the acquisition by the Company of an approximate 10 percent equity position in GMCR. Under the terms of the equity agreement, a wholly-owned subsidiary of the Company agreed to purchase 16,684,139 newly issued shares in GMCR for approximately $1.25 billion. The newly issued shares have been priced at $74.98, which represents the trailing 50-trading-day volume weighted-average price as of the agreement date. The transaction closed on February 27, 2014.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
In 2013, we used 81 functional currencies. Due to our global operations, weakness in some of these currencies might be offset by strength in others. In 2013, 2012 and 2011, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2013	2012	2011
All operating currencies	(5)%	(6)%	6%
Brazilian real	(9)%	(14)%	5%
Mexican peso	4	(7)	4
Australian dollar	(6)	—	14
South African rand	(13)	(12)	1
British pound	(2)	(1)	4
Euro	3	(9)	7
Japanese yen	(18)	2	10
These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in foreign currency exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on our net income and earnings per share. The total currency impact on operating income, including the effect of our hedging activities, was a decrease of approximately 4 percent and 5 percent in 2013 and 2012, respectively. Based on spot rates as of the beginning of February 2014 and our hedging coverage in place, the Company expects currencies to have a 10 percent negative impact on operating income for the first quarter of 2014 and a 7 percent negative impact on operating income for the full year of 2014.
Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are included as a component of other income (loss) — net in our consolidated financial statements. Refer to the heading "Operations Review — Other Income (Loss) — Net" above. The Company recorded foreign currency exchange losses of $162 million, $2 million and $73 million in 2013, 2012 and 2011, respectively.
Hyperinflationary Economies
Our Company conducts business in more than 200 countries, some of which have been deemed to be hyperinflationary economies due to excessively high inflation rates in recent years. These economies create financial exposure for the Company.
A hyperinflationary economy is one that has cumulative inflation of 100 percent or more over a three-year period. Effective January 1, 2010, Venezuela was determined to be a hyperinflationary economy. In accordance with hyperinflationary accounting under accounting principles generally accepted in the United States, our local subsidiary was required to use the U.S. dollar as its functional currency.
During February 2013, the Venezuelan government devalued its currency to an official rate of exchange ("official rate") of 6.3 bolivars per U.S. dollar. The Company remeasured the net assets of our local subsidiary and recognized a related loss of $140 million from remeasurement in the line item other income (loss) — net in our consolidated statement of income.
The Company will continue to use the official rate to remeasure the net assets of our Venezuelan subsidiary. In December 2013, the Venezuelan government devalued the currency for foreign tourists to 11.3 bolivars per U.S. dollar. While this rate is not applicable to the Company, it may indicate that another official currency devaluation that would impact companies doing business in the country could occur. If the official rate devalues further, or if we are able to access currency at different rates that are reasonable to the Company, it would result in our Company recognizing additional foreign currency exchange gains or losses in our consolidated financial statements. As of December 31, 2013, our Venezuelan subsidiary held monetary assets of $426 million and monetary liabilities of $45 million.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. If a government-approved exchange rate mechanism for future concentrate sales to our bottling partner in Venezuela is not available, the amount of receivables related to these sales will continue to increase. The carrying value of these receivables was $267 million and $109 million as of December 31, 2013 and 2012, respectively. In addition, we have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela. If the bolivar further devalues, it could result in the impairment of these intangible assets. As of December 31, 2013, intangible assets associated with products sold in Venezuela had a carrying value of $107 million.
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

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's consolidated balance sheet (in millions):

December 31,	2013	2012	Increase (Decrease)		Percent Change
Cash and cash equivalents	$10,414	$8,442	$1,972		23%
Short-term investments	6,707	5,017	1,690		34
Marketable securities	3,147	3,092	55		2
Trade accounts receivable — net	4,873	4,759	114		2
Inventories	3,277	3,264	13		—
Prepaid expenses and other assets	2,886	2,781	105		4
Assets held for sale	—	2,973	(2,973)		(100)
Equity method investments	10,393	9,216	1,177		13
Other investments, principally bottling companies	1,119	1,232	(113)		(9)
Other assets	4,661	3,585	1,076		30
Property, plant and equipment — net	14,967	14,476	491		3
Trademarks with indefinite lives	6,744	6,527	217		3
Bottlers' franchise rights with indefinite lives	7,415	7,405	10		—
Goodwill	12,312	12,255	57		—
Other intangible assets	1,140	1,150	(10)		(1)
Total assets	$90,055	$86,174	$3,881		5%
Accounts payable and accrued expenses	$9,577	$8,680	$897		10%
Loans and notes payable	16,901	16,297	604		4
Current maturities of long-term debt	1,024	1,577	(553)		(35)
Accrued income taxes	309	471	(162)		(34)
Liabilities held for sale	—	796	(796)		(100)
Long-term debt	19,154	14,736	4,418		30
Other liabilities	3,498	5,468	(1,970)		(36)
Deferred income taxes	6,152	4,981	1,171		24
Total liabilities	$56,615	$53,006	$3,609		7%
Net assets	$33,440	$33,168	$272	[1]	1%

[1]	Includes a decrease in net assets of $1,190 million resulting from foreign currency translation adjustments in various balance sheet accounts.
The table above includes the impact of the following transactions and events:

•
Cash and cash equivalents, short-term investments and marketable securities increased $3,717 million, or 22 percent, as a combined group. This increase reflects the Company's overall cash management strategy. A majority of the Company's consolidated cash and cash equivalents, short-term investments and marketable securities are held by foreign subsidiaries.

•
Assets held for sale decreased $2,973 million, or 100 percent, and liabilities held for sale decreased $796 million, or 100 percent, due to the Company completing the deconsolidation of its Philippine and Brazilian bottling operations in January 2013 and July 2013, respectively. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on these transactions.

•
Equity method investments increased $1,177 million, or 13 percent, primarily due to the sale of a majority ownership interest in our previously consolidated Philippine bottling operations in January 2013 and the deconsolidation of our Brazilian bottling operations in July 2013, partially offset by the consolidation of innocent which had previously been accounted for under the equity method of accounting. The Company now accounts for our ownership interests in the

Philippine and Brazilian bottling operations under the equity method of accounting. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on these transactions.

•
Other assets increased $1,076 million, or 30 percent, and other liabilities decreased $1,970 million, or 36 percent, primarily due to the reclassification of certain pension plans' net asset balances out of other liabilities as a result of actuarial gains, higher returns and incremental funding during 2013. In addition, the other assets balance increased as a result of higher investment balances in our captive insurance companies.

•
Accounts payable and accrued expenses increased $897 million, or 10 percent, primarily due to the Company receiving notification that put options it had issued in 2007 to minority shareholders of our German bottling and distribution operations to sell their respective shares would be exercised in January 2014. As a result, the related liability was reclassified out of the line item other liabilities into the line item accrued expenses in our consolidated balance sheet. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the bottling transaction. In addition, accounts payable and accrued expenses increased due to the timing of marketing and restructuring accruals.

•
Long-term debt increased $4,418 million, or 30 percent, primarily due to the Company's issuance of long-term debt net of early retirements during 2013. Refer to the heading "Cash Flows from Financing Activities" above and Note 10 of Notes to Consolidated Financial Statements for additional information on our long-term debt balance.

•
Deferred income taxes increased $1,171 million, or 24 percent, primarily due to the impact related to the net changes in the Company's U.S. pension plan assumptions as well as a deferred tax liability recorded as a result of the Company's equity investment in the newly combined Brazilian bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the Brazilian bottling transaction and Note 13 of Notes to Consolidated Financial Statements for additional information on the Company's deferred income taxes.

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
We monitor our exposure to financial market risks using several objective measurement systems, including a sensitivity analysis to measure our exposure to fluctuations in foreign currency exchange rates, interest rates and commodity prices. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information about our hedging transactions and derivative financial instruments.
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2013, we used 81 functional currencies and generated $27,034 million of our net operating revenues from operations outside the United States; therefore, weakness in one particular currency might be offset by strength in other currencies over time. We use derivative financial instruments to further reduce our net exposure to foreign currency fluctuations.
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
The total notional values of our foreign currency derivatives were $15,341 million and $11,148 million as of December 31, 2013 and 2012, respectively. This total includes derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. The fair value of the contracts that qualify for hedge accounting resulted in an asset of $196 million as of December 31, 2013. At the end of 2013, we estimate that an unfavorable 10 percent change in the foreign currency exchange rates would have eliminated the net unrealized gain and created an unrealized loss of $793 million. The fair value of the contracts that do not qualify for hedge accounting resulted in an asset of $168 million, and we estimate that an unfavorable 10 percent change in rates would have decreased our net gains by $325 million.

Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt, as well as our mix of short-term debt versus long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
Based on the Company's variable-rate debt and derivative instruments outstanding as of December 31, 2013, a 1 percentage point increase in interest rates would have increased interest expense by $146 million in 2013. However, this increase in interest expense would have been partially offset by the increase in interest income related to higher interest rates.
In 2012, we changed our overall cash management program and made additional investments in highly liquid debt securities. As a result, we are exposed to interest rate risk related to these investments. These investments are primarily managed by external managers within the guidelines of the Company's investment policy. Our policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. In addition, our policy limits the amount of credit exposure to any one issuer. We estimate that a 1 percentage point increase in interest rates would result in a $35 million decrease in the fair market value of the portfolio.
Commodity Prices
The Company is subject to market risk with respect to commodity price fluctuations, principally related to our purchases of sweeteners, metals, juices and fuels. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing and distribution business. We also use derivative financial instruments to manage our exposure to commodity risks at times. Certain of these derivatives do not qualify for hedge accounting, but they are effective economic hedges that help the Company mitigate the price risk associated with the purchases of materials used in our manufacturing processes and the fuel used to operate our extensive vehicle fleet.
Open commodity derivatives that qualify for hedge accounting had notional values of $26 million and $17 million as of December 31, 2013 and 2012, respectively. The fair value of the contracts that qualify for hedge accounting resulted in an asset of less than $1 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have resulted in a net loss of $3 million.
Open commodity derivatives that do not qualify for hedge accounting had notional values of $1,441 million and $1,084 million as of December 31, 2013 and 2012, respectively. The fair value of the contracts that do not qualify for hedge accounting resulted in an asset of $11 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have eliminated our net unrealized gain and created an unrealized loss of $79 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2013	2012	2011
(In millions except per share data)
NET OPERATING REVENUES	$46,854	$48,017	$46,542
Cost of goods sold	18,421	19,053	18,215
GROSS PROFIT	28,433	28,964	28,327
Selling, general and administrative expenses	17,310	17,738	17,422
Other operating charges	895	447	732
OPERATING INCOME	10,228	10,779	10,173
Interest income	534	471	483
Interest expense	463	397	417
Equity income (loss) — net	602	819	690
Other income (loss) — net	576	137	529
INCOME BEFORE INCOME TAXES	11,477	11,809	11,458
Income taxes	2,851	2,723	2,812
CONSOLIDATED NET INCOME	8,626	9,086	8,646
Less: Net income attributable to noncontrolling interests	42	67	62
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$8,584	$9,019	$8,584
BASIC NET INCOME PER SHARE[1]	$1.94	$2.00	$1.88
DILUTED NET INCOME PER SHARE[1]	$1.90	$1.97	$1.85
AVERAGE SHARES OUTSTANDING	4,434	4,504	4,568
Effect of dilutive securities	75	80	78
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,509	4,584	4,646

[1]	Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2013	2012	2011
(In millions)
CONSOLIDATED NET INCOME	$8,626	$9,086	$8,646
Other comprehensive income:
Net foreign currency translation adjustment	(1,187)	(182)	(692)
Net gain (loss) on derivatives	151	99	145
Net unrealized gain (loss) on available-for-sale securities	(80)	178	(7)
Net change in pension and other benefit liabilities	1,066	(668)	(763)
TOTAL COMPREHENSIVE INCOME	8,576	8,513	7,329
Less: Comprehensive income (loss) attributable to noncontrolling interests	39	105	10
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$8,537	$8,408	$7,319
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2013	2012
(In millions except par value)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,414	$8,442
Short-term investments	6,707	5,017
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	17,121	13,459
Marketable securities	3,147	3,092
Trade accounts receivable, less allowances of $61 and $53, respectively	4,873	4,759
Inventories	3,277	3,264
Prepaid expenses and other assets	2,886	2,781
Assets held for sale	—	2,973
TOTAL CURRENT ASSETS	31,304	30,328
EQUITY METHOD INVESTMENTS	10,393	9,216
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	1,119	1,232
OTHER ASSETS	4,661	3,585
PROPERTY, PLANT AND EQUIPMENT — net	14,967	14,476
TRADEMARKS WITH INDEFINITE LIVES	6,744	6,527
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,415	7,405
GOODWILL	12,312	12,255
OTHER INTANGIBLE ASSETS	1,140	1,150
TOTAL ASSETS	$90,055	$86,174
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,577	$8,680
Loans and notes payable	16,901	16,297
Current maturities of long-term debt	1,024	1,577
Accrued income taxes	309	471
Liabilities held for sale	—	796
TOTAL CURRENT LIABILITIES	27,811	27,821
LONG-TERM DEBT	19,154	14,736
OTHER LIABILITIES	3,498	5,468
DEFERRED INCOME TAXES	6,152	4,981
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	12,276	11,379
Reinvested earnings	61,660	58,045
Accumulated other comprehensive income (loss)	(3,432)	(3,385)
Treasury stock, at cost — 2,638 and 2,571 shares, respectively	(39,091)	(35,009)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	33,173	32,790
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	267	378
TOTAL EQUITY	33,440	33,168
TOTAL LIABILITIES AND EQUITY	$90,055	$86,174
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2013	2012	2011
(In millions)
OPERATING ACTIVITIES
Consolidated net income	$8,626	$9,086	$8,646
Depreciation and amortization	1,977	1,982	1,954
Stock-based compensation expense	227	259	354
Deferred income taxes	648	632	1,035
Equity (income) loss — net of dividends	(201)	(426)	(269)
Foreign currency adjustments	168	(130)	7
Significant (gains) losses on sales of assets — net	(670)	(98)	(220)
Other operating charges	465	166	214
Other items	234	254	(354)
Net change in operating assets and liabilities	(932)	(1,080)	(1,893)
Net cash provided by operating activities	10,542	10,645	9,474
INVESTING ACTIVITIES
Purchases of investments	(14,782)	(14,824)	(4,798)
Proceeds from disposals of investments	12,791	7,791	5,811
Acquisitions of businesses, equity method investments and nonmarketable securities	(353)	(1,486)	(971)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	872	20	398
Purchases of property, plant and equipment	(2,550)	(2,780)	(2,920)
Proceeds from disposals of property, plant and equipment	111	143	101
Other investing activities	(303)	(268)	(145)
Net cash provided by (used in) investing activities	(4,214)	(11,404)	(2,524)
FINANCING ACTIVITIES
Issuances of debt	43,425	42,791	27,495
Payments of debt	(38,714)	(38,573)	(22,530)
Issuances of stock	1,328	1,489	1,569
Purchases of stock for treasury	(4,832)	(4,559)	(4,513)
Dividends	(4,969)	(4,595)	(4,300)
Other financing activities	17	100	45
Net cash provided by (used in) financing activities	(3,745)	(3,347)	(2,234)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(611)	(255)	(430)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the year	1,972	(4,361)	4,286
Balance at beginning of year	8,442	12,803	8,517
Balance at end of year	$10,414	$8,442	$12,803
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

Year Ended December 31,	2013	2012	2011
(In millions except per share data)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	4,469	4,526	4,583
Purchases of treasury stock	(121)	(121)	(127)
Treasury stock issued to employees related to stock compensation plans	54	64	70
Balance at end of year	4,402	4,469	4,526
COMMON STOCK	$1,760	$1,760	$1,760
CAPITAL SURPLUS
Balance at beginning of year	11,379	10,332	9,177
Stock issued to employees related to stock compensation plans	569	640	724
Tax benefit (charge) from stock compensation plans	144	144	79
Stock-based compensation	227	259	354
Other activities	(43)	4	(2)
Balance at end of year	12,276	11,379	10,332
REINVESTED EARNINGS
Balance at beginning of year	58,045	53,621	49,337
Net income attributable to shareowners of The Coca-Cola Company	8,584	9,019	8,584
Dividends (per share — $1.12, $1.02 and $0.94 in 2013, 2012 and 2011, respectively)	(4,969)	(4,595)	(4,300)
Balance at end of year	61,660	58,045	53,621
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(3,385)	(2,774)	(1,509)
Net other comprehensive income (loss)	(47)	(611)	(1,265)
Balance at end of year	(3,432)	(3,385)	(2,774)
TREASURY STOCK
Balance at beginning of year	(35,009)	(31,304)	(27,762)
Stock issued to employees related to stock compensation plans	745	786	830
Purchases of treasury stock	(4,827)	(4,491)	(4,372)
Balance at end of year	(39,091)	(35,009)	(31,304)
TOTAL EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$33,173	$32,790	$31,635
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Balance at beginning of year	$378	$286	$314
Net income attributable to noncontrolling interests	42	67	62
Net foreign currency translation adjustment	(3)	38	(52)
Dividends paid to noncontrolling interests	(58)	(48)	(38)
Acquisition of interests held by noncontrolling owners	(34)	(15)	—
Contributions by noncontrolling interests	6	—	—
Business combinations	25	50	—
Deconsolidation of certain entities	(89)	—	—
TOTAL EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$267	$378	$286
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
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations, bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for 1.9 billion of the approximately 57 billion beverage servings of all types consumed worldwide every day.
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
In our concentrate operations, we typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water, or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers — such as cans and refillable and nonrefillable glass and plastic bottles — bearing our trademarks or trademarks licensed to us  and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. Outside the United States, we also sell concentrates for fountain beverages to our bottling partners who are typically authorized to manufacture fountain syrups, which they sell to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers.
Our finished product operations consist primarily of Company-owned or -controlled bottling, sales and distribution operations, including Coca-Cola Refreshments ("CCR"). Our Company-owned or -controlled bottling, sales and distribution operations, other than CCR, are included in our Bottling Investments operating segment. CCR is included in our North America operating segment. Our finished product operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers, such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. In the United States, we authorize wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.

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
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest as well as VIEs for which our Company is the primary beneficiary. Generally, we consolidate only business enterprises that we control by ownership of a majority voting interest. However, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a "VIE." An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to profit guarantees or subordinated financial support. Refer to Note 11. Although these financial arrangements resulted in us holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $2,171 million and $1,776 million as of December 31, 2013 and 2012, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $284 million and $234 million as of December 31, 2013 and 2012, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
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
Amortization expense for infrastructure programs was $69 million, $86 million and $90 million in 2013, 2012 and 2011, respectively. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $6.9 billion, $6.1 billion and $5.8 billion in 2013, 2012 and 2011, respectively.
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $3.3 billion, $3.3 billion and $3.3 billion in 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, advertising and production costs of $363 million and $295 million, respectively, were primarily recorded in the line item prepaid expenses and other assets in our consolidated balance sheets.

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
Shipping and Handling Costs
Shipping and handling costs related to the movement of finished goods from manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our consolidated statements of income. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in the line item selling, general and administrative expenses in our consolidated statements of income. During the years ended December 31, 2013, 2012 and 2011, the Company recorded shipping and handling costs of $2.7 billion, $2.8 billion and $2.4 billion, respectively, in the line item selling, general and administrative expenses. Our customers do not pay us separately for shipping and handling costs related to finished goods.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 28 million, 34 million and 32 million stock option awards were excluded from the computations of diluted net income per share in 2013, 2012 and 2011, respectively, because the awards would have been antidilutive for the years presented.
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
We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities, other than investments accounted for under the equity method, are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as either trading or available-for-sale securities with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in other income (loss) — net in our consolidated statements of income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI"). Trading securities are reported as either marketable securities or other assets in our consolidated balance sheets. Securities classified as available-for-sale are reported as either marketable securities, other investments or other assets in our consolidated balance sheets, depending on the length of time we intend to hold the investment. Refer to Note 3.
Investments in equity securities that we do not control or account for under the equity method and do not have readily determinable fair values for are accounted for under the cost method. Cost method investments are originally recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets, and dividend income from cost method investments is reported in the line item other income (loss) — net in our consolidated statements of income.
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

Year Ended December 31,	2013	2012	2011
Balance at beginning of year	$53	$83	$48
Net charges to costs and expenses	30	5	56
Write-offs	(14)	(19)	(12)
Other[1]	(8)	(16)	(9)
Balance at end of year	$61	$53	$83

[1]	Other includes foreign currency translation and the impact of transferring the assets of our consolidated Philippine and Brazilian bottling operations to assets held for sale. See Note 2.
A significant portion of our net operating revenues and corresponding accounts receivable is derived from sales of our products in international markets. Refer to Note 19. We also generate a significant portion of our net operating revenues by selling concentrates and syrups to bottlers in which we have a noncontrolling interest, including Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), Coca-Cola HBC AG ("Coca-Cola Hellenic"), and Coca-Cola Amatil Limited ("Coca-Cola Amatil"). Refer to Note 6.
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
Derivative Instruments
Our Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk. All derivatives are carried at fair value in our consolidated balance sheets in the line items prepaid expenses and other assets; other assets; or accounts payable and accrued expenses; and other liabilities, as applicable. The cash flow impact of the Company's derivative instruments is primarily included in our consolidated statements of cash flows in net cash provided by operating activities. Refer to Note 5.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; and machinery, equipment and vehicle fleet: 20 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement. Depreciation is not recorded during the period in which a long-lived asset (disposal group) is classified as held for sale, even if the asset (disposal group) continues to generate revenue during the period. Depreciation expense, including the depreciation expense of assets under capital lease, totaled $1,727 million, $1,704 million and $1,654 million in 2013, 2012 and 2011, respectively. Amortization expense for leasehold improvements totaled $16 million, $19 million and $18 million in 2013, 2012 and 2011, respectively.
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
The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, prior to completing the impairment test described above. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment. During 2013, the Company performed qualitative assessments on less than 10 percent of our indefinite-lived intangible assets balance.

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
The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing. During 2013, the Company performed qualitative assessments on approximately 11 percent of our consolidated goodwill balance.
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
Hyperinflationary Economies
A hyperinflationary economy is one that has cumulative inflation of 100 percent or more over a three-year period. Effective January 1, 2010, Venezuela was determined to be a hyperinflationary economy. In accordance with hyperinflationary accounting under accounting principles generally accepted in the United States, our local subsidiary was required to use the U.S. dollar as its functional currency.
During February 2013, the Venezuelan government devalued its currency to the official rate of exchange ("official rate") of 6.3 bolivars per U.S. dollar. The Company remeasured the net assets of our local subsidiary and recognized the related loss of $140 million from remeasurement in the line item other income (loss) — net in our consolidated statement of income.
The Company will continue to use the official rate to remeasure the net assets of our Venezuelan subsidiary. In December 2013, the Venezuelan government devalued the currency for foreign tourists to 11.3 bolivars per U.S. dollar, which may indicate that another official currency devaluation could occur. If the official rate devalues further, or if we are able to access currency at different rates that are reasonable to the Company, it would result in our Company recognizing additional foreign currency exchange gains or losses in our consolidated financial statements. As of December 31, 2013, our Venezuelan subsidiary held monetary assets of $426 million and monetary liabilities of $45 million.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. If a government-approved exchange rate mechanism for future concentrate sales to our bottling partner in Venezuela is not available, the amount of receivables related to these sales will continue to increase. The carrying value of these receivables was $267 million and $109 million as of December 31, 2013 and 2012, respectively. In addition, we have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela. If the bolivar further devalues, it could result in the impairment of these intangible assets. As of December 31, 2013, intangible assets associated with products sold in Venezuela had a carrying value of $107 million.

NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2013, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $353 million, which primarily included our acquisition of the majority of the remaining outstanding shares of Fresh Trading Ltd. ("innocent") and a majority interest in bottling operations in Myanmar. The Company previously accounted for our investment in innocent under the equity method of accounting. We remeasured our equity interest in innocent to fair value upon the close of the transaction. The resulting gain on the remeasurement was not significant to our consolidated financial statements.
During 2012, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,486 million. These payments were primarily related to the following: our investments in the existing beverage business of Aujan Industries Company J.S.C. ("Aujan"), one of the largest independent beverage companies in the Middle East; our investment in Mikuni Coca-Cola Bottling Co., Ltd. ("Mikuni"), a bottling partner located in Japan; our acquisition of Sacramento Coca-Cola Bottling Co., Inc. ("Sacramento bottler"); and our acquisition of bottling operations in Vietnam, Cambodia and Guatemala. The Company's investment in Mikuni was accounted for under the equity method of accounting prior to 2013, when this investment was merged with three other bottlers as Coca-Cola East Japan Bottling Company, Ltd. ("CCEJ"). Refer to Note 17 for details on this transaction.
The Company paid $820 million during 2012 under its definitive agreement with Aujan in exchange for an ownership interest of 50 percent in the Aujan entity that holds the rights to Aujan-owned brands in certain territories and an ownership interest of 49 percent in Aujan's bottling and distribution operations in certain territories. The Company's investments in Aujan are being accounted for under the equity method of accounting.
During 2011, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $971 million. These payments were primarily related to the acquisitions of Great Plains Coca-Cola Bottling Company ("Great Plains") and Honest Tea, Inc. ("Honest Tea"), and an additional investment in Coca-Cola Central Japan Company ("Central Japan"). In addition, these activities included immaterial cash payments for the finalization of working capital adjustments related to our acquisition of the former North America business of Coca-Cola Enterprises Inc. ("CCE").
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
In December 2011, the Company acquired an additional minority interest in Central Japan. As a result, the Company began to account for our investment in Central Japan under the equity method of accounting beginning in December 2011. In 2013, this investment was subsequently merged with three other bottlers as CCEJ. Refer to Note 17 for details on this transaction.
Coca-Cola Erfrischungsgetränke AG
In conjunction with the Company's acquisition of 18 German bottling and distribution operations in 2007, the former owners received put options to sell their respective shares in Coca-Cola Erfrischungsgetränke AG ("CCEAG") back to the Company on January 2, 2014. During 2013, the Company received notification that all of the outstanding put options would be exercised, which will result in the Company paying $498 million to purchase the shares.
Divestitures
During 2013, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $872 million. These proceeds primarily included the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines ("Philippine bottling operations"), and separately, the deconsolidation of our bottling operations in Brazil ("Brazilian bottling operations"). See below for further details on each of these transactions.
In 2011, proceeds from the disposal of bottling companies and other investments totaled $398 million, primarily related to the sale of our investment in Coca-Cola Embonor, S.A. ("Embonor"), a bottling partner with operations primarily in Chile, for $394 million. Prior to this transaction, the Company accounted for our investment in Embonor under the equity method of accounting. Refer to Note 17. None of the Company's other divestitures was individually significant.

Assets and Liabilities Held for Sale
On December 13, 2012, the Company and Coca-Cola FEMSA executed a share purchase agreement for the sale of a majority ownership interest in our Philippine bottling operations. As of December 31, 2012, our Philippine bottling operations met the criteria to be classified as held for sale, and we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon purchase price. Accordingly, we recorded a total loss of $107 million, primarily during the fourth quarter of 2012, in the line item other income (loss) — net in our consolidated statement of income.
This transaction was completed on January 25, 2013. The Company now accounts for our remaining 49 percent ownership interest in the Philippine bottling operations under the equity method of accounting. As a result of this transaction, we remeasured our remaining investment in the Philippine bottling operations to fair value taking into consideration the sale price of the majority ownership interest. Coca-Cola FEMSA has an option to purchase our remaining ownership interest in the Philippine bottling operations at any time during the seven years following closing based on the initial purchase price plus a defined return. Coca-Cola FEMSA also has an option exercisable during the sixth year after closing to sell its ownership interest back to the Company at a price not to exceed the initial purchase price.
On December 17, 2012, the Company entered into an agreement with several parties to combine our Brazilian bottling operations with an independent bottler in Brazil in a transaction involving a disposition of shares for cash and an exchange of shares for a 44 percent minority ownership interest in the newly combined entity, which was recorded at fair value. As of December 31, 2012, our Brazilian bottling operations met the criteria to be classified as held for sale, but we were not required to record their assets and liabilities at fair value less any costs to sell because their fair value exceeded our carrying value. This transaction was completed on July 3, 2013, and resulted in the deconsolidation of our Brazilian bottling operations. The Company recognized a gain of $615 million as a result of this transaction. The owners of the majority interest have the option to acquire up to 24 percent of the new entity's outstanding shares from us at any time for a period of six years beginning December 31, 2013, based on an agreed-upon formula.
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
We determined that our Philippine and Brazilian bottling operations did not meet the criteria to be classified as discontinued operations, primarily due to the continued significant involvement we will have in these operations following each transaction.

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
Trading Securities
As of December 31, 2013 and 2012, our trading securities had a fair value of $372 million and $266 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $12 million and $19 million as of December 31, 2013 and 2012, respectively, and net unrealized losses of $5 million as of December 31, 2011. The Company's trading securities were included in the following captions in our consolidated balance sheets (in millions):

December 31,	2013	2012
Marketable securities	$286	$184
Other assets	86	82
Total trading securities	$372	$266
Available-for-Sale and Held-to-Maturity Securities
As of December 31, 2013 and 2012, the Company did not have any held-to-maturity securities. Available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
2013
Available-for-sale securities:[1,2]
Equity securities	$1,097	$373	$(17)	$1,453
Debt securities	3,388	24	(23)	3,389
	$4,485	$397	$(40)	$4,842
2012
Available-for-sale securities:[1,2]
Equity securities	$957	$441	$(10)	$1,388
Debt securities	3,169	46	(10)	3,205
	$4,126	$487	$(20)	$4,593

[1]	Refer to Note 16 for additional information related to the estimated fair value.

[2]
During 2012, the Company made a change to its overall cash management program. In an effort to manage counterparty risk and diversify our assets, the Company began to make additional investments in high-quality securities. These investments are primarily classified as available-for-sale securities.

The sale and/or maturity of available-for-sale securities resulted in the following activity (in millions):

Year Ended December 31,	2013	2012	2011
Gross gains	$12	$41	$5
Gross losses	(24)	(35)	(1)
Proceeds	4,212	5,036	37

In 2013 and 2012, the Company had investments classified as available-for-sale securities in which our cost basis exceeded the fair value of our investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
In 2011, the Company realized losses of $17 million due to other-than-temporary impairments of certain available-for-sale securities. These impairment charges were recorded in other income (loss) — net. Refer to Note 16 and Note 17.
During 2011, the Company began using one of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European pension plans. In 2013, the Company began using insurance captives for our Canadian pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which have been classified in the line item other assets in our consolidated balance sheets because the assets are not available to satisfy our current obligations. As of December 31, 2013, and December 31, 2012, the Company's available-for-sale securities included solvency capital funds of $667 million and $451 million, respectively.
In 2013 and 2012, the Company did not have any held-to-maturity securities. The Company's available-for-sale securities were included in the following captions in our consolidated balance sheets (in millions):

December 31,	2013	2012
Cash and cash equivalents	$245	$9
Marketable securities	2,861	2,908
Other investments, principally bottling companies	958	1,087
Other assets	778	589
	$4,842	$4,593

The contractual maturities of these investments as of December 31, 2013, were as follows (in millions):

	Available-for-Sale Securities
	Cost	Fair Value
Within 1 year	$1,227	$1,227
After 1 year through 5 years	1,669	1,672
After 5 years through 10 years	156	161
After 10 years	336	329
Equity securities	1,097	1,453
	$4,485	$4,842

The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of December 31, 2013 and 2012. Our cost method investments had a carrying value of $162 million and $145 million as of December 31, 2013 and 2012, respectively.
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

December 31,	2013	2012
Raw materials and packaging	$1,692	$1,773
Finished goods	1,240	1,171
Other	345	320
Total inventories	$3,277	$3,264
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2013	December 31, 2012
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$211	$149
Foreign currency contracts	Other assets	109	—
Commodity contracts	Prepaid expenses and other assets	1	—
Interest rate contracts	Prepaid expenses and other assets	—	7
Interest rate contracts	Other assets	283	335
Total assets		$604	$491
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$84	$55
Foreign currency contracts	Other liabilities	40	—
Commodity contracts	Accounts payable and accrued expenses	1	1
Interest rate contracts	Other liabilities	—	6
Total liabilities		$125	$62

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

[2]	Refer to Note 16 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2013	December 31, 2012
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$21	$19
Foreign currency contracts	Other assets	171	42
Commodity contracts	Prepaid expenses and other assets	33	72
Commodity contracts	Other assets	1	—
Other derivative instruments	Prepaid expenses and other assets	9	6
Total assets		$235	$139
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$24	$24
Foreign currency contracts	Other liabilities	—	1
Commodity contracts	Accounts payable and accrued expenses	23	43
Commodity contracts	Other liabilities	—	1
Interest rate contracts	Other liabilities	3	—
Other derivative instruments	Accounts payable and accrued expenses	—	2
Total liabilities		$50	$71

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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. During the years ended December 31, 2013, 2012 and 2011, the Company did not record any gains or losses into earnings as a result of the discontinuance of cash flow hedges due to forecasted transactions that were no longer expected to occur. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program were $8,450 million and $4,715 million as of December 31, 2013 and 2012, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $26 million and $17 million as of December 31, 2013 and 2012, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $1,828 million and $1,764 million as of December 31, 2013 and 2012, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the years ended December 31, 2013, 2012 and 2011 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2013
Foreign currency contracts	$218	Net operating revenues	$149	$1
Foreign currency contracts	52	Cost of goods sold	32	—	[2]
Interest rate contracts	169	Interest expense	(12)	(3)
Commodity contracts	2	Cost of goods sold	(2)	—
Total	$441		$167	$(2)
2012
Foreign currency contracts	$59	Net operating revenues	$(46)	$2
Foreign currency contracts	34	Cost of goods sold	(23)	—
Interest rate contracts	1	Interest expense	(12)	—	[2]
Commodity contracts	(4)	Cost of goods sold	(1)	—
Total	$90		$(82)	$2
2011
Foreign currency contracts	$3	Net operating revenues	$(231)	$—	[2]
Interest rate contracts	(11)	Interest expense	(12)	(1)
Commodity contracts	(1)	Cost of goods sold	—	—
Total	$(9)		$(243)	$(1)

[1]	The Company records gains and losses reclassified from AOCI in income for the effective portion and ineffective portion, if any, to the same line items in our consolidated statements of income.

[2]	Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of December 31, 2013, the Company estimates that it will reclassify into earnings during the next 12 months gains of approximately $119 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of December 31, 2013, such adjustments increased the carrying value of our long-term debt by $52 million. Refer to Note 10. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the par value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The changes in fair values of hedges that are determined to be ineffective are immediately recognized into earnings. The total notional values of derivatives that related to our fair value hedges of this type were $5,600 million and $6,700 million as of December 31, 2013 and 2012, respectively.
During the first quarter of 2012, the Company began using fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The changes in fair values of hedges that are determined to be ineffective are immediately recognized into earnings. The total notional values of derivatives that related to our fair value hedges of this type were $996 million and $850 million as of December 31, 2013 and 2012, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the years ended December 31, 2013, 2012 and 2011 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
2013
Interest rate contracts	Interest expense	$(193)
Fixed-rate debt	Interest expense	240
Net impact to interest expense		$47
Foreign currency contracts	Other income (loss) — net	$24
Available-for-sale securities	Other income (loss) — net	(48)
Net impact to other income (loss) — net		$(24)
Net impact of fair value hedging instruments		$23
2012
Interest rate contracts	Interest expense	$89
Fixed-rate debt	Interest expense	(42)
Net impact to interest expense		$47
Foreign currency contracts	Other income (loss) — net	$42
Available-for-sale securities	Other income (loss) — net	(46)
Net impact to other income (loss) — net		$(4)
Net impact of fair value hedging instruments		$43
2011
Interest rate contracts	Interest expense	$343
Fixed-rate debt	Interest expense	(333)
Net impact to interest expense		$10
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional values of derivatives under this hedging program were $2,024 million and $1,718 million as of December 31, 2013 and 2012, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the years ended December 31, 2013, 2012 and 2011 (in millions):

	Gain (Loss) Recognized in OCI
Year Ended December 31,	2013	2012	2011
Foreign currency contracts	$61	$(61)	$(3)
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the years ended December 31, 2013, 2012 and 2011. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2013, 2012 and 2011.
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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset the monetary assets and liabilities are recognized into earnings in the line item other income (loss) — net in our consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The changes in fair value of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues and cost of goods sold in our consolidated statements of income. The total notional values of derivatives related to our foreign currency economic hedges were $3,871 million and $3,865 million as of December 31, 2013 and 2012, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $1,441 million and $1,084 million as of December 31, 2013 and 2012, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the years ended December 31, 2013, 2012 and 2011 (in millions):

		Gains (Losses)
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Year Ended December 31,
		2013	2012	2011
Foreign currency contracts	Net operating revenues	$5	$(7)	$7
Foreign currency contracts	Other income (loss) — net	162	24	(37)
Foreign currency contracts	Cost of goods sold	2	—	(12)
Commodity contracts	Net operating revenues	5	4	—
Commodity contracts	Cost of goods sold	(122)	(110)	(42)
Commodity contracts	Selling, general and administrative expenses	7	9	(11)
Interest rate swaps	Interest expense	(3)	—	—
Other derivative instruments	Selling, general and administrative expenses	55	18	8
Total		$111	$(62)	$(87)
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
The Company's equity method investments include our ownership interests in Coca-Cola FEMSA, Coca-Cola Hellenic and Coca-Cola Amatil. As of December 31, 2013, we owned 28 percent, 23 percent and 29 percent, respectively, of these companies' outstanding shares. As of December 31, 2013, our investment in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $2,202 million. This difference is not amortized.

A summary of financial information for our equity method investees in the aggregate is as follows (in millions):

Year Ended December 31,	2013	2012	2011
Net operating revenues	$53,038	$47,087	$42,472
Cost of goods sold	32,377	28,821	26,271
Gross profit	$20,661	$18,266	$16,201
Operating income	$4,380	$4,605	$4,181
Consolidated net income	$2,364	$2,993	$2,237
Less: Net income attributable to noncontrolling interests	62	89	99
Net income attributable to common shareowners	$2,302	$2,904	$2,138
Equity income (loss) — net	$602	$819	$690

December 31,	2013	2012
Current assets	$19,229	$16,054
Noncurrent assets	40,427	32,687
Total assets	$59,656	$48,741
Current liabilities	$14,386	$12,004
Noncurrent liabilities	17,779	12,272
Total liabilities	$32,165	$24,276
Equity attributable to shareowners of investees	$26,668	$23,827
Equity attributable to noncontrolling interests	823	638
Total equity	$27,491	$24,465
Company equity investment	$10,393	$9,216
Net sales to equity method investees, the majority of which are located outside the United States, were $9,178 million, $7,082 million and $6,874 million in 2013, 2012 and 2011, respectively. Total payments, primarily marketing, made to equity method investees were $1,807 million, $1,587 million and $1,147 million in 2013, 2012 and 2011, respectively. In addition, purchases of finished products from equity method investees were $415 million, $392 million and $430 million in 2013, 2012 and 2011, respectively.
If valued at the December 31, 2013, quoted closing prices of shares actively traded on stock markets, the value of our equity method investments in publicly traded bottlers would have exceeded our carrying value by $9,155 million.
Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $1,308 million and $1,280 million as of December 31, 2013 and 2012, respectively. The total amount of dividends received from equity method investees was $401 million, $393 million and $421 million for the years ended December 31, 2013, 2012 and 2011, respectively. Dividends received included a $35 million and $60 million special dividend from Coca-Cola Hellenic during 2012 and 2011, respectively. We classified the receipt of these cash dividends in cash flows from operating activities because our cumulative equity in earnings from Coca-Cola Hellenic exceeded the cumulative distributions received; therefore, the dividends were deemed to be a return on our investment and not a return of our investment.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment (in millions):

December 31,	2013	2012
Land	$1,011	$997
Buildings and improvements	5,605	5,307
Machinery, equipment and vehicle fleet	17,551	16,203
Construction in progress	865	979
	$25,032	$23,486
Less accumulated depreciation	10,065	9,010
Property, plant and equipment — net	$14,967	$14,476
NOTE 8: INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets (in millions):

December 31,	2013	2012
Trademarks[1]	$6,744	$6,527
Bottlers' franchise rights	7,415	7,405
Goodwill	12,312	12,255
Other	171	111
Indefinite-lived intangible assets[2]	$26,642	$26,298
1 The increase in 2013 was primarily related to the Company's consolidation of innocent. Refer to Note 2 for additional information. This increase was partially offset by impairments on certain trademarks. Refer to Note 17 for additional information.
2 During 2010, we entered into license agreements with Dr Pepper Snapple Group, Inc. ("DPSG") to distribute Dr Pepper trademark brands in the United States, Canada Dry in the Northeastern United States, and Canada Dry and C' Plus in Canada. As a result, the Company recorded an asset of $865 million related to the DPSG license agreements. Under the license agreements, the Company agreed to meet certain performance obligations in order to distribute DPSG products in retail and foodservice accounts and vending machines. The license agreements have initial terms of 20 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements. The Company anticipates using the assets indefinitely. The distribution rights acquired from DPSG are the only significant indefinite-lived intangible assets subject to renewal or extension arrangements.

The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Total
2012
Balance as of January 1	$35	$710	$163	$10,515	$117	$679	$12,219
Effect of foreign currency translation	(1)	(19)	5	—	6	(4)	(13)
Acquisitions[1]	—	—	—	100	—	157	257
Adjustments related to the finalization of purchase accounting[1]	—	—	—	(38)	—	—	(38)
Divestitures, deconsolidations and other[2]	—	—	—	—	—	(170)	(170)
Balance as of December 31	$34	$691	$168	$10,577	$123	$662	$12,255
2013
Balance as of January 1	$34	$691	$168	$10,577	$123	$662	$12,255
Effect of foreign currency translation	(3)	29	(12)	—	(6)	10	18
Acquisitions[1]	5	102	—	—	—	20	127
Adjustments related to the finalization of purchase accounting[1]	—	—	—	(4)	—	(1)	(5)
Impairment[3]	—	—	—	—	—	(82)	(82)
Divestitures, deconsolidations and other	—	—	—	(1)	—	—	(1)
Balance as of December 31	$36	$822	$156	$10,572	$117	$609	$12,312

[1]	Refer to Note 2 for information related to the Company's acquisitions and divestitures.

[2]
Relates to the transfer of goodwill associated with the Company's consolidated Philippine and Brazilian bottling operations to assets held for sale as of December 31, 2012. Refer to Note 2 for additional information related to these transactions.

3 Refer to Note 17 for information related to the Company's impairment of goodwill.
Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets (in millions):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$642	$(202)	$440	$622	$(166)	$456
Bottlers' franchise rights	722	(317)	405	730	(221)	509
Trademarks	105	(26)	79	65	(43)	22
Other	128	(83)	45	129	(77)	52
Total	$1,597	$(628)	$969	$1,546	$(507)	$1,039
Total amortization expense for intangible assets subject to amortization was $165 million, $173 million and $192 million in 2013, 2012 and 2011, respectively. Based on the carrying value of definite-lived intangible assets as of December 31, 2013, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense
2014	$160
2015	152
2016	145
2017	112
2018	54

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2013	2012
Accrued marketing	$2,407	$2,231
Other accrued expenses	3,515	2,711
Trade accounts payable	1,933	1,969
Accrued compensation	933	1,045
Sales, payroll and other taxes	450	389
Container deposits	339	335
Accounts payable and accrued expenses	$9,577	$8,680
NOTE 10: DEBT AND BORROWING ARRANGEMENTS
Short-Term Borrowings
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2013 and 2012, we had $16,853 million and $16,204 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 0.2 percent and 0.3 percent per year as of December 31, 2013 and 2012, respectively.
In addition, we had $7,413 million in lines of credit and other short-term credit facilities as of December 31, 2013. The Company's total lines of credit included $48 million that was outstanding and primarily related to our international operations.
Included in the credit facilities discussed above, the Company had $6,410 million in lines of credit for general corporate purposes. These backup lines of credit expire at various times from 2014 through 2018. There were no borrowings under these backup lines of credit during 2013. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.
Long-Term Debt
During 2013, the Company issued $7,500 million of long-term debt. The general terms of the notes issued are as follows:

•	$500 million total principal amount of notes due March 5, 2015, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") minus 0.02 percent;

•	$500 million total principal amount of notes due November 1, 2016, at a variable interest rate equal to the three-month LIBOR plus 0.10 percent;

•	$500 million total principal amount of notes due November 1, 2016, at a fixed interest rate of 0.75 percent;

•	$1,250 million total principal amount of notes due April 1, 2018, at a fixed interest rate of 1.15 percent;

•	$1,250 million total principal amount of notes due November 1, 2018, at a fixed interest rate of 1.65 percent;

•	$1,250 million total principal amount of notes due November 1, 2020, at a fixed interest rate of 2.45 percent;

•	$750 million total principal amount of notes due April 1, 2023, at a fixed interest rate of 2.50 percent; and

•	$1,500 million total principal amount of notes due November 1, 2023, at a fixed interest rate of 3.20 percent.
During 2013, the Company retired $1,250 million of debt upon maturity. The Company also extinguished $2,154 million of long-term debt prior to maturity, incurring associated extinguishment charges of $50 million. The general terms of the notes that were extinguished were:

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
During 2011, the Company issued $2,979 million of long-term debt. We used $979 million of this debt and paid a premium of $208 million to exchange $1,022 million of existing long-term debt that was assumed in connection with our acquisition of CCE's former North America business. The remaining cash from the issuance was used to reduce the Company's outstanding commercial paper balance and exchange a certain amount of short-term debt.
The general terms of the notes issued during 2011 are as follows:

•	$1,655 million total principal amount of notes due September 1, 2016, at a fixed interest rate of 1.8 percent; and

•	$1,324 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 3.3 percent.
During 2011, the Company extinguished $20 million of long-term debt prior to maturity. In addition, the Company repurchased long-term debt during 2011, which included $99 million in unamortized fair value adjustments related to purchase accounting for a prior year transaction and was settled throughout the year as follows:

•	$674 million, which represented the carrying value of all of our outstanding British pound sterling notes, was repurchased; and

•	$61 million in carrying value of long-term debt was repurchased.
The Company recorded a net charge of $9 million in the line item interest expense in our consolidated statement of income during the year ended December 31, 2011. This net charge was due to the exchange, repurchase and/or extinguishment of long-term debt described above.
The Company's long-term debt consisted of the following (in millions, except average rate data):

	December 31, 2013		December 31, 2012
	Amount	Average Rate [1]	Amount	Average Rate[1]
U.S. dollar notes due 2014–2093	$17,427	1.8%	$13,407	1.7%
U.S. dollar debentures due 2017–2098	2,191	3.9	2,207	3.7
U.S. dollar zero coupon notes due 2020[2]	138	8.4	135	8.4
Other, due through 2098[3]	370	4.0	291	4.4
Fair value adjustment[4]	52	N/A	273	N/A
Total[5,6]	$20,178	2.2%	$16,313	2.1%
Less current portion	1,024		1,577
Long-term debt	$19,154		$14,736

[1]
These rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effects of interest rate swap agreements as well as fair value adjustments, if applicable. Refer to Note 5 for a more detailed discussion on interest rate management.

[2]	This amount is shown net of unamortized discounts of $33 million and $36 million as of December 31, 2013 and 2012, respectively.

[3]	As of December 31, 2013, the amount shown includes $167 million of debt instruments that are due through 2022.

[4]	Refer to Note 5 for additional information about our fair value hedging strategy.

[5]
As of December 31, 2013 and 2012, the fair value of our long-term debt, including the current portion, was $20,352 million and $17,157 million, respectively. The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments.

[6]	The above notes and debentures include various restrictions, none of which is presently significant to our Company.
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from CCE of $514 million and $617 million as of December 31, 2013 and 2012, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2013, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 19 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $498 million, $574 million and $573 million in 2013, 2012 and 2011, respectively.
Maturities of long-term debt for the five years succeeding December 31, 2013, are as follows (in millions):

Maturities of Long-Term Debt
2014	$1,024
2015	2,573
2016	2,681
2017	1,394
2018	3,298
NOTE 11: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2013, we were contingently liable for guarantees of indebtedness owed by third parties of $662 million, of which $288 million was related to VIEs. Refer to Note 1 for additional information related to the Company's maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"). During that time, the Company purchased over $400 million of insurance coverage, which also insures Aqua-Chem for some of its prior and future costs for certain product liability and other claims. A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and currently has approximately 40,000 active claims pending against it. In September 2002, Aqua-Chem notified our Company that it believed we were obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation in Georgia to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. During the course of the Wisconsin insurance coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who have or will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for 100 percent of Aqua-Chem's losses up to policy limits. The court's judgment concluded the Wisconsin insurance coverage litigation. The Georgia litigation remains subject to the stay agreement. The Company and Aqua-Chem continued to negotiate with various insurers that were defendants in the Wisconsin insurance coverage litigation over those insurers' obligations to defend and indemnify Aqua-Chem for the asbestos-related claims. The Company anticipated that a final settlement with three of those insurers (the “Chartis insurers”) would be finalized in May 2011, but such insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit against them in Wisconsin state court to enforce the coverage-in-place settlement or, in the alternative, to obtain a declaratory judgment validating Aqua-Chem and the Company's interpretation of the court's judgment in the Wisconsin insurance coverage litigation. In February 2012, the parties filed and argued a number of cross-motions for summary judgment related to the issues of the enforceability of the settlement agreement and the exhaustion of policies underlying those of the Chartis insurers. The court granted defendants' motions for summary judgment that the 2011 Settlement Agreement and 2010 Term Sheet were not binding contracts, but denied their similar motions related to plaintiffs' claims for promissory and/or equitable estoppel. On or about May 15, 2012, the parties entered into a mutually agreeable settlement/stipulation resolving two major issues: exhaustion of underlying coverage and control of defense. On or about January 10, 2013, the parties reached a settlement of the estoppel claims and all of the remaining coverage issues, with the exception of one disputed issue relating to the scope of the Chartis insurers' defense obligations in two policy years. The trial court granted summary judgment in favor of the Company and Aqua-Chem on that one open issue and entered a final appealable judgment to that effect following the parties' settlement. On January 23, 2013, the Chartis insurers filed a notice of appeal of the trial court's summary judgment ruling. On October 29, 2013, the Wisconsin Court of Appeals affirmed the grant of summary judgment in favor of the Company and Aqua-Chem. On November 27, 2013, the Chartis insurers filed a petition for review in the Supreme Court of Wisconsin, and on December 11, 2013, the Company filed its opposition to that petition. Whatever the outcome of the Chartis insurers’ appeal to the Wisconsin Supreme Court, the Chartis insurers will remain subject to the court’s judgment in the Wisconsin insurance coverage litigation.
The Company is unable to estimate at this time the amount or range of reasonably possible loss it may ultimately incur as a result of asbestos-related claims against Aqua-Chem. The Company believes that assuming (1) the defense and indemnity costs for the asbestos-related claims against Aqua-Chem in the future are in the same range as during the past five years, and (2) the various insurers that cover the asbestos-related claims against Aqua-Chem remain solvent, regardless of the outcome of the coverage-in-place settlement litigation but taking into account the issues resolved to date, insurance coverage for substantially all defense and indemnity costs would be available for the next 10 to 15 years.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. The Company's self-insurance reserves totaled $537 million and $508 million as of December 31, 2013 and 2012, respectively.
Workforce (Unaudited)
We refer to our employees as "associates." As of December 31, 2013, our Company had approximately 130,600 associates, of which approximately 66,800 associates were located in the United States. Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2013, approximately 18,000 associates, excluding seasonal hires, in North America were covered by collective bargaining agreements. These agreements typically have terms of three to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire. The Company believes that its relations with its associates are generally satisfactory.

Operating Leases
The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2013 (in millions):

Year Ended December 31,	Operating Lease Payments
2014	$252
2015	180
2016	142
2017	107
2018	88
Thereafter	276
Total minimum operating lease payments[1]	$1,045

[1]	Income associated with sublease arrangements is not significant.
NOTE 12: STOCK COMPENSATION PLANS
Our Company grants stock options and restricted stock awards to certain employees of the Company. Total stock-based compensation expense was $227 million, $259 million and $354 million in 2013, 2012 and 2011, respectively, and was included as a component of selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in our consolidated statements of income related to stock-based compensation arrangements was $62 million, $72 million and $99 million in 2013, 2012 and 2011, respectively.
As of December 31, 2013, we had $416 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.8 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
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

	2013	2012	2011
Fair value of options at grant date	$3.73	$3.80	$4.64
Dividend yield[1]	2.8%	2.7%	2.7%
Expected volatility[2]	17.0%	18.0%	19.0%
Risk-free interest rate[3]	0.9%	1.0%	2.3%
Expected term of the option[4]	5 years	5 years	5 years

[1]	The dividend yield is the calculated yield on the Company's stock at the time of the grant.

[2]	Expected volatility is based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock and other factors.

[3]	The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

[4]	The expected term of the option represents the period of time that options granted are expected to be outstanding and is derived by analyzing historical exercise behavior.
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

The Company had the following active stock option plans as of December 31, 2013:

•
The Coca-Cola Company 1999 Stock Option Plan (the "1999 Option Plan") was approved by shareowners in April 1999. Under the 1999 Option Plan, a maximum of 240 million shares of our common stock was approved to be issued or transferred, through the grant of stock options, to certain officers and employees.

•
The Coca-Cola Company 2002 Stock Option Plan (the "2002 Option Plan") was approved by shareowners in April 2002. An amendment to the 2002 Option Plan which permitted the issuance of stock appreciation rights was approved by shareowners in April 2003. Under the 2002 Option Plan, a maximum of 240 million shares of our common stock was approved to be issued or transferred, through the grant of stock options or stock appreciation rights, to certain officers and employees. No stock appreciation rights have been issued under the 2002 Option Plan as of December 31, 2013.

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

As of December 31, 2013, there were 84 million shares available to be granted under the 1999 Option Plan, 2002 Option Plan and 2008 Option Plan. Options to purchase common stock under all of these plans have generally been granted at the fair market value of the Company's stock at the date of grant.
Stock option activity for all stock option plans for the year ended December 31, 2013, was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2013	309	$27.27
Granted	56	37.68
Exercised	(53)	25.02
Forfeited/expired	(7)	34.34
Outstanding on December 31, 2013[1]	305	$29.42	5.82 years	$3,636
Expected to vest at December 31, 2013	302	$29.33	5.78 years	$3,614
Exercisable on December 31, 2013	187	$25.87	4.25 years	$2,887

[1]
Includes 3 million stock option replacement awards in connection with our acquisition of CCE's former North America business in 2010. These options had a weighted-average exercise price of $18.02, and generally vest over 3 years and expire 10 years from the original date of grant.

The total intrinsic value of the options exercised was $815 million, $780 million and $631 million in 2013, 2012 and 2011, respectively. The total shares exercised were 53 million, 61 million and 65 million in 2013, 2012 and 2011, respectively.
Restricted Stock Award Plans
Under The Coca-Cola Company 1989 Restricted Stock Award Plan and The Coca-Cola Company 1983 Restricted Stock Award Plan (the "Restricted Stock Award Plans"), 80 million and 48 million shares of restricted common stock, respectively, were originally available to be granted to certain officers and key employees of our Company. As of December 31, 2013, 25 million shares remain available for grant under the Restricted Stock Award Plans. The Company issues restricted stock to employees as a result of performance share unit awards, time-based awards and performance-based awards.
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
Performance share units under The Coca-Cola Company 1989 Restricted Stock Award Plan require achievement of certain financial measures, primarily compound annual growth in earnings per share or economic profit. These financial measures are adjusted for certain items approved and certified by the Audit Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year to year comparison of the specific performance criteria. Economic profit is our net operating profit after tax less the cost of the capital used in our business. In the event the financial results equal the predefined target, the Company will grant the number of restricted shares equal to the target award in the underlying performance share unit agreements. In the event the financial results exceed the predefined target, additional shares up to the maximum award may be granted. In the event the financial results fall below the predefined target, a reduced number of shares may be granted. If the financial results fall below the threshold award performance level, no shares will be granted. Performance share units are generally settled in stock, except for certain circumstances such as death or disability, where former employees or their beneficiaries are provided a cash equivalent payment. As of December 31, 2013, performance share units of 5,365,000, 6,487,000 and 6,122,000 were outstanding for the 2011–2013, 2012–2014 and 2013–2015 performance periods, respectively, based on the target award amounts in the performance share unit agreements.
The following table summarizes information about performance share units based on the target award amounts in the performance share unit agreements:

	Share Units (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2013	17,584	$28.01
Granted	6,425	32.67
Conversions of restricted stock units[1]	(5,220)	25.17
Paid in cash equivalent	(55)	32.25
Canceled/forfeited	(760)	30.33
Outstanding on December 31, 2013[2]	17,974	$30.41

[1]
Represents the target amount of performance share units converted to restricted stock units based on the financial results for the 2010-2012 performance period. The vesting of restricted stock units is subject to the terms of the performance share unit agreements.

[2]	The outstanding performance share units as of December 31, 2013, at the threshold award and maximum award levels were 9.0 million and 27.0 million, respectively.

The weighted-average grant date fair value of performance share units granted was $32.67 in 2013, $29.95 in 2012 and $25.58 in 2011. The Company converted performance share units of 54,999 in 2013, 16,267 in 2012 and 19,462 in 2011 to cash equivalent payments of $1.8 million, $0.6 million and $0.7 million, respectively, to former employees who were ineligible for restricted stock grants due to certain events such as death or disability.
The following table summarizes information about the conversions of performance share units to restricted stock and restricted stock units:

	Share Units (In thousands)	Weighted-Average Grant Date Fair Value[1]
Nonvested on January 1, 2013[2]	98	$26.54
Conversions of restricted stock units[3]	7,830	25.17
Vested and released	(406)	25.52
Canceled/forfeited	(508)	25.17
Nonvested on December 31, 2013[2]	7,014	$25.17

[1]	The weighted-average grant date fair value is based on the fair values of the performance share units granted.

[2]	The nonvested shares as of January 1, 2013, and December 31, 2013, are presented at the performance share units' certified award level.

[3]	The converted shares are presented at the performance share units' certified award level of 150 percent.
The total intrinsic value of restricted shares that were vested and released was $16 million, $148 million and $72 million in 2013, 2012 and 2011, respectively. The total restricted share units vested and released in 2013 were 405,963 at the certified award level. In 2012 and 2011, the total restricted share units vested and released were 4,301,732 and 2,084,912, respectively.
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
On the acquisition date, the Company issued 3.3 million replacement performance share unit awards at target with a weighted-average grant date price of $29.56 per share that were either projected to pay out at, or previously certified at a payout rate of 200 percent. In accordance with accounting principles generally accepted in the United States, the portion of the fair value of the replacement awards related to services provided prior to the acquisition was included in the total purchase price. The portion of the fair value associated with future service was recognized as expense in the fourth quarter of 2010. As of January 1, 2011, there were 3.8 million shares subject to release under these plans based on the 200 percent payout. During 2011, the Company released 3.1 million shares at the 200 percent payout with an intrinsic value of $98 million. During 2012, the Company released 0.6 million shares at the 200 percent payout with an intrinsic value of $22 million. During 2013, the Company released 0.1 million shares at the 200 percent payout with an intrinsic value of $5 million. As of December 31, 2013, the Company had no remaining outstanding replacement performance share units.
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
For time-based and performance-based restricted stock awards, participants are entitled to vote and receive dividends on the restricted shares. The Company also awards time-based and performance-based restricted stock units for which participants may receive payments of dividend equivalents but are not entitled to vote. As of December 31, 2013, the Company had outstanding nonvested time-based and performance-based restricted stock awards, including restricted stock units, of 700,000 and 81,000, respectively. Time-based and performance-based restricted stock awards were not significant to our consolidated financial statements.

In 2010, the Company issued time-based restricted stock replacement awards, including restricted stock units, in connection with our acquisition of CCE's former North America business. These awards were converted into equivalent shares of the Company's common stock. These restricted share awards entitle the participant to dividend equivalents (which vest, in some cases, only if the restricted share unit vests), but not the right to vote. As of December 31, 2013, the Company had 59,000 outstanding nonvested time-based restricted stock replacement awards, including restricted stock units. These time-based restricted awards were not significant to our consolidated financial statements.
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
We refer to the funded defined benefit pension plan in the United States that is not associated with collective bargaining organizations as the "primary U.S. plan." As of December 31, 2013, the primary U.S. plan represented 57 percent and 63 percent of the Company's consolidated projected benefit obligation and pension assets, respectively.
In December 2013, the Company modified The Coca-Cola Company Retiree Health Plan. Effective January 1, 2015, the current prescription drug plan will be replaced by a Company-sponsored Medicare Part D Plan. The change reduced the accumulated postretirement benefit obligation of the plan by approximately $71 million. The Coca-Cola Refreshments Welfare Plan for Retirees will not be impacted by this change because of variations in the design of the plan.
Obligations and Funded Status
The following table sets forth the changes in benefit obligations and the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Benefit obligation at beginning of year[1]	$9,693	$8,255	$1,104	$953
Service cost	280	291	36	34
Interest cost	378	388	42	43
Foreign currency exchange rate changes	(69)	(7)	(2)	3
Amendments	(1)	(3)	(73)	(2)
Actuarial loss (gain)	(899)	1,259	(91)	115
Benefits paid[2]	(538)	(420)	(77)	(53)
Settlements	(9)	(35)	—	—
Curtailments	—	6	—	—
Special termination benefits	2	1	—	—
Other[3]	8	(42)	7	11
Benefit obligation at end of year[1]	$8,845	$9,693	$946	$1,104
Fair value of plan assets at beginning of year	$7,584	$6,171	$202	$185
Actual return on plan assets	1,043	822	40	16
Employer contributions	639	1,056	—	—
Foreign currency exchange rate changes	(43)	(17)	—	—
Benefits paid	(474)	(366)	(2)	(2)
Settlements	(5)	(34)	—	—
Other[3]	2	(48)	3	3
Fair value of plan assets at end of year	$8,746	$7,584	$243	$202
Net liability recognized	$(99)	$(2,109)	$(703)	$(902)

[1]
For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $8,523 million and $9,345 million as of December 31, 2013 and 2012, respectively.

[2]
Benefits paid to pension plan participants during 2013 and 2012 included $64 million and $54 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. Benefits paid to participants of other benefit plans during 2013 and 2012 included $75 million and $51 million, respectively, that were paid from Company assets.

[3]
In 2012, primarily relates to the transfer of assets and liabilities associated with the Company's consolidated Philippine bottling operations to assets held for sale and liabilities held for sale as of December 31, 2012. Refer to Note 2 for additional information.

Pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2013	2012	2013	2012
Noncurrent asset	$1,067	$395	$—	$—
Current liability	(76)	(73)	(21)	(21)
Long-term liability	(1,090)	(2,431)	(682)	(881)
Net liability recognized	$(99)	$(2,109)	$(703)	$(902)
Certain of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2013	2012
Projected benefit obligation	$1,521	$9,161
Fair value of plan assets	374	6,659
Certain of our pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2013	2012
Accumulated benefit obligation	$1,446	$8,736
Fair value of plan assets	351	6,546
Pension Plan Assets
The following table presents total assets for our U.S. and non-U.S. pension plans (in millions):

	U.S. Plans		Non-U.S. Plans
December 31,	2013	2012	2013	2012
Cash and cash equivalents	$240	$299	$274	$87
Equity securities:
U.S.-based companies	1,422	1,844	280	37
International-based companies	698	324	586	640
Fixed-income securities:
Government bonds	464	399	304	163
Corporate bonds and debt securities	1,369	856	137	126
Mutual, pooled and commingled funds[1]	1,134	1,057	453	453
Hedge funds/limited partnerships	526	496	17	29
Real estate	245	248	6	9
Other	245	26	346	491
Total pension plan assets[2]	$6,343	$5,549	$2,403	$2,035

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

[2]
Fair value disclosures related to our pension assets are included in Note 16. Fair value disclosures include, but are not limited to, the levels within the fair value hierarchy in which the fair value measurements in their entirety fall; a reconciliation of the beginning and ending balances of Level 3 assets; and information about the valuation techniques and inputs used to measure the fair value of our pension assets.

Investment Strategy for U.S. Pension Plans
The Company utilizes the services of investment managers to actively manage the pension assets of our U.S. plans. We have established asset allocation targets and investment guidelines with each investment manager. Our asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the plan. Selection of the targeted asset allocation for U.S. plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. During 2012, the Company revised the asset allocation targets and restructured the investment manager composition to further diversify investment risk and reduce volatility while maintaining long-term return objectives. Our revised target allocation is a mix of 42 percent equity investments, 30 percent fixed-income investments and 28 percent alternative investments. We believe this target allocation will enable us to achieve the following long-term investment objectives:

(1)	optimize the long-term return on plan assets at an acceptable level of risk;

(2)	maintain a broad diversification across asset classes and among investment managers; and

(3)	maintain careful control of the risk level within each asset class.
The guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Additionally, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2013, no investment manager was responsible for more than 10 percent of total U.S. plan assets.
Our target allocation of 42 percent equity investments is composed of 60 percent global equities, 16 percent emerging market equities and 24 percent domestic small- and mid-cap equities. Optimal returns through our investments in global equities are achieved through security selection as well as country and sector diversification. Investments in the common stock of our Company accounted for approximately 5 percent of our global equities allocation and approximately 2 percent of total U.S. plan assets. Our investments in global equities are intended to provide diversified exposure to both U.S. and non-U.S. equity markets. Our investments in both emerging market equities and domestic small- and mid-cap equities are expected to experience larger swings in their market value on a periodic basis. Our investments in these asset classes are selected based on capital appreciation potential.
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
In addition to equity investments and fixed-income investments, we have a target allocation of 28 percent in alternative investments. These alternative investments include hedge funds, reinsurance, private equity limited partnerships, leveraged buyout funds, international venture capital partnerships and real estate. The objective of investing in alternative investments is to provide a higher rate of return than that available from publicly traded equity securities. These investments are inherently illiquid and require a long-term perspective in evaluating investment performance.
Investment Strategy for Non-U.S. Pension Plans
As of December 31, 2013, the long-term target allocation for 41 percent of our international subsidiaries' plan assets, primarily certain of our European plans, is 62 percent equity securities and 38 percent fixed-income securities. The actual allocation for the remaining 59 percent of the Company's international subsidiaries' plan assets consisted of 31 percent mutual, pooled and commingled funds; 21 percent equity securities; 7 percent fixed-income securities; and 41 percent other investments. The investment strategies of our international subsidiaries differ greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.

Other Postretirement Benefit Plan Assets
Plan assets associated with other postretirement benefits primarily represents funding of one of the U.S. postretirement benefit plans through a U.S. Voluntary Employee Beneficiary Association ("VEBA"), a tax-qualified trust. The VEBA assets remain segregated from the U.S. pension master trust and are primarily invested in liquid assets due to the level of expected future benefit payments.
The following table presents total assets for our other postretirement benefit plans (in millions):

December 31,	2013	2012
Cash and cash equivalents	$10	$13
Equity securities:
U.S.-based companies	112	81
International-based companies	8	4
Fixed-income securities:
Government bonds	79	78
Corporate bonds and debt securities	9	5
Mutual, pooled and commingled funds	18	16
Hedge funds/limited partnerships	3	3
Real estate	2	2
Other	2	—
Total other postretirement benefit plan assets[1]	$243	$202

[1]
Fair value disclosures related to our other postretirement benefit plan assets are included in Note 16. Fair value disclosures include, but are not limited to, the levels within the fair value hierarchy in which the fair value measurements in their entirety fall; a reconciliation of the beginning and ending balances of Level 3 assets; and information about the valuation techniques and inputs used to measure the fair value of our other postretirement benefit plan assets.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits			Other Benefits
Year Ended December 31,	2013	2012	2011	2013	2012	2011
Service cost	$280	$291	$249	$36	$34	$32
Interest cost	378	388	391	42	43	45
Expected return on plan assets[1]	(659)	(573)	(508)	(9)	(8)	(8)
Amortization of prior service cost (credit)	(2)	(2)	5	(10)	(52)	(61)
Amortization of actuarial loss	197	137	82	13	6	2
Net periodic benefit cost	$194	$241	$219	$72	$23	$10
Settlement charge	1	3	3	—	—	—
Curtailment charge	—	6	—	—	—	—
Special termination benefits[2]	2	1	8	—	—	3
Total cost recognized in the statements of income	$197	$251	$230	$72	$23	$13

[1]	The Company has elected to use the actual fair value of plan assets as the market-related value of assets in the determination of the expected return on plan assets.

[2]
The special termination benefits primarily relate to the Company's productivity, restructuring and integration initiatives. Refer to Note 18 for additional information related to our productivity, restructuring and integration initiatives.

The following table sets forth the changes in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Beginning balance in AOCI	$(3,032)	$(2,169)	$(186)	$(34)
Recognized prior service cost (credit)	(2)	(2)	(10)	(52)
Recognized net actuarial loss (gain)	198	140	13	6
Prior service credit (cost) arising in current year	1	3	73	2
Net actuarial (loss) gain arising in current year	1,283	(1,009)	122	(107)
Foreign currency translation gain (loss)	15	5	1	(1)
Ending balance in AOCI	$(1,537)	$(3,032)	$13	$(186)
The following table sets forth amounts in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2013	2012	2013	2012
Prior service credit (cost)	$12	$16	$86	$23
Net actuarial loss	(1,549)	(3,048)	(73)	(209)
Ending balance in AOCI	$(1,537)	$(3,032)	$13	$(186)
Amounts in AOCI expected to be recognized as components of net periodic pension cost in 2014 are as follows (in millions, pretax):

	Pension Benefits	Other Benefits
Amortization of prior service cost (credit)	$(2)	$(17)
Amortization of actuarial loss	76	2
	$74	$(15)
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2013	2012	2013	2012
Discount rate	4.75%	4.00%	4.75%	4.00%
Rate of increase in compensation levels	3.50%	3.50%	N/A	N/A
Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
Year Ended December 31,	2013	2012	2011	2013	2012	2011
Discount rate	4.00%	4.75%	5.50%	4.00%	4.75%	5.25%
Rate of increase in compensation levels	3.50%	3.25%	4.00%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	4.75%	4.75%	4.75%
The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2013 net periodic pension cost for the U.S. plans was 8.5 percent. As of December 31, 2013, the 10-year annualized return on plan assets in the primary U.S. plan was 6.9 percent, the 15-year annualized return was 6.2 percent, and the annualized return since inception was 11.1 percent.

The assumed health care cost trend rates are as follows:

December 31,	2013	2012
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2019
The Company's U.S. postretirement benefit plans are primarily defined dollar benefit plans that limit the effects of medical inflation because the plans have established dollar limits for determining our contributions. As a result, the effect of a 1 percentage point change in the assumed health care cost trend rate would not be significant to the Company.
The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. Rates for each of our U.S. plans at December 31, 2013, were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For our non-U.S. plans, we base the discount rate on comparable indices within each of the countries. The rate of compensation increase assumption is determined by the Company based upon annual reviews. We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.
Cash Flows
Our estimated future benefit payments for funded and unfunded plans are as follows (in millions):

Year Ended December 31,	2014	2015	2016	2017	2018	2019–2023
Pension benefit payments	$471	$483	$512	$554	$558	$3,084
Other benefit payments[1]	59	62	64	65	66	346
Total estimated benefit payments	$530	$545	$576	$619	$624	$3,430

[1]
The expected benefit payments for our other postretirement benefit plans are net of estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to be approximately $8 million for the period 2014–2018, and $5 million for the period 2019–2023.

The Company anticipates making pension contributions in 2014 of approximately $175 million, all of which will be allocated to our international plans. The majority of these contributions are discretionary.
Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the largest U.S. defined contribution plan, we match participants' contributions up to a maximum of 3.5 percent of compensation, subject to certain limitations. Company costs related to the U.S. plans were $97 million, $93 million and $78 million in 2013, 2012 and 2011, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company costs associated with those plans were $32 million, $29 million and $31 million in 2013, 2012 and 2011, respectively.
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
The Company's expense for U.S. multi-employer pension plans totaled $37 million, $31 million, and $69 million in 2013, 2012, and 2011, respectively. In 2011, the Company's expense for U.S. multi-employer pension plans included charges of $32 million related to the withdrawal from certain of these plans in connection with the Company's integration initiatives in North America. Refer to Note 18 for additional information related to these initiatives. The plans we currently participate in have contractual arrangements that extend into 2018. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we currently participate, we would need to record the appropriate withdrawal liabilities at that time.

NOTE 14: INCOME TAXES
Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2013	2012	2011
United States	$2,451	$3,526	$3,029
International	9,026	8,283	8,429
Total	$11,477	$11,809	$11,458
Income tax expense consisted of the following for the years ended December 31, 2013, 2012 and 2011 (in millions):

	United States	State and Local	International	Total
2013
Current	$713	$102	$1,388	$2,203
Deferred	305	38	305	648
2012
Current	$602	$74	$1,415	$2,091
Deferred	936	33	(337)	632
2011
Current	$286	$66	$1,425	$1,777
Deferred	898	27	110	1,035
We made income tax payments of $2,162 million, $981 million and $1,612 million in 2013, 2012 and 2011, respectively.
A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2013		2012		2011
Statutory U.S. federal tax rate	35.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	1.0		1.1		0.9
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(10.3)	[1,2,3]	(9.5)	[6,7]	(9.5)	[10,11,12]
Reversal of valuation allowances	—		(2.4)	[8]	—
Equity income or loss	(1.4)	[4]	(2.0)		(1.4)	[13]
Other operating charges	1.2	[5]	0.4	[9]	0.3	[14]
Other — net	(0.7)		0.5		(0.8)	[15,16,17,18]
Effective tax rate	24.8%		23.1%		24.5%

[1]
Includes a tax benefit of $26 million (or a 0.2 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[2]
Includes a tax expense of $279 million on pretax net gains of $501 million (or a 0.9 percent impact on our effective tax rate) related to the deconsolidation of our Brazilian bottling operations upon their combination with an independent bottler and a loss due to the merger of four of the Company's Japanese bottling partners. Refer to Note 2 and Note 17.

[3]	Includes a tax expense of $3 million (or a 0.5 percent impact on our effective tax rate) related to a charge of $149 million due to the devaluation of the Venezuelan bolivar. Refer to Note 19.

[4]
Includes an $8 million tax benefit on a pretax charge of $159 million (or a 0.4 percent impact on our effective tax rate) related to our proportionate share of unusual or infrequent items recorded by our equity method investees. Refer to Note 17.

[5]
Includes a tax benefit of $175 million on pretax charges of $877 million (or a 1.2 percent impact on our effective tax rate) primarily related to impairment charges recorded on certain of the Company's intangible assets and charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

[6]
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

[8]	Relates to a net tax benefit of $283 million associated with the reversal of valuation allowances in certain of the Company's foreign jurisdictions.

[9]
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

[10]	Includes a tax benefit of $6 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[11]	Includes a zero percent effective tax rate on pretax charges of $17 million due to the impairment of available-for-sale securities. Refer to Note 3 and Note 17.

[12]
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

[13]
Includes a tax benefit of $7 million on pretax net charges of $53 million (or a 0.1 percent impact on our effective tax rate) related to our proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees. Refer to Note 17.

[14]
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

[15]
Includes a tax benefit of $8 million on pretax charges of $19 million related to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's former North America business.

[16]
Includes a tax benefit of $3 million on pretax net charges of $9 million related to the repurchase and/or exchange of certain long-term debt assumed in connection with our acquisition of CCE's former North America business as well as the early extinguishment of certain other long-term debt. Refer to Note 10.

[17]	Includes a tax benefit of $14 million on pretax charges of $41 million related to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 17.

[18]	Includes a tax benefit of $2 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in certain domestic jurisdictions.
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2015 to 2022. We expect each of these grants to be renewed indefinitely. Tax incentive grants favorably impacted our income tax expense by $279 million, $280 million and $193 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
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
As of December 31, 2013, the gross amount of unrecognized tax benefits was $230 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $166 million, exclusive of any benefits related to interest and penalties. The remaining $64 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts is as follows (in millions):

Year Ended December 31,	2013	2012	2011
Beginning balance of unrecognized tax benefits	$302	$320	$387
Increases related to prior period tax positions	1	69	9
Decreases related to prior period tax positions	(7)	(15)	(19)
Increases related to current period tax positions	8	23	6
Decreases related to current period tax positions	—	—	(1)
Decreases related to settlements with taxing authorities	(4)	(45)	(5)
Reductions as a result of a lapse of the applicable statute of limitations	(59)	(36)	(46)
Increases (decreases) from effects of foreign currency exchange rates	(11)	(14)	(11)
Ending balance of unrecognized tax benefits	$230	$302	$320
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $105 million, $113 million and $110 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2013, 2012 and 2011, respectively. Of these amounts, $8 million of benefit, $33 million of expense and $2 million of benefit were recognized through income tax expense in 2013, 2012 and 2011, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
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
As of December 31, 2013, undistributed earnings of the Company's foreign subsidiaries amounted to $30.6 billion. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in millions):

December 31,	2013	2012
Deferred tax assets:
Property, plant and equipment	$102	$89
Trademarks and other intangible assets	63	77
Equity method investments (including foreign currency translation adjustment)	243	209
Derivative financial instruments	50	116
Other liabilities	1,102	1,178
Benefit plans	1,237	1,808
Net operating/capital loss carryforwards	790	782
Other	225	320
Gross deferred tax assets	$3,812	$4,579
Valuation allowances	(586)	(487)
Total deferred tax assets[1,2]	$3,226	$4,092
Deferred tax liabilities:
Property, plant and equipment	$(2,417)	$(2,204)
Trademarks and other intangible assets	(4,192)	(4,133)
Equity method investments (including foreign currency translation adjustment)	(1,070)	(712)
Derivative financial instruments	(147)	(140)
Other liabilities	(69)	(144)
Benefit plans	(473)	(495)
Other	(810)	(929)
Total deferred tax liabilities[3]	$(9,178)	$(8,757)
Net deferred tax liabilities	$(5,952)	$(4,665)

[1]	Noncurrent deferred tax assets of $328 million and $403 million were included in the line item other assets in our consolidated balance sheets as of December 31, 2013 and 2012, respectively.

[2]
Current deferred tax assets of $211 million and $244 million were included in the line item prepaid expenses and other assets in our consolidated balance sheets as of December 31, 2013 and 2012, respectively.

[3]
Current deferred tax liabilities of $339 million and $331 million were included in the line item accounts payable and accrued expenses in our consolidated balance sheets as of December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, we had $198 million of net deferred tax liabilities and $70 million of net deferred tax assets located in countries outside the United States.
As of December 31, 2013, we had $6,914 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $488 million must be utilized within the next five years, and the remainder can be utilized over a period greater than five years.
An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2013	2012	2011
Balance at beginning of year	$487	$859	$950
Additions	169	126	138
Decrease due to transfer to assets held for sale	—	(146)	—
Deductions	(70)	(352)	(229)
Balance at end of year	$586	$487	$859
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

In 2013, the Company recognized a net increase of $99 million in its valuation allowances. This increase was primarily due to the addition of a deferred tax asset and related valuation allowance on certain equity method investments and increases in net operating losses during the normal course of business operations. In addition, the Company recognized a reduction in the valuation allowances primarily due to the reversal of a deferred tax asset and related valuation allowance on certain equity method investments.
In 2012, the Company recognized a net decrease of $372 million in its valuation allowances. This decrease was primarily related to the reversal of valuation allowances in several foreign jurisdictions. As a result of considering recent significant positive evidence, including, among other items, a consistent pattern of earnings in the past three years, as well as business plans showing continued profitability, it was determined that a valuation allowance was no longer required for certain deferred tax assets primarily recorded on net operating losses in foreign jurisdictions. This decrease was also partially due to a transfer of a valuation allowance into assets held for sale as required by accounting principles generally accepted in the United States upon execution of the share purchase agreement for the sale of a majority interest in our consolidated Philippine bottling operations. Refer to Note 1 for additional information on the Company's accounting policy related to assets and liabilities held for sale. Refer to Note 2 for additional information on the Company's Philippine bottling operations. In addition, the Company recognized an increase in its valuation allowances primarily due to the addition of a deferred tax asset and related valuation allowance on certain equity method investments and increases in net operating losses during the normal course of business operations.
In 2011, the Company recognized a net decrease of $91 million in its valuation allowances. This decrease was primarily related to the utilization of net operating losses during the normal course of business operations; the reversal of a deferred tax asset and related valuation allowance on certain expiring attributes; and the reversal of a deferred tax asset and related valuation allowance on certain equity method investments. In addition, the Company recognized an increase in the valuation allowances primarily due to the carryforward of expenses disallowed in 2011 and increases in net operating losses during the normal course of business operations.
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

December 31,	2013	2012
Foreign currency translation adjustment	$(2,849)	$(1,665)
Accumulated derivative net gains (losses)	197	46
Unrealized net gains (losses) on available-for-sale securities	258	338
Adjustments to pension and other benefit liabilities	(1,038)	(2,104)
Accumulated other comprehensive income (loss)	$(3,432)	$(3,385)

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Year Ended December 31, 2013
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$8,584	$42	$8,626
Other comprehensive income:
Net foreign currency translation adjustment	(1,184)	(3)	(1,187)
Net gain (loss) on derivatives[1]	151	—	151
Net unrealized gain (loss) on available-for-sale securities[2]	(80)	—	(80)
Net change in pension and other benefit liabilities[3]	1,066	—	1,066
Total comprehensive income	$8,537	$39	$8,576

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Refer to Note 3 for information related to the net unrealized gain or loss on available-for-sale securities.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.
OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI, for the years ended December 31, 2013, 2012 and 2011, is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2013
Foreign currency translation adjustments:
Translation adjustment arising in the period	$(1,046)	$56	$(990)
Reclassification adjustments recognized in net income	(194)	—	(194)
Net foreign currency translation adjustment	(1,240)	56	(1,184)
Derivatives:
Unrealized gains (losses) arising during the year	425	(173)	252
Reclassification adjustments recognized in net income	(167)	66	(101)
Net gain (loss) on derivatives[1]	258	(107)	151
Available-for-sale securities:
Unrealized gains (losses) arising during the year	(134)	42	(92)
Reclassification adjustments recognized in net income	12	—	12
Net change in unrealized gain (loss) on available-for-sale securities[2]	(122)	42	(80)
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	1,490	(550)	940
Reclassification adjustments recognized in net income	198	(72)	126
Net change in pension and other benefit liabilities[3]	1,688	(622)	1,066
Other comprehensive income (loss) attributable to The Coca-Cola Company	$584	$(631)	$(47)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2012
Net foreign currency translation adjustment	$(219)	$(1)	$(220)
Derivatives:
Unrealized gains (losses) arising during the year	77	(29)	48
Reclassification adjustments recognized in net income	82	(31)	51
Net gain (loss) on derivatives[1]	159	(60)	99
Available-for-sale securities:
Unrealized gains (losses) arising during the year	248	(64)	184
Reclassification adjustments recognized in net income	(6)	—	(6)
Net change in unrealized gain (loss) on available-for-sale securities[2]	242	(64)	178
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	(1,132)	405	(727)
Reclassification adjustments recognized in net income	92	(33)	59
Net change in pension and other benefit liabilities[3]	(1,040)	372	(668)
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(858)	$247	$(611)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2011
Net foreign currency translation adjustment	$(639)	$(1)	$(640)
Derivatives:
Unrealized gains (losses) arising during the year	(3)	(1)	(4)
Reclassification adjustments recognized in net income	243	(94)	149
Net gain (loss) on derivatives[1]	240	(95)	145
Available-for-sale securities:
Unrealized gains (losses) arising during the year	(4)	(8)	(12)
Reclassification adjustments recognized in net income	10	(5)	5
Net change in unrealized gain (loss) on available-for-sale securities[2]	6	(13)	(7)
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	(1,206)	423	(783)
Reclassification adjustments recognized in net income	31	(11)	20
Net change in pension and other benefit liabilities[3]	(1,175)	412	(763)
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(1,568)	$303	$(1,265)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded during the year ended December 31, 2013 (in millions):

Description of AOCI Component	Location of Gain (Loss) Recognized in Income	Amount Reclassified from AOCI into Income
Foreign currency translation adjustments:
Divestitures, deconsolidations and other	Other income (loss) — net	$(194)	[1]
	Income before income taxes	$(194)
	Income taxes	—
	Consolidated net income	$(194)
Derivatives:
Foreign currency contracts	Net operating revenues	$(149)
Foreign currency contracts	Cost of goods sold	(30)
Interest rate contracts	Interest expense	12
	Income before income taxes	$(167)
	Income taxes	66
	Consolidated net income	$(101)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$12
	Income before income taxes	$12
	Income taxes	—
	Consolidated net income	$12
Pension and other benefit liabilities:
Insignificant items	Other income (loss) — net	$(1)
Amortization of net actuarial loss	*	211
Amortization of prior service cost (credit)	*	(12)
	Income before income taxes	$198
	Income taxes	(72)
	Consolidated net income	$126

*
This component of AOCI is included in the Company's computation of net periodic benefit cost and is not reclassified out of AOCI into a single line item in our condensed consolidated statements of income in its entirety. Refer to Note 13 for additional information.

[1]
Related to the disposition of our Philippine bottling operations in January 2013, the deconsolidation of our Brazilian bottling operations in July 2013 and the merger of four of the Company's Japanese bottling partners in July 2013. Refer to Note 2 and Note 17 for additional information related to these transactions.

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

Recurring Fair Value Measurements
In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are investments in equity and debt securities classified as trading or available-for-sale and derivative financial instruments. Additionally, the Company adjusts the carrying value of certain long-term debt as a result of the Company's fair value hedging strategy.
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

The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2013
	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets:
Trading securities[2]	$206	$163	$3		$—	$372
Available-for-sale securities[2]	1,453	3,281	108	[3]	—	4,842
Derivatives[4]	17	822	—		(150)	689	[5]
Total assets	$1,676	$4,266	$111		$(150)	$5,903
Liabilities:
Derivatives[4]	$10	$165	$—		$(151)	$24	[5]
Total liabilities	$10	$165	$—		$(151)	$24

[1]
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle net positive and negative positions and also cash collateral held or placed with the same counterparties. There are no amounts subject to legally enforceable master netting agreements that management has chosen not to offset or that do not meet the offsetting requirements. Refer to Note 5.

[2]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.

[3]	Primarily related to long-term debt securities that mature in 2018.

[4]	Refer to Note 5 for additional information related to the composition of our derivative portfolio.

[5]
The Company's derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $129 million in the line item prepaid expenses and other assets; $560 million in the line item other assets; $12 million in the line item accounts payable and accrued expenses; and $12 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

	December 31, 2012
	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets:
Trading securities[2]	$146	$116	$4		$—	$266
Available-for-sale securities[2]	1,390	3,068	135	[3]	—	4,593
Derivatives[4]	47	583	—		(116)	514	[5]
Total assets	$1,583	$3,767	$139		$(116)	$5,373
Liabilities:
Derivatives[4]	$35	$98	$—		$(121)	$12	[5]
Total liabilities	$35	$98	$—		$(121)	$12

[1]
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle net positive and negative positions and also cash collateral held or placed with the same counterparties. There are no amounts subject to legally enforceable master netting agreements that management has chosen not to offset or that do not meet the offsetting requirements. Refer to Note 5.

[2]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.

[3]	Primarily related to long-term debt securities that mature in 2018.

[4]	Refer to Note 5 for additional information related to the composition of our derivative portfolio.

[5]
The Company's derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $145 million in the line item prepaid expenses and other assets; $369 million in the line item other assets; $11 million in the line item accounts payable and accrued expenses; and $1 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the years ended December 31, 2013 and 2012.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2013 and 2012.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis for the years ended December 31, 2013 and 2012, are summarized below (in millions):

	Gains (Losses)
December 31,	2013		2012
Exchange of investment in equity securities	$(114)	[1]	$185	[4]
Valuation of shares in equity method investee	139	[2]	10	[5]
Intangible assets	(195)	[3]	—
Assets held for sale	—		(108)	[6]
Cost method investments	—		(16)	[7]
Total	$(170)		$71

[1]
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

[2]
The Company recognized a gain of $139 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment in Coca-Cola FEMSA. These gains were determined using Level 1 inputs. Refer to Note 17.

[3]
The Company recognized a loss of $195 million due to impairment charges on certain intangible assets. The charges were primarily determined by comparing the fair value of the assets to the current carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 17.

[4]
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

[5]
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

[6]
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

Pension Plan Assets
The following table summarizes the levels within the fair value hierarchy for our pension plan assets as of December 31, 2013 and 2012 (in millions):

	December 31, 2013					December 31, 2012
	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3		Total
Cash and cash equivalents	$331	$183	$—		$514	$187	$199	$—		$386
Equity securities:
U.S.-based companies	1,680	7	15		1,702	1,847	20	14		1,881
International-based companies	1,271	13	—		1,284	910	54	—		964
Fixed-income securities:
Government bonds	—	719	49		768	—	562	—		562
Corporate bonds and debt securities	—	1,466	40		1,506	—	982	—		982
Mutual, pooled and commingled funds	56	1,531	—		1,587	504	1,006	—		1,510
Hedge funds/limited partnerships	—	190	353		543	—	125	400		525
Real estate	—	—	251		251	—	—	257		257
Other	—	7	584	[1]	591	—	7	510	[1]	517
Total	$3,338	$4,116	$1,292		$8,746	$3,448	$2,955	$1,181		$7,584

[1]	Includes purchased annuity contracts and insurance-linked securities.
The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans for the years ended December 31, 2013 and 2012 (in millions):

	Corporate Bonds and Debt Securities	Hedge Funds/Limited Partnerships	Real Estate	Equity Securities	Mutual, Pooled and Commingled Funds	Other		Total
2012
Balance at beginning of year	$—	$349	$270	$20	$5	$518		$1,162
Actual return on plan assets:
Related to assets still held at the reporting date	—	(8)	13	—	—	1		6
Related to assets sold during the year	—	24	3	—	—	—		27
Purchases, sales and settlements — net	—	35	(27)	—	(5)	(2)		1
Transfers in or out of Level 3 — net	—	—	(2)	(6)	—	(4)		(12)
Foreign currency translation	—	—	—	—	—	(3)		(3)
Balance at end of year	$—	$400	$257	$14	$—	$510	[1]	$1,181
2013
Balance at beginning of year	$—	$400	$257	$14	$—	$510		$1,181
Actual return on plan assets:
Related to assets still held at the reporting date	(4)	(6)	13	—	—	39		42
Related to assets sold during the year	(2)	24	6	—	—	—		28
Purchases, sales and settlements — net	95	14	(24)	1	—	193		279
Transfers in or out of Level 3 — net	—	(78)	—	—	—	(172)		(250)
Foreign currency translation	—	(1)	(1)	—	—	14		12
Balance at end of year	$89	$353	$251	$15	$—	$584	[1]	$1,292

[1]	Includes purchased annuity contracts and insurance-linked securities.

Other Postretirement Benefit Plan Assets
The following table summarizes the levels within the fair value hierarchy for our other postretirement benefit plan assets as of December 31, 2013 and 2012 (in millions):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3 [1]	Total	Level 1	Level 2	Level 3 [1]	Total
Cash and cash equivalents	$—	$10	$—	$10	$1	$12	$—	$13
Equity securities:
U.S.-based companies	112	—	—	112	81	—	—	81
International-based companies	8	—	—	8	4	—	—	4
Fixed-income securities:
Government bonds	76	3	—	79	75	3	—	78
Corporate bonds and debt securities	—	9	—	9	—	5	—	5
Mutual, pooled and commingled funds	11	7	—	18	11	5	—	16
Hedge funds/limited partnerships	—	1	2	3	—	1	2	3
Real estate	—	—	2	2	—	—	2	2
Other	—	—	2	2	—	—	—	—
Total	$207	$30	$6	$243	$172	$26	$4	$202

[1]	Level 3 assets are not a significant portion of other postretirement benefit plan assets.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of December 31, 2013, the carrying amount and fair value of our long-term debt, including the current portion, were $20,178 million and $20,352 million, respectively. As of December 31, 2012, the carrying amount and fair value of our long-term debt, including the current portion, were $16,313 million and $17,157 million, respectively.
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
Other Operating Charges
In 2013, the Company incurred other operating charges of $895 million, which primarily consisted of $494 million associated with the Company's productivity and reinvestment program; $195 million due to the impairment of certain intangible assets described below; $188 million due to the Company's other restructuring and integration initiatives; and $22 million due to charges associated with certain of the Company's fixed assets. Refer to Note 18 for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 19 for the impact these charges had on our operating segments.
During the year ended December 31, 2013, the Company recorded charges of $195 million related to certain intangible assets. These charges included $113 million related to the impairment of trademarks recorded in our Bottling Investments and Pacific operating segments. These impairments were primarily due to a strategic decision to phase out certain local-market value brands which resulted in a change in the expected useful life of the intangible assets. The charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. Additionally, the remaining charge of $82 million was related to goodwill recorded in our Bottling Investments operating segment. This charge was primarily the result of management's revised outlook on market conditions and volume performance.
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
In 2011, the Company incurred other operating charges of $732 million, which primarily consisted of $633 million associated with the Company's productivity, integration and restructuring initiatives; $50 million related to weather-related events in Japan described above; $35 million of costs associated with the merger of Arca and Contal; and $10 million associated with the floods in Thailand that impacted the Company's supply chain operations in the region. Refer to Note 18 for additional information on our productivity, integration and restructuring initiatives. Refer to the discussion of the merger of Arca and Contal below for additional information on the transaction. Refer to Note 19 for the impact these charges had on our operating segments.
Other Nonoperating Items
Equity Income (Loss) — Net
The Company recorded a net charge of $159 million, a net gain of $8 million, and a net charge of $53 million in equity income (loss) — net during the years ended December 31, 2013, 2012 and 2011, respectively. These amounts primarily represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees.
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
Other Income (Loss) — Net
In 2013, the Company recorded a gain of $615 million due to the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner. Refer to Note 2 for additional information on this transaction. Refer to Note 19 for the impact this gain had on our operating segments.
Effective July 1, 2013, four of the Company's Japanese bottling partners merged as CCEJ, a publicly traded entity, through a share exchange. The terms of the agreement included the issuance of new shares of one of the publicly traded bottlers in exchange for 100 percent of the outstanding shares of the remaining three bottlers according to an agreed-upon share exchange ratio. As a result, the Company recorded a net charge of $114 million for those investments in which the Company's carrying value was less than the fair value of the shares received. Refer to Note 19 for the impact this loss had on our operating segments.

In 2013, the Company recorded a charge of $140 million due to the Venezuelan government announcing a currency devaluation. As a result of this devaluation, the Company remeasured the net assets related to its operations in Venezuela. Refer to Note 19 for the impact this charge had on our operating segments. The Company also recognized a gain of $139 million due to Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company sold a proportionate share of its investment in Coca-Cola FEMSA. Refer to Note 19 for the impact this charge had on our operating segments.
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
The Company also recognized a gain of $92 million in 2012 as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's investment. Accordingly, the Company is required to treat this type of transaction as if we sold a proportionate share of our investment in Coca-Cola FEMSA. This gain impacted the Corporate operating segment. Refer to Note 19. Refer to Note 16 for additional information on the measurement of the gain.
During the year ended December 31, 2012, the Company recorded a charge of $82 million due to the acquisition of an ownership interest in Mikuni for which we paid a premium over the publicly traded market price. Although the Company paid this premium to obtain specific rights that have an economic and strategic value to the Company, they do not qualify as an asset and were recorded as expense on the acquisition date. This charge impacted the Corporate operating segment. Refer to Note 19. The Company accounted for our investment in Mikuni under the equity method of accounting prior to the merger of the four bottlers into CCEJ discussed above.
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
During 2011, the Company recorded charges of $41 million due to the impairment of an investment in an entity accounted for under the equity method of accounting and $17 million due to other-than-temporary declines in the fair value of certain of the Company's available-for-sale securities. Refer to Note 16 for additional fair value information related to these impairments. The Company also recorded a charge of $5 million related to the finalization of working capital adjustments associated with the sale of our Norwegian and Swedish Bottling operations to CCE during the fourth quarter of 2010. This charge reduced the amount of our previously reported gain on the sale of these bottling operations. Refer to Note 19 for the impact these charges had on our operating segments.

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
The Company incurred total pretax expenses of $764 million related to this program since the plan commenced. These expenses were recorded in the line item other operating charges in our consolidated statement of income. Refer to Note 19 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts since the commencement of the plan (in millions):

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
2012
Costs incurred	$21	$61	$188	$270
Payments	(8)	(55)	(167)	(230)
Noncash and exchange	(1)	—	(13)	(14)
Accrued balance as of December 31	$12	$6	$8	$26
2013
Costs incurred	$188	$59	$247	$494
Payments	(113)	(59)	(209)	(381)
Noncash and exchange	1	—	(28)	(27)
Accrued balance as of December 31	$88	$6	$18	$112
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
In 2011, we completed this program. The Company reversed charges of $2 million and $10 million, during the years ended December 31, 2013 and 2012, respectively. The Company incurred expenses of $156 million during the year ended December 31, 2011, and has incurred total pretax expenses of $496 million related to these productivity initiatives since they commenced. These expenses were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 19 for the impact these charges had on our operating segments. The Company had $11 million accrued related to these productivity initiatives as of December 31, 2012. As of December 31, 2013, the Company did not have any remaining accruals related to these initiatives.

Integration Initiatives
Integration of CCE's Former North America Business
In 2010, we acquired CCE's former North America business and began an integration initiative to develop, design and implement our operating framework. In 2011, we completed this program. The Company reversed charges of $1 million and $6 million, respectively, during the years ended December 31, 2013 and 2012. The Company incurred expenses of $358 million during the year ended December 31, 2011, and has incurred total pretax expenses of $486 million related to this initiative since the plan commenced. These expenses were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 19 for the impact these charges had on our operating segments. The Company had $3 million accrued related to these integration initiatives as of December 31, 2012. As of December 31, 2013, the Company did not have any remaining accruals related to these initiatives.
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred $187 million, $148 million and $67 million of expenses related to this initiative in 2013, 2012 and 2011, respectively, and has incurred total pretax expenses of $627 million related to this initiative since it commenced. These expenses were recorded in the line item other operating charges in our consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $127 million and $96 million accrued related to these integration costs as of December 31, 2013 and 2012, respectively.
The Company is currently reviewing other restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of December 31, 2013, the Company had not finalized any additional plans.
Restructuring Initiatives
The Company incurred charges of $15 million and $52 million related to other restructuring initiatives during 2012 and 2011, respectively. These other restructuring initiatives were outside the scope of the productivity and reinvestment, productivity and integration initiatives discussed above and were related to individually insignificant activities throughout many of our business units. These charges were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 19 for the impact these charges had on our operating segments.

NOTE 19: OPERATING SEGMENTS
As of December 31, 2013, our organizational structure consisted of the following operating segments: Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate.
Segment Products and Services
The business of our Company is nonalcoholic beverages. With the exception of North America, our geographic operating segments (Eurasia and Africa; Europe; Latin America; North America; and Pacific) derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. The North America operating segment derives the majority of its revenues from the sale of finished beverages. Our Bottling Investments operating segment is composed of our Company-owned or consolidated bottling operations outside of North America, regardless of the geographic location of the bottler, and equity income from the majority of our equity method investments. Company-owned or consolidated bottling operations derive the majority of their revenues from the sale of finished beverages. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations.
The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2013	2012	2011
Concentrate operations[1]	38%	38%	39%
Finished product operations[2]	62	62	61
Net operating revenues	100%	100%	100%

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
Geographic Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2013	2012	2011
United States	$19,820	$19,732	$18,699
International	27,034	28,285	27,843
Net operating revenues	$46,854	$48,017	$46,542
The following table provides information related to our property, plant and equipment — net (in millions):

Year Ended December 31,	2013	2012	2011
United States	$8,841	$8,509	$8,043
International	6,126	5,967	6,896
Property, plant and equipment — net	$14,967	$14,476	$14,939

Information about our Company's operations by operating segment for the years ended December 31, 2013, 2012 and 2011, is as follows (in millions):

	Eurasia & Africa	Europe		Latin America	North America	Pacific	Bottling Investments		Corporate	Eliminations	Consolidated
2013
Net operating revenues:
Third party	$2,763	$4,645		$4,748	$21,574	$5,372	$7,598		$154	$—	$46,854
Intersegment	—	689		191	16	497	78		—	(1,471)	—
Total net revenues	2,763	5,334		4,939	21,590	5,869	7,676		154	(1,471)	46,854
Operating income (loss)	1,087	2,859		2,908	2,432	2,478	115		(1,651)	—	10,228
Interest income	—	—		—	—	—	—		534	—	534
Interest expense	—	—		—	—	—	—		463	—	463
Depreciation and amortization	42	86		58	1,192	130	335		134	—	1,977
Equity income (loss) — net	22	24		13	2	19	524		(2)	—	602
Income (loss) before income taxes	1,109	2,923		2,920	2,434	2,494	679		(1,082)	—	11,477
Identifiable operating assets[1]	1,273	3,713	[2]	2,918	33,964	1,922	7,011	[2]	27,742	—	78,543
Investments[3]	1,157	106		545	49	143	9,424		88	—	11,512
Capital expenditures	40	34		63	1,374	117	643		279	—	2,550
2012
Net operating revenues:
Third party	$2,697	$4,481		$4,560	$21,665	$5,680	$8,807		$127	$—	$48,017
Intersegment	—	642		271	15	628	88		—	(1,644)	—
Total net revenues	2,697	5,123		4,831	21,680	6,308	8,895		127	(1,644)	48,017
Operating income (loss)	1,078	2,960		2,879	2,597	2,516	140		(1,391)	—	10,779
Interest income	—	—		—	—	—	—		471	—	471
Interest expense	—	—		—	—	—	—		397	—	397
Depreciation and amortization	33	100		70	1,083	119	406		171	—	1,982
Equity income (loss) — net	20	45		4	13	2	732		3	—	819
Income (loss) before income taxes	1,101	3,015		2,882	2,624	2,523	904		(1,240)	—	11,809
Identifiable operating assets[1]	1,299	2,976	[2]	2,759	34,114	2,163	9,648	[2]	22,767	—	75,726
Investments[3]	1,155	271		539	39	127	8,253		64	—	10,448
Capital expenditures	51	30		88	1,447	107	867		190	—	2,780
2011
Net operating revenues:
Third party	$2,590	$4,777		$4,403	$20,559	$5,553	$8,501		$159	$—	$46,542
Intersegment	—	697		287	12	536	90		—	(1,622)	—
Total net revenues	2,590	5,474		4,690	20,571	6,089	8,591		159	(1,622)	46,542
Operating income (loss)	1,003	3,090		2,815	2,319	2,239	224		(1,517)	—	10,173
Interest income	—	—		—	—	—	—		483	—	483
Interest expense	—	—		—	—	—	—		417	—	417
Depreciation and amortization	30	109		63	1,065	115	403		169	—	1,954
Equity income (loss) — net	(3)	33		20	6	1	646		(13)	—	690
Income (loss) before income taxes	1,001	3,134		2,832	2,327	2,242	897		(975)	—	11,458
Identifiable operating assets[1]	1,160	3,204	[2]	2,446	33,422	2,170	8,905	[2]	20,293	—	71,600
Investments[3]	284	243		475	26	133	7,140		73	—	8,374
Capital expenditures	50	38		105	1,364	128	1,039		196	—	2,920

[1]
Principally cash and cash equivalents, short-term investments, marketable securities, trade accounts receivable, inventories, goodwill, trademarks and other intangible assets and property, plant and equipment — net.

[2]	Property, plant and equipment — net in Germany represented 11 percent of consolidated property, plant and equipment — net in 2013, 10 percent in 2012 and 10 percent in 2011.

[3]	Principally equity method investments, available-for-sale securities and nonmarketable investments in bottling companies.

In 2013, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Eurasia and Africa, $57 million for Europe, $282 million for North America, $26 million for Pacific, $194 million for Bottling Investments and $121 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18.

•
Operating income (loss) and income (loss) before income taxes were reduced by $195 million for Corporate due to impairment charges recorded on certain of the Company's intangible assets. Refer to Note 8 and Note 17.

•	Operating income (loss) and income (loss) before income taxes were reduced by $22 million for Pacific due to charges associated with certain of the Company's fixed assets. Refer to Note 17.

•
Income (loss) before income taxes was increased by $615 million for Corporate due to a gain the Company recognized on the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $9 million for Bottling Investments and $140 million for Corporate due to the devaluation of the Venezuelan bolivar, including our proportionate share of the charge incurred by an equity method investee that has operations in Venezuela. Refer to Note 1 and Note 17.

•
Income (loss) before income taxes was reduced by a net $114 million for Corporate due to the merger of four of the Company's Japanese bottling partners in which we held equity method investments prior to their merger into CCEJ. Refer to Note 2 and Note 17.

•
Income (loss) before income taxes was increased by $139 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the year at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 16 and Note 17.

•
Income (loss) before income taxes was reduced by a net $159 million for Bottling Investments due to the Company’s proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•
Income (loss) before income taxes was reduced by $53 million for Corporate due to charges the Company recognized on the early extinguishment of certain long-term debt, including the hedge accounting adjustments reclassified from accumulated other comprehensive income to earnings. Refer to Note 10.

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

•
Operating income (loss) and income (loss) before income taxes were reduced by $20 million for North America due to changes in the Company's ready-to-drink tea strategy as a result of our U.S. license agreement with Nestlé that terminated at the end of 2012. Refer to Note 17.

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

•
Income (loss) before income taxes was reduced by $108 million for Corporate due to the loss the Company recognized on the pending sale of a majority ownership interest in our Philippine bottling operations to Coca-Cola FEMSA, which was completed in January 2013. As of December 31, 2012, the assets and liabilities associated with our Philippine bottling operations were classified as held for sale in our consolidated balance sheets. Refer to Note 16 and Note 17.

•
Income (loss) before income taxes was increased by $92 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the year at a per share amount greater than the carrying amount of the Company's per share investment. Refer to Note 16 and Note 17.

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

•
Income (loss) before income taxes was reduced by $5 million for Corporate due to the finalization of working capital adjustments related to the sale of our Norwegian and Swedish bottling operations to CCE. Refer to Note 2 and Note 17.

NOTE 20: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

Year Ended December 31,	2013	2012	2011
(Increase) decrease in trade accounts receivable	$28	$(33)	$(562)
(Increase) decrease in inventories	(105)	(286)	(447)
(Increase) decrease in prepaid expenses and other assets	(163)	(29)	(350)
Increase (decrease) in accounts payable and accrued expenses	(158)	(556)	63
Increase (decrease) in accrued taxes	22	770	(132)
Increase (decrease) in other liabilities	(556)	(946)	(465)
Net change in operating assets and liabilities	$(932)	$(1,080)	$(1,893)
NOTE 21: SUBSEQUENT EVENT
On February 5, 2014, the Company entered into agreements with Green Mountain Coffee Roasters, Inc. ("GMCR"), providing for the development and introduction of the Company’s global brand portfolio for use in GMCR’s forthcoming Keurig ColdTM at-home beverage system and the acquisition by the Company of an approximate 10 percent equity position in GMCR. Under the terms of the equity agreement, a wholly-owned subsidiary of the Company agreed to purchase 16,684,139 newly issued shares in GMCR for approximately $1.25 billion. The newly issued shares have been priced at $74.98, which represents the trailing 50-trading-day volume weighted-average price as of the agreement date. The transaction closed on February 27, 2014.

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
Management of the Company is responsible for establishing and maintaining a system of internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control system is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Business Conduct adopted by our Company's Board of Directors, applicable to all officers and employees of our Company and subsidiaries. In addition, our Company's Board of Directors adopted a written Code of Business Conduct for Non-Employee Directors which reflects the same principles and values as our Code of Business Conduct for officers and employees but focuses on matters of relevance to non-employee Directors.
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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.
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

Audit Committee's Responsibility
The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2014 Proxy Statement.

Muhtar Kent	Kathy N. Waller
Chairman of the Board of Directors, Chief Executive Officer and President February 27, 2014	Vice President, Finance and Controller February 27, 2014

Gary P. Fayard
Executive Vice President and Chief Financial Officer February 27, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company
We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 27, 2014

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareowners
The Coca-Cola Company
We have audited The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Coca-Cola Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, The Coca-Cola Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 27, 2014

Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(In millions except per share data)
2013
Net operating revenues	$11,035	$12,749	$12,030	$11,040	$46,854
Gross profit	6,711	7,760	7,237	6,725	28,433
Net income attributable to shareowners of The Coca-Cola Company	1,751	2,676	2,447	1,710	8,584
Basic net income per share	$0.39	$0.60	$0.55	$0.39	$1.94	[1]
Diluted net income per share	$0.39	$0.59	$0.54	$0.38	$1.90
2012
Net operating revenues	$11,137	$13,085	$12,340	$11,455	$48,017
Gross profit	6,789	7,861	7,487	6,827	28,964
Net income attributable to shareowners of The Coca-Cola Company	2,054	2,788	2,311	1,866	9,019
Basic net income per share	$0.45	$0.62	$0.51	$0.42	$2.00
Diluted net income per share	$0.45	$0.61	$0.50	$0.41	$1.97

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

Our first quarter, second quarter and third quarter reporting periods end on the Friday closest to the last day of the applicable quarterly calendar period. Our fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
The Company’s first quarter 2013 results were impacted by two fewer shipping days compared to the first quarter of 2012. Furthermore, the Company recorded the following transactions which impacted results:

•
Charges of $2 million for Eurasia and Africa, $82 million for North America, $8 million for Pacific, $21 million for Bottling Investments and $10 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•
Charges of $9 million for Bottling Investments and $140 million for Corporate due to the devaluation of the Venezuelan bolivar, including our proportionate share of the charge incurred by an equity method investee that has operations in Venezuela. Refer to Note 17 and Note 18.

•	Net charge of $30 million for Bottling Investments due to the Company’s proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.
In the second quarter of 2013, the Company recorded the following transactions which impacted results:

•
Charges of $6 million for Europe, $55 million for North America, $6 million for Pacific, $20 million for Bottling Investments and $46 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	Charge of $144 million for Corporate due to a loss related to the then pending merger of four of the Company's Japanese bottling partners. Refer to Note 17.

•
Benefit of $139 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 17.

•	Charge of $23 million for Corporate due to the early extinguishment of certain long-term debt. Refer to Note 10.
In the third quarter of 2013, the Company recorded the following transactions which impacted results:

•
Charges of $1 million for Europe, $53 million for North America, $2 million for Pacific, $45 million for Bottling Investments and $41 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	Charge of $190 million for Corporate due to impairment charges recorded on certain of the Company's intangible assets. Refer to Note 16 and Note 17.

•
Benefit of $615 million for Corporate due to a gain the Company recognized on the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner. Refer to Note 2 and Note 17.

•
Benefit of $30 million for Corporate due to a gain recognized on the merger of four of the Company's Japanese bottling partners in which we held equity method investments prior to their merger. Refer to Note 16 and Note 17.

•	Charge of $11 million for Pacific due to certain of the Company's fixed assets. Refer to Note 7 and Note 17.

•	Net benefit of $8 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•	Net tax benefit of $20 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.
The Company’s fourth quarter 2013 results were impacted by one additional shipping day compared to the fourth quarter of 2012. Furthermore, the Company recorded the following transactions which impacted results:

•
Charges of $50 million for Europe, $92 million for North America, $10 million for Pacific, $108 million for Bottling Investments and $24 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	Charge of $5 million for Corporate due to impairment charges recorded on certain of the Company's intangible assets. Refer to Note 16 and Note 17.

•	Charge of $11 million for Pacific due to charges associated with certain of the Company's fixed assets. Refer to Note 7 and Note 17.

•	Net charge of $134 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•	Charge of $27 million for Corporate due to the early extinguishment of certain long-term debt. Refer to Note 10.

•	Net tax benefit of $15 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2013 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
Not applicable.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Director Nominations under the subheading "Item 1-Election of Directors" under the principal heading "Governance," the information under the subheadings "2014 Nominees for Director" under the principal heading "Governance," the information regarding the Codes of Business Conduct under the subheading "Additional Governance Features" under the principal heading "Governance," the  information under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the principal heading "Share Ownership" and the information regarding the Audit Committee under the subheading "Board of Directors and Committees" under the principal heading "Governance" in the Company's 2014 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information under the subheading "Director Compensation" under the principal heading "Governance" and the information under the subheadings "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Compensation Tables," "Payments on Termination or Change in Control" and "Summary of Plans" under the principal heading "Compensation" in the Company's 2014 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the subheading "Equity Compensation Plan Information" under the principal heading "Compensation" and the information under the subheading "Ownership of Equity Securities of the Company" under the principal heading "Share Ownership" in the Company's 2014 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading "Director Independence and Related Person Transactions" under the principal heading
"Governance" in the Company's 2014 Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding Audit Fees, All Other Fees and Audit Committee Pre-Approval of Audit and
Permissible Non-Audit Services of Independent Auditors under the subheading "Item 4 – Ratification of the Appointment of Ernst & Young LLP as Independent Auditors" under the principal heading "Audit Matters" in the Company's 2014 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.Financial Statements:
Consolidated Statements of Income — Years ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Comprehensive Income — Years ended December 31, 2013, 2012 and 2011.
Consolidated Balance Sheets — December 31, 2013 and 2012.
Consolidated Statements of Cash Flows — Years ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Shareowners' Equity — Years ended December 31, 2013, 2012 and 2011.
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

3.2	By-Laws of the Company, as amended and restated through April 25, 2013 — incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 26, 2013.
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

4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 31, 2007.
4.6	Form of Note for 3.625% Notes due March 15, 2014 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2009.
4.8	Form of Note for 1.500% Notes due November 15, 2015 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 18, 2010.
4.9	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 18, 2010.
4.10
Form of Exchange and Registration Rights Agreement among the Company, the representatives of the initial purchasers of the Notes and the other parties named therein — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 8, 2011.

4.11	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.12	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.13	Form of Note for Floating Rates Notes due March 14, 2014 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.14	Form of Note for 0.750% Notes due March 13, 2015 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.15	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.16	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.17	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.18	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.

4.19	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.20	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.21	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.22	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.23	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
10.1
Performance Incentive Plan of the Company, as amended and restated as of February 16, 2011 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.2
The Coca-Cola Company 1999 Stock Option Plan, as amended and restated through February 20, 2013 (the "1999 Stock Option Plan") — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.2.1	Form of Stock Option Agreement in connection with the 1999 Stock Option Plan — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 14, 2007.*
10.2.2
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on February 21, 2008.*

10.2.3
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.3
The Coca-Cola Company 2002 Stock Option Plan, amended and restated through February 18, 2009 (the "2002 Stock Option Plan") — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.3.1
Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as amended — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 8, 2004.*

10.3.2
Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on February 21, 2008.*

10.3.3
Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.4
The Coca-Cola Company 2008 Stock Option Plan, as amended and restated, effective February 20, 2013 (the "2008 Stock Option Plan") — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.4.1	Form of Stock Option Agreement for grants under the 2008 Stock Option Plan — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 16, 2008.*
10.4.2
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.5
The Coca-Cola Company 1983 Restricted Stock Award Plan, as amended and restated through February 16, 2011 (the "1983 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 20, 2013 (the "1989 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.1
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 21, 2008.*

10.6.2
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 21, 2008.*

10.6.3
Form of Restricted Stock Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.6.4
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.6.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.6.6
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6.7
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6.8
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.9
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.10
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.11
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.12
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.13
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.14
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.6.15
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.6.16
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.6.17
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.7
The Coca-Cola Company Compensation Deferral & Investment Program of the Company, as amended (the "Compensation Deferral & Investment Program"), including Amendment Number Four, dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*

10.7.1
Amendment Number Five to the Compensation Deferral & Investment Program, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.7.2
Amendment Number Six to the Compensation Deferral & Investment Program, dated as of January 12, 2004, effective January 1, 2004 — incorporated herein by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*

10.8
The Coca-Cola Company Supplemental Pension Plan, Amended and Restated Effective January 1, 2010 (the "Supplemental Pension Plan") — incorporated herein by reference to Exhibit 10.10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.8.1
Amendment One to the Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.8.2
Amendment Two to the Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.9
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), Amended and Restated Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.10
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 (the "Supplemental Cash Balance Plan") — incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.10.1
Amendment One to the Supplemental Cash Balance Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.12.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.11
The Coca-Cola Company Directors' Plan, amended and restated on December 13, 2012, effective January 1, 2013 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.12
Deferred Compensation Plan of the Company, as amended and restated December 8, 2010 — incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.13
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*

10.14
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 (the "Benefits Plan for Members of the Board of Directors") — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10.14.1
Amendment Number One to the Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*

10.15
Employment Agreement, dated as of February 20, 2003, between the Company and José Octavio Reyes — incorporated herein by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.*

10.15.1
Letter, dated September 13, 2012, between Servicios Integrados de Administración y Alta Gerencia, S de R.L. de C.V. and José Octavio Reyes — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.15.2
Modification of Conditions, Termination Agreement and Release, dated September 13, 2012, between Servicios Integrados de Administración y Alta Gerencia, S de R.L. de C.V. and José Octavio Reyes — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.16
The Coca-Cola Company Severance Pay Plan, As Amended and Restated, Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.17
Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 18, 2005.

10.18	Offer of Settlement of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 18, 2005.
10.19
Refreshment Services S.A.S. Defined Benefit Plan, dated September 25, 2006 — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.*

10.20
Share Purchase Agreement among Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation, San Miguel Beverages (L) Pte Limited and San Miguel Holdings Limited in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006 — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 29, 2006.

10.21
Cooperation Agreement between Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006 — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on December 29, 2006.

10.22
Offer Letter, dated July 20, 2007, from the Company to Joseph V. Tripodi, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated July 20, 2007 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.*

10.22.1
Agreement between the Company and Joseph V. Tripodi, dated December 15, 2008 — incorporated herein by reference to Exhibit 10.47.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.23	Letter, dated July 17, 2008, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2008.*
10.24
Separation Agreement between the Company and Robert Leechman, dated February 24, 2009, including form of Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.*

10.25
Separation Agreement between the Company and Cynthia McCague, dated June 22, 2009 (effective as of July 22, 2009), including form of Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality and summary of anticipated consulting agreement — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.*

10.26
Letter of Understanding between the Company and Ceree Eberly, dated October 26, 2009, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 1, 2009 — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.27
The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.27.1
Amendment Number One to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 29, 2011 — incorporated herein by reference to Exhibit 10.34.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.27.2
Amendment Number Two to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated November 14, 2011 — incorporated herein by reference to Exhibit 10.34.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.27.3
Amendment Number Three to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on September 28, 2012.*

10.28
The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.28.1
Amendment Number One to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 20, 2011 — incorporated herein by reference to Exhibit 10.35.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.28.2
Amendment Number Two to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on September 28, 2012.*

10.29
Letter Agreement, dated as of June 7, 2010, between The Coca-Cola Company and Dr Pepper Seven-Up, Inc. — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2010.

10.30
Coca-Cola Enterprises Inc. 2001 Stock Option Plan — incorporated herein by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.31
Coca-Cola Enterprises Inc. 2004 Stock Award Plan — incorporated herein by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.32
Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.32.1
Form of 2007 Stock Option Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.32 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2007.*

10.32.2
Form of Stock Option Agreement (Chief Executive Officer and Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan for Awards after October 29, 2008 — incorporated herein by reference to Exhibit 10.16.4 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.32.3
Form of 2007 Restricted Stock Unit Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.16.7 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.32.4
Form of 2007 Performance Share Unit Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.16.10 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.32.5
Form of Performance Share Unit Agreement (Chief Executive Officer and Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan for Awards after October 29, 2008 — incorporated herein by reference to Exhibit 10.16.12 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.33
Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010) — incorporated herein by reference to Exhibit 10.2 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.*

10.33.1
First Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010), dated September 24, 2010 — incorporated herein by reference to Exhibit 10.45.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.33.2
Second Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010), dated November 3, 2010 — incorporated herein by reference to Exhibit 10.45.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.33.3
Third Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan, Effective January 1, 2010, dated February 15, 2011 — incorporated herein by reference to Exhibit 10.45.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.33.4
Fourth Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan, effective December 31, 2011, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.45.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.34
Coca-Cola Refreshments Executive Pension Plan, dated December 13, 2010 (Amended and Restated, Effective January 1, 2011) — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.34.1
Amendment Number One to the Coca-Cola Refreshments Executive Pension Plan (Amended and Restated, Effective January 1, 2011), dated as of July 14, 2011— incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.*

10.34.2
Amendment Number Two to the Coca-Cola Refreshments Executive Pension Plan, effective December 31, 2011, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.46.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.35
Amendment to certain Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Employee Benefit Plans and Equity Plans, effective December 6, 2010 — incorporated herein by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.36
Offer Letter, dated October 21, 2010, from the Company to Steven A. Cahillane, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 10, 2010 — incorporated herein by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.36.1	Letter, dated September 11, 2012, from the Company to Steven A. Cahillane — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.36.2
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Steven A. Cahillane, dated effective January 21, 2014 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2014.*

10.37
Offer Letter, dated January 5, 2011, from the Company to Guy Wollaert, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated June 23, 2008 — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.38	Letter, dated September 11, 2012, from the Company to Ahmet Bozer — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.39	Letter, dated September 11, 2012, from the Company to Brian Smith — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.40
Letter, dated September 11, 2012, from the Company to J. Alexander Douglas, Jr. — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.41	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.42	Letter, dated September 11, 2012, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.42.1
Service Agreement between Beverage Services Limited and James Robert Quincey, dated November 14, 2012 — incorporated herein by reference to Exhibit 10.57.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.43
Letter, dated December 12, 2012, from the Company to Glen Walter, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated December 14, 2012 — incorporated herein by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.44
Coca-Cola Refreshments Supplemental Pension Plan (Amended and Restated Effective January 1, 2011), dated December 13, 2010 — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.*

10.44.1
Amendment Number One to the Coca-Cola Refreshments Supplemental Pension Plan, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.*

10.44.2
Amendment Two to the Coca-Cola Refreshments Supplemental Pension Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.59.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.44.3
Amendment Three to the Coca-Cola Refreshments Supplemental Pension Plan, adopted March 19, 2013 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.45
Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective as of January 1, 2012 — incorporated herein by reference to Exhibit 10.60.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.45.1
Amendment One to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective January 1, 2012, dated May 24, 2012 — incorporated herein by reference to Exhibit 10.60.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.45.2
Amendment Two to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.60.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.45.3
Amendment Three to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, adopted March 19, 2013 — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.46	Letter, dated December 16, 2013, from the Company to Irial Finan.*
10.47	Letter, dated December 16, 2013, from the Company to Atul Singh, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated January 13, 2014.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.
21.1	List of subsidiaries of the Company as of December 31, 2013.
23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Balance Sheets as of December 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Shareowners' Equity for the years ended December 31, 2013, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements.

________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY
(Registrant)
By:	/s/ MUHTAR KENT
Muhtar Kent Chairman of the Board of Directors, Chief Executive Officer and President
	Date:	February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MUHTAR KENT	*
Muhtar Kent Chairman of the Board of Directors, Chief Executive Officer, President and a Director (Principal Executive Officer)	Howard G. Buffett Director

February 27, 2014	February 27, 2014

/s/ GARY P. FAYARD	*
Gary P. Fayard Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Richard M. Daley Director

February 27, 2014	February 27, 2014

/s/ KATHY N. WALLER	*
Kathy N. Waller Vice President, Finance and Controller (Principal Accounting Officer)	Barry Diller Director

February 27, 2014	February 27, 2014

*	*
Herbert A. Allen Director	Helene D. Gayle Director

February 27, 2014	February 27, 2014

*	*
Ronald W. Allen Director	Evan G. Greenberg Director

February 27, 2014	February 27, 2014

*	*
Ana Botín Director	Alexis M. Herman Director

February 27, 2014	February 27, 2014

*	*
Robert A. Kotick Director	James D. Robinson III Director

February 27, 2014	February 27, 2014

*	*
Maria Elena Lagomasino Director	Peter V. Ueberroth Director

February 27, 2014	February 27, 2014

*	*
Donald F. McHenry Director	Jacob Wallenberg Director

February 27, 2014	February 27, 2014

*
Sam Nunn Director

February 27, 2014

*By:	/s/ GLORIA K. BOWDEN
Gloria K. Bowden Attorney-in-fact

February 27, 2014