Form 10-Q
period 2014-03-28
COCA COLA CO
filed 2014-04-24
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 21, 2014
$0.25 Par Value	4,395,182,857 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended
	March 28, 2014	March 29, 2013
NET OPERATING REVENUES	$10,576	$11,035
Cost of goods sold	4,083	4,324
GROSS PROFIT	6,493	6,711
Selling, general and administrative expenses	3,989	4,182
Other operating charges	128	121
OPERATING INCOME	2,376	2,408
Interest income	123	116
Interest expense	124	102
Equity income (loss) — net	71	87
Other income (loss) — net	(241)	(165)
INCOME BEFORE INCOME TAXES	2,205	2,344
Income taxes	579	575
CONSOLIDATED NET INCOME	1,626	1,769
Less: Net income attributable to noncontrolling interests	7	18
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,619	$1,751
BASIC NET INCOME PER SHARE[1]	$0.37	$0.39
DILUTED NET INCOME PER SHARE[1]	$0.36	$0.39
DIVIDENDS PER SHARE	$0.305	$0.280
AVERAGE SHARES OUTSTANDING	4,401	4,455
Effect of dilutive securities	63	75
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,464	4,530
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended
	March 28, 2014	March 29, 2013
CONSOLIDATED NET INCOME	$1,626	$1,769
Other comprehensive income:
Net foreign currency translation adjustment	(389)	70
Net gain (loss) on derivatives	(99)	87
Net unrealized gain (loss) on available-for-sale securities	315	8
Net change in pension and other benefit liabilities	7	32
TOTAL COMPREHENSIVE INCOME	1,460	1,966
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	41
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,457	$1,925
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	March 28, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,131	$10,414
Short-term investments	6,918	6,707
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	16,049	17,121
Marketable securities	3,384	3,147
Trade accounts receivable, less allowances of $63 and $61, respectively	5,233	4,873
Inventories	3,357	3,277
Prepaid expenses and other assets	3,029	2,886
TOTAL CURRENT ASSETS	31,052	31,304
EQUITY METHOD INVESTMENTS	10,283	10,393
OTHER INVESTMENTS	2,844	1,119
OTHER ASSETS	4,655	4,661
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $10,395 and $10,065, respectively	14,860	14,967
TRADEMARKS WITH INDEFINITE LIVES	6,745	6,744
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,403	7,415
GOODWILL	12,343	12,312
OTHER INTANGIBLE ASSETS	1,104	1,140
TOTAL ASSETS	$91,289	$90,055
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,959	$9,577
Loans and notes payable	18,250	16,901
Current maturities of long-term debt	1,551	1,024
Accrued income taxes	296	309
TOTAL CURRENT LIABILITIES	30,056	27,811
LONG-TERM DEBT	18,640	19,154
OTHER LIABILITIES	3,414	3,498
DEFERRED INCOME TAXES	6,257	6,152
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	12,332	12,276
Reinvested earnings	61,937	61,660
Accumulated other comprehensive income (loss)	(3,594)	(3,432)
Treasury stock, at cost — 2,648 and 2,638 shares, respectively	(39,781)	(39,091)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	32,654	33,173
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	268	267
TOTAL EQUITY	32,922	33,440
TOTAL LIABILITIES AND EQUITY	$91,289	$90,055
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	March 28, 2014	March 29, 2013
OPERATING ACTIVITIES
Consolidated net income	$1,626	$1,769
Depreciation and amortization	473	473
Stock-based compensation expense	39	47
Deferred income taxes	13	157
Equity (income) loss — net of dividends	(65)	(77)
Foreign currency adjustments	280	184
Significant (gains) losses on sales of assets — net	—	(1)
Other operating charges	84	74
Other items	46	36
Net change in operating assets and liabilities	(1,430)	(2,184)
Net cash provided by operating activities	1,066	478
INVESTING ACTIVITIES
Purchases of investments	(4,369)	(3,506)
Proceeds from disposals of investments	2,595	2,225
Acquisitions of businesses, equity method investments and nonmarketable securities	(85)	(28)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	—	690
Purchases of property, plant and equipment	(449)	(498)
Proceeds from disposals of property, plant and equipment	68	35
Other investing activities	27	(136)
Net cash provided by (used in) investing activities	(2,213)	(1,218)
FINANCING ACTIVITIES
Issuances of debt	10,926	12,585
Payments of debt	(9,567)	(10,065)
Issuances of stock	191	417
Purchases of stock for treasury	(875)	(1,523)
Dividends	—	—
Other financing activities	(470)	21
Net cash provided by (used in) financing activities	205	1,435
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(341)	25
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	(1,283)	720
Balance at beginning of period	10,414	8,442
Balance at end of period	$9,131	$9,162
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2013.
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2014 and 2013 ended on March 28, 2014, and March 29, 2013, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Effective January 1, 2014, the Company changed the name of the Pacific operating segment to Asia Pacific. Accordingly, the name has been updated for both the current and prior year disclosures in the notes to condensed consolidated financial statements.
Advertising Costs
The Company's accounting policy related to advertising costs for annual reporting purposes, as disclosed in Note 1 of our 2013 Annual Report on Form 10-K, is to expense production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred.
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
In February 2013, the Venezuelan government devalued its currency to an official rate of exchange ("official rate") of 6.3 bolivars per U.S. dollar provided by the Commission for the Administration of Foreign Exchange ("CADIVI"). At that time, the Company remeasured the net monetary assets of our Venezuelan subsidiary at the official rate. As a result of the devaluation we recognized a loss of $140 million in the line item other income (loss) — net in our condensed consolidated statement of income during the three months ended March 29, 2013.
Beginning in October 2013, the government authorized certain companies that operate in designated industry sectors to exchange a limited volume of bolivars for U.S. dollars at a bid rate established via weekly auctions under a system referred to as "SICAD 1." During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD 1 auction process while retaining the official rate of 6.3 bolivars per U.S. dollar; replaced CADIVI with a new foreign currency administration, the National Center for Foreign Commerce ("CENCOEX"); and introduced another currency exchange mechanism ("SICAD 2"). The SICAD 2 rate is intended to more closely resemble a market-driven exchange rate than the official rate and SICAD 1. As a result of these changes, an entity may be able to convert bolivars to U.S. dollars at one of three legal exchange rates, which as of March 28, 2014, were 6.3 (official rate), 10.8 (SICAD 1) and 50.9 (SICAD 2). We analyzed the multiple rates currently available and the Company's estimates of the applicable rate at which future transactions could be settled, including the payment of dividends. Based on this analysis, we determined that the SICAD 1 rate is the most appropriate rate to use for remeasurement given our circumstances. Therefore, as of March 28, 2014, we remeasured the net monetary assets of our Venezuelan subsidiary using an exchange rate of 10.8 bolivars per U.S. dollar, which was the SICAD 1 rate on that date. We recorded a charge of $226 million related to the change in exchange rates in the line item other income (loss) — net in our condensed consolidated statement of income. The Company will continue to use the SICAD 1 rate to remeasure the net monetary assets of our Venezuelan subsidiary unless facts and circumstances change.
If the bolivar devalues further, or if we are able to access currency at different rates that are reasonable to the Company, it would result in our Company recognizing additional foreign currency exchange gains or losses in our condensed consolidated financial statements. As of March 28, 2014, our Venezuelan subsidiary held net monetary assets of $266 million, including $182 million of cash, cash equivalents, short-term investments and marketable securities. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars and the carrying value of the receivables related to these sales was $222 million as of March 28, 2014. If a government-approved exchange rate mechanism is not available for our bottling partner in Venezuela to convert bolivars and pay for these receivables and for future concentrate sales, the receivables balance will continue to increase. We will continue to monitor the collectability and convertibility of these receivables. We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela, which had a carrying value of $107 million as of March 28, 2014. If the bolivar further devalues, it could result in the impairment of these intangible assets.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the three months ended March 28, 2014, and March 29, 2013, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $85 million and $28 million, respectively, none of which were individually significant.
Green Mountain Coffee Roasters, Inc.
On February 5, 2014, the Company and Green Mountain Coffee Roasters, Inc. ("GMCR"), now known as Keurig Green Mountain, Inc., entered into a 10-year global strategic agreement to collaborate on the development and introduction of the Company's global brand portfolio for use in GMCR's forthcoming Keurig ColdTM at-home beverage system. Under the agreement, the companies will cooperate to bring the Keurig ColdTM beverage system to consumers around the world and GMCR will be the Company's exclusive partner for the production and sale of our branded single-serve, pod-based cold beverages. Together we will also explore other future opportunities to collaborate on the Keurig® platform. In an effort to align long-term interests, we also entered into an agreement to purchase a 10 percent equity position in GMCR. On February 27, 2014, the Company purchased 16,684,139 newly issued shares in GMCR for approximately $1,265 million, including transaction costs of $14 million. The newly issued shares were priced at $74.98, which represented the trailing 50-trading-day volume weighted-average price on the agreement date of February 5, 2014. We account for this investment as an available-for-sale security and it was included in the line item other investments on our condensed consolidated balance sheet. The purchase of this investment was included in the line item purchases of investments in our condensed consolidated statement of cash flows.
Coca-Cola Erfrischungsgetränke AG
In conjunction with the Company's acquisition of 18 German bottling and distribution operations in 2007, the former owners received put options to sell their respective shares in Coca-Cola Erfrischungsgetränke AG ("CCEAG") back to the Company in January 2014. The Company paid $503 million to purchase these shares, which was included in the line item other financing activities in the condensed consolidated statement of cash flows, and now owns 100 percent of CCEAG.

Divestitures
During the three months ended March 28, 2014, there were no proceeds from disposals of businesses, equity method investments and nonmarketable securities. During the three months ended March 29, 2013, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $690 million, which primarily included the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines ("Philippine bottling operations") to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee. The Company now accounts for our ownership interest in the Philippine bottling operations under the equity method of accounting. Following this transaction, we remeasured our investment in the Philippine bottling operations to fair value taking into consideration the sale price of the majority ownership interest. Coca-Cola FEMSA has an option to purchase our remaining ownership interest in the Philippine bottling operations at any time during the seven years following closing based on the initial purchase price plus a defined return. Coca-Cola FEMSA also has an option exercisable during the sixth year after closing to sell its ownership interest back to the Company at a price not to exceed the initial purchase price.
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
Trading Securities
As of March 28, 2014, and December 31, 2013, our trading securities had a fair value of $377 million and $372 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $22 million and $12 million as of March 28, 2014, and December 31, 2013, respectively. The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	March 28, 2014	December 31, 2013
Marketable securities	$290	$286
Other assets	87	86
Total trading securities	$377	$372
Available-for-Sale and Held-to-Maturity Securities
As of March 28, 2014, and December 31, 2013, the Company did not have any held-to-maturity securities. As of March 28, 2014, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$2,406	$845	$(23)	$3,228
Debt securities	3,397	30	(16)	3,411
Total available-for-sale securities	$5,803	$875	$(39)	$6,639
1 Refer to Note 14 for additional information related to the estimated fair value.

As of December 31, 2013, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$1,097	$373	$(17)	$1,453
Debt securities	3,388	24	(23)	3,389
Total available-for-sale securities	$4,485	$397	$(40)	$4,842
1 Refer to Note 14 for additional information related to the estimated fair value.
As of March 28, 2014, and December 31, 2013, the Company had investments classified as available-for-sale securities in which our cost basis exceeded the fair value of our investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Management’s assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
The sale and/or maturity of available-for-sale securities resulted in the following realized activity (in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013
Gross gains	$3	$5
Gross losses	(4)	(5)
Proceeds	1,365	1,137
The Company uses one of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of March 28, 2014, and December 31, 2013, the Company's available-for-sale securities included solvency capital funds of $748 million and $667 million, respectively.
The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	March 28, 2014	December 31, 2013
Cash and cash equivalents	$—	$245
Marketable securities	3,094	2,861
Other investments	2,681	958
Other assets	864	778
Total available-for-sale securities	$6,639	$4,842
The contractual maturities of these available-for-sale securities as of March 28, 2014, were as follows (in millions):

	Cost	Fair Value
Within 1 year	$1,279	$1,279
After 1 year through 5 years	1,647	1,657
After 5 years through 10 years	143	150
After 10 years	328	325
Equity securities	2,406	3,228
Total available-for-sale securities	$5,803	$6,639

The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of March 28, 2014, and December 31, 2013. Our cost method investments had a carrying value of $163 million and $162 million as of March 28, 2014, and December 31, 2013, respectively.
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

	March 28, 2014	December 31, 2013
Raw materials and packaging	$1,718	$1,692
Finished goods	1,279	1,240
Other	360	345
Total inventories	$3,357	$3,277
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	March 28, 2014	December 31, 2013
Assets
Foreign currency contracts	Prepaid expenses and other assets	$128	$211
Foreign currency contracts	Other assets	127	109
Commodity contracts	Prepaid expenses and other assets	1	1
Interest rate contracts	Prepaid expenses and other assets	3	—
Interest rate contracts	Other assets	234	283
Total assets		$493	$604
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$141	$84
Foreign currency contracts	Other liabilities	60	40
Commodity contracts	Accounts payable and accrued expenses	—	1
Total liabilities		$201	$125
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
2 Refer to Note 14 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	March 28, 2014	December 31, 2013
Assets
Foreign currency contracts	Prepaid expenses and other assets	$9	$21
Foreign currency contracts	Other assets	170	171
Commodity contracts	Prepaid expenses and other assets	36	33
Commodity contracts	Other assets	—	1
Other derivative instruments	Prepaid expenses and other assets	2	9
Total assets		$217	$235
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$22	$24
Foreign currency contracts	Other liabilities	6	—
Commodity contracts	Accounts payable and accrued expenses	16	23
Interest rate contracts	Other liabilities	3	3
Other derivative instruments	Accounts payable and accrued expenses	2	—
Total liabilities		$49	$50
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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our condensed consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the three months ended March 28, 2014, or March 29, 2013. The maximum length of time for which the Company hedges its exposure to future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $9,382 million and $8,450 million as of March 28, 2014, and December 31, 2013, respectively.

The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for the Company's commodity cash flow hedging program were $17 million and $26 million as of March 28, 2014, and December 31, 2013, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program was $1,828 million as of March 28, 2014, and December 31, 2013.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended March 28, 2014 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(61)	Net operating revenues	$25	$—	[2]
Foreign currency contracts	(12)	Cost of goods sold	13	—	[2]
Interest rate contracts	(51)	Interest expense	—	—
Commodity contracts	1	Cost of goods sold	1	—
Total	$(123)		$39	$—
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
As of March 28, 2014, the Company estimates that it will reclassify into earnings during the next 12 months approximately $67 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of March 28, 2014, such adjustments had cumulatively increased the carrying value of our long-term debt by $55 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the par value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional value of derivatives that related to our fair value hedges of this type was $5,600 million as of March 28, 2014, and December 31, 2013.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $968 million and $996 million as of March 28, 2014, and December 31, 2013, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		March 28, 2014	March 29, 2013
Interest rate swaps	Interest expense	$5	$(35)
Fixed-rate debt	Interest expense	(3)	45
Net impact to interest expense		$2	$10
Foreign currency contracts	Other income (loss) — net	$18	$10
Available-for-sale securities	Other income (loss) — net	(22)	(16)
Net impact to other income (loss) — net		$(4)	$(6)
Net impact of fair value hedging instruments		$(2)	$4
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional values of derivatives that were designated and qualified for the Company's net investments hedging program were $1,746 million and $2,024 million as of March 28, 2014, and December 31, 2013, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI (in millions):

	Gain (Loss) Recognized in OCI
	Three Months Ended
	March 28, 2014	March 29, 2013
Foreign currency contracts	$(68)	$(57)
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the three months ended March 28, 2014, and March 29, 2013. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended March 28, 2014, and March 29, 2013.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,003 million and $3,871 million as of March 28, 2014, and December 31, 2013, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items cost of goods sold or selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $1,301 million and $1,441 million as of March 28, 2014, and December 31, 2013, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	March 28, 2014	March 29, 2013
Foreign currency contracts	Net operating revenues	$(12)	$(2)
Foreign currency contracts	Cost of goods sold	—	(2)
Foreign currency contracts	Other income (loss) — net	2	67
Commodity contracts	Net operating revenues	(2)	—
Commodity contracts	Cost of goods sold	22	(69)
Commodity contracts	Selling, general and administrative expenses	(3)	—
Other derivative instruments	Selling, general and administrative expenses	(3)	20
Total		$4	$14
NOTE 6: DEBT AND BORROWING ARRANGEMENTS
During the first quarter of 2014, the Company retired $1,000 million of long-term debt upon maturity and issued $1,000 million total principal amount of notes due September 1, 2015, at a variable interest rate equal to the three-month London Interbank Offered Rate plus 0.01 percent.
NOTE 7: COMMITMENTS AND CONTINGENCIES
Guarantees
As of March 28, 2014, we were contingently liable for guarantees of indebtedness owed by third parties of $649 million, of which $284 million related to variable interest entities. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees were individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"). During that time, the Company purchased over $400 million of insurance coverage, which also insures Aqua-Chem for some of its prior and future costs for certain product liability and other claims. A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and currently has approximately 40,000 active claims pending against it. In September 2002, Aqua-Chem notified our Company that it believed we were obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation in Georgia to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. During the course of the Wisconsin insurance coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who have or will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for 100 percent of Aqua-Chem's losses up to policy limits. The court's judgment concluded the Wisconsin insurance coverage litigation. The Georgia litigation remains subject to the stay agreement. The Company and Aqua-Chem continued to negotiate with various insurers that were defendants in the Wisconsin insurance coverage litigation over those insurers' obligations to defend and indemnify Aqua-Chem for the asbestos-related claims. The Company anticipated that a final settlement with three of those insurers (the "Chartis insurers") would be finalized in May 2011, but such insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit against them in Wisconsin state court to enforce the coverage-in-place settlement or, in the alternative, to obtain a declaratory judgment validating Aqua-Chem and the Company's interpretation of the court's judgment in the Wisconsin insurance coverage litigation. In February 2012, the parties filed and argued a number of cross-motions for summary judgment related to the issues of the enforceability of the settlement agreement and the exhaustion of policies underlying those of the Chartis insurers. The court granted defendants' motions for summary judgment that the 2011 Settlement Agreement and 2010 Term Sheet were not binding contracts, but denied their similar motions related to the plaintiffs' claims for promissory and/or equitable estoppel. On or about May 15, 2012, the parties entered into a mutually agreeable settlement/stipulation resolving two major issues: exhaustion of underlying coverage and control of defense. On or about January 10, 2013, the parties reached a settlement of the estoppel claims and all of the remaining coverage issues, with the exception of one disputed issue relating to the scope of the Chartis insurers' defense obligations in two policy years. The trial court granted summary judgment in favor of the Company and Aqua-Chem on that one open issue and entered a final appealable judgment to that effect following the parties' settlement. On January 23, 2013, the Chartis insurers filed a notice of appeal of the trial court's summary judgment ruling. On October 29, 2013, the Wisconsin Court of Appeals affirmed the grant of summary judgment in favor of the Company and Aqua-Chem. On November 27, 2013, the Chartis insurers filed a petition for review in the Supreme Court of Wisconsin, and on December 11, 2013, the Company filed its opposition to that petition. Whatever the outcome of the Chartis insurers' appeal to the Wisconsin Supreme Court, the Chartis insurers will remain subject to the court's judgment in the Wisconsin insurance coverage litigation.
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

Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $536 million and $537 million as of March 28, 2014, and December 31, 2013, respectively.
NOTE 8: COMPREHENSIVE INCOME
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Three Months Ended March 28, 2014
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$1,619	$7	$1,626
Other comprehensive income:
Net foreign currency translation adjustment	(385)	(4)	(389)
Net gain (loss) on derivatives[1]	(99)	—	(99)
Net unrealized gain (loss) on available-for-sale securities[2]	315	—	315
Net change in pension and other benefit liabilities	7	—	7
Total comprehensive income	$1,457	$3	$1,460
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
The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended March 28, 2014	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(484)	$99	$(385)
Reclassification adjustments recognized in net income	—	—	—
Net foreign currency translation adjustments	(484)	99	(385)
Derivatives:
Unrealized gains (losses) arising during the period	(123)	48	(75)
Reclassification adjustments recognized in net income	(39)	15	(24)
Net gain (loss) on derivatives[1]	(162)	63	(99)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	480	(166)	314
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gain (loss) on available-for-sale securities[2]	481	(166)	315
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	(3)	1	(2)
Reclassification adjustments recognized in net income	14	(5)	9
Net change in pension and other benefit liabilities[3]	11	(4)	7
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(154)	$(8)	$(162)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended March 29, 2013	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$325	$(60)	$265
Reclassification adjustments recognized in net income	(218)	—	(218)
Net foreign currency translation adjustments	107	(60)	47
Derivatives:
Unrealized gains (losses) arising during the period	162	(64)	98
Reclassification adjustments recognized in net income	(18)	7	(11)
Net gain (loss) on derivatives[1]	144	(57)	87
Available-for-sale securities:
Unrealized gains (losses) arising during the period	5	3	8
Reclassification adjustments recognized in net income	—	—	—
Net change in unrealized gain (loss) on available-for-sale securities[2]	5	3	8
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	7	(5)	2
Reclassification adjustments recognized in net income	48	(18)	30
Net change in pension and other benefit liabilities[3]	55	(23)	32
Other comprehensive income (loss) attributable to The Coca-Cola Company	$311	$(137)	$174

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.
The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded during the three months ended March 28, 2014 (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Location of Gain (Loss) Recognized in Income	Three Months Ended March 28, 2014
Derivatives:
Foreign currency contracts	Net operating revenues	$(25)
Foreign currency and commodity contracts	Cost of goods sold	(14)
Interest rate contracts	Interest expense	—
	Income before income taxes	$(39)
	Income taxes	15
	Consolidated net income	$(24)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$1
	Income before income taxes	$1
	Income taxes	—
	Consolidated net income	$1
Pension and other benefit liabilities:
Amortization of net actuarial loss	*	$19
Amortization of prior service cost (credit)	*	(5)
	Income before income taxes	$14
	Income taxes	(5)
	Consolidated net income	$9

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

NOTE 9: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2013	$33,440	$61,660	$(3,432)	$1,760	$12,276	$(39,091)	$267
Comprehensive income (loss)	1,460	1,619	(162)	—	—	—	3
Dividends paid/payable to shareowners of The Coca-Cola Company	(1,342)	(1,342)	—	—	—	—	—
Dividends paid to noncontrolling interests	(2)	—	—	—	—	—	(2)
Purchases of treasury stock	(804)	—	—	—	—	(804)	—
Impact of employee stock option and restricted stock plans	170	—	—	—	56	114	—
March 28, 2014	$32,922	$61,937	$(3,594)	$1,760	$12,332	$(39,781)	$268
NOTE 10: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended March 28, 2014, the Company incurred other operating charges of $128 million. These charges consisted of $86 million due to the Company's productivity and reinvestment program and $42 million due to the Company's other restructuring and integration initiatives, including the integration of our German bottling and distribution operations. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
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
Other Nonoperating Items
Equity Income (Loss) — Net
During the three months ended March 28, 2014, and March 29, 2013, the Company recorded net charges of $27 million and $39 million, respectively, in the line item equity income (loss) — net. These charges represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to the devaluation of the Venezuelan bolivar. Refer to Note 15 for the impact these items had on our operating segments.
Other Income (Loss) — Net
During the three months ended March 28, 2014, the Company recorded a charge of $226 million in the line item other income (loss) — net due to the expansion of the Venezuelan government's currency conversion markets. Refer to Note 1 for more information related to this charge and Note 15 for the impact this charge had on our operating segments.
During the three months ended March 29, 2013, the Company recorded a charge of $140 million in the line item other income (loss) — net due to the Venezuelan government announcing a currency devaluation. As a result of this devaluation, the Company remeasured the net assets related to its operations in Venezuela. Refer to Note 1 for more information related to this charge and Note 15 for the impact this charge had on our operating segments.

NOTE 11: PRODUCTIVITY, INTEGRATION AND RESTRUCTURING INITIATIVES
Productivity and Reinvestment
In February 2012, the Company announced a four-year productivity and reinvestment program designed to further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and further integration of Coca-Cola Enterprises Inc.'s former North America business.
In February 2014, the Company announced that we are expanding our productivity and reinvestment program to drive an incremental $1 billion in productivity by 2016 that will primarily be redirected into increased media investments. Our incremental productivity goal consists of two relatively equal components. First, expanded savings through global supply chain optimization, data and information technology system standardization, and resource and cost reallocation. These savings will be reinvested in global brand-building initiatives, with an emphasis on increased media spending. Second, we will be increasing the effectiveness of our marketing investments by transforming our marketing and commercial model to redeploy resources into more consumer-facing marketing investments to accelerate growth.
As of March 28, 2014, the Company has incurred total pretax expenses of $850 million related to our productivity and reinvestment program since the plan commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; losses on disposal of certain assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended March 28, 2014 (in millions):

	Accrued Balance December 31, 2013	Costs Incurred Three Months Ended March 28, 2014	Payments	Noncash and Exchange	Accrued Balance March 28, 2014
Severance pay and benefits	$88	$6	$(27)	$1	$68
Outside services	6	9	(9)	—	6
Other direct costs	18	71	(56)	(17)	16
Total	$112	$86	$(92)	$(16)	$90
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $42 million related to this initiative during the three months ended March 28, 2014, and has incurred total pretax expenses of $669 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $124 million and $127 million accrued related to these integration costs as of March 28, 2014, and December 31, 2013, respectively.
The Company announced further plans in April 2014 which will result in future charges of approximately $50 million. We are currently reviewing additional restructuring opportunities within the German bottling and distribution operations, including integration costs related to information technology and other initiatives. If implemented, these initiatives will result in additional charges in future periods. However, as of March 28, 2014, the Company has not finalized any additional plans.

NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Service cost	$67	$69	$6	$9
Interest cost	101	94	11	11
Expected return on plan assets	(178)	(164)	(3)	(2)
Amortization of prior service cost (credit)	(1)	(1)	(4)	(3)
Amortization of net actuarial loss	18	50	1	3
Total cost (credit) recognized in statements of income	$7	$48	$11	$18
During the three months ended March 28, 2014, the Company contributed $157 million to our pension plans, and we anticipate making additional contributions of approximately $18 million to our pension plans during the remainder of 2014. The Company contributed $558 million to our pension plans during the three months ended March 29, 2013.
NOTE 13: INCOME TAXES
Our effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2015 to 2023. We expect each of these grants to be renewed indefinitely. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2014 is 23.0 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
The Company recorded income tax expense of $579 million (26.2 percent effective tax rate) and $575 million (24.6 percent effective tax rate) during the three months ended March 28, 2014, and March 29, 2013, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended
	March 28, 2014		March 29, 2013
Productivity and reinvestment program	$(32)	[1]	$(40)	[1]
Other productivity, integration and restructuring initiatives	—	[2]	—	[2]
Certain tax matters	5	[3]	1	[3]
Other — net	5	[4]	4	[5]

[1]
Related to charges of $86 million and $102 million during the three months ended March 28, 2014, and March 29, 2013, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[2]
Related to net charges of $42 million and $21 million during the three months ended March 28, 2014, and March 29, 2013, respectively. These charges were due to the Company's other restructuring and integration initiatives that are outside the scope of the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[3]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[4]
Related to charges of $253 million that primarily consisted of $247 million due to the devaluation of the Venezuelan bolivar and $6 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10.

[5]
Related to charges of $176 million that primarily consisted of $149 million due to the devaluation of the Venezuelan bolivar and $30 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10.

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

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 28, 2014 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities[2]	$206	$167	$4		$—	$377
Available-for-sale securities[2]	3,228	3,298	113	[3]	—	6,639
Derivatives[4]	26	684	—		(190)	520	[5]
Total assets	$3,460	$4,149	$117		$(190)	$7,536
Liabilities
Derivatives[4]	$1	$249	$—		$(190)	$60	[5]
Total liabilities	$1	$249	$—		$(190)	$60
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
5 The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $520 million in the line item other assets; $4 million in the line item accounts payable and accrued expenses; and $56 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities[2]	$206	$163	$3		$—	$372
Available-for-sale securities[2]	1,453	3,281	108	[3]	—	4,842
Derivatives[4]	17	822	—		(150)	689	[5]
Total assets	$1,676	$4,266	$111		$(150)	$5,903
Liabilities
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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three months ended March 28, 2014, and March 29, 2013.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended March 28, 2014, and March 29, 2013.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

The Company did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the three months ended March 28, 2014, and March 29, 2013.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. As of March 28, 2014, the carrying amount and fair value of our long-term debt, including the current portion, were $20,191 million and $20,547 million, respectively. As of December 31, 2013, the carrying amount and fair value of our long-term debt, including the current portion, were $20,178 million and $20,352 million, respectively.
NOTE 15: OPERATING SEGMENTS
Effective January 1, 2014, the Company changed the name of the Pacific segment to Asia Pacific. This change did not impact the results of the segments, but the name of the segment has been updated in all information presented herein.
Information about our Company's operations as of and for the three months ended March 28, 2014, and March 29, 2013, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2014
Net operating revenues:
Third party	$658	$1,134	$1,094	$4,790	$1,210	$1,657	$33	$—	$10,576
Intersegment	—	159	17	3	105	16	—	(300)	—
Total net revenues	658	1,293	1,111	4,793	1,315	1,673	33	(300)	10,576
Operating income (loss)	303	719	668	428	557	(26)	(273)	—	2,376
Income (loss) before income taxes	308	731	667	425	560	22	(508)	—	2,205
Identifiable operating assets	1,333	3,868	2,809	34,255	1,996	7,156	26,745	—	78,162
Noncurrent investments	1,145	109	602	50	145	9,183	1,893	—	13,127
2013
Net operating revenues:
Third party	$669	$1,020	$1,157	$4,883	$1,244	$2,018	$44	$—	$11,035
Intersegment	—	157	71	4	146	20	—	(398)	—
Total net revenues	669	1,177	1,228	4,887	1,390	2,038	44	(398)	11,035
Operating income (loss)	282	683	763	341	602	39	(302)	—	2,408
Income (loss) before income taxes	289	694	764	342	604	109	(458)	—	2,344
Identifiable operating assets	1,366	3,160	2,734	34,591	2,193	8,224	25,105	—	77,373
Noncurrent investments	1,172	278	567	38	128	8,828	66	—	11,077
As of December 31, 2013
Identifiable operating assets	$1,273	$3,713	$2,918	$33,964	$1,922	$7,011	$27,742	$—	$78,543
Noncurrent investments	1,157	106	545	49	143	9,424	88	—	11,512
During the three months ended March 28, 2014, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $75 million for North America, $7 million for Asia Pacific, $42 million for Bottling Investments and $4 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Income (loss) before income taxes was reduced by $21 million for Bottling Investments and $226 million for Corporate due to the devaluation of the Venezuelan bolivar, including our proportionate share of the charge incurred by an equity method investee that has operations in Venezuela. Refer to Note 1 and Note 10.

•
Income (loss) before income taxes was reduced by $6 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

During the three months ended March 29, 2013, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Eurasia and Africa, $82 million for North America, $8 million for Asia Pacific, $21 million for Bottling Investments and $10 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11.

•
Income (loss) before income taxes was reduced by $9 million for Bottling Investments and $140 million for Corporate due to the devaluation of the Venezuelan bolivar, including our proportionate share of the charge incurred by an equity method investee that has operations in Venezuela. Refer to Note 1 and Note 10.

•
Income (loss) before income taxes was reduced by $30 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013. As a result, management must make numerous assumptions that involve a significant amount of judgment when performing recoverability and impairment tests of noncurrent assets in various regions around the world.
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

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

March 28, 2014	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$6,025	$2,223	$3,802
Coca-Cola Amatil Limited	2,220	793	1,427
Coca-Cola HBC AG	2,133	1,472	661
Coca-Cola İçecek A.Ş.	1,154	203	951
Coca-Cola East Japan Bottling Company, Ltd.	987	504	483
Embotelladora Andina S.A.	453	342	111
Coca-Cola Bottling Co. Consolidated	212	85	127
Total	$13,184	$5,622	$7,562
As of March 28, 2014, gross unrealized gains and losses on available-for-sale securities were $875 million and $39 million, respectively. Management assessed each investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, the Company did not record any significant impairment charges related to available-for-sale securities during the three months ended March 28, 2014, and March 29, 2013. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
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
Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, this could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but it may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting principles generally accepted in the United States, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, our Company may recognize an impairment of an intangible asset or assets in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts. The Company did not record any significant impairment charges related to intangible assets during the three months ended March 28, 2014, and March 29, 2013.

We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our operating segments are subdivided into smaller geographic regions or territories that we sometimes refer to as "business units." These business units are also our reporting units. The Bottling Investments operating segment includes all Company-owned or consolidated bottling operations, regardless of geographic location, except for bottling operations managed by Coca-Cola Refreshments ("CCR"), which are included in our North America operating segment. Generally, each Company-owned or consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
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
As of March 28, 2014, we did not have any reporting unit with a material amount of goodwill for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. On June 7, 2007, our Company acquired Energy Brands Inc., also known as glacéau, for approximately $4.1 billion. The Company allocated $3.3 billion of the purchase price to various trademarks acquired in this business combination. While the combined fair value of the various trademarks acquired in this transaction significantly exceeds their combined carrying values as of March 28, 2014, the fair value of one trademark within the portfolio only slightly exceeds its carrying value. If the future operating results of this trademark do not achieve the current near-term financial projections or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an impairment charge related to this trademark. Management will continue to monitor the fair value of our intangible assets in future periods.
OPERATIONS REVIEW
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Our organizational structure as of March 28, 2014, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. Effective January 1, 2014, the Company changed the name of our Pacific operating segment to Asia Pacific. Accordingly, all references to the operating segment, including the prior period segment information, has been adjusted to reflect this change. For further information regarding our operating segments, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
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
The Company sells concentrates and syrups to both consolidated and unconsolidated bottling partners. The ownership structure of our bottling partners impacts the timing of recognizing concentrate revenue and concentrate sales volume. When we sell concentrates or syrups to our consolidated bottling partners, we are not able to recognize the concentrate revenue or concentrate sales volume until the bottling partner has sold finished products manufactured from the concentrates or syrups to a third party or independent customer. When we sell concentrates or syrups to our unconsolidated bottling partners, we recognize the concentrate revenue and concentrate sales volume when the concentrates or syrups are sold to the bottling partner. The subsequent sale of the finished products manufactured from the concentrates or syrups to a customer does not impact the timing of recognizing the concentrate revenue or concentrate sales volume. When we account for an unconsolidated bottling partner as an equity method investment, we eliminate the intercompany profit related to these transactions until the equity method investee has sold finished products manufactured from the concentrates or syrups to a third party or independent customer.
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
Information about our volume growth worldwide and by operating segment for the three months ended March 28, 2014, is as follows:

	Percent Change 2014 versus 2013
	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	2%	2%	[5]
Eurasia & Africa	2%	1%
Europe	(4)	(2)
Latin America	1	(4)
North America	—	(1)
Asia Pacific	7	9	[5]
Bottling Investments	(10)	N/A
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
4 Concentrate sales volume represents the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2014 had one less day when compared to the first quarter of 2013, and the fourth quarter of 2014 will have one additional day when compared to the fourth quarter of 2013.
5 After considering the impact of structural changes, worldwide concentrate sales volume was even and Asia Pacific concentrate sales volume grew 8 percent.
Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is a measure of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Three Months Ended March 28, 2014, versus Three Months Ended March 29, 2013
In Eurasia and Africa, unit case volume increased 2 percent, which consisted of 1 percent growth in sparkling beverages and 7 percent growth in still beverages. Growth in still beverages was led by our performance in juice and juice drinks, teas and packaged water. Russia reported unit case volume growth of 6 percent, including growth of 9 percent in brand Coca-Cola. Eurasia and Africa also benefited from unit case volume growth of 5 percent in the group's Middle East and North Africa business unit and growth of 3 percent in the Central, East and West Africa business unit. This growth in these business units was partially offset by a decline in unit cases of 4 percent in the Southern Africa business unit, resulting from increased competition and poor weather including flooding in parts of South Africa.
Unit case volume in Europe declined 4 percent. The group's unit case volume in sparkling beverages declined 5 percent, partially offset by unit case volume growth in still beverages of 1 percent. The underlying macroeconomic environment in Europe continued to be volatile during the period reflecting ongoing weakness in consumer confidence and spending in several key markets. In addition, the results were impacted by the shift in timing of Easter holiday sales which negatively impacted the first quarter of 2014. The group's Central and Southern Europe business unit reported a volume decline of 6 percent and the Iberia business unit reported a decline of 4 percent. The Northwest Europe and Nordics business unit had a decline of 4 percent, which reflected the impact of a competitive pricing environment. The group continues to manage through difficult macroeconomic conditions with ongoing brand-building programs and an occasion, brand, price, package and channel segmentation strategy.
In Latin America, unit case volume growth was 1 percent, which consisted of growth in still beverages of 9 percent partially offset by a decline in sparkling beverages of 1 percent. The group's still beverage growth reflected increases in the packaged water and juice and juice drinks categories. The group reported volume growth of 5 percent in the Latin Center business unit, which was primarily a result of 6 percent growth in brand Coca-Cola. Brazil reported volume growth of 4 percent reflecting positive results from our marketing campaigns centered around the Carnival holiday and the upcoming FIFA World CupTM as well as favorable weather. These increases were offset by a low single-digit decline in unit case volume in Mexico. This decline was primarily due to the impact of a new excise tax that went into effect on January 1, 2014.
Unit case volume in North America was even. Sparkling beverage volume declined 1 percent during the period and still beverages grew 3 percent. Volume was impacted by the shift in timing of Easter holiday sales which negatively impacted the first quarter of 2014. North America's volume in sparkling beverages included growth of 3 percent and 1 percent in Trademark Fanta and Trademark Sprite, respectively, and brand Coca-Cola was even during the period. Growth in still beverages included strong performance in packaged water, sports drinks and teas. The growth in packaged water of 10 percent was primarily due to growth in Dasani. The increase in sports drinks reflected 9 percent growth in Trademark Powerade.
In Asia Pacific, unit case volume increased 7 percent. Sparkling beverages grew 3 percent, including 2 percent growth in brand Coca-Cola, 4 percent growth in Trademark Sprite and 2 percent growth in Trademark Fanta. Still beverages grew 13 percent during the period led by growth in packaged water of 24 percent. In addition, sports drinks, teas and juice and juice drinks grew 18 percent, 8 percent and 3 percent, respectively. India reported 6 percent unit case volume growth, including 5 percent growth in Trademark Sprite and growth in packaged water. Japan's unit case volume grew 3 percent, which reflected a 3 percent increase in sparkling beverages and a 4 percent increase in still beverages. China's unit case volume increased 12 percent during the period, reflecting 6 percent growth in sparkling beverages and 21 percent growth in still beverages. The growth in China's still beverages was driven by packaged water, reflecting the Company's focus on driving more profitable growth in the category through immediate consumption. The Asia Pacific group's volume results included a decline of 6 percent in Thailand as a result of current political unrest.
Unit case volume for Bottling Investments decreased 10 percent. This decrease primarily reflects the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") in January 2013 as well as the deconsolidation of our bottling operations in Brazil during July 2013. The unfavorable impact of these transactions on the group's unit case volume results was partially offset by growth in other key markets where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 36 percent, 68 percent and 100 percent of the unit case volume in China, India and Germany, respectively, where unit case volume growth during the period was 12 percent, 6 percent and flat, respectively.
Concentrate Sales Volume
During the three months ended March 28, 2014, worldwide unit case volume grew 2 percent and concentrate sales volume grew 2 percent compared to the three months ended March 29, 2013. After considering the impact of structural changes, concentrate sales volume was even during the three months ended March 28, 2014. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the three months ended March 28, 2014, was primarily due to having one less selling day during the first quarter of 2014 when compared to the first quarter of 2013.
In addition, this difference reflects the timing of concentrate shipments in various markets, including Mexico, Russia, Spain and Uzbekistan, and the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases or powders. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of selling days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of selling days in a reporting period.

Net Operating Revenues
Three Months Ended March 28, 2014, versus Three Months Ended March 29, 2013
The Company's net operating revenues decreased $459 million, or 4 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2014 versus 2013
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	—%	(2)%	2%	(4)%	(4)%
Eurasia & Africa	1%	—%	9%	(12)%	(2)%
Europe	(2)	—	10	2	10
Latin America	(4)	—	11	(17)	(10)
North America	(1)	—	—	(1)	(2)
Asia Pacific	8	—	(6)	(7)	(5)
Bottling Investments	4	(17)	(4)	(1)	(18)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 2 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa was favorably impacted by price mix in the majority of our markets coupled with favorable geographic mix.

•
Europe was favorably impacted as a result of consolidating the juice and smoothie business of Fresh Trading Ltd. ("innocent") in May 2013 as well as favorable pricing in a majority of our business units and positive geographic mix.

•	Latin America was favorably impacted by price mix in all four of the segment's business units and the inflationary environments in several markets.

•	Asia Pacific was unfavorably impacted by geographic mix as well as shifts in product and package mix within individual markets.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 4 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, Mexican peso, Brazilian real, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and U.K. pound sterling, which had a favorable impact on our Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Net operating revenue growth rates are impacted by sales volume; structural changes; price, product and geographic mix; and foreign currency fluctuations. The size and timing of future structural changes are not consistent from period to period. As a result, anticipating the impact of such events on future net operating revenues, and other financial statement line items, usually is not possible. However, we expect the structural changes discussed above to have an unfavorable 1 percent impact on our 2014 net operating revenues, with the full impact occurring in the first six months.

Gross Profit
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three months ended March 28, 2014, and March 29, 2013, the Company recorded gains of $22 million and losses of $71 million, respectively, in the line item cost of goods sold in our condensed consolidated statements of income. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin increased to 61.4 percent during the three months ended March 28, 2014, compared to 60.8 percent during the three months ended March 29, 2013. This increase is partially due to the deconsolidation of our Philippine bottling operations in January 2013 and the deconsolidation of our Brazilian bottling operations in July 2013. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information regarding the impact of the deconsolidation of our Philippine and Brazilian bottling operations.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013
Stock-based compensation expense	$39	$47
Advertising expenses	707	780
Bottling and distribution expenses[1]	2,073	2,162
Other operating expenses	1,170	1,193
Total selling, general and administrative expenses	$3,989	$4,182
1 Includes operating expenses as well as general and administrative expenses related to our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the three months ended March 28, 2014, selling, general and administrative expenses decreased $193 million versus the prior year comparable period. The decrease in advertising expenses during the three months ended March 28, 2014, was primarily due to a foreign currency exchange impact of 4 percent and the timing of certain marketing expenses primarily in the prior year. The decrease in bottling and distribution expenses during the three months ended March 28, 2014, reflects the impact of the Company's sale of a majority interest in our previously consolidated Philippine bottling operations in January 2013, the deconsolidation of our Brazilian bottling operations in July 2013 and the impact of having one less day in the first quarter of 2014 when compared to the first quarter of 2013. During the three months ended March 28, 2014, fluctuations in foreign currency exchange rates decreased total selling, general and administrative expenses by 2 percent.
During the three months ended March 28, 2014, the Company contributed $157 million to our pension plans, and we anticipate making additional contributions of approximately $18 million to our pension plans during the remainder of 2014. Our full year pension expense is currently expected to decrease by approximately $160 million compared to 2013. The anticipated decrease is primarily due to the favorable impact of an increase in the weighted-average discount rate used to calculate the Company's benefit obligation, pension contributions and favorable returns on plan assets in 2013. Refer to the heading "Liquidity, Capital Resources and Financial Position" below and Note 12 of Notes to Condensed Consolidated Financial Statements for information related to our pension contributions.
As of March 28, 2014, we had $686 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 2.5 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013
Eurasia & Africa	$—	$2
Europe	—	—
Latin America	—	—
North America	75	79
Asia Pacific	7	8
Bottling Investments	42	21
Corporate	4	11
Total other operating charges	$128	$121
During the three months ended March 28, 2014, the Company incurred other operating charges of $128 million, which consisted of charges of $86 million due to the Company's productivity and reinvestment program and $42 million due to the Company's other restructuring and integration initiatives, including the integration of our German bottling and distribution operations. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and see below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
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
Productivity and Reinvestment Program
In February 2012, the Company announced a four-year productivity and reinvestment program. This program will further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. The first component of this program is a global productivity initiative that will target annualized savings of $350 million to $400 million. This initiative is focused on four primary areas: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; and data and information technology systems standardization. The second component of our productivity and reinvestment program involves beginning a new integration initiative in North America related to our acquisition of Coca-Cola Enterprises Inc.'s ("CCE") former North America business. The Company has identified incremental synergies, primarily in the area of our North American product supply operations, which will enable us to better service our customers and consumers. We believe these efforts will create annualized savings of $200 million to $250 million.
As a combined productivity and reinvestment program, the Company anticipates generating annualized savings of $550 million to $650 million. The savings generated by this program will be reinvested in brand-building initiatives.
In February 2014, the Company announced the expansion of our productivity and reinvestment program to drive an incremental $1 billion in productivity by 2016 that will primarily be redirected into increased media investments. Our incremental productivity goal consists of two relatively equal components. First, expanded savings through global supply chain optimization data and information technology system standardization, and resource and cost reallocation. These savings will be reinvested in global brand-building initiatives, with an emphasis on increased media spending. Second, we will be increasing the effectiveness of our marketing investments by transforming our marketing and commercial model to redeploy resources into more consumer-facing marketing investments to accelerate growth.
During the three months ended March 28, 2014, the Company incurred expenses of $86 million related to our productivity and reinvestment program. We have incurred total pretax expenses of $850 million since the initiative commenced in 2012. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.

Integration of Our German Bottling and Distribution Operations
The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of $669 million related to this initiative since it commenced. The Company announced further plans in April 2014 which will result in future charges of approximately $50 million. We are currently reviewing additional restructuring opportunities within the German bottling and distribution operations, including integration costs related to information technology and other initiatives. If implemented, these initiatives will result in additional charges in future periods. However, as of March 28, 2014, the Company has not finalized any additional plans. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.
Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended
	March 28, 2014	March 29, 2013
Eurasia & Africa	12.7%	11.7%
Europe	30.3	28.4
Latin America	28.2	31.7
North America	18.0	14.2
Asia Pacific	23.4	25.0
Bottling Investments	(1.1)	1.6
Corporate	(11.5)	(12.6)
Total	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended
	March 28, 2014	March 29, 2013
Consolidated	22.5%	21.8%
Eurasia & Africa	46.0%	42.2%
Europe	63.4	67.0
Latin America	61.1	65.9
North America	8.9	7.0
Asia Pacific	46.0	48.4
Bottling Investments	(1.6)	1.9
Corporate	*	*

*	Calculation is not meaningful.
Three Months Ended March 28, 2014, versus Three Months Ended March 29, 2013
During the three months ended March 28, 2014, foreign currency exchange rates unfavorably impacted consolidated operating income by 11 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, Mexican peso, Brazilian real, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and U.K. pound sterling, which had a favorable impact on our Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Operating income for the three months ended March 28, 2014, was unfavorably impacted by one fewer selling day when compared to the first quarter of 2013. This impact was disproportionately more unfavorable for our finished goods businesses, particularly in our North America and Bottling Investments operating segments.
The Company's Eurasia and Africa segment reported operating income of $303 million and $282 million for the three months ended March 28, 2014, and March 29, 2013, respectively. The segment's 2014 operating income was unfavorably impacted by fluctuations in foreign currency exchange of 16 percent. The unfavorable impact of the foreign currency was offset by favorable pricing across many of our markets.
Operating income for Europe for the three months ended March 28, 2014, and March 29, 2013, was $719 million and $683 million, respectively. In 2014, Europe was favorably impacted by foreign currency fluctuations of 1 percent.
Latin America reported operating income of $668 million and $763 million for the three months ended March 28, 2014, and March 29, 2013, respectively. Operating income in 2014 was unfavorably impacted by foreign currency exchange fluctuations of 21 percent, offset by favorable price mix in all of the segment's business units.
Operating income for North America for the three months ended March 28, 2014, and March 29, 2013, was $428 million and $341 million, respectively. Foreign currency fluctuations had a 1 percent unfavorable impact on North America's operating income in 2014. The operating segment was unfavorably impacted by one less selling day in 2014 as well as the shift in timing of Easter holiday sales which negatively impacted the first quarter of 2014. These unfavorable impacts were favorably offset by gains and losses on the Company's economic hedges in 2014 and a decrease in charges related to the Company's productivity and reinvestment programs of $7 million during the three months ended March 28, 2014, as compared to the three months ended March 29, 2013.
Asia Pacific's operating income for the three months ended March 28, 2014, and March 29, 2013, was $557 million and $602 million, respectively. Operating income for the segment was unfavorably impacted by foreign currency fluctuations of 9 percent as well as unfavorable shifts in geographic and product and channel mix in 2014.
Operating loss for our Bottling Investments segment for the three months ended March 28, 2014, was $26 million compared to operating income of $39 million for the three months ended March 29, 2013. Fluctuations in foreign currency impacted the segment's 2014 operating income by 1 percent, and the primary reason for the decrease in operating income was the deconsolidation of the Company's Philippine and Brazilian bottling operations in January and July of 2013, respectively.
The Corporate segment's operating loss for the three months ended March 28, 2014, and March 29, 2013, was $273 million and $302 million, respectively. Operating loss for the Corporate segment was favorably impacted by reduced pension and other postretirement benefit expenses, partially offset by unfavorable foreign currency exchange fluctuations of 4 percent.
Based on spot rates as of the beginning of April 2014 and our hedging coverage in place, the Company expects currencies, including the Venezuelan bolivar, to have a 7 percent unfavorable impact on both the second quarter and full year consolidated operating income. Additionally, in January 2014, in an effort to control inflation, pricing and product shortages, the Venezuelan government imposed a cap on profit margins earned by businesses in Venezuela. We are currently evaluating the impact the new law may have on our 2014 operating income.
Interest Income
During the three months ended March 28, 2014, interest income was $123 million, compared to $116 million during the three months ended March 29, 2013, an increase of $7 million. This increase primarily reflects higher cash balances and higher average interest rates in certain of our international locations, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
Interest Expense
During the three months ended March 28, 2014, interest expense was $124 million, compared to $102 million during the three months ended March 29, 2013, an increase of $22 million. This increase primarily reflects the impact of additional long-term debt the Company issued during late 2013 and 2014 and interest rate swaps on our fixed-rate debt. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for information on the Company's hedging program. See below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended March 28, 2014, versus Three Months Ended March 29, 2013
Equity income (loss) — net represents the Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended March 28, 2014, equity income was $71 million, compared to equity income of $87 million during the three months ended March 29, 2013, a decrease of $16 million. This decrease reflects, among other items, the unfavorable impact of the challenging economic conditions around the world where many of our equity method investees operate, the consolidation of innocent which had previously been accounted for as an equity method investee and fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies. The unfavorable impact of these items was partially offset by the deconsolidation of the Company's Philippine and Brazilian bottling operations in January 2013 and July 2013, respectively, which resulted in the Company beginning to account for its investments in these operations under the equity method of accounting. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Philippine and Brazilian bottling transactions.
The Company recorded net charges of $27 million and $39 million in the line item equity income (loss) — net during the three months ended March 28, 2014, and March 29, 2013, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to the devaluation of the Venezuelan bolivar. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation.
Other Income (Loss) — Net
Three Months Ended March 28, 2014, versus Three Months Ended March 29, 2013
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
During the three months ended March 28, 2014, other income (loss) — net was a loss of $241 million. This loss was primarily due to net foreign exchange losses of $226 million as a result of the expansion of the Venezuelan government's currency conversion markets during the period. With the option to use the new conversion mechanism, the Company was required to reevaluate the exchange rate previously used for remeasurement and select the rate that best represents our economic circumstances and that the Company would have access to and intend to use for settling transactions. After completing this analysis, the Company remeasured the net assets related to its operations in Venezuela. None of the other items included in other income (loss) — net during the three months ended March 28, 2014, were individually significant. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the remeasurement of the Venezuelan currency.
During the three months ended March 29, 2013, other income (loss) — net was a loss of $165 million. The loss was primarily due to net foreign currency exchange losses of $178 million, partially offset by net gains of $16 million related to trading securities and the sale of available-for-sale securities as well as dividend income of $4 million. The net foreign currency exchange losses were primarily due to a charge of $140 million due to the devaluation of the Venezuelan bolivar. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on Venezuela's currency devaluation.
Income Taxes
Our effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2015 to 2023. We expect each of these grants to be renewed indefinitely. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2014 is 23.0 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

The Company recorded income tax expense of $579 million (26.2 percent effective tax rate) and $575 million (24.6 percent effective tax rate) during the three months ended March 28, 2014, and March 29, 2013, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended
	March 28, 2014		March 29, 2013
Productivity and reinvestment program	$(32)	[1]	$(40)	[1]
Other productivity, integration and restructuring initiatives	—	[2]	—	[2]
Certain tax matters	5	[3]	1	[3]
Other — net	5	[4]	4	[5]

[1]
Related to charges of $86 million and $102 million during the three months ended March 28, 2014, and March 29, 2013, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to net charges of $42 million and $21 million during the three months ended March 28, 2014, and March 29, 2013, respectively. These charges were due to the Company's other restructuring and integration initiatives that are outside the scope of the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[4]
Related to charges of $253 million that primarily consisted of $247 million due to the devaluation of the Venezuelan bolivar and $6 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[5]
Related to charges of $176 million that primarily consisted of $149 million due to the devaluation of the Venezuelan bolivar and $30 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations throughout the remainder of 2014. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $6,321 million in lines of credit available for general corporate purposes as of March 28, 2014. These backup lines of credit expire at various times between 2014 and 2019.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the three months ended March 28, 2014. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $14.1 billion as of March 28, 2014. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from these locations. The Company's subsidiaries in Argentina and Venezuela held $277 million and $182 million, respectively, of cash, cash equivalents, short-term investments and marketable securities as of March 28, 2014. See further discussion of the Venezuela markets in the "Foreign Exchange" section below.

Net operating revenues in the United States were $4.4 billion for the three months ended March 28, 2014, or 41 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of domestic debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
In the future, should we require more capital to fund significant discretionary activities in the United States than is generated by our domestic operations and is available through the issuance of domestic debt, we could elect to repatriate future periods' earnings from foreign jurisdictions. This alternative could result in a higher effective tax rate in the future. While the likelihood is remote, the Company could also elect to repatriate earnings from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to various foreign jurisdictions, where applicable. This alternative could also result in a higher effective tax rate in the period in which such a determination is made to repatriate prior periods' foreign earnings. Refer to Note 14 of Notes to Consolidated Financial Statements in the Company's 2013 Annual Report on Form 10-K for further information related to our income taxes and undistributed earnings of the Company's foreign subsidiaries.
Based on all of the aforementioned factors, the Company believes its current liquidity position is strong, and we will continue to meet all of our financial commitments for the foreseeable future.
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended March 28, 2014, and March 29, 2013, was $1,066 million and $478 million, respectively, an increase of $588 million. This increase primarily reflects the incremental pension contributions that were made in the first quarter of 2013 and a reduction in the use of working capital during the three months ended March 28, 2014, partially offset by the unfavorable impact of foreign currency exchange in 2014.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 28, 2014, and March 29, 2013, was $2,213 million and $1,218 million, respectively, an increase of $995 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the three months ended March 28, 2014, purchases of investments were $4,369 million and proceeds from disposals of investments were $2,595 million, resulting in a net cash outflow of $1,774 million. During the three months ended March 29, 2013, purchases of investments were $3,506 million and proceeds from disposals of investments were $2,225 million, resulting in a net cash outflow of $1,281 million. The purchases during the three months ended March 28, 2014, include our investment in Green Mountain Coffee Roasters, Inc. ("GMCR"), now known as Keurig Green Mountain, Inc., partially offset by the net purchases and proceeds of our short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on our investment in GMCR.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 28, 2014, and March 29, 2013, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $85 million and $28 million, respectively, none of which were individually significant.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
There were no proceeds from disposals of businesses, equity method investments and nonmarketable securities during the three months ended March 28, 2014. During the three months ended March 29, 2013, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $690 million, which primarily included the sale of a majority ownership interest in our Philippine bottling operations to Coca-Cola FEMSA. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the three months ended March 28, 2014, were $381 million. The Company currently expects our 2014 full year capital expenditures to be between $2.5 billion and $3.0 billion, primarily in our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the three months ended March 29, 2013, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $463 million.

Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances and share repurchases. Net cash provided by financing activities during the three months ended March 28, 2014, and March 29, 2013, totaled $205 million and $1,435 million, respectively.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. On March 28, 2014, we had $6,321 million in lines of credit available for general corporate purposes. These backup lines of credit expire at various times between 2014 and 2019.
During the three months ended March 28, 2014, the Company had issuances of debt of $10,926 million, which included $476 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $9,429 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $1,021 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances.
The Company made payments of debt of $9,567 million during the three months ended March 28, 2014, which included $8,556 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,011 million, which included the early extinguishment of certain long-term debt as described further below.
During the first quarter of 2014, the Company retired $1,000 million of long-term debt upon maturity and issued $1,000 million total principal amount of notes due September 1, 2015, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 0.01 percent.
As of March 28, 2014, the carrying value of the Company's long-term debt included $502 million of fair value adjustments related to the debt assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 19 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
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
Issuances of Stock
During the three months ended March 28, 2014, the Company received cash proceeds from issuances of stock of $191 million, a decrease of $226 million when compared to cash proceeds of $417 million from stock issuances during the three months ended March 29, 2013. This decrease is primarily due to a reduction in the exercise of stock options by Company employees.

Share Repurchases
During the three months ended March 28, 2014, the Company repurchased 20.9 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $38.44 per share, for a total cost of $804 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $875 million during the three months ended March 28, 2014. The total cash outflow for treasury stock during the first three months of 2014 includes treasury stock that was purchased and settled during the three months ended March 28, 2014, as well as stock purchased in December 2013 that settled in early 2014; however, it does not include treasury stock that was purchased but did not settle during the three months ended March 28, 2014. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the three months ended March 28, 2014, resulted in a net cash outflow of $684 million. During 2014, the Company expects to purchase between $2.5 billion and $3.0 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.
During the three months ended March 29, 2013, the Company repurchased 39.3 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $38.47 per share, for a total cost of $1,513 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the three months ended March 29, 2013, was $1,523 million. The total cash outflow for treasury stock during the first three months of 2013 includes treasury stock that was purchased and settled during the three months ended March 29, 2013, as well as stock purchased in December 2012 that settled in early 2013; however, it does not include treasury stock that was purchased but did not settle during the three months ended March 29, 2013. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the three months ended March 29, 2013, resulted in a net cash outflow of $1,106 million.
Dividends
The Company did not have any cash payments for dividends during the three months ended March 28, 2014, and March 29, 2013. On April 1, 2014, the Company paid $1,342 million of dividends that were declared during the fourth quarter of 2013. On April 1, 2013, the Company paid $1,247 million of dividends that were declared during the fourth quarter of 2012.
Our Board of Directors approved the Company's regular quarterly dividend of $0.305 per share at its April 2014 meeting. This dividend is payable on July 1, 2014, to shareowners of record as of June 16, 2014.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our consolidated operating income for the three months ended March 28, 2014, by 11 percent when compared to the three months ended March 29, 2013. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have an unfavorable impact on our consolidated results through the end of the year. Based on spot rates as of the beginning of April 2014 and our hedging coverage in place, the Company expects currencies, including the Venezuelan bolivar, to have a 7 percent unfavorable impact on both the second quarter and full year consolidated operating income.
In February 2013, the Venezuelan government devalued its currency to an official rate of exchange ("official rate") of 6.3 bolivars per U.S. dollar provided by the Commission for the Administration of Foreign Exchange ("CADIVI"). At that time, the Company remeasured the net monetary assets of our Venezuelan subsidiary at the official rate. As a result of the devaluation we recognized a loss of $140 million in the line item other income (loss) — net in our condensed consolidated statement of income during the three months ended March 29, 2013.
Beginning in October 2013, the government authorized certain companies that operate in designated industry sectors to exchange a limited volume of bolivars for U.S. dollars at a bid rate established via weekly auctions under a system referred to as "SICAD 1." During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD 1 auction process while retaining the official rate of 6.3 bolivars per U.S. dollar; replaced CADIVI with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”); and introduced another currency exchange mechanism (“SICAD 2”). The SICAD 2 rate is intended to more closely resemble a market-driven exchange rate than the official rate and SICAD 1. As a result of these changes, an entity may be able to convert bolivars to U.S. dollars at one of three legal exchange rates, which as of March 28, 2014, were 6.3 (official rate), 10.8 (SICAD 1) and 50.9 (SICAD 2). We analyzed the multiple rates currently available and the Company's estimates of the applicable rate at which future transactions could be settled, including the payment of dividends. Based on this analysis, we determined that the SICAD 1 rate is the most appropriate rate to use for remeasurement given our circumstances. Therefore, as of March 28, 2014, we remeasured the net monetary assets of our Venezuelan subsidiary using an exchange rate of 10.8 bolivars per U.S. dollar, which was the SICAD 1 rate on that date. We recorded a charge of $226 million related to the change in exchange rates in the line item other income (loss) — net in our condensed consolidated statement of income. The Company will continue to use the SICAD 1 rate to remeasure the net monetary assets of our Venezuelan subsidiary unless facts and circumstances change.
If the bolivar devalues further, or if we are able to access currency at different rates that are reasonable to the Company, it would result in our Company recognizing additional foreign currency exchange gains or losses in our condensed consolidated financial statements. As of March 28, 2014, our Venezuelan subsidiary held net monetary assets of $266 million, including $182 million of cash, cash equivalents, short-term investments and marketable securities. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars and the carrying value of the receivables related to these sales was $222 million as of March 28, 2014. If a government-approved exchange rate mechanism is not available for our bottling partner in Venezuela to convert bolivars and pay for these receivables and for future concentrate sales, the receivables balance will continue to increase. We will continue to monitor the collectability and convertibility of these receivables. We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela, which had a carrying value of $107 million as of March 28, 2014. If the bolivar further devalues, it could result in the impairment of these intangible assets.
The Company will continue to manage its foreign currency exchange exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet as of March 28, 2014, compared to our consolidated balance sheet as of December 31, 2013 (in millions):

	March 28, 2014	December 31, 2013	Increase (Decrease)		Percent Change
Cash and cash equivalents	$9,131	$10,414	$(1,283)		(12)%
Short-term investments	6,918	6,707	211		3
Marketable securities	3,384	3,147	237		8
Trade accounts receivable — net	5,233	4,873	360		7
Inventories	3,357	3,277	80		2
Prepaid expenses and other assets	3,029	2,886	143		5
Equity method investments	10,283	10,393	(110)		(1)
Other investments	2,844	1,119	1,725		154
Other assets	4,655	4,661	(6)		—
Property, plant and equipment — net	14,860	14,967	(107)		(1)
Trademarks with indefinite lives	6,745	6,744	1		—
Bottlers' franchise rights with indefinite lives	7,403	7,415	(12)		—
Goodwill	12,343	12,312	31		—
Other intangible assets	1,104	1,140	(36)		(3)
Total assets	$91,289	$90,055	$1,234		1%
Accounts payable and accrued expenses	$9,959	$9,577	$382		4%
Loans and notes payable	18,250	16,901	1,349		8
Current maturities of long-term debt	1,551	1,024	527		51
Accrued income taxes	296	309	(13)		(4)
Long-term debt	18,640	19,154	(514)		(3)
Other liabilities	3,414	3,498	(84)		(2)
Deferred income taxes	6,257	6,152	105		2
Total liabilities	$58,367	$56,615	$1,752		3%
Net assets	$32,922	$33,440	$(518)	[1]	(2)%
1 Includes a decrease in net assets of $389 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•
Other investments increased $1,725 million, or 154 percent, primarily due to the Company's investment in GMCR, which is accounted for as an available-for-sale security. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on this investment.

•
Current maturities of long-term debt increased $527 million, or 51 percent, primarily due to the reclassification of long-term debt that is scheduled to mature within a year out of the line item long-term debt.

•
Long-term debt decreased $514 million, or 3 percent, primarily due to the maturity or reclassification of certain portions of the Company's long-term debt during the three months ended March 28, 2014. Long-term debt that is scheduled to mature within a year is reclassified out of the line item long-term debt into the line item current maturities of long-term debt. This decrease was partially offset by the Company's issuance of long-term debt during the first quarter of 2014. Refer to the heading "Cash Flows from Financing Activities" above and Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 28, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 28, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 28, 2014, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
January 1, 2014 through January 24, 2014	1,400,000	$40.05	1,400,000	420,378,806
January 25, 2014 through February 21, 2014	4,108,843	$37.88	1,600,000	418,778,806
February 22, 2014 through March 28, 2014	17,927,885	$38.33	17,917,142	400,861,664
Total	23,436,728	$38.36	20,917,142
1 The total number of shares purchased includes: (i) shares purchased pursuant to the 2012 Plan described in footnote 2 below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling zero shares, 2,508,843 shares and 10,743 shares for the fiscal months of January, February and March 2014, respectively.
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

4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 31, 2007.
4.6	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 1.500% Notes due November 15, 2015 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.8	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.9
Form of Exchange and Registration Rights Agreement among the Company, the representatives of the initial purchasers of the Notes and the other parties named therein — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 8, 2011.

4.10	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

4.11	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.12	Form of Note for 0.750% Notes due March 13, 2015 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.13	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.14	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.15	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.16	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.17	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 7, 2014.
10.1
Separation Agreement and Full and Complete Release Agreement on Competition, Trade Secrets and Confidentiality between the Company and Steven A. Cahillane, dated effective January 21, 2014 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 24, 2014.

10.2
The Coca-Cola Company 1989 Restricted Stock Award Plan, as Amended and Restated through February 19, 2014 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2014.

10.3
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 19, 2014.

10.4
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 19, 2014.

10.5
Form of Stock Option Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 19, 2014.

12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 28, 2014, and March 29, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 28, 2014, and March 29, 2013, (iii) Condensed Consolidated Balance Sheets as of March 28, 2014, and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2014, and March 29, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ LARRY M. MARK
Date:	April 24, 2014	Larry M. Mark Vice President and Controller (As Principal Accounting Officer)

/s/ MARK RANDAZZA
Date:	April 24, 2014	Mark Randazza Vice President and Assistant Controller (On Behalf of the Registrant)

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

4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 31, 2007.
4.6	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 1.500% Notes due November 15, 2015 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.8	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.9
Form of Exchange and Registration Rights Agreement among the Company, the representatives of the initial purchasers of the Notes and the other parties named therein — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 8, 2011.

4.10	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.11	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.12	Form of Note for 0.750% Notes due March 13, 2015 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.13	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.14	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.15	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.16	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.17	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 7, 2014.
10.1
Separation Agreement and Full and Complete Release Agreement on Competition, Trade Secrets and Confidentiality between the Company and Steven A. Cahillane, dated effective January 21, 2014 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 24, 2014.

10.2
The Coca-Cola Company 1989 Restricted Stock Award Plan, as Amended and Restated through February 19, 2014 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2014.

10.3
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 19, 2014.

10.4
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 19, 2014.

10.5
Form of Stock Option Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 19, 2014.

12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 28, 2014, and March 29, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 28, 2014, and March 29, 2013, (iii) Condensed Consolidated Balance Sheets as of March 28, 2014, and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2014, and March 29, 2013, and (v) Notes to Condensed Consolidated Financial Statements.