Form 10-Q/A
period 2014-03-28
COCA COLA CO
filed 2014-04-30
CIK 21344

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

1

Explanatory Note
The Coca-Cola Company is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2014 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on April 24, 2014, for the sole purpose of correcting an error in the second paragraph of “Liquidity, Capital Resources and Financial Position” section of Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-Q. Specifically, in the fifth sentence of that paragraph, “$14.1 billion” should have been “$17.1 billion,” so that the sentence, as corrected, reads: “The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $17.1 billion as of March 28, 2014.”
No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

2

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
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the three months ended March 28, 2014. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $17.1 billion as of March 28, 2014. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from these locations. The Company's subsidiaries in Argentina and Venezuela held $277 million and $182 million, respectively, of cash, cash equivalents, short-term investments and marketable securities as of March 28, 2014. See further discussion of the Venezuela markets in the "Foreign Exchange" section below.

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

Item 6.  Exhibits

Exhibit No.
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

THE COCA-COLA COMPANY (REGISTRANT)

/s/ LARRY M. MARK
Date:	April 30, 2014	Larry M. Mark Vice President and Controller (As Principal Accounting Officer)

/s/ MARK RANDAZZA
Date:	April 30, 2014	Mark Randazza Vice President and Assistant Controller (On Behalf of the Registrant)

EXHIBIT INDEX

Exhibit No.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.