Form 10-Q
period 2014-06-27
COCA COLA CO
filed 2014-07-30
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 25, 2014
$0.25 Par Value	4,385,923,844 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
NET OPERATING REVENUES	$12,574	$12,749	$23,150	$23,784
Cost of goods sold	4,819	4,989	8,902	9,313
GROSS PROFIT	7,755	7,760	14,248	14,471
Selling, general and administrative expenses	4,384	4,385	8,373	8,567
Other operating charges	201	132	329	253
OPERATING INCOME	3,170	3,243	5,546	5,651
Interest income	144	129	267	245
Interest expense	107	122	231	224
Equity income (loss) — net	254	246	325	333
Other income (loss) — net	(77)	29	(318)	(136)
INCOME BEFORE INCOME TAXES	3,384	3,525	5,589	5,869
Income taxes	779	831	1,358	1,406
CONSOLIDATED NET INCOME	2,605	2,694	4,231	4,463
Less: Net income attributable to noncontrolling interests	10	18	17	36
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,595	$2,676	$4,214	$4,427
BASIC NET INCOME PER SHARE[1]	$0.59	$0.60	$0.96	$0.99
DILUTED NET INCOME PER SHARE[1]	$0.58	$0.59	$0.95	$0.98
DIVIDENDS PER SHARE	$0.305	$0.280	$0.610	$0.560
AVERAGE SHARES OUTSTANDING	4,391	4,446	4,396	4,450
Effect of dilutive securities	63	81	63	78
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,454	4,527	4,459	4,528
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
CONSOLIDATED NET INCOME	$2,605	$2,694	$4,231	$4,463
Other comprehensive income:
Net foreign currency translation adjustment	337	(1,051)	(52)	(981)
Net gain (loss) on derivatives	(81)	117	(180)	204
Net unrealized gain (loss) on available-for-sale securities	334	18	649	26
Net change in pension and other benefit liabilities	17	46	24	78
TOTAL COMPREHENSIVE INCOME	3,212	1,824	4,672	3,790
Less: Comprehensive income (loss) attributable to noncontrolling interests	9	20	12	61
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$3,203	$1,804	$4,660	$3,729
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	June 27, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,618	$10,414
Short-term investments	6,524	6,707
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	18,142	17,121
Marketable securities	3,467	3,147
Trade accounts receivable, less allowances of $59 and $61, respectively	5,870	4,873
Inventories	3,536	3,277
Prepaid expenses and other assets	2,856	2,886
TOTAL CURRENT ASSETS	33,871	31,304
EQUITY METHOD INVESTMENTS	10,857	10,393
OTHER INVESTMENTS	3,601	1,119
OTHER ASSETS	4,805	4,661
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $10,610 and $10,065, respectively	14,918	14,967
TRADEMARKS WITH INDEFINITE LIVES	6,798	6,744
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,284	7,415
GOODWILL	12,296	12,312
OTHER INTANGIBLE ASSETS	1,059	1,140
TOTAL ASSETS	$95,489	$90,055
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,575	$9,577
Loans and notes payable	20,081	16,901
Current maturities of long-term debt	1,519	1,024
Accrued income taxes	454	309
TOTAL CURRENT LIABILITIES	32,629	27,811
LONG-TERM DEBT	18,643	19,154
OTHER LIABILITIES	3,447	3,498
DEFERRED INCOME TAXES	6,469	6,152
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	12,675	12,276
Reinvested earnings	63,194	61,660
Accumulated other comprehensive income (loss)	(2,986)	(3,432)
Treasury stock, at cost — 2,655 and 2,638 shares, respectively	(40,572)	(39,091)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	34,071	33,173
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	230	267
TOTAL EQUITY	34,301	33,440
TOTAL LIABILITIES AND EQUITY	$95,489	$90,055
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	June 27, 2014	June 28, 2013
OPERATING ACTIVITIES
Consolidated net income	$4,231	$4,463
Depreciation and amortization	967	947
Stock-based compensation expense	112	92
Deferred income taxes	(67)	100
Equity (income) loss — net of dividends	(124)	(132)
Foreign currency adjustments	260	159
Significant (gains) losses on sales of assets — net	140	(23)
Other operating charges	120	83
Other items	6	22
Net change in operating assets and liabilities	(1,175)	(1,755)
Net cash provided by operating activities	4,470	3,956
INVESTING ACTIVITIES
Purchases of investments	(7,895)	(7,077)
Proceeds from disposals of investments	6,192	5,224
Acquisitions of businesses, equity method investments and nonmarketable securities	(332)	(308)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	45	690
Purchases of property, plant and equipment	(1,030)	(1,069)
Proceeds from disposals of property, plant and equipment	134	57
Other investing activities	(242)	(225)
Net cash provided by (used in) investing activities	(3,128)	(2,708)
FINANCING ACTIVITIES
Issuances of debt	21,267	22,779
Payments of debt	(18,122)	(19,454)
Issuances of stock	650	951
Purchases of stock for treasury	(1,953)	(2,978)
Dividends	(1,342)	(1,249)
Other financing activities	(438)	87
Net cash provided by (used in) financing activities	62	136
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(200)	(420)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	1,204	964
Balance at beginning of period	10,414	8,442
Balance at end of period	$11,618	$9,406
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 27, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2014 and 2013 ended on June 27, 2014 and June 28, 2013, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
Hyperinflationary Economies
A hyperinflationary economy is one that has cumulative inflation of 100 percent or more over a three-year period. Effective January 1, 2010, Venezuela was determined to be a hyperinflationary economy. In accordance with hyperinflationary accounting under accounting principles generally accepted in the United States, our local subsidiary is required to use the U.S. dollar as its functional currency.
In February 2013, the Venezuelan government devalued its currency to an official rate of exchange ("official rate") of 6.3 bolivars per U.S. dollar provided by the Commission for the Administration of Foreign Exchange ("CADIVI"). At that time, the Company remeasured the net monetary assets of our Venezuelan subsidiary at the official rate. As a result of the devaluation, we recognized a loss of $140 million in the line item other income (loss) — net in our condensed consolidated statement of income during the six months ended June 28, 2013.
Beginning in October 2013, the government authorized certain companies that operate in designated industry sectors to exchange a limited volume of bolivars for U.S. dollars at a bid rate established via weekly auctions under a system referred to as "SICAD 1." During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD 1 auction process while retaining the official rate of 6.3 bolivars per U.S. dollar; replaced CADIVI with a new foreign currency administration, the National Center for Foreign Commerce ("CENCOEX"); and introduced another currency exchange mechanism ("SICAD 2"). The SICAD 2 rate is intended to more closely resemble a market-driven exchange rate than the official rate and SICAD 1. As a result of these changes, an entity may be able to convert bolivars to U.S. dollars at one of three legal exchange rates, which as of March 28, 2014, were 6.3 (official rate), 10.8 (SICAD 1) and 50.9 (SICAD 2). We analyzed the multiple rates available and the Company's estimates of the applicable rate at which future transactions could be settled, including the payment of dividends. Based on this analysis, we determined that the SICAD 1 rate is the most appropriate rate to use for remeasurement given our circumstances. Therefore, as of March 28, 2014, we remeasured the net monetary assets of our Venezuelan subsidiary using an exchange rate of 10.8 bolivars per U.S. dollar, which was the SICAD 1 rate on that date. We recorded a charge of $226 million related to the change in exchange rates in the line item other income (loss) — net in our condensed consolidated statement of income during the six months ended June 27, 2014. The Company will continue to use the SICAD 1 rate to remeasure the net monetary assets of our Venezuelan subsidiary unless facts and circumstances change.
If the bolivar devalues further, or if we are able to access currency at different rates that are reasonable to the Company, it would result in our Company recognizing additional foreign currency exchange gains or losses in our condensed consolidated financial statements. As of June 27, 2014, our Venezuelan subsidiary held net monetary assets of $263 million, including $178 million of cash, cash equivalents, short-term investments and marketable securities. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars and the carrying value of the receivables related to these sales was $281 million as of June 27, 2014. If a government-approved exchange rate mechanism is not available for our bottling partner in Venezuela to convert bolivars and pay for these receivables and for future concentrate sales, the receivables balance will continue to increase. We will continue to monitor the collectability and convertibility of these receivables. We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela, which had a carrying value of $107 million as of June 27, 2014. If the bolivar further devalues, it could result in the impairment of these intangible assets. Additionally, in January 2014, the Venezuelan government enacted a new law which imposes limits on profit margins earned in the country, which limited the Company's cash flows during the three and six months ended June 27, 2014, and will continue to limit the future cash flows as long as the law is in effect.
Recently Issued Accounting Guidance
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. The Company is currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, which will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the six months ended June 27, 2014, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $332 million, which primarily included a joint investment with one of our bottling partners in a dairy company in Ecuador, which is accounted for under the equity method of accounting. During the six months ended June 28, 2013, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $308 million, which primarily included our acquisition of the majority of the remaining outstanding shares of Fresh Trading Ltd. ("innocent") and a majority interest in bottling operations in Myanmar. We remeasured our equity interest in innocent to fair value upon the close of the transaction. The resulting gain on the remeasurement was not significant to our condensed consolidated financial statements.
Green Mountain Coffee Roasters, Inc.
In February 2014, the Company and Green Mountain Coffee Roasters, Inc. ("GMCR"), now known as Keurig Green Mountain, Inc., entered into a 10-year global strategic agreement to collaborate on the development and introduction of the Company's global brand portfolio for use in GMCR's forthcoming Keurig ColdTM at-home beverage system. Under the agreement, the companies will cooperate to bring the Keurig ColdTM beverage system to consumers around the world, and GMCR will be the Company's exclusive partner for the production and sale of our branded single-serve, pod-based cold beverages. Together we will also explore other future opportunities to collaborate on the Keurig® platform. In an effort to align long-term interests, we also entered into an agreement to purchase a 10 percent equity position in GMCR, and on February 27, 2014, the Company purchased the newly issued shares in GMCR for approximately $1,265 million, including transaction costs of $14 million.
In May 2014, the Company purchased additional shares of GMCR in the market for $302 million, which represented an additional 2 percent equity position in GMCR. We account for the investment in GMCR as an available-for-sale security, which is included in the line item other investments in our condensed consolidated balance sheet. These purchases were included in the line item purchases of investments in our condensed consolidated statement of cash flows.
Subsequent to these purchases, the Company entered into an agreement with Credit Suisse Capital LLC ("CS") to purchase additional shares of GMCR which would increase the Company's equity position to a 16 percent interest based on the total number of issued and outstanding shares of GMCR as of May 1, 2014. Under the agreement, the Company will purchase from CS, on a date selected by CS no later than February 2015, the lesser of (1) 6.5 million shares of GMCR or (2) the number of shares that shall cause our ownership to equal 16 percent. The purchase price per share will be the average of the daily volume-weighted average price per share from May 15, 2014, to the date selected by CS, as adjusted in certain circumstances specified in the agreement. CS will have exclusive ownership and control over any such shares until delivered to the Company. This agreement with CS qualifies as a derivative, and the changes in its fair value are immediately recognized into earnings.
Coca-Cola Erfrischungsgetränke AG
In conjunction with the Company's acquisition of 18 German bottling and distribution operations in 2007, the former owners received put options to sell their respective shares in Coca-Cola Erfrischungsgetränke AG ("CCEAG") back to the Company in January 2014. The Company paid $503 million to purchase these shares, which was included in the line item other financing activities in our condensed consolidated statement of cash flows, and now owns 100 percent of CCEAG.
Divestitures
During the six months ended June 27, 2014, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $45 million, which represented the proceeds from the refranchising of certain of our territories in North America.
In conjunction with implementing a new beverage partnership model in North America, the Company refranchised certain territories that were previously managed by our consolidated North America bottling and customer service organization called Coca-Cola Refreshments ("CCR") to three of its unconsolidated bottling partners. These territories border these bottlers' existing territories, allowing each bottler to better service local customers and provide more efficient execution. Through the execution of comprehensive beverage agreements ("CBAs") with each of the bottlers, we granted certain exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products as defined by the CBA. Under the arrangement for these territories, CCR retains the rights to produce these beverage products and the bottlers will purchase from CCR substantially all of the related finished products needed in order to service the customers in these territories. Each CBA has a term of 10 years and is renewable by the bottler indefinitely for successive additional terms of 10 years each. Under the CBA, each bottler will make ongoing quarterly payments to CCR based on their future gross profit in these territories throughout the term of the CBA, including renewals, in exchange for the grant of the exclusive territory rights.
Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories to the respective bottlers in exchange for cash totaling $45 million. Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized a $140 million noncash loss during the three and six months ended June 27, 2014, primarily related to the derecognition of the intangible assets transferred. We expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.

There is diversity in practice as it relates to the accounting for contingent consideration by the seller. The seller can account for the future contingent payments received as a gain contingency, recognizing the amounts in the income statement only after the related contingencies are resolved and the gain is realized, which in this arrangement will be quarterly as the bottlers earn gross profit in the transferred territories. Alternatively, the seller can record a receivable for the contingent consideration at fair value on the date of sale and record any future differences between the payments received and this receivable in the income statement as they occur. We elected the gain contingency treatment since the quarterly payments will be received throughout the terms of the CBAs, including all subsequent renewals, regardless of the cumulative amount received as compared to the value of the intangible assets transferred.
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
Trading Securities
As of June 27, 2014, and December 31, 2013, our trading securities had a fair value of $396 million and $372 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $39 million and $12 million as of June 27, 2014, and December 31, 2013, respectively.

The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	June 27, 2014	December 31, 2013
Marketable securities	$304	$286
Other assets	92	86
Total trading securities	$396	$372

Available-for-Sale and Held-to-Maturity Securities
As of June 27, 2014, and December 31, 2013, the Company did not have any held-to-maturity securities. As of June 27, 2014, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$2,796	$1,304	$(18)	$4,082
Debt securities	3,478	44	(9)	3,513
Total available-for-sale securities	$6,274	$1,348	$(27)	$7,595
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2013, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$1,097	$373	$(17)	$1,453
Debt securities	3,388	24	(23)	3,389
Total available-for-sale securities	$4,485	$397	$(40)	$4,842
1 Refer to Note 14 for additional information related to the estimated fair value.
As of June 27, 2014, and December 31, 2013, the Company had investments classified as available-for-sale securities in which our cost basis exceeded the fair value of our investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Management’s assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
The sale and/or maturity of available-for-sale securities resulted in the following realized activity (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Gross gains	$13	$3	$16	$8
Gross losses	(9)	(5)	(13)	(10)
Proceeds	817	1,121	2,182	2,258
The Company uses one of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of June 27, 2014, and December 31, 2013, the Company's available-for-sale securities included solvency capital funds of $871 million and $667 million, respectively.

The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	June 27, 2014	December 31, 2013
Cash and cash equivalents	$—	$245
Marketable securities	3,163	2,861
Other investments	3,435	958
Other assets	997	778
Total available-for-sale securities	$7,595	$4,842
The contractual maturities of these available-for-sale securities as of June 27, 2014, were as follows (in millions):

	Cost	Fair Value
Within 1 year	$1,255	$1,258
After 1 year through 5 years	1,700	1,724
After 5 years through 10 years	142	150
After 10 years	381	381
Equity securities	2,796	4,082
Total available-for-sale securities	$6,274	$7,595
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of June 27, 2014, and December 31, 2013. Our cost method investments had a carrying value of $165 million and $162 million as of June 27, 2014, and December 31, 2013, respectively.
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

	June 27, 2014	December 31, 2013
Raw materials and packaging	$1,822	$1,692
Finished goods	1,362	1,240
Other	352	345
Total inventories	$3,536	$3,277

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

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	June 27, 2014	December 31, 2013
Assets
Foreign currency contracts	Prepaid expenses and other assets	$92	$211
Foreign currency contracts	Other assets	83	109
Commodity contracts	Prepaid expenses and other assets	—	1
Interest rate contracts	Prepaid expenses and other assets	3	—
Interest rate contracts	Other assets	218	283
Total assets		$396	$604
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$129	$84
Foreign currency contracts	Other liabilities	43	40
Commodity contracts	Accounts payable and accrued expenses	1	1
Interest rate contracts	Other liabilities	2	—
Total liabilities		$175	$125
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
2 Refer to Note 14 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	June 27, 2014	December 31, 2013
Assets
Foreign currency contracts	Prepaid expenses and other assets	$16	$21
Foreign currency contracts	Other assets	172	171
Commodity contracts	Prepaid expenses and other assets	27	33
Commodity contracts	Other assets	5	1
Other derivative instruments	Prepaid expenses and other assets	24	9
Total assets		$244	$235
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$11	$24
Foreign currency contracts	Other liabilities	10	—
Commodity contracts	Accounts payable and accrued expenses	6	23
Interest rate contracts	Other liabilities	2	3
Other derivative instruments	Accounts payable and accrued expenses	1	—
Other derivative instruments	Other liabilities	2	—
Total liabilities		$32	$50
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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our condensed consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the six months ended June 27, 2014, or June 28, 2013. The maximum length of time for which the Company hedges its exposure to future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $9,161 million and $8,450 million as of June 27, 2014, and December 31, 2013, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for the Company's commodity cash flow hedging program were $20 million and $26 million as of June 27, 2014, and December 31, 2013, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program was $1,828 million as of June 27, 2014, and December 31, 2013.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended June 27, 2014 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(50)	Net operating revenues	$18	$—	[2]
Foreign currency contracts	(9)	Cost of goods sold	7	—	[2]
Interest rate contracts	(40)	Interest expense	—	—
Commodity contracts	(1)	Cost of goods sold	—	—
Total	$(100)		$25	$—
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the six months ended June 27, 2014 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(112)	Net operating revenues	$43	$—	[2]
Foreign currency contracts	(21)	Cost of goods sold	20	—	[2]
Interest rate contracts	(91)	Interest expense	—	—
Commodity contracts	1	Cost of goods sold	1	—
Total	$(223)		$64	$—
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
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the six months ended June 28, 2013 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$220	Net operating revenues	$70	$1	[2]
Foreign currency contracts	35	Cost of goods sold	10	—
Interest rate contracts	151	Interest expense	(6)	—	[2]
Commodity contracts	1	Cost of goods sold	(1)	—
Total	$407		$73	$1
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of June 27, 2014, the Company estimates that it will reclassify into earnings during the next 12 months approximately $16 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of June 27, 2014, such adjustments had cumulatively increased the carrying value of our long-term debt by $67 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the par value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $6,600 million and $5,600 million as of June 27, 2014, and December 31, 2013, respectively.

The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $983 million and $996 million as of June 27, 2014, and December 31, 2013, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended June 27, 2014 and June 28, 2013 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		June 27, 2014	June 28, 2013
Interest rate swaps	Interest expense	$21	$(116)
Fixed-rate debt	Interest expense	(12)	131
Net impact to interest expense		$9	$15
Foreign currency contracts	Other income (loss) — net	$(37)	$(17)
Available-for-sale securities	Other income (loss) — net	30	14
Net impact to other income (loss) — net		$(7)	$(3)
Net impact of fair value hedging instruments		$2	$12
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the six months ended June 27, 2014 and June 28, 2013 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended
		June 27, 2014	June 28, 2013
Interest rate swaps	Interest expense	$26	$(151)
Fixed-rate debt	Interest expense	(15)	176
Net impact to interest expense		$11	$25
Foreign currency contracts	Other income (loss) — net	$(19)	$(7)
Available-for-sale securities	Other income (loss) — net	8	(2)
Net impact to other income (loss) — net		$(11)	$(9)
Net impact of fair value hedging instruments		$—	$16
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional values of derivatives that were designated and qualified for the Company's net investments hedging program were $1,746 million and $2,024 million as of June 27, 2014, and December 31, 2013, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the three and six months ended June 27, 2014 and June 28, 2013 (in millions):

	Gain (Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Foreign currency contracts	$(74)	$87	$(142)	$30

The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI into earnings during the three and six months ended June 27, 2014 and June 28, 2013. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended June 27, 2014 and June 28, 2013.
Economic (Nondesignated) Hedging Strategy
In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges to primarily manage foreign currency, interest rate and commodity exposure. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The changes in fair values of economic hedges are immediately recognized into earnings.
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $3,836 million and $3,871 million as of June 27, 2014, and December 31, 2013, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $853 million and $1,441 million as of June 27, 2014, and December 31, 2013, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three and six months ended June 27, 2014 and June 28, 2013 (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	June 27, 2014	June 28, 2013
Foreign currency contracts	Net operating revenues	$(6)	$6
Foreign currency contracts	Other income (loss) — net	21	6
Foreign currency contracts	Cost of goods sold	—	2
Interest rate contracts	Interest expense	—	(3)
Commodity contracts	Net operating revenues	2	(1)
Commodity contracts	Cost of goods sold	13	(75)
Commodity contracts	Selling, general and administrative expenses	4	(2)
Other derivative instruments	Selling, general and administrative expenses	17	4
Other derivative instruments	Other income (loss) — net	8	—
Total		$59	$(63)

		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	June 27, 2014	June 28, 2013
Foreign currency contracts	Net operating revenues	$(18)	$4
Foreign currency contracts	Other income (loss) — net	23	73
Interest rate contracts	Interest expense	—	(3)
Commodity contracts	Net operating revenues	—	(1)
Commodity contracts	Cost of goods sold	35	(144)
Commodity contracts	Selling, general and administrative expenses	1	(2)
Other derivative instruments	Selling, general and administrative expenses	14	24
Other derivative instruments	Other income (loss) — net	8	—
Total		$63	$(49)

NOTE 6: DEBT AND BORROWING ARRANGEMENTS
During the six months ended June 27, 2014, the Company retired $1,000 million of long-term debt upon maturity and issued $1,000 million total principal amount of notes due September 1, 2015, at a variable interest rate equal to the three-month London Interbank Offered Rate plus 0.01 percent.
NOTE 7: COMMITMENTS AND CONTINGENCIES
Guarantees
As of June 27, 2014, we were contingently liable for guarantees of indebtedness owed by third parties of $549 million, of which $174 million related to variable interest entities. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"). During that time, the Company purchased over $400 million of insurance coverage, which also insures Aqua-Chem for some of its prior and future costs for certain product liability and other claims. A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and currently has approximately 40,000 active claims pending against it. In September 2002, Aqua-Chem notified our Company that it believed we were obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation in Georgia to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. During the course of the Wisconsin insurance coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who have paid or will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for 100 percent of Aqua-Chem's losses up to policy limits. The court's judgment concluded the Wisconsin insurance coverage litigation. The Georgia litigation remains subject to the stay agreement. The Company and Aqua-Chem continued to negotiate with various insurers that were defendants in the Wisconsin insurance coverage litigation over those insurers' obligations to defend and indemnify Aqua-Chem for the asbestos-related claims. The Company anticipated that a final settlement with three of those insurers (the "Chartis insurers") would be finalized in May 2011, but such insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit against them in Wisconsin state court to enforce the coverage-in-place settlement or, in the alternative, to obtain a declaratory judgment validating Aqua-Chem and the Company's interpretation of the court's judgment in the Wisconsin insurance coverage litigation. In February 2012, the parties filed and argued a number of cross-motions for summary judgment related to the issues of the enforceability of the settlement agreement and the exhaustion of policies underlying those of the Chartis insurers. The court granted defendants' motions for summary judgment that the 2011 Settlement Agreement and 2010 Term Sheet were not binding contracts but denied their similar motions related to the plaintiffs' claims for promissory and/or equitable estoppel. On or about May 15, 2012, the parties entered into a mutually agreeable settlement/stipulation resolving two major issues: exhaustion of underlying coverage and control of defense. On or about January 10, 2013, the parties reached a settlement of the estoppel claims and all of the remaining coverage issues, with the exception of one disputed issue relating to the scope of the Chartis insurers' defense obligations in two policy years. The trial court granted summary judgment in favor of the Company and Aqua-Chem on that one open issue and entered a final appealable judgment to that effect following the parties' settlement. On January 23, 2013, the Chartis insurers filed a notice of appeal of the trial court's summary judgment ruling. On October 29, 2013, the Wisconsin Court of Appeals affirmed the grant of summary judgment in favor of the Company and Aqua-Chem. On November 27, 2013, the Chartis insurers filed a petition for review in the Supreme Court of Wisconsin, and on December 11, 2013, the Company filed its opposition to that petition. On April 16, 2014, the Supreme Court of Wisconsin denied the Chartis insurers' petition for review.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $533 million and $537 million as of June 27, 2014, and December 31, 2013, respectively.
NOTE 8: COMPREHENSIVE INCOME
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended June 27, 2014
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$4,214	$17	$4,231
Other comprehensive income:
Net foreign currency translation adjustment	(47)	(5)	(52)
Net gain (loss) on derivatives[1]	(180)	—	(180)
Net unrealized gain (loss) on available-for-sale securities[2]	649	—	649
Net change in pension and other benefit liabilities	24	—	24
Total comprehensive income	$4,660	$12	$4,672
1 Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.
2 Refer to Note 3 for information related to the net unrealized gain or loss on available-for-sale securities.

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended June 27, 2014	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$364	$(26)	$338
Reclassification adjustments recognized in net income	—	—	—
Net foreign currency translation adjustments	364	(26)	338
Derivatives:
Unrealized gains (losses) arising during the period	(102)	36	(66)
Reclassification adjustments recognized in net income	(25)	10	(15)
Net gain (loss) on derivatives[1]	(127)	46	(81)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	488	(150)	338
Reclassification adjustments recognized in net income	(4)	—	(4)
Net change in unrealized gain (loss) on available-for-sale securities[2]	484	(150)	334
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	11	(3)	8
Reclassification adjustments recognized in net income	15	(6)	9
Net change in pension and other benefit liabilities[3]	26	(9)	17
Other comprehensive income (loss) attributable to The Coca-Cola Company	$747	$(139)	$608

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Six Months Ended June 27, 2014	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(120)	$73	$(47)
Reclassification adjustments recognized in net income	—	—	—
Net foreign currency translation adjustments	(120)	73	(47)
Derivatives:
Unrealized gains (losses) arising during the period	(225)	84	(141)
Reclassification adjustments recognized in net income	(64)	25	(39)
Net gain (loss) on derivatives[1]	(289)	109	(180)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	968	(316)	652
Reclassification adjustments recognized in net income	(3)	—	(3)
Net change in unrealized gain (loss) on available-for-sale securities[2]	965	(316)	649
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	8	(2)	6
Reclassification adjustments recognized in net income	29	(11)	18
Net change in pension and other benefit liabilities[3]	37	(13)	24
Other comprehensive income (loss) attributable to The Coca-Cola Company	$593	$(147)	$446

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended June 28, 2013	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(1,004)	$(47)	$(1,051)
Reclassification adjustments recognized in net income	(2)	—	(2)
Net foreign currency translation adjustments	(1,006)	(47)	(1,053)
Derivatives:
Unrealized gains (losses) arising during the period	240	(89)	151
Reclassification adjustments recognized in net income	(55)	21	(34)
Net gain (loss) on derivatives[1]	185	(68)	117
Available-for-sale securities:
Unrealized gains (losses) arising during the period	39	(23)	16
Reclassification adjustments recognized in net income	2	—	2
Net change in unrealized gain (loss) on available-for-sale securities[2]	41	(23)	18
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	18	(4)	14
Reclassification adjustments recognized in net income	50	(18)	32
Net change in pension and other benefit liabilities[3]	68	(22)	46
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(712)	$(160)	$(872)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Six Months Ended June 28, 2013	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(679)	$(107)	$(786)
Reclassification adjustments recognized in net income	(220)	—	(220)
Net foreign currency translation adjustments	(899)	(107)	(1,006)
Derivatives:
Unrealized gains (losses) arising during the period	402	(153)	249
Reclassification adjustments recognized in net income	(73)	28	(45)
Net gain (loss) on derivatives[1]	329	(125)	204
Available-for-sale securities:
Unrealized gains (losses) arising during the period	44	(20)	24
Reclassification adjustments recognized in net income	2	—	2
Net change in unrealized gain (loss) on available-for-sale securities[2]	46	(20)	26
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	25	(9)	16
Reclassification adjustments recognized in net income	98	(36)	62
Net change in pension and other benefit liabilities[3]	123	(45)	78
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(401)	$(297)	$(698)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded during the three and six months ended June 27, 2014 (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Location of Gain (Loss) Recognized in Income	Three Months Ended June 27, 2014	Six Months Ended June 27, 2014
Derivatives:
Foreign currency contracts	Net operating revenues	$(18)	$(43)
Foreign currency and commodity contracts	Cost of goods sold	(7)	(21)
	Income before income taxes	$(25)	$(64)
	Income taxes	10	25
	Consolidated net income	$(15)	$(39)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$(4)	$(3)
	Income before income taxes	$(4)	$(3)
	Income taxes	—	—
	Consolidated net income	$(4)	$(3)
Pension and other benefit liabilities:
Amortization of net actuarial loss	*	$19	$38
Amortization of prior service cost (credit)	*	(4)	(9)
	Income before income taxes	$15	$29
	Income taxes	(6)	(11)
	Consolidated net income	$9	$18

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

NOTE 9: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2013	$33,440	$61,660	$(3,432)	$1,760	$12,276	$(39,091)	$267
Comprehensive income (loss)	4,672	4,214	446	—	—	—	12
Dividends paid/payable to shareowners of The Coca-Cola Company	(2,680)	(2,680)	—	—	—	—	—
Dividends paid to noncontrolling interests	(21)	—	—	—	—	—	(21)
Business combinations including purchase accounting adjustments	(28)	—	—	—	—	—	(28)
Purchases of treasury stock	(1,878)	—	—	—	—	(1,878)	—
Impact of employee stock option and restricted stock plans	796	—	—	—	399	397	—
June 27, 2014	$34,301	$63,194	$(2,986)	$1,760	$12,675	$(40,572)	$230
NOTE 10: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended June 27, 2014, the Company incurred other operating charges of $201 million. These charges consisted of $89 million due to the Company's productivity and reinvestment program and $66 million due to the integration of our German bottling and distribution operations. The Company also recorded a loss of $25 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. In addition, a charge of $21 million was incurred due to the write-down of receivables related to sales of concentrate to our bottling partner in Venezuela as a result of limited government-approved exchange rate conversion mechanisms. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the six months ended June 27, 2014, the Company recorded other operating charges of $329 million. These charges consisted of $175 million due to the Company's productivity and reinvestment program and $108 million due to the integration of our German bottling and distribution operations. In addition, the Company recorded a loss of $25 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. The Company also incurred a charge of $21 million due to the write-down of receivables related to sales of concentrate to our bottling partner in Venezuela as a result of limited government-approved exchange rate conversion mechanisms. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended June 28, 2013, the Company incurred other operating charges of $132 million. These charges primarily consisted of $113 million due to the Company's productivity and reinvestment program and $20 million due to the integration of our German bottling and distribution operations. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the six months ended June 28, 2013, the Company incurred other operating charges of $253 million. These charges consisted of $215 million due to the Company's productivity and reinvestment program and $41 million primarily due to the integration of our German bottling and distribution operations. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three and six months ended June 27, 2014, the Company recorded net charges of $6 million and $33 million, respectively, in the line item equity income (loss) — net. During the three and six months ended June 28, 2013, the Company recorded net charges of $3 million and $42 million, respectively, in the line item equity income (loss) — net. These charges represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to the devaluation of the Venezuelan bolivar. Refer to Note 15 for the impact these items had on our operating segments.
Other Income (Loss) — Net
During the three months ended June 27, 2014, the Company recorded a charge of $140 million primarily due to the derecognition of intangible assets as a result of refranchising certain territories in North America to three of its unconsolidated bottling partners. Refer to Note 2 for more information related to this charge and Note 15 for the impact this charge had on our operating segments.
During the six months ended June 27, 2014, the Company recorded a charge of $140 million primarily due to the derecognition of intangible assets as a result of refranchising certain territories in North America to three of its unconsolidated bottling partners. The Company also incurred a charge of $226 million due to the expansion of the Venezuelan government's currency conversion markets. Refer to Note 2 for more information related to the North America refranchising, Note 1 for more information related to the charge due to the change in Venezuelan exchange rates and Note 15 for the impact these charges had on our operating segments.
During the three and six months ended June 28, 2013, the Company recorded a loss of $144 million related to the then pending merger of four of its Japanese bottling partners. In 2012, the four bottlers announced their intent to merge as Coca-Cola East Japan Bottling Company, Ltd. ("CCEJ"), a publicly traded entity, through a share exchange. The merger was approved by the respective bottlers' shareowners in March 2013, and the transaction received final regulatory approval in May 2013. The terms of the merger agreement include the issuance of new shares of one of the publicly traded bottlers in exchange for 100 percent of the outstanding shares of the remaining three bottlers according to an agreed upon share exchange ratio. Based on the closing price of the shares on June 28, 2013, the value of the shares that the Company received in exchange for its investments in two of the non-publicly traded bottlers was less than the carrying value of those investments. As a result, we were required to write down the carrying value of these investments to their implied fair value, resulting in a loss. The merger was completed effective July 1, 2013.

During the three and six months ended June 28, 2013, the Company also recorded a gain of $139 million due to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company sold a proportionate share of its investment in Coca-Cola FEMSA. Refer to Note 15 for the impact this gain had on our operating segments.
In addition to the items above, during the six months ended June 28, 2013, the Company recorded a charge of $140 million in the line item other income (loss) — net due to the Venezuelan government announcing a currency devaluation. As a result of this devaluation, the Company remeasured the net assets related to its operations in Venezuela. Refer to Note 1 for more information related to this charge and Note 15 for the impact this charge had on our operating segments.
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
In February 2014, the Company announced that we are expanding our productivity and reinvestment program to drive an incremental $1 billion in productivity by 2016 that will primarily be redirected into increased media investments. Our incremental productivity goal consists of two relatively equal components. First, we will expand savings through global supply chain optimization, data and information technology systems standardization, and resource and cost reallocation. These savings will be reinvested in global brand-building initiatives, with an emphasis on increased media spending. Second, we will increase the effectiveness of our marketing investments by transforming our marketing and commercial model to redeploy resources into more consumer-facing marketing investments to accelerate growth.
As of June 27, 2014, the Company has incurred total pretax expenses of $939 million related to our productivity and reinvestment program since the plan commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; losses on disposal of certain assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended June 27, 2014 (in millions):

	Accrued Balance March 28, 2014	Costs Incurred Three Months Ended June 27, 2014	Payments	Noncash and Exchange	Accrued Balance June 27, 2014
Severance pay and benefits	$68	$8	$(32)	$(1)	$43
Outside services	6	22	(24)	—	4
Other direct costs	16	59	(56)	(5)	14
Total	$90	$89	$(112)	$(6)	$61
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the six months ended June 27, 2014 (in millions):

	Accrued Balance December 31, 2013	Costs Incurred Six Months Ended June 27, 2014	Payments	Noncash and Exchange	Accrued Balance June 27, 2014
Severance pay and benefits	$88	$14	$(58)	$(1)	$43
Outside services	6	31	(33)	—	4
Other direct costs	18	130	(113)	(21)	14
Total	$112	$175	$(204)	$(22)	$61

Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $66 million and $108 million related to this initiative during the three and six months ended June 27, 2014, and has incurred total pretax expenses of $735 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $142 million and $127 million accrued related to these integration costs as of June 27, 2014, and December 31, 2013, respectively.
We are currently reviewing additional restructuring opportunities within the German bottling and distribution operations, including integration costs related to information technology and other initiatives. If implemented, these initiatives will result in additional charges in future periods. However, as of June 27, 2014, the Company has not finalized any additional plans.
NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Service cost	$67	$69	$7	$9
Interest cost	102	95	10	10
Expected return on plan assets	(180)	(165)	(3)	(3)
Amortization of prior service cost (credit)	—	—	(4)	(2)
Amortization of net actuarial loss	18	49	1	3
Net periodic benefit cost (credit)	$7	$48	$11	$17
Settlement charge	2	—	—	—
Total cost (credit) recognized in statements of income	$9	$48	$11	$17

	Pension Benefits		Other Benefits
	Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Service cost	$134	$138	$13	$18
Interest cost	203	189	21	21
Expected return on plan assets	(358)	(329)	(6)	(5)
Amortization of prior service cost (credit)	(1)	(1)	(8)	(5)
Amortization of net actuarial loss	36	99	2	6
Net periodic benefit cost (credit)	$14	$96	$22	$35
Settlement charge	2	—	—	—
Total cost (credit) recognized in statements of income	$16	$96	$22	$35
During the six months ended June 27, 2014, the Company contributed $165 million to our pension plans, and we anticipate making additional contributions of approximately $6 million to our pension plans during the remainder of 2014. The Company contributed $616 million to our pension plans during the six months ended June 28, 2013.
NOTE 13: INCOME TAXES
Our effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2015 to 2023. We anticipate that we will be able to extend or renew the grants in these locations. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2014 is 22.5 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
The Company recorded income tax expense of $779 million (23.0 percent effective tax rate) and $831 million (23.5 percent effective tax rate) during the three months ended June 27, 2014 and June 28, 2013, respectively. The Company recorded income tax expense of $1,358 million (24.3 percent effective tax rate) and $1,406 million (23.9 percent effective tax rate) during the six months ended June 27, 2014 and June 28, 2013, respectively.
The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Six Months Ended
	June 27, 2014		June 28, 2013		June 27, 2014		June 28, 2013
Productivity and reinvestment program	$(34)	[1]	$(38)	[7]	$(66)	[1]	$(78)	[7]
Other productivity, integration and restructuring initiatives	—	[2]	1	[8]	—	[2]	1	[8]
Transaction gains and losses	(51)	[3]	48	[9]	(51)	[3]	48	[9]
Certain tax matters	26	[4]	(1)	[10]	31	[4]	—	[10]
Other — net	3	[5]	(8)	[11]	8	[6]	(4)	[12]

[1]
Related to charges of $89 million and $175 million during the three and six months ended June 27, 2014, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[2]
Related to charges of $66 million and $108 million during the three and six months ended June 27, 2014, respectively. These charges were due to the integration of our German bottling and distribution operations. Refer to Note 10 and Note 11.

[3]
Related to a charge of $140 million during the three and six months ended June 27, 2014, which was primarily due to the derecognition of intangible assets as a result of refranchising certain North America territories to three of its unconsolidated bottling partners. Refer to Note 2.

[4]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[5]
Related to charges of $52 million that consisted of $21 million due to a write-down of receivables related to sales of concentrate to our bottling partner in Venezuela, $25 million due to the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and $6 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

[6]
Related to charges of $305 million that consisted of $268 million due to the expansion of the Venezuelan government's currency conversion markets, including a write-down of receivables from our bottling partner in Venezuela, $25 million due to the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and $12 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10.

[7]
Related to charges of $113 million and $215 million during the three and six months ended June 28, 2013, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[8]
Related to net charges of $18 million and $39 million during the three and six months ended June 28, 2013, respectively. These charges were primarily due to the integration of our German bottling and distribution operations. Refer to Note 10 and Note 11.

[9]
Related to a net charge of $11 million that primarily consisted of a loss of $144 million due to the then pending merger of four of the Company's Japanese bottling partners, partially offset by a gain of $139 million the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14.

[10]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[11]	Related to a net charge of $26 million that primarily consisted of a charge of $23 million due to the early extinguishment of certain long-term debt.

[12]
Related to charges of $202 million that primarily consisted of a charge of $23 million due to the early extinguishment of certain long-term debt; a charge of $149 million due to the devaluation of the Venezuelan bolivar; and a net charge of $33 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity investees. Refer to Note 1 and Note 10.

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

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 27, 2014 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities[2]	$217	$173	$6		$—	$396
Available-for-sale securities[2]	4,079	3,393	123	[3]	—	7,595
Derivatives[4]	14	626	—		(165)	475	[5]
Total assets	$4,310	$4,192	$129		$(165)	$8,466
Liabilities
Derivatives[4]	$3	$204	$—		$(165)	$42	[5]
Total liabilities	$3	$204	$—		$(165)	$42
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
5 The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $3 million in the line item prepaid expenses and other assets; $472 million in the line item other assets; $13 million in the line item accounts payable and accrued expenses; and $29 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.
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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and six months ended June 27, 2014 and June 28, 2013.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended June 27, 2014 and June 28, 2013.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The Company did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the three and six months ended June 27, 2014.
In 2012, four of the Company's Japanese bottling partners announced their intent to merge as CCEJ, a publicly traded entity, through a share exchange. The merger was approved by the respective bottlers' shareowners in March 2013, and the transaction received final regulatory approval in May 2013. The terms of the merger agreement include the issuance of new shares of one of the publicly traded bottlers in exchange for 100 percent of the outstanding shares of the remaining three bottlers according to an agreed upon share exchange ratio. Based on the closing price of the shares on June 28, 2013, the value of the shares that the Company was to receive in exchange for its investments in two of the non-publicly traded bottlers was less than the carrying value of those investments. As a result, we were required to write down the carrying value of these investments to their implied fair value, resulting in a loss of $144 million during the three and six months ended June 28, 2013. This loss was determined using Level 1 inputs. The merger was completed effective July 1, 2013.
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
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. As of June 27, 2014, the carrying amount and fair value of our long-term debt, including the current portion, were $20,162 million and $20,760 million, respectively. As of December 31, 2013, the carrying amount and fair value of our long-term debt, including the current portion, were $20,178 million and $20,352 million, respectively.

NOTE 15: OPERATING SEGMENTS
Effective January 1, 2014, the Company changed the name of the Pacific segment to Asia Pacific. This change did not impact the results of the segments, but the name of the segment has been updated in all information presented herein.
Information about our Company's operations as of and for the three months ended June 27, 2014 and June 28, 2013, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2014
Net operating revenues:
Third party	$732	$1,385	$1,105	$5,710	$1,550	$2,042	$50	$—	$12,574
Intersegment	—	184	13	7	173	18	—	(395)	—
Total net revenues	732	1,569	1,118	5,717	1,723	2,060	50	(395)	12,574
Operating income (loss)	290	892	633	827	846	38	(356)	—	3,170
Income (loss) before income taxes	313	904	636	682	851	254	(256)	—	3,384
Identifiable operating assets	1,411	4,014	2,871	34,426	2,117	7,119	29,073	—	81,031
Noncurrent investments	1,189	115	807	51	149	9,557	2,590	—	14,458
2013
Net operating revenues:
Third party	$765	$1,293	$1,139	$5,708	$1,573	$2,218	$53	$—	$12,749
Intersegment	—	175	76	5	157	20	—	(433)	—
Total net revenues	765	1,468	1,215	5,713	1,730	2,238	53	(433)	12,749
Operating income (loss)	332	836	726	731	847	125	(354)	—	3,243
Income (loss) before income taxes	351	869	730	732	853	354	(364)	—	3,525
Identifiable operating assets	1,352	3,735	2,683	34,732	2,145	8,178	25,857	—	78,682
Noncurrent investments	1,179	95	562	38	131	8,754	70	—	10,829
As of December 31, 2013
Identifiable operating assets	$1,273	$3,713	$2,918	$33,964	$1,922	$7,011	$27,742	$—	$78,543
Noncurrent investments	1,157	106	545	49	143	9,424	88	—	11,512
During the three months ended June 27, 2014, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $58 million for North America, $1 million for Asia Pacific, $66 million for Bottling Investments and $30 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by $25 million for Bottling Investments as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $21 million for Corporate as a result of a write-down of receivables related to sales of concentrate to our bottling partner in Venezuela due to limited government-approved exchange rate conversion mechanisms. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $140 million for North America primarily due to the derecognition of intangible assets as a result of refranchising certain territories in North America to three of its unconsolidated bottling partners. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was reduced by $6 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

During the three months ended June 28, 2013, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $6 million for Europe, $55 million for North America, $6 million for Asia Pacific, $20 million for Bottling Investments and $46 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11.

•
Income (loss) before income taxes was reduced by $144 million for Corporate due to a loss related to the then pending merger of four of the Company's Japanese bottling partners. Refer to Note 10 and Note 14.

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
Information about our Company's operations for the six months ended June 27, 2014 and June 28, 2013, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2014
Net operating revenues:
Third party	$1,390	$2,519	$2,199	$10,500	$2,760	$3,699	$83	$—	$23,150
Intersegment	—	343	30	10	278	34	—	(695)	—
Total net revenues	1,390	2,862	2,229	10,510	3,038	3,733	83	(695)	23,150
Operating income (loss)	593	1,611	1,301	1,255	1,403	12	(629)	—	5,546
Income (loss) before income taxes	621	1,635	1,303	1,107	1,411	276	(764)	—	5,589
2013
Net operating revenues:
Third party	$1,434	$2,313	$2,296	$10,591	$2,817	$4,236	$97	$—	$23,784
Intersegment	—	332	147	9	303	40	—	(831)	—
Total net revenues	1,434	2,645	2,443	10,600	3,120	4,276	97	(831)	23,784
Operating income (loss)	614	1,519	1,489	1,072	1,449	164	(656)	—	5,651
Income (loss) before income taxes	640	1,563	1,494	1,074	1,457	463	(822)	—	5,869
During the six months ended June 27, 2014, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $133 million for North America, $8 million for Asia Pacific, $108 million for Bottling Investments and $34 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by $25 million for Bottling Investments as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $140 million for North America primarily due to the derecognition of intangible assets as a result of refranchising certain territories in North America to three of its unconsolidated bottling partners. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was reduced by $21 million for Bottling Investments and $247 million for Corporate due to the expansion of the Venezuelan government's currency conversion markets, including a write-down of receivables related to concentrate sales to our bottling partner in Venezuela as well as our proportionate share of the charge incurred by this bottler, an equity method investee. Refer to Note 1 and Note 10.

•
Income (loss) before income taxes was reduced by $12 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

During the six months ended June 28, 2013, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Eurasia and Africa, $6 million for Europe, $137 million for North America, $14 million for Asia Pacific, $41 million for Bottling Investments and $56 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11.

•
Income (loss) before income taxes was reduced by $9 million for Bottling Investments and $140 million for Corporate due to the devaluation of the Venezuelan bolivar, including our proportionate share of the charge incurred by an equity method investee that has operations in Venezuela. Refer to Note 1 and Note 10.

•
Income (loss) before income taxes was reduced by $144 million for Corporate due to a loss related to the then pending merger of four of the Company's Japanese bottling partners. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by $139 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was reduced by $33 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees.

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

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

June 27, 2014	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$6,708	$2,311	$4,397
Coca-Cola Amatil Limited	1,962	843	1,119
Coca-Cola HBC AG	1,935	1,508	427
Coca-Cola İçecek A.Ş.	1,305	230	1,075
Coca-Cola East Japan Bottling Company, Ltd.	984	505	479
Embotelladora Andina S.A.	474	339	135
Corporación Lindley S.A	191	112	79
Coca-Cola Bottling Co. Consolidated	185	97	88
Total	$13,744	$5,945	$7,799
As of June 27, 2014, gross unrealized gains and losses on available-for-sale securities were $1,348 million and $27 million, respectively. Management assessed each investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, the Company did not record any significant impairment charges related to available-for-sale securities during the three and six months ended June 27, 2014 and June 28, 2013. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
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
Management's assessments of the recoverability and impairment tests of intangible assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of definite-lived intangible assets are consistent with those we use in our internal planning. When performing impairment tests of indefinite-lived intangible assets, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions exist in future periods, future impairment charges could result. Refer to the heading "Operations Review" below for additional information related to our present business environment. Certain factors discussed above are impacted by our current business environment and are discussed throughout this report, as appropriate.
Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, this could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but it may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting principles generally accepted in the United States, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, our Company may recognize an impairment of an intangible asset or assets in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts. The Company did not record any significant impairment charges related to intangible assets during the three and six months ended June 27, 2014 and June 28, 2013.
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
As of June 27, 2014, we did not have any reporting unit with a material amount of goodwill for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen or our current financial projections are not achieved, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. On June 7, 2007, our Company acquired Energy Brands Inc., also known as glacéau, for approximately $4.1 billion. The Company allocated $3.3 billion of the purchase price to various trademarks acquired in this business combination. While the combined fair value of the various trademarks acquired in this transaction significantly exceeds their combined carrying value as of June 27, 2014, the fair value of one trademark within the portfolio has declined and now approximates its carrying value. The operating results of this trademark for the six months ended June 27, 2014 are lower than our business plan projections for the current year. If the future operating results of this trademark do not support the current financial projections or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an impairment charge related to this trademark. Management will continue to monitor the fair value of our intangible assets in future periods.
OPERATIONS REVIEW
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Our organizational structure as of June 27, 2014, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. Effective January 1, 2014, the Company changed the name of our Pacific operating segment to Asia Pacific. Accordingly, all references to the operating segment, including the prior period segment information, has been adjusted to reflect this change. For further information regarding our operating segments, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
Structural Changes, Acquired Brands and Newly Licensed Brands
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
In 2014, the Company began implementing a new beverage partnership model in North America. During the three months ended June 27, 2014, we refranchised certain territories that were previously managed by CCR to three of our unconsolidated bottling partners. The impact of this refranchising has been included as a structural change in our analysis of operating results for the three and six months ended June 27, 2014. In addition, for non-Company-owned and licensed beverage products in the refranchised territories, we have eliminated the unit case volume and associated concentrate sales from the base year when calculating 2014 versus 2013 volume growth rates on a consolidated basis as well as for the North America segment. Refer to the headings "Beverage Volume and "Net Operating Revenues" below. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.
During the three months ended June 27, 2014, the Company transitioned its Russian juice operations to an existing joint venture with an unconsolidated bottling partner. This transfer is included as a structural change in our analysis of operating results for our Bottling Investments segment for the three and six months ended June 27, 2014. In addition, we have eliminated the unit case volume and associated concentrate sales from the base year when calculating 2014 versus 2013 volume growth rates on a consolidated basis as well as for our Eurasia and Africa and Bottling Investments segments related to certain brands owned by the Russian juice company that have been discontinued as a result of this transition. Refer to the headings "Beverage Volume and "Net Operating Revenues" below.
Additionally, in January 2014, the Venezuelan government enacted a new law ("Fair Price Law") that imposes limits on profit margins earned in the country, which limits the amount of revenue the Company is able to recognize in 2014 as compared to 2013. The impact of the Fair Price Law has been included as a structural change in our analysis of operating results for the three and six months ended June 27, 2014. Refer to the heading "Net Operating Revenues" below.
In 2013, the Company sold a majority interest in our previously consolidated bottling operations in the Philippines ("Philippine bottling operations"), deconsolidated our bottling operations in Brazil ("Brazilian bottling operations") as a result of their combination with an independent bottling partner and acquired a majority interest in bottling operations in Myanmar. Accordingly, the impact to net operating revenues related to these items has been included as a structural change in our analysis of changes to net operating revenues. Refer to the heading "Net Operating Revenues" below.
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
"Licensed brands" refers to brands not owned by the Company but for which we hold certain rights, generally including, but not limited to, distribution rights, and from which we derive an economic benefit when these brands are ultimately sold. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to these brands in periods prior to the beginning of the term of a license agreement. Therefore, the unit case volume and concentrate sales volume from the sale of these brands is incremental to prior year volume. We do not generally consider newly licensed brands to be structural changes.
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
Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2014 versus 2013
	Three Months Ended June 27, 2014		Six Months Ended June 27, 2014
	Unit Cases[1,2,3]	Concentrate Sales[4]	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	3%	2%	2%	2%	[5]
Eurasia & Africa	5%	2%	4%	1%
Europe	—	(2)	(2)	(2)
Latin America	—	—	—	(2)
North America	—	—	—	(1)
Asia Pacific	8	5	8	7	[5]
Bottling Investments	(1)	N/A	(5)	N/A
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
4 Concentrate sales volume represents the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2014 had one less selling day when compared to the first quarter of 2013, and the fourth quarter of 2014 will have one additional day when compared to the fourth quarter of 2013.
5 After considering the impact of structural changes, worldwide concentrate sales volume for the six months ended June 27, 2014 grew 1 percent, and Asia Pacific concentrate sales volume grew 6 percent.

Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is a measure of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Three Months Ended June 27, 2014 versus Three Months Ended June 28, 2013
In Eurasia and Africa, unit case volume increased 5 percent, which consisted of 3 percent growth in sparkling beverages and 12 percent growth in still beverages. The group's sparkling beverage growth reflected 2 percent growth in Trademark Coca-Cola, 3 percent growth in Trademark Sprite and 1 percent growth in Trademark Fanta. Growth in still beverages was led by our performance in juices and juice drinks, teas and packaged water. Eurasia and Africa benefited from unit case volume growth of 9 percent in the Middle East and North Africa business unit as well as in the Southern Africa business unit. The group's Central, East and West Africa business unit had unit case volume growth of 7 percent. The growth in these business units was partially offset by a decline in unit cases of 5 percent in the Russia, Ukraine and Belarus business unit as a result of economic instability in the region.
Total unit case volume in Europe was even, reflecting even volume in sparkling beverages primarily as a result of 1 percent growth in Trademark Coca-Cola offset by a 7 percent decline in Trademark Sprite. The group's still beverage volume was also even, reflecting growth in juices and juice drinks, sports drinks and energy drinks offset by a decline in packaged water. The Germany and Iberia business units had low single-digit volume growth and the segment's Northwest Europe and Nordics business unit had unit case growth of 2 percent, which included growth of 4 percent in France. This growth was offset by a volume decline of 4 percent in the group's Central and Southern Europe business unit which was impacted by adverse weather and flooding in the region.
In Latin America, unit case volume growth was even, reflecting growth in still beverages of 3 percent offset by a decline in sparkling beverages of 1 percent. The group reported volume growth of 8 percent in the Latin Center business unit as a result of 7 percent growth in Trademark Coca-Cola and 12 percent growth in Trademark Fanta. This growth in the Latin Center business unit was offset by a 3 percent decline in unit case volume in the Mexico business unit. The decline in unit case volume in Mexico was primarily due to the impact on sparkling beverages of a new excise tax that went into effect on January 1, 2014, which was partially offset by growth in packaged water.
Unit case volume in North America was even as a result of still beverage volume growth of 1 percent and even sparkling beverage volume. North America's volume in sparkling beverages included 1 percent growth in brand Coca-Cola and single-digit growth in both Trademark Fanta and Trademark Sprite, offset by a decline in Diet Coke. Growth in still beverages included strong performance in packaged water, sports drinks and teas, offset by volume declines in juices and juice drinks due to the impact of significant price increases taken to cover higher commodity costs.
In Asia Pacific, unit case volume increased 8 percent. Sparkling beverages grew 9 percent, including 6 percent growth in brand Coca-Cola. Still beverages grew 7 percent led by growth in packaged water. In addition, sports drinks and teas grew 10 percent and 4 percent, respectively. India reported double-digit unit case volume growth, including strong growth in Trademark Sprite and growth in juices and juice drinks and packaged water. China's unit case volume increased 9 percent, reflecting 10 percent growth in sparkling beverages and 7 percent growth in still beverages. The growth in China's sparkling beverages was driven by brand Coca-Cola, which grew 9 percent.
Unit case volume for Bottling Investments decreased 1 percent. This decrease primarily reflects the deconsolidation of our bottling operations in Brazil in July 2013, partially offset by growth in other key markets including China, India and Germany where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 35 percent, 62 percent and 100 percent of the unit case volume in China, India and Germany, respectively.
Six Months Ended June 27, 2014 versus Six Months Ended June 28, 2013
Unit case volume in Eurasia and Africa increased 4 percent, which consisted of 2 percent growth in sparkling beverages and 10 percent growth in still beverages. The group's sparkling beverage growth included 1 percent growth in Trademark Coca-Cola and the growth in still beverages was led by juices and juice drinks and packaged water. This growth reflects a continued focus on improved marketplace execution and providing greater consumer choice in package and price options. Eurasia and Africa benefited from unit case volume growth of 7 percent and 5 percent in the Middle East and North Africa and Central, East and West Africa business units, respectively.

In Europe, unit case volume declined 2 percent, reflecting even volume in still beverages offset by a decrease of 2 percent in sparkling beverage volume. These declines reflect the ongoing weakness in consumer confidence and spending in the region as well as the impact of severe flooding in parts of Central Europe. The group reported a decline in unit case volume of 5 percent in the Central and Southern Europe business unit and a volume decline of 1 percent in the Iberia business unit. Unit case volume was even in Germany.
Unit case volume in Latin America was even as a result of growth in still beverages of 6 percent offset by a decline in sparkling beverages of 1 percent. The growth in still beverages was led by growth in packaged water and dairy. Brazil reported unit case growth of 2 percent, which was offset by volume declines of 2 percent and 1 percent in Mexico and Argentina, respectively. The decline in Mexico is primarily due to the impact of a new excise tax that went into effect on January 1, 2014.
In North America, unit case volume was even, reflecting 2 percent growth in still beverages offset by a decline of 1 percent in sparkling beverages. The still beverage growth in the group was led by 9 percent growth in packaged water, 6 percent growth in sports drinks and 4 percent growth in teas.
Unit case volume in Asia Pacific increased 8 percent, which consisted of 6 percent growth in sparkling and 10 percent growth in still beverage volume. The sparkling beverage growth was led by an 8 percent increase in Trademark Sprite, a 5 percent increase in Trademark Fanta and a 4 percent increase in brand Coca-Cola. Still beverage growth was led by packaged water and increases in sports drinks and teas of 13 percent and 6 percent, respectively. China's unit case volume grew 10 percent during the period, led by 6 percent growth in brand Coca-Cola and 5 percent growth in Trademark Sprite. India reported double-digit volume growth, and Japan reported unit case volume increases of 2 percent in both the sparkling and still beverage categories.
Unit case volume for Bottling Investments decreased 5 percent. This decrease primarily reflects the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") in January 2013, as well as the deconsolidation of our bottling operations in Brazil in July 2013. The unfavorable impact of these transactions on the group's unit case volume results was partially offset by growth in other key markets including China and India where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 35 percent and 64 percent of the unit case volume in China and India, respectively.
Concentrate Sales Volume
During the three months ended June 27, 2014, worldwide unit case volume grew 3 percent and concentrate sales volume grew 2 percent compared to the three months ended June 28, 2013. During the six months ended June 27, 2014, worldwide unit case volume grew 2 percent and concentrate sales volume grew 2 percent compared to the six months ended June 28, 2013. After considering the impact of structural changes, concentrate sales volume grew 1 percent during the six months ended June 27, 2014. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the six months ended June 27, 2014, was primarily due to having one less selling day during the first quarter of 2014 when compared to the first quarter of 2013. In addition, this difference reflects the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases or powders. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of selling days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of selling days in a reporting period.
Net Operating Revenues
Three Months Ended June 27, 2014 versus Three Months Ended June 28, 2013
The Company's net operating revenues decreased $175 million, or 1 percent. We estimate that consolidated net operating revenues were unfavorably impacted by approximately 1 percent due to the Fair Price Law in Venezuela, which imposes limits on profit margins earned in the country.

The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2014 versus 2013
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	2%	(3)%	2%	(2)%	(1)%
Eurasia & Africa	2%	—%	3%	(9)%	(4)%
Europe	(2)	—	3	6	7
Latin America	—	(4)	7	(11)	(8)
North America	—	—	1	(1)	—
Asia Pacific	5	—	—	(5)	—
Bottling Investments	8	(14)	(1)	(1)	(8)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes.
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 2 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa — favorable price mix in the majority of the segment's business units coupled with favorable geographic mix;

•
Europe — favorable impact as a result of consolidating the juice and smoothie business of Fresh Trading Ltd. ("innocent") in May 2013 and favorable price mix in a majority of the segment's business units; and

•
Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in several markets, partially offset by the unfavorable impact of the Fair Price Law enacted in Venezuela.

Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 2 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, Mexican peso, Brazilian real, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and U.K. pound sterling, which had a favorable impact on our Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below. The effect that foreign currency exchange rate fluctuations had on net operating revenues reflects a decrease in Venezuelan bolivar-denominated revenues resulting from the impact of the Fair Price Law.

Six Months Ended June 27, 2014 versus Six Months Ended June 28, 2013
The Company's net operating revenues decreased $634 million, or 3 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2014 versus 2013
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	1%	(3)%	2%	(3)%	(3)%
Eurasia & Africa	1%	—%	6%	(10)%	(3)%
Europe	(2)	—	6	4	8
Latin America	(2)	(2)	9	(14)	(9)
North America	(1)	—	1	(1)	(1)
Asia Pacific	6	—	(3)	(6)	(3)
Bottling Investments	6	(16)	(2)	(1)	(13)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes.
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 2 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa — favorable price mix in the majority of the segment's business units coupled with favorable geographic mix;

•
Europe — favorable impact as a result of consolidating the juice and smoothie business of innocent in May 2013, favorable price mix in a majority of the segment's business units and positive geographic mix;

•
Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in several markets, partially offset by the unfavorable impact of the Fair Price Law enacted in Venezuela; and

•	Asia Pacific — unfavorable price mix in two of the segment's business units and unfavorable geographic mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 3 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, Mexican peso, Brazilian real, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and U.K. pound sterling, which had a favorable impact on our Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below. The effect that foreign currency exchange rate fluctuations had on net operating revenues reflects a decrease in Venezuelan bolivar-denominated revenues resulting from the impact of the Fair Price Law.
Net operating revenue growth rates are impacted by sales volume; structural changes; price, product and geographic mix; and foreign currency fluctuations. The size and timing of structural changes are not consistent from period to period. As a result, anticipating the impact of such events on future net operating revenues, and other financial statement line items, usually is not possible. However, we expect the structural changes discussed above to have an unfavorable 1 to 2 percent impact on our consolidated net operating revenues during the remainder of 2014. We estimate that the Venezuelan Fair Price Law will reduce our Latin America segment net operating revenues for the full year 2014 by approximately 5 percent.

Gross Profit
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three and six months ended June 27, 2014, the Company recorded gains of $13 million and $35 million, respectively, in the line item cost of goods sold in our condensed consolidated statements of income related to the changes in the fair value of these derivative instruments. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin increased to 61.7 percent during the three months ended June 27, 2014, compared to 60.9 percent during the three months ended June 28, 2013. In addition, our gross profit margin increased to 61.5 percent, during the six months ended June 27, 2014, compared to 60.8 percent during the six months ended June 28, 2013. These increases are partially due to the deconsolidation of our Philippine bottling operations in January 2013 and the deconsolidation of our Brazilian bottling operations in July 2013. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information regarding the impact of the deconsolidation of our Philippine and Brazilian bottling operations.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Stock-based compensation expense	$73	$45	$112	$92
Advertising expenses	926	889	1,633	1,669
Bottling and distribution expenses[1]	2,124	2,155	4,197	4,317
Other operating expenses	1,261	1,296	2,431	2,489
Total selling, general and administrative expenses	$4,384	$4,385	$8,373	$8,567
1 Includes operating expenses as well as general and administrative expenses related to our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the three and six months ended June 27, 2014, selling, general and administrative expenses decreased $1 million and $194 million, respectively, versus the prior year comparable periods. The increase in stock compensation expense during the three and six months ended June 27, 2014 was primarily due to reversals in 2013 of previously recognized expenses related to the Company's long-term incentive programs. The increase in advertising expenses during the three months ended June 27, 2014 reflects the Company's increased investments to strengthen our brands, partially offset by a foreign currency exchange impact of 3 percent. The decrease in advertising expenses during the six months ended June 27, 2014 reflects increased marketing investments to strengthen our brands offset by a foreign currency exchange impact of 4 percent and the impact of having one less selling day compared to the prior year comparable period. The decrease in bottling and distribution expenses during the three months ended June 27, 2014 reflects the impact of the Company's deconsolidation of our Brazilian bottling operations in July 2013. The decrease in bottling and distribution expenses during the six months ended June 27, 2014 reflects the impact of the Company's sale of a majority interest in our previously consolidated Philippine bottling operations in January 2013, the deconsolidation of our Brazilian bottling operations in July 2013 and the impact of having one less selling day compared to the prior year comparable period. During the three and six months ended June 27, 2014, fluctuations in foreign currency exchange rates decreased total selling, general and administrative expenses by 1 percent and 2 percent, respectively.
During the six months ended June 27, 2014, the Company contributed $165 million to our pension plans, and we anticipate making additional contributions of approximately $6 million to our pension plans during the remainder of 2014. Our full year pension expense is currently expected to decrease by approximately $155 million compared to 2013. The anticipated decrease is primarily due to the favorable impact of an increase in the weighted-average discount rate used to calculate the Company's benefit obligation, pension contributions and favorable returns on plan assets in 2013. Refer to the heading "Liquidity, Capital Resources and Financial Position" below and Note 12 of Notes to Condensed Consolidated Financial Statements for information related to our pension contributions.
As of June 27, 2014, we had $605 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 2.35 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Eurasia & Africa	$—	$—	$—	$2
Europe	—	6	—	6
Latin America	—	—	—	—
North America	58	55	133	134
Asia Pacific	1	5	8	13
Bottling Investments	91	20	133	41
Corporate	51	46	55	57
Total other operating charges	$201	$132	$329	$253
During the three months ended June 27, 2014, the Company incurred other operating charges of $201 million, which included charges of $89 million due to the Company's productivity and reinvestment program and $66 million due to the integration of our German bottling and distribution operations. In addition, the Company incurred a charge of $25 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and a charge of $21 million due to the Company recording a write-down on receivables from our bottling partner in Venezuela due to limited government-approved exchange rate conversion mechanisms. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and see below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's restructuring of the Russian juice operations and the write-down of the Venezuela receivables. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
During the three months ended June 28, 2013, the Company incurred other operating charges of $132 million, which primarily consisted of charges of $113 million due to the Company's productivity and reinvestment program and $20 million due to the integration of our German bottling and distribution operations. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and below for additional information. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
During the six months ended June 27, 2014, the Company incurred other operating charges of $329 million, which consisted of charges of $175 million due to the Company's productivity and reinvestment program and $108 million due to the Company's integration of our German bottling and distribution operations. In addition, the Company incurred a charge of $25 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and a charge of $21 million due to the Company recording a write-down on receivables from our bottling partner in Venezuela due to limited government-approved exchange rate conversion mechanisms. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and see below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's restructuring of the Russian juice operations and the write-down of the Venezuela receivables. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
During the six months ended June 28, 2013, the Company incurred other operating charges of $253 million, which primarily consisted of charges of $215 million due to the Company's productivity and reinvestment program and $41 million primarily due to the Company's integration of our German bottling and distribution operations. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and below for additional information. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.

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
In February 2014, the Company announced the expansion of our productivity and reinvestment program to drive an incremental $1 billion in productivity by 2016 that will primarily be redirected into increased media investments. Our incremental productivity goal consists of two relatively equal components. First, we will expand savings through global supply chain optimization, data and information technology systems standardization, and resource and cost reallocation. These savings will be reinvested in global brand-building initiatives, with an emphasis on increased media spending. Second, we will increase the effectiveness of our marketing investments by transforming our marketing and commercial model to redeploy resources into more consumer-facing marketing investments to accelerate growth.
During the three and six months ended June 27, 2014, the Company incurred expenses of $89 million and $175 million, respectively, related to our productivity and reinvestment program. We have incurred total pretax expenses of $939 million since the initiative commenced in 2012. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
Integration of Our German Bottling and Distribution Operations
The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of $735 million related to this initiative since it commenced. We are currently reviewing additional restructuring opportunities within the German bottling and distribution operations, including integration costs related to information technology and other initiatives. If implemented, these initiatives will result in additional charges in future periods. However, as of June 27, 2014, the Company has not finalized any additional plans. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.
Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Eurasia & Africa	9.1%	10.2%	10.7%	10.9%
Europe	28.1	25.8	29.0	26.9
Latin America	20.0	22.4	23.5	26.3
North America	26.1	22.5	22.6	19.0
Asia Pacific	26.7	26.1	25.3	25.6
Bottling Investments	1.2	3.9	0.2	2.9
Corporate	(11.2)	(10.9)	(11.3)	(11.6)
Total	100.0%	100.0%	100.0%	100.0%

Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Consolidated	25.2%	25.4%	24.0%	23.8%
Eurasia & Africa	39.6%	43.4%	42.6%	42.8%
Europe	64.4	64.7	64.0	65.7
Latin America	57.3	63.7	59.2	64.9
North America	14.5	12.8	12.0	10.1
Asia Pacific	54.6	53.8	50.8	51.4
Bottling Investments	1.8	5.6	0.3	3.9
Corporate	*	*	*	*

*	Calculation is not meaningful.
Three Months Ended June 27, 2014 versus Three Months Ended June 28, 2013
During the three months ended June 27, 2014, foreign currency exchange rates unfavorably impacted consolidated operating income by 5 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, Mexican peso, Brazilian real, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and U.K. pound sterling, which had a favorable impact on our Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Eurasia and Africa segment reported operating income of $290 million and $332 million for the three months ended June 27, 2014 and June 28, 2013, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange of 11 percent. The unfavorable impact of foreign currency was offset by favorable pricing across many of the segment's markets.
Operating income for Europe for the three months ended June 27, 2014 and June 28, 2013, was $892 million and $836 million, respectively. The Europe segment was favorably impacted by foreign currency exchange fluctuations of 5 percent.
Latin America reported operating income of $633 million and $726 million for the three months ended June 27, 2014 and June 28, 2013, respectively. Operating income in 2014 was unfavorably impacted by foreign currency exchange fluctuations of 12 percent and the impact of the Venezuelan Fair Price Law of 15 percent, partially offset by favorable price mix in all of the segment's business units.
Operating income for North America for the three months ended June 27, 2014 and June 28, 2013, was $827 million and $731 million, respectively. The segment's operating income was favorably impacted by price mix.
Asia Pacific's operating income for the three months ended June 27, 2014 and June 28, 2013, was $846 million and $847 million, respectively. Operating income for the segment reflects a 5 percent increase in concentrate sales, offset by the unfavorable impact of foreign currency of 8 percent.
Operating income for our Bottling Investments segment for the three months ended June 27, 2014 and June 28, 2013, was $38 million and $125 million, respectively. The primary reason for the decrease in operating income was the deconsolidation of the Company's Brazilian bottling operations in July 2013. In addition, fluctuations in foreign currency unfavorably impacted the segment's 2014 operating income by 3 percent.
The Corporate segment's operating loss for the three months ended June 27, 2014 and June 28, 2013, was $356 million and $354 million, respectively. Operating loss for the Corporate segment was favorably impacted by reduced pension and other postretirement benefit expenses, partially offset by increased stock compensation expense and the timing of other operating expenses.
Six Months Ended June 27, 2014 versus Six Months Ended June 28, 2013
During the six months ended June 27, 2014, foreign currency exchange rates unfavorably impacted consolidated operating income by 7 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, Mexican peso, Brazilian real, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and U.K. pound sterling, which had a favorable impact on our Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Operating income for the six months ended June 27, 2014, was unfavorably impacted by one less selling day during the first quarter of 2014 when compared to the first quarter of 2013. This impact was disproportionately more unfavorable for our finished goods businesses, particularly in our North America and Bottling Investments operating segments.
The Company's Eurasia and Africa segment reported operating income of $593 million and $614 million for the six months ended June 27, 2014 and June 28, 2013, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange of 13 percent. The unfavorable impact of the foreign currency was offset by favorable pricing across many of the segment's markets.
Operating income for Europe for the six months ended June 27, 2014 and June 28, 2013, was $1,611 million and $1,519 million, respectively. The Europe group was favorably impacted by foreign currency fluctuations of 3 percent as well as favorable pricing in several of the segment's business units.
Latin America reported operating income of $1,301 million and $1,489 million for the six months ended June 27, 2014 and June 28, 2013, respectively. Operating income in 2014 was unfavorably impacted by foreign currency exchange fluctuations of 16 percent and the impact of the Venezuelan Fair Price Law of 7 percent, partially offset by favorable price mix in all of the segment's business units.
Operating income for North America for the six months ended June 27, 2014 and June 28, 2013, was $1,255 million and $1,072 million, respectively. The segment was favorably impacted by positive price mix, lower commodity costs and product mix, partially offset by increased marketing investments.
Asia Pacific's operating income for the six months ended June 27, 2014 and June 28, 2013, was $1,403 million and $1,449 million, respectively. Operating income for the segment was unfavorably impacted by foreign currency fluctuations of 8 percent as well as unfavorable shifts in product and channel mix in 2014.
Operating income for our Bottling Investments segment for the six months ended June 27, 2014 and June 28, 2013, was $12 million and $164 million, respectively. The primary reason for the decrease in operating income was the deconsolidation of the Company's Philippine and Brazilian bottling operations in January and July of 2013, respectively. In addition, fluctuations in foreign currency unfavorably impacted the segment's 2014 operating income by 3 percent.
The Corporate segment's operating loss for the six months ended June 27, 2014 and June 28, 2013, was $629 million and $656 million, respectively. Operating loss for the Corporate segment was unfavorably impacted by foreign currency fluctuations of 1 percent, offset by a decrease in charges related to the Company's productivity and reinvestment programs of $22 million during the six months ended June 27, 2014, as compared to the six months ended June 28, 2013.
Based on spot rates as of the beginning of July 2014 and our hedging coverage in place, the Company expects currencies, including the Venezuelan bolivar, to have a 3 percent unfavorable impact on our consolidated operating income for the remainder of 2014.
The Company estimates that the Venezuelan Fair Price Law will negatively impact our consolidated operating income for the full year 2014 by 2 percent.
Interest Income
During the three months ended June 27, 2014, interest income was $144 million, compared to $129 million during the three months ended June 28, 2013, an increase of $15 million. During the six months ended June 27, 2014, interest income was $267 million, compared to $245 million during the six months ended June 28, 2013, an increase of $22 million. These increases primarily reflect higher cash balances and higher average interest rates in certain of our international locations, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
Interest Expense
During the three months ended June 27, 2014, interest expense was $107 million, compared to $122 million during the three months ended June 28, 2013, a decrease of $15 million. This decrease primarily reflects the charge the Company incurred in 2013 due to the early extinguishment of debt, partially offset by the impact of additional long-term debt the Company issued during late 2013 and 2014 and interest rate swaps on our fixed-rate debt. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for information on the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.
During the six months ended June 27, 2014, interest expense was $231 million, compared to $224 million during the six months ended June 28, 2013, an increase of $7 million. This increase primarily reflects the impact of additional long-term debt the Company issued during late 2013 and 2014 and interest rate swaps on our fixed-rate debt. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for information on the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended June 27, 2014 versus Three Months Ended June 28, 2013
Equity income (loss) — net represents the Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended June 27, 2014, equity income was $254 million, compared to equity income of $246 million during the three months ended June 28, 2013, an increase of $8 million. This increase is primarily driven by the deconsolidation of the Company's Brazilian bottling operations in July 2013, which resulted in the Company beginning to account for its investment in these operations under the equity method of accounting, partially offset by the impact of challenging economic conditions around the world where many of our equity method investees operate. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" for additional information on the Brazilian bottling transaction.
The Company recorded net charges of $6 million and $3 million in the line item equity income (loss) — net during the three months ended June 27, 2014 and June 28, 2013, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees.
Six Months Ended June 27, 2014 versus Six Months Ended June 28, 2013
During the six months ended June 27, 2014, equity income was $325 million, compared to equity income of $333 million during the six months ended June 28, 2013, a decrease of $8 million. This decrease reflects, among other items, the unfavorable impact of the challenging economic conditions around the world where many of our equity method investees operate partially offset by the deconsolidation of the Company's Brazilian bottling operations in July 2013, which resulted in the Company beginning to account for its investment in these operations under the equity method of accounting. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" for additional information on the Brazilian bottling transaction.
The Company recorded net charges of $33 million and $42 million in the line item equity income (loss) — net during the six months ended June 27, 2014 and June 28, 2013, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to the devaluation of the Venezuelan bolivar. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation.
Other Income (Loss) — Net
Three Months Ended June 27, 2014 versus Three Months Ended June 28, 2013
Other income (loss) — net includes, among other things, the impact of foreign currency exchange gains and losses; dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; realized and unrealized gains and losses on trading securities; realized gains and losses on available-for-sale securities; gains and losses related to the acquisition, disposal or merger of bottling companies and other investments; other-than-temporary impairments of available-for-sale securities; and the accretion of expense related to certain acquisitions. The foreign currency exchange gains and losses are primarily the result of the remeasurement of certain monetary assets and liabilities from nonfunctional currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
During the three months ended June 27, 2014, other income (loss) — net was a loss of $77 million. This loss included a $140 million charge the Company recorded primarily due to the derecognition of intangible assets as a result of refranchising certain territories in North America to three of its unconsolidated bottling partners. This charge was partially offset by net gains of $28 million related to trading securities and available-for-sale securities. None of the other items included in other income (loss) — net during the three months ended June 27, 2014, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising.

During the three months ended June 28, 2013, other income (loss) — net was income of $29 million. This income included a gain of $139 million as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Other income (loss) — net also included a loss of $144 million related to the then pending merger of four of the Company's Japanese bottling partners. None of the other items included in other income (loss) — net during the three months ended June 28, 2013, was individually significant. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Coca-Cola FEMSA share gain as well as the loss related to the then pending merger of certain of our Japanese bottling partners.
Six Months Ended June 27, 2014 versus Six Months Ended June 28, 2013
During the six months ended June 27, 2014, other income (loss) — net was a loss of $318 million. This loss included net foreign currency exchange losses of $266 million and a charge of $140 million the Company recorded primarily due to the derecognition of intangible assets as a result of refranchising certain territories in North America to three of its unconsolidated bottling partners. The net foreign currency exchange losses were primarily related to a charge of $226 million due to the expansion of the Venezuelan government's currency conversion markets. These losses were partially offset by net gains of $30 million related to trading securities and available-for-sale securities. None of the other items included in other income (loss) — net during the six months ended June 27, 2014, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on the charge due to the change in Venezuelan exchange rates.
During the six months ended June 28, 2013, other income (loss) — net was a loss of $136 million. This loss included net foreign currency exchange losses of $181 million and a loss of $144 million related to the then pending merger of four of the Company's Japanese bottling partners. The unfavorable impact of the previous items was partially offset by a gain of $139 million as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. The net foreign currency exchange losses were primarily related to a charge of $140 million due to the devaluation of the Venezuelan bolivar. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Coca-Cola FEMSA share gain as well as the loss related to the merger of certain of our Japanese bottling partners.
While we are in discussions with, and in some cases have signed non-binding letters of intent with, various parties regarding the refranchising of additional territories in North America, the Company has not finalized or approved any definitive agreements. If the Company completes any future transactions with a similar structure to the transactions closed during the six months ended June 27, 2014, due to our accounting policy election, we will be required to record additional noncash losses as a result of the derecognition of the related intangible assets. We expect the value of these intangible assets will be recovered through future quarterly payments to be received from the bottlers. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.
Income Taxes
Our effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2015 to 2023. We anticipate that we will be able to extend or renew the grants in these locations. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2014 is 22.5 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
The Company recorded income tax expense of $779 million (23.0 percent effective tax rate) and $831 million (23.5 percent effective tax rate) during the three months ended June 27, 2014 and June 28, 2013, respectively. The Company recorded income tax expense of $1,358 million (24.3 percent effective tax rate) and $1,406 million (23.9 percent effective tax rate) during the six months ended June 27, 2014 and June 28, 2013, respectively.

The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Six Months Ended
	June 27, 2014		June 28, 2013		June 27, 2014		June 28, 2013
Productivity and reinvestment program	$(34)	[1]	$(38)	[7]	$(66)	[1]	$(78)	[7]
Other productivity, integration and restructuring initiatives	—	[2]	1	[8]	—	[2]	1	[8]
Transaction gains and losses	(51)	[3]	48	[9]	(51)	[3]	48	[9]
Certain tax matters	26	[4]	(1)	[10]	31	[4]	—	[10]
Other — net	3	[5]	(8)	[11]	8	[6]	(4)	[12]

[1]
Related to charges of $89 million and $175 million during the three and six months ended June 27, 2014, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $66 million and $108 million during the three and six months ended June 27, 2014, respectively. These charges were due to the integration of our German bottling and distribution operations. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to a charge of $140 million during the three and six months ended June 27, 2014, which was primarily due to the derecognition of intangible assets as a result of refranchising certain North America territories to three of its unconsolidated bottling partners. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[5]
Related to charges of $52 million that consisted of $21 million due to a write-down of receivables from our bottling partner in Venezuela, $25 million due to the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and $6 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[6]
Related to charges of $305 million that consisted of $268 million due to the expansion of the Venezuelan government's currency conversion markets, including a write-down of receivables from our bottling partner in Venezuela, $25 million due to the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and $12 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[7]
Related to charges of $113 million and $215 million during the three and six months ended June 28, 2013, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[8]
Related to net charges of $18 million and $39 million during the three and six months ended June 28, 2013, respectively. These charges were primarily due to the integration of our German bottling and distribution operations. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[9]
Related to a net charge of $11 million that primarily consisted of a loss of $144 million due to the then pending merger of four of the Company's Japanese bottling partners, partially offset by a gain of $139 million the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements.

[10]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[11]	Related to a net charge of $26 million that primarily consisted of a charge of $23 million due to the early extinguishment of certain long-term debt.

[12]
Related to charges of $202 million that primarily consisted of a charge of $23 million due to the early extinguishment of certain long-term debt; a charge of $149 million due to the devaluation of the Venezuelan bolivar; and a net charge of $33 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity investees. Refer to Note 1 and Note 10 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations throughout the remainder of 2014. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $6,321 million in lines of credit available for general corporate purposes as of June 27, 2014. These backup lines of credit expire at various times between 2014 and 2019.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the six months ended June 27, 2014. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $19.6 billion as of June 27, 2014. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from these locations. The Company's subsidiaries in Argentina and Venezuela held $185 million and $178 million, respectively, of cash, cash equivalents, short-term investments and marketable securities as of June 27, 2014. See further discussion of the Venezuela markets in the "Foreign Exchange" section below.
Net operating revenues in the United States were $9.6 billion for the six months ended June 27, 2014, or 41 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of domestic debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended June 27, 2014 and June 28, 2013, was $4,470 million and $3,956 million, respectively, an increase of $514 million. This increase primarily reflects the incremental pension contributions that were made in the first quarter of 2013 compared to 2014 as well as efficient management of working capital, partially offset by an unfavorable impact from currency exchange rates and the deconsolidation of our Brazilian bottling operations in July 2013.

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 27, 2014 and June 28, 2013, was $3,128 million and $2,708 million, respectively, an increase of $420 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the six months ended June 27, 2014, purchases of investments were $7,895 million and proceeds from disposals of investments were $6,192 million, resulting in a net cash outflow of $1,703 million. During the six months ended June 28, 2013, purchases of investments were $7,077 million and proceeds from disposals of investments were $5,224 million, resulting in a net cash outflow of $1,853 million. The purchases during the six months ended June 27, 2014, include our investment in Green Mountain Coffee Roasters, Inc. ("GMCR"), now known as Keurig Green Mountain, Inc., partially offset by the net purchases and proceeds of our short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on our investment in GMCR.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 27, 2014, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $332 million, which primarily included a joint investment with one of our bottling partners in a dairy company in Ecuador, which is accounted for under the equity method of accounting. During the six months ended June 28, 2013, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $308 million, which primarily included our acquisition of the majority of the remaining outstanding shares of innocent and a majority interest in bottling operations in Myanmar. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on these transactions.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 27, 2014, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $45 million, which represented the proceeds from the sale of the Company's distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, to three unconsolidated bottling partners as part of the North America refranchising. During the six months ended June 28, 2013, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $690 million, which primarily included the sale of a majority ownership interest in our Philippine bottling operations to Coca-Cola FEMSA. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the six months ended June 27, 2014, were $896 million. The Company currently expects our 2014 full year capital expenditures to be between $2.5 billion and $3.0 billion, primarily in our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the six months ended June 28, 2013, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $1,012 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances and share repurchases. Net cash provided by financing activities during the six months ended June 27, 2014 and June 28, 2013, totaled $62 million and $136 million, respectively.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. On June 27, 2014, we had $6,321 million in lines of credit available for general corporate purposes. These backup lines of credit expire at various times between 2014 and 2019.
During the six months ended June 27, 2014, the Company had issuances of debt of $21,267 million, which included $474 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $19,796 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $997 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances.
The Company made payments of debt of $18,122 million during the six months ended June 27, 2014, which included $17,096 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,026 million, which included the retirement of certain long-term debt.

During the six months ended June 27, 2014, the Company retired $1,000 million of long-term debt upon maturity and issued $1,000 million total principal amount of notes due September 1, 2015, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 0.01 percent.
As of June 27, 2014, the carrying value of the Company's long-term debt included $490 million of fair value adjustments related to the debt assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 19 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
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
The Company made payments of debt of $19,454 million during the six months ended June 28, 2013, which included $18,184 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,270 million, which included the early extinguishment of certain long-term debt.
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
Issuances of Stock
During the six months ended June 27, 2014, the Company received cash proceeds from issuances of stock of $650 million, a decrease of $301 million when compared to cash proceeds of $951 million from stock issuances during the six months ended June 28, 2013. This decrease is primarily due to a reduction in the exercise of stock options by Company employees.
Share Repurchases
During the six months ended June 27, 2014, the Company repurchased 47.2 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $39.79 per share, for a total cost of $1,878 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $1,953 million during the six months ended June 27, 2014. The total cash outflow for treasury stock during the first six months of 2014 includes treasury stock that was purchased and settled during the six months ended June 27, 2014, as well as stock purchased in December 2013 that settled in early 2014; however, it does not include treasury stock that was purchased but did not settle during the six months ended June 27, 2014. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the six months ended June 27, 2014, resulted in a net cash outflow of $1,303 million. During 2014, the Company expects to purchase between $2.5 billion and $3.0 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.
During the six months ended June 28, 2013, the Company repurchased 73.5 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $39.93 per share, for a total cost of $2,935 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the six months ended June 28, 2013, was $2,978 million. The total cash outflow for treasury stock during the first six months of 2013 includes treasury stock that was purchased and settled during the six months ended June 28, 2013, as well as stock purchased in December 2012 that settled in early 2013; however, it does not include treasury stock that was purchased but did not settle during the six months ended June 28, 2013. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the six months ended June 28, 2013, resulted in a net cash outflow of $2,027 million.
Dividends
The Company paid dividends of $1,342 million and $1,249 million during the six months ended June 27, 2014 and June 28, 2013, respectively. As a result of timing, the Company only paid one quarter of dividends during the six months ended June 27, 2014 and June 28, 2013. The Company's dividend for the second quarter of 2014 and 2013 was paid on July 1, 2014 and July 1, 2013, respectively.
Our Board of Directors approved the Company's regular quarterly dividend of $0.305 per share at its July 2014 meeting. This dividend is payable on October 1, 2014, to shareowners of record as of September 15, 2014.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our consolidated operating income for the three and six months ended June 27, 2014, by 5 percent and 7 percent, respectively. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have an unfavorable impact on our consolidated results through the end of the year. Based on spot rates as of the beginning of July 2014 and our hedging coverage in place, the Company expects currencies, including the Venezuelan bolivar, to have a 3 percent unfavorable impact on our consolidated operating income for the remainder of 2014.
In February 2013, the Venezuelan government devalued its currency to an official rate of exchange ("official rate") of 6.3 bolivars per U.S. dollar provided by the Commission for the Administration of Foreign Exchange ("CADIVI"). At that time, the Company remeasured the net monetary assets of our Venezuelan subsidiary at the official rate. As a result of the devaluation, we recognized a loss of $140 million in the line item other income (loss) — net in our condensed consolidated statement of income during the six months ended June 28, 2013.
Beginning in October 2013, the government authorized certain companies that operate in designated industry sectors to exchange a limited volume of bolivars for U.S. dollars at a bid rate established via weekly auctions under a system referred to as "SICAD 1." During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD 1 auction process while retaining the official rate of 6.3 bolivars per U.S. dollar; replaced CADIVI with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”); and introduced another currency exchange mechanism (“SICAD 2”). The SICAD 2 rate is intended to more closely resemble a market-driven exchange rate than the official rate and SICAD 1. As a result of these changes, an entity may be able to convert bolivars to U.S. dollars at one of three legal exchange rates, which as of March 28, 2014, were 6.3 (official rate), 10.8 (SICAD 1) and 50.9 (SICAD 2). We analyzed the multiple rates available and the Company's estimates of the applicable rate at which future transactions could be settled, including the payment of dividends. Based on this analysis, we determined that the SICAD 1 rate is the most appropriate rate to use for remeasurement given our circumstances. Therefore, as of March 28, 2014, we remeasured the net monetary assets of our Venezuelan subsidiary using an exchange rate of 10.8 bolivars per U.S. dollar, which was the SICAD 1 rate on that date. We recorded a charge of $226 million related to the change in exchange rates in the line item other income (loss) — net in our condensed consolidated statement of income.
If the bolivar devalues further, or if we are able to access currency at different rates that are reasonable to the Company, it would result in our Company recognizing additional foreign currency exchange gains or losses in our condensed consolidated financial statements. As of June 27, 2014, our Venezuelan subsidiary held net monetary assets of $263 million, including $178 million of cash, cash equivalents, short-term investments and marketable securities. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion.

In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars and the carrying value of the receivables related to these sales was $281 million as of June 27, 2014. If a government-approved exchange rate mechanism is not available for our bottling partner in Venezuela to convert bolivars and pay for these receivables and for future concentrate sales, the receivables balance will continue to increase. We will continue to monitor the collectability and convertibility of these receivables. We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela, which had a carrying value of $107 million as of June 27, 2014. If the bolivar further devalues, it could result in the impairment of these intangible assets.
The Company will continue to manage its foreign currency exchange exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.
Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet as of June 27, 2014, compared to our consolidated balance sheet as of December 31, 2013 (in millions):

	June 27, 2014	December 31, 2013	Increase (Decrease)		Percent Change
Cash and cash equivalents	$11,618	$10,414	$1,204		12%
Short-term investments	6,524	6,707	(183)		(3)
Marketable securities	3,467	3,147	320		10
Trade accounts receivable — net	5,870	4,873	997		20
Inventories	3,536	3,277	259		8
Prepaid expenses and other assets	2,856	2,886	(30)		(1)
Equity method investments	10,857	10,393	464		4
Other investments	3,601	1,119	2,482		222
Other assets	4,805	4,661	144		3
Property, plant and equipment — net	14,918	14,967	(49)		—
Trademarks with indefinite lives	6,798	6,744	54		1
Bottlers' franchise rights with indefinite lives	7,284	7,415	(131)		(2)
Goodwill	12,296	12,312	(16)		—
Other intangible assets	1,059	1,140	(81)		(7)
Total assets	$95,489	$90,055	$5,434		6%
Accounts payable and accrued expenses	$10,575	$9,577	$998		10%
Loans and notes payable	20,081	16,901	3,180		19
Current maturities of long-term debt	1,519	1,024	495		48
Accrued income taxes	454	309	145		47
Long-term debt	18,643	19,154	(511)		(3)
Other liabilities	3,447	3,498	(51)		(1)
Deferred income taxes	6,469	6,152	317		5
Total liabilities	$61,188	$56,615	$4,573		8%
Net assets	$34,301	$33,440	$861	[1]	3%
1 Includes a decrease in net assets of $52 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•	Cash and cash equivalents increased $1,204 million, or 12 percent, primarily in anticipation of the second quarter 2014 dividend payment, which was made on July 1, 2014.

•
Trade accounts receivable — net increased $997 million, or 20 percent, due to the increase associated with the Company's peak summer selling season, as well as an increase in the receivables balance of our subsidiary in Venezuela for which we do not currently have a mechanism to convert local currency to U.S. dollars. Refer to the heading "Foreign Exchange" above for additional information on the Company's Venezuelan subsidiary.

•
Other investments increased $2,482 million, or 222 percent, primarily due to the Company's investment in GMCR, which is accounted for as an available-for-sale security. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on this investment.

•
Accounts payable and accrued expenses increased $998 million, or 10 percent, primarily due to the Company's second quarter 2014 dividend payment, which was payable to shareowners of record as of June 16, 2014. This payment was made on July 1, 2014.

•
Loans and notes payable increased $3,180 million, or 19 percent, and current maturities of long-term debt increased $495 million, or 48 percent, primarily due to the net issuances of commercial paper during the six months ended June 27, 2014, and the reclassification of long-term debt that is scheduled to mature within a year out of the line item long-term debt.

•
Long-term debt decreased $511 million, or 3 percent, primarily due to the maturity or reclassification of certain portions of the Company's long-term debt during the six months ended June 27, 2014. Long-term debt that is scheduled to mature within a year is reclassified out of the line item long-term debt into the line item current maturities of long-term debt. This decrease was partially offset by the Company's issuance of long-term debt during the first quarter of 2014. Refer to the heading "Cash Flows from Financing Activities" above and Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 27, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 27, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2013. The following updates and restates the descriptions of the Aqua-Chem litigation and the Paw Paw, Michigan, environmental matter to reflect developments that occurred during the three months ended June 27, 2014.
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
In February 2012, the parties filed and argued a number of cross-motions for summary judgment related to the issues of the enforceability of the settlement agreement and the exhaustion of policies underlying those of the Chartis insurers. The court granted defendants' motions for summary judgment that the 2011 Settlement Agreement and 2010 Term Sheet were not binding contracts but denied their similar motions related to plaintiffs' claims for promissory and/or equitable estoppel. On or about May 15, 2012, the parties entered into a mutually agreeable settlement/stipulation resolving two major issues: exhaustion of underlying coverage and control of defense. On or about January 10, 2013, the parties reached a settlement of the estoppel claims and all of the remaining coverage issues, with the exception of one disputed issue relating to the scope of the Chartis insurers' defense obligations in two policy years. The trial court granted summary judgment in favor of the Company and Aqua-Chem on that one open issue and entered a final appealable judgment to that effect following the parties' settlement. On January 23, 2013, the Chartis insurers filed a notice of appeal of the trial court's summary judgment ruling. On October 29, 2013, the Wisconsin Court of Appeals affirmed the grant of summary judgment in favor of the Company and Aqua-Chem. On November 27, 2013, the Chartis insurers filed a petition for review in the Supreme Court of Wisconsin, and on December 11, 2013, the Company filed its opposition to that petition. On April 16, 2014, the Supreme Court of Wisconsin denied the Chartis insurers’ petition for review.
The Georgia Case remains subject to the stay agreed to in 2004.
Environmental Matters
The Company's juice plant in Paw Paw, Michigan, uses ammonia in its refrigeration equipment. The plant's use of ammonia is subject to the U.S. Clean Air Act's Risk Management Program (the "RMP"). Under the RMP, our plant must develop, maintain and implement a plan to prevent, mitigate and respond to potential releases of ammonia into the environment. Following an inspection regarding compliance with the RMP, the U.S. Environmental Protection Agency (the "EPA") sent a notice dated March 12, 2013, to the Paw Paw juice plant alleging certain violations of the RMP and indicating that it may pursue an administrative enforcement action proposing civil penalties of $278,000. In May 2014, the Company reached a settlement with the EPA regarding this matter under which it paid $165,900 in civil penalties and, therefore, considers this matter concluded.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 27, 2014, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
March 29, 2014, through April 25, 2014	2,627,975	$39.69	2,600,000	398,261,664
April 26, 2014, through May 23, 2014	10,384,536	$40.79	10,341,800	387,919,864
May 24, 2014, through June 27, 2014	13,334,023	$41.15	13,329,997	374,589,867
Total	26,346,534	$40.86	26,271,797
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below; and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 27,975 shares, 42,736 shares and 4,026 shares for the fiscal months of April, May and June 2014, respectively.
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

4.10	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.11	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.12	Form of Note for 0.750% Notes due March 13, 2015 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.13	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.14	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.15	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.16	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.17	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.18	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.19	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.20	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.

4.21	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.22	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 7, 2014.
10.1	The Coca-Cola Company 2014 Equity Plan — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 23, 2014.
10.2	Letter, dated April 24, 2014 from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 25, 2014.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 27, 2014, and June 28, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 27, 2014, and June 28, 2013, (iii) Condensed Consolidated Balance Sheets as of June 27, 2014, and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2014, and June 28, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ LARRY M. MARK
Date:	July 30, 2014	Larry M. Mark Vice President and Controller (As Principal Accounting Officer)

/s/ MARK RANDAZZA
Date:	July 30, 2014	Mark Randazza Vice President and Assistant Controller (On behalf of the Registrant)

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

4.10	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.11	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.12	Form of Note for 0.750% Notes due March 13, 2015 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.13	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.14	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.15	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.16	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.17	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.18	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.19	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.

4.20	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.21	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.22	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 7, 2014.
10.1	The Coca-Cola Company 2014 Equity Plan — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 23, 2014.
10.2	Letter, dated April 24, 2014 from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 25, 2014.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 27, 2014, and June 28, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 27, 2014, and June 28, 2013, (iii) Condensed Consolidated Balance Sheets as of June 27, 2014, and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2014, and June 28, 2013, and (v) Notes to Condensed Consolidated Financial Statements.