Form 10-Q
period 2014-09-26
COCA COLA CO
filed 2014-10-29
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2014
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 24, 2014
$0.25 Par Value	4,380,112,851 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
NET OPERATING REVENUES	$11,976	$12,030	$35,126	$35,814
Cost of goods sold	4,630	4,793	13,532	14,106
GROSS PROFIT	7,346	7,237	21,594	21,708
Selling, general and administrative expenses	4,507	4,424	12,880	12,991
Other operating charges	128	341	457	594
OPERATING INCOME	2,711	2,472	8,257	8,123
Interest income	169	136	436	381
Interest expense	113	90	344	314
Equity income (loss) — net	205	204	530	537
Other income (loss) — net	(312)	658	(630)	522
INCOME BEFORE INCOME TAXES	2,660	3,380	8,249	9,249
Income taxes	538	925	1,896	2,331
CONSOLIDATED NET INCOME	2,122	2,455	6,353	6,918
Less: Net income attributable to noncontrolling interests	8	8	25	44
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,114	$2,447	$6,328	$6,874
BASIC NET INCOME PER SHARE[1]	$0.48	$0.55	$1.44	$1.55
DILUTED NET INCOME PER SHARE[1]	$0.48	$0.54	$1.42	$1.52
DIVIDENDS PER SHARE	$0.305	$0.280	$0.915	$0.840
AVERAGE SHARES OUTSTANDING	4,383	4,426	4,392	4,442
Effect of dilutive securities	62	72	62	76
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,445	4,498	4,454	4,518
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
CONSOLIDATED NET INCOME	$2,122	$2,455	$6,353	$6,918
Other comprehensive income:
Net foreign currency translation adjustment	(1,232)	(466)	(1,284)	(1,447)
Net gain (loss) on derivatives	278	(82)	98	122
Net unrealized gain (loss) on available-for-sale securities	74	(92)	723	(66)
Net change in pension and other benefit liabilities	24	27	48	105
TOTAL COMPREHENSIVE INCOME	1,266	1,842	5,938	5,632
Less: Comprehensive income (loss) attributable to noncontrolling interests	9	11	21	72
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,257	$1,831	$5,917	$5,560
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	September 26, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,084	$10,414
Short-term investments	9,185	6,707
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	20,269	17,121
Marketable securities	3,445	3,147
Trade accounts receivable, less allowances of $58 and $61, respectively	5,081	4,873
Inventories	3,277	3,277
Prepaid expenses and other assets	3,277	2,886
Assets held for sale	103	—
TOTAL CURRENT ASSETS	35,452	31,304
EQUITY METHOD INVESTMENTS	10,582	10,393
OTHER INVESTMENTS	3,737	1,119
OTHER ASSETS	4,850	4,661
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $10,800 and $10,065, respectively	14,738	14,967
TRADEMARKS WITH INDEFINITE LIVES	6,619	6,744
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,025	7,415
GOODWILL	12,188	12,312
OTHER INTANGIBLE ASSETS	1,123	1,140
TOTAL ASSETS	$96,314	$90,055
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,517	$9,577
Loans and notes payable	19,175	16,901
Current maturities of long-term debt	2,524	1,024
Accrued income taxes	528	309
Liabilities held for sale	16	—
TOTAL CURRENT LIABILITIES	32,760	27,811
LONG-TERM DEBT	20,111	19,154
OTHER LIABILITIES	3,383	3,498
DEFERRED INCOME TAXES	6,391	6,152
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	12,901	12,276
Reinvested earnings	63,972	61,660
Accumulated other comprehensive income (loss)	(3,843)	(3,432)
Treasury stock, at cost — 2,665 and 2,638 shares, respectively	(41,361)	(39,091)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	33,429	33,173
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	240	267
TOTAL EQUITY	33,669	33,440
TOTAL LIABILITIES AND EQUITY	$96,314	$90,055
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 26, 2014	September 27, 2013
OPERATING ACTIVITIES
Consolidated net income	$6,353	$6,918
Depreciation and amortization	1,477	1,444
Stock-based compensation expense	143	155
Deferred income taxes	(179)	179
Equity (income) loss — net of dividends	(259)	(270)
Foreign currency adjustments	305	140
Significant (gains) losses on sales of assets — net	410	(670)
Other operating charges	192	331
Other items	38	137
Net change in operating assets and liabilities	(501)	(652)
Net cash provided by operating activities	7,979	7,712
INVESTING ACTIVITIES
Purchases of investments	(14,098)	(11,451)
Proceeds from disposals of investments	9,558	9,601
Acquisitions of businesses, equity method investments and nonmarketable securities	(343)	(326)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	73	869
Purchases of property, plant and equipment	(1,618)	(1,625)
Proceeds from disposals of property, plant and equipment	150	64
Other investing activities	(280)	(115)
Net cash provided by (used in) investing activities	(6,558)	(2,983)
FINANCING ACTIVITIES
Issuances of debt	33,292	31,147
Payments of debt	(28,494)	(27,293)
Issuances of stock	1,058	1,079
Purchases of stock for treasury	(2,963)	(3,892)
Dividends	(2,680)	(2,494)
Other financing activities	(409)	70
Net cash provided by (used in) financing activities	(196)	(1,383)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(555)	(670)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	670	2,676
Balance at beginning of period	10,414	8,442
Balance at end of period	$11,084	$11,118
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 26, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2014 and 2013 ended on September 26, 2014 and September 27, 2013, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
In February 2013, the Venezuelan government devalued its currency to an official rate of exchange ("official rate") of 6.3 bolivars per U.S. dollar provided by the Commission for the Administration of Foreign Exchange ("CADIVI"). At that time, the Company remeasured the net monetary assets of our Venezuelan subsidiary at the official rate. As a result of the devaluation, we recognized a loss of $140 million in the line item other income (loss) — net in our condensed consolidated statement of income during the nine months ended September 27, 2013.
Beginning in October 2013, the government authorized certain companies that operate in designated industry sectors to exchange a limited volume of bolivars for U.S. dollars at a bid rate established via weekly auctions under a system referred to as "SICAD 1." During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD 1 auction process while retaining the official rate of 6.3 bolivars per U.S. dollar; replaced CADIVI with a new foreign currency administration, the National Center for Foreign Commerce ("CENCOEX"); and introduced another currency exchange mechanism ("SICAD 2"). The SICAD 2 rate is intended to more closely resemble a market-driven exchange rate than the official rate and SICAD 1. As a result of these changes, an entity may be able to convert bolivars to U.S. dollars at one of three legal exchange rates, which as of March 28, 2014, were 6.3 (official rate), 10.8 (SICAD 1) and 50.9 (SICAD 2). We analyzed the multiple rates available and the Company's estimates of the applicable rate at which future transactions could be settled, including the payment of dividends. Based on this analysis, we determined that the SICAD 1 rate is the most appropriate rate to use for remeasurement given our circumstances. Therefore, as of March 28, 2014, we remeasured the net monetary assets of our Venezuelan subsidiary using an exchange rate of 10.8 bolivars per U.S. dollar, which was the SICAD 1 rate on that date. We recorded a charge of $226 million related to the change in exchange rates in the line item other income (loss) — net in our condensed consolidated statement of income during the nine months ended September 26, 2014. The Company will continue to use the SICAD 1 rate to remeasure the net monetary assets of our Venezuelan subsidiary unless facts and circumstances change.
If the bolivar devalues further, or if we are able to access currency at different rates that are reasonable to the Company, it would result in our Company recognizing additional foreign currency exchange gains or losses in our condensed consolidated financial statements. As of September 26, 2014, our Venezuelan subsidiary held net monetary assets of $206 million, including $175 million of cash, cash equivalents, short-term investments and marketable securities. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars and the carrying value of the receivables related to these sales was $275 million as of September 26, 2014. If a government-approved exchange rate mechanism is not available for our bottling partner in Venezuela to convert bolivars and pay for these receivables and for future concentrate sales, the receivables balance will continue to increase. We will continue to monitor the collectability and convertibility of these receivables. We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela, which had a carrying value of $107 million as of September 26, 2014. If the bolivar further devalues, it could result in the impairment of these intangible assets. Additionally, in January 2014, the Venezuelan government enacted a new law which imposes limits on profit margins earned in the country, which limited the Company's cash flows during the three and nine months ended September 26, 2014, and will continue to limit the future cash flows as long as the law is in effect.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the nine months ended September 26, 2014, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $343 million, and primarily included a joint investment with one of our bottling partners in a dairy company in Ecuador, which is accounted for under the equity method of accounting. During the nine months ended September 27, 2013, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $326 million, which primarily included our acquisition of the majority of the remaining outstanding shares of Fresh Trading Ltd. ("innocent") and a majority interest in bottling operations in Myanmar. We remeasured our equity interest in innocent to fair value upon the close of the transaction. The resulting gain on the remeasurement was not significant to our condensed consolidated financial statements.
Monster Beverage Corporation
On August 14, 2014, the Company and Monster Beverage Corporation ("Monster") entered into definitive agreements for a long-term strategic relationship in the global energy drink category. Subject to the terms and conditions of the agreements, upon the closing of the transactions (1) the Company will acquire newly issued shares of Monster common stock representing approximately 16.7 percent of the outstanding shares of Monster common stock (after giving effect to the new issuance) and will be represented by two directors on Monster's Board of Directors; (2) the Company will transfer its global energy drink business (including NOS, Full Throttle, Burn, Mother, Play and Power Play, and Relentless) to Monster, and Monster will transfer its non-energy drink business (including Hansen's Natural Sodas, Peace Tea, Hubert's Lemonade and Hansen's Juice Products) to the Company; and (3) the parties will amend their current distribution coordination agreements by expanding into additional territories and entering into long-term agreements with the Company's existing network of bottling and distribution partners. Upon closing, the Company will make a net cash payment of $2.15 billion to Monster. The closing of the transaction is subject to customary closing conditions, including the receipt of regulatory approvals, and is expected to take place in late 2014 or early 2015. The Company expects to account for its resulting interest in Monster as an equity method investment.
Green Mountain Coffee Roasters, Inc.
In February 2014, the Company and Green Mountain Coffee Roasters, Inc. ("GMCR"), now known as Keurig Green Mountain, Inc., entered into a 10-year global strategic agreement to collaborate on the development and introduction of the Company's global brand portfolio for use in GMCR's forthcoming Keurig KoldTM at-home beverage system. Under the agreement, the companies will cooperate to bring the Keurig KoldTM beverage system to consumers around the world, and GMCR will be the Company's exclusive partner for the production and sale of our branded single-serve, pod-based cold beverages. Together we will also explore other future opportunities to collaborate on the Keurig® platform. In an effort to align long-term interests, we also entered into an agreement to purchase a 10 percent equity position in GMCR, and on February 27, 2014, the Company purchased the newly issued shares in GMCR for approximately $1,265 million, including transaction costs of $14 million.
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
Divestitures
During the nine months ended September 26, 2014, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $73 million, which primarily represented the proceeds from the refranchising of certain of our territories in North America.
In conjunction with implementing a new beverage partnership model in North America, the Company refranchised territories that were previously managed by our consolidated North America bottling and customer service organization called Coca-Cola Refreshments ("CCR") to certain of our unconsolidated bottling partners. These territories border these bottlers' existing territories, allowing each bottler to better service local customers and provide more efficient execution. Through the execution of comprehensive beverage agreements ("CBAs") with each of the bottlers, we granted certain exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products as defined by the CBA. Under the arrangement for these territories, CCR retains the rights to produce these beverage products and the bottlers will purchase from CCR substantially all of the related finished products needed in order to service the customers in these territories. Each

CBA has a term of 10 years and is renewable by the bottler indefinitely for successive additional terms of 10 years each. Under the CBA, the bottlers will make ongoing quarterly payments to CCR based on their future gross profit in these territories throughout the term of the CBA, including renewals, in exchange for the grant of the exclusive territory rights.
Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories to the respective bottlers in exchange for cash totaling $23 million and $68 million during the three and nine months ended September 26, 2014, respectively. Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized a noncash loss of $34 million and $174 million during the three and nine months ended September 26, 2014, respectively, primarily related to the derecognition of the intangible assets transferred, which was included in the line item other income (loss) — net in our condensed consolidated statements of income. We expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
As of September 26, 2014, the Company had entered into agreements to refranchise additional territories in North America. These territories met the criteria to be classified as held for sale, and we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company recognized a noncash loss of $236 million during the three and nine months ended September 26, 2014 as a result of writing down the assets to their fair value less costs to sell, which was included in the line item other income (loss) — net in our condensed consolidated statements of income. This loss was primarily related to the anticipated derecognition of the intangible assets to be transferred, which we expect to recover under the CBAs through the future quarterly payments.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheet (in millions):

September 26, 2014
Inventories	$15
Prepaid expenses and other assets	1
Property, plant and equipment — net	78
Bottlers' franchise rights with indefinite lives	183
Goodwill	23
Other intangible assets	39
Allowance for reduction of assets held for sale	(236)
Total assets held for sale	$103
Other liabilities	$16
Total liabilities held for sale	$16
We determined that these territories did not meet the criteria to be classified as discontinued operations, primarily due to the continued significant involvement we have in these operations following each transaction.
During the nine months ended September 27, 2013, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $869 million. These proceeds primarily resulted from the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines ("Philippine bottling operations"), and separately, the deconsolidation of our bottling operations in Brazil ("Brazilian bottling operations"). See below for further details on each of these transactions.

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
Brazilian Bottling Operations
On December 17, 2012, the Company entered into an agreement with several parties to combine our Brazilian bottling operations with an independent bottler in Brazil in a transaction involving a disposition of shares for cash and an exchange of shares for a 44 percent minority ownership interest in the newly combined entity which was recorded at fair value. This transaction was completed on July 3, 2013 and resulted in the deconsolidation of our Brazilian bottling operations. The Company recognized a gain of $615 million as a result of this transaction. The owners of the majority interest have the option to acquire from us up to 24 percent of the new entity's outstanding shares at any time for a period of six years beginning December 31, 2013.
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
Trading Securities
As of September 26, 2014, and December 31, 2013, our trading securities had a fair value of $395 million and $372 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $35 million and $12 million as of September 26, 2014 and December 31, 2013, respectively.

The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	September 26, 2014	December 31, 2013
Marketable securities	$304	$286
Other assets	91	86
Total trading securities	$395	$372

Available-for-Sale and Held-to-Maturity Securities
As of September 26, 2014 and December 31, 2013, the Company did not have any held-to-maturity securities. As of September 26, 2014, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$2,752	$1,465	$(16)	$4,201
Debt securities	3,452	51	(8)	3,495
Total available-for-sale securities	$6,204	$1,516	$(24)	$7,696
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2013, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$1,097	$373	$(17)	$1,453
Debt securities	3,388	24	(23)	3,389
Total available-for-sale securities	$4,485	$397	$(40)	$4,842
1 Refer to Note 14 for additional information related to the estimated fair value.
As of September 26, 2014 and December 31, 2013, the Company had investments classified as available-for-sale securities in which our cost basis exceeded the fair value of our investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Management’s assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
The sale and/or maturity of available-for-sale securities resulted in the following realized activity (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Gross gains	$9	$2	$25	$10
Gross losses	(3)	(9)	(16)	(19)
Proceeds	1,260	1,091	3,442	3,349
The Company uses one of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of September 26, 2014 and December 31, 2013, the Company's available-for-sale securities included solvency capital funds of $856 million and $667 million, respectively.

The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	September 26, 2014	December 31, 2013
Cash and cash equivalents	$—	$245
Marketable securities	3,141	2,861
Other investments	3,569	958
Other assets	986	778
Total available-for-sale securities	$7,696	$4,842
The contractual maturities of these available-for-sale securities as of September 26, 2014 were as follows (in millions):

	Cost	Fair Value
Within 1 year	$1,240	$1,241
After 1 year through 5 years	1,703	1,730
After 5 years through 10 years	129	139
After 10 years	380	385
Equity securities	2,752	4,201
Total available-for-sale securities	$6,204	$7,696
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of September 26, 2014 and December 31, 2013. Our cost method investments had a carrying value of $167 million and $162 million as of September 26, 2014 and December 31, 2013, respectively.
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

	September 26, 2014	December 31, 2013
Raw materials and packaging	$1,645	$1,692
Finished goods	1,267	1,240
Other	365	345
Total inventories	$3,277	$3,277

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
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our condensed consolidated statements of income as the changes in the fair values of the hedged items attributable to the risk being hedged. The changes in the fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in AOCI and are reclassified into the line item in our condensed consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the values of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.
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

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	September 26, 2014	December 31, 2013
Assets
Foreign currency contracts	Prepaid expenses and other assets	$496	$211
Foreign currency contracts	Other assets	181	109
Commodity contracts	Prepaid expenses and other assets	—	1
Interest rate contracts	Prepaid expenses and other assets	24	—
Interest rate contracts	Other assets	154	283
Total assets		$855	$604
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$23	$84
Foreign currency contracts	Other liabilities	109	40
Commodity contracts	Accounts payable and accrued expenses	1	1
Interest rate contracts	Other liabilities	5	—
Total liabilities		$138	$125
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
2 Refer to Note 14 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	September 26, 2014	December 31, 2013
Assets
Foreign currency contracts	Prepaid expenses and other assets	$64	$21
Foreign currency contracts	Other assets	174	171
Commodity contracts	Prepaid expenses and other assets	36	33
Commodity contracts	Other assets	2	1
Other derivative instruments	Prepaid expenses and other assets	30	9
Other derivative instruments	Other assets	2	—
Total assets		$308	$235
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$35	$24
Foreign currency contracts	Other liabilities	44	—
Commodity contracts	Accounts payable and accrued expenses	42	23
Commodity contracts	Other liabilities	4	—
Interest rate contracts	Other liabilities	2	3
Other derivative instruments	Accounts payable and accrued expenses	2	—
Total liabilities		$129	$50
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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our condensed consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the nine months ended September 26, 2014 or September 27, 2013. The maximum length of time for which the Company hedges its exposure to future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $10,412 million and $8,450 million as of September 26, 2014 and December 31, 2013, respectively.
During the three months ended September 26, 2014, the Company entered into cross-currency swaps to hedge the changes in the cash flows of its euro-denominated debt due to changes in euro exchange rates. These swaps have been designated as cash flow hedges. The Company records the change in carrying value of the euro-denominated debt due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded into AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in the euro exchange rates. These swaps have a notional amount of $2,590 million as of September 26, 2014.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for the Company's commodity cash flow hedging program were $16 million and $26 million as of September 26, 2014 and December 31, 2013, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program was $1,828 million as of September 26, 2014 and December 31, 2013.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended September 26, 2014 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$490	Net operating revenues	$19	$—
Foreign currency contracts	36	Cost of goods sold	5	—	[2]
Foreign currency contracts	(93)	Other income (loss) — net	(52)	—
Interest rate contracts	(9)	Interest expense	—	—
Commodity contracts	—	Cost of goods sold	1	—
Total	$424		$(27)	$—
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the nine months ended September 26, 2014 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$378	Net operating revenues	$62	$—	[2]
Foreign currency contracts	15	Cost of goods sold	25	—	[2]
Foreign currency contracts	(93)	Other income (loss) — net	(52)	—
Interest rate contracts	(100)	Interest expense	—	—
Commodity contracts	1	Cost of goods sold	2	—
Total	$201		$37	$—
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
As of September 26, 2014, the Company estimates that it will reclassify into earnings during the next 12 months $208 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of September 26, 2014, such adjustments had cumulatively increased the carrying value of our long-term debt by $22 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the par value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $6,600 million and $5,600 million as of September 26, 2014 and December 31, 2013, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $985 million and $996 million as of September 26, 2014 and December 31, 2013, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended September 26, 2014 and September 27, 2013 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		September 26, 2014	September 27, 2013
Interest rate swaps	Interest expense	$(36)	$4
Fixed-rate debt	Interest expense	44	5
Net impact to interest expense		$8	$9
Foreign currency contracts	Other income (loss) — net	$12	$39
Available-for-sale securities	Other income (loss) — net	(18)	(45)
Net impact to other income (loss) — net		$(6)	$(6)
Net impact of fair value hedging instruments		$2	$3

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the nine months ended September 26, 2014 and September 27, 2013 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Nine Months Ended
		September 26, 2014	September 27, 2013
Interest rate swaps	Interest expense	$(10)	$(147)
Fixed-rate debt	Interest expense	29	181
Net impact to interest expense		$19	$34
Foreign currency contracts	Other income (loss) — net	$(7)	$32
Available-for-sale securities	Other income (loss) — net	(10)	(47)
Net impact to other income (loss) — net		$(17)	$(15)
Net impact of fair value hedging instruments		$2	$19
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional values of derivatives that were designated and qualified for the Company's net investments hedging program were $1,921 million and $2,024 million as of September 26, 2014 and December 31, 2013, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the three and nine months ended September 26, 2014 and September 27, 2013 (in millions):

	Gain (Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Foreign currency contracts	$134	$(22)	$(8)	$8
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI into earnings during the three and nine months ended September 26, 2014 and September 27, 2013. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended September 26, 2014 and September 27, 2013.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,294 million and $3,871 million as of September 26, 2014 and December 31, 2013, respectively.

The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $1,164 million and $1,441 million as of September 26, 2014 and December 31, 2013, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three and nine months ended September 26, 2014 and September 27, 2013 (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 26, 2014	September 27, 2013
Foreign currency contracts	Net operating revenues	$6	$(2)
Foreign currency contracts	Other income (loss) — net	(70)	47
Foreign currency contracts	Cost of goods sold	—	2
Commodity contracts	Net operating revenues	(9)	2
Commodity contracts	Cost of goods sold	25	(3)
Commodity contracts	Selling, general and administrative expenses	(15)	3
Other derivative instruments	Selling, general and administrative expenses	3	9
Other derivative instruments	Other income (loss) — net	18	—
Total		$(42)	$58

		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 26, 2014	September 27, 2013
Foreign currency contracts	Net operating revenues	$(12)	$2
Foreign currency contracts	Other income (loss) — net	(47)	120
Foreign currency contracts	Cost of goods sold	—	2
Interest rate contracts	Interest expense	—	(3)
Commodity contracts	Net operating revenues	(9)	1
Commodity contracts	Cost of goods sold	60	(147)
Commodity contracts	Selling, general and administrative expenses	(14)	1
Other derivative instruments	Selling, general and administrative expenses	17	33
Other derivative instruments	Other income (loss) — net	26	—
Total		$21	$9
NOTE 6: DEBT AND BORROWING ARRANGEMENTS
During the nine months ended September 26, 2014, the Company issued $3,537 million of long-term debt. The general terms of the notes issued are as follows:

•	$1,000 million total principal amount of notes due September 1, 2015, at a variable interest rate equal to the three-month London Interbank Offered Rate plus 0.01 percent;

•	$1,015 million total principal amount of euro notes due September 22, 2022 at a fixed interest rate of 1.125 percent; and

•	$1,522 million total principal amount of euro notes due September 22, 2026 at a fixed interest rate of 1.875 percent.
During the nine months ended September 26, 2014, the Company retired $1,000 million of long-term debt upon maturity.

NOTE 7: COMMITMENTS AND CONTINGENCIES
Guarantees
As of September 26, 2014, we were contingently liable for guarantees of indebtedness owed by third parties of $527 million, of which $173 million related to variable interest entities. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $543 million and $537 million as of September 26, 2014 and December 31, 2013, respectively.
NOTE 8: COMPREHENSIVE INCOME
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended September 26, 2014
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$6,328	$25	$6,353
Other comprehensive income:
Net foreign currency translation adjustment	(1,280)	(4)	(1,284)
Net gain (loss) on derivatives[1]	98	—	98
Net unrealized gain (loss) on available-for-sale securities[2]	723	—	723
Net change in pension and other benefit liabilities	48	—	48
Total comprehensive income	$5,917	$21	$5,938
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended September 26, 2014	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(1,166)	$(67)	$(1,233)
Reclassification adjustments recognized in net income	—	—	—
Net foreign currency translation adjustments	(1,166)	(67)	(1,233)
Derivatives:
Unrealized gains (losses) arising during the period	419	(157)	262
Reclassification adjustments recognized in net income	27	(11)	16
Net gain (loss) on derivatives[1]	446	(168)	278
Available-for-sale securities:
Unrealized gains (losses) arising during the period	177	(99)	78
Reclassification adjustments recognized in net income	(6)	2	(4)
Net change in unrealized gain (loss) on available-for-sale securities[2]	171	(97)	74
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	19	(4)	15
Reclassification adjustments recognized in net income	14	(5)	9
Net change in pension and other benefit liabilities[3]	33	(9)	24
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(516)	$(341)	$(857)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Nine Months Ended September 26, 2014	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(1,286)	$6	$(1,280)
Reclassification adjustments recognized in net income	—	—	—
Net foreign currency translation adjustments	(1,286)	6	(1,280)
Derivatives:
Unrealized gains (losses) arising during the period	194	(73)	121
Reclassification adjustments recognized in net income	(37)	14	(23)
Net gain (loss) on derivatives[1]	157	(59)	98
Available-for-sale securities:
Unrealized gains (losses) arising during the period	1,145	(415)	730
Reclassification adjustments recognized in net income	(9)	2	(7)
Net change in unrealized gain (loss) on available-for-sale securities[2]	1,136	(413)	723
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	27	(6)	21
Reclassification adjustments recognized in net income	43	(16)	27
Net change in pension and other benefit liabilities[3]	70	(22)	48
Other comprehensive income (loss) attributable to The Coca-Cola Company	$77	$(488)	$(411)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended September 27, 2013	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(639)	$144	$(495)
Reclassification adjustments recognized in net income	26	—	26
Net foreign currency translation adjustments	(613)	144	(469)
Derivatives:
Unrealized gains (losses) arising during the period	(69)	25	(44)
Reclassification adjustments recognized in net income	(60)	22	(38)
Net gain (loss) on derivatives[1]	(129)	47	(82)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(152)	53	(99)
Reclassification adjustments recognized in net income	7	—	7
Net change in unrealized gain (loss) on available-for-sale securities[2]	(145)	53	(92)
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	(5)	—	(5)
Reclassification adjustments recognized in net income	49	(17)	32
Net change in pension and other benefit liabilities[3]	44	(17)	27
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(843)	$227	$(616)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Nine Months Ended September 27, 2013	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(1,318)	$37	$(1,281)
Reclassification adjustments recognized in net income	(194)	—	(194)
Net foreign currency translation adjustments	(1,512)	37	(1,475)
Derivatives:
Unrealized gains (losses) arising during the period	333	(128)	205
Reclassification adjustments recognized in net income	(133)	50	(83)
Net gain (loss) on derivatives[1]	200	(78)	122
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(108)	33	(75)
Reclassification adjustments recognized in net income	9	—	9
Net change in unrealized gain (loss) on available-for-sale securities[2]	(99)	33	(66)
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	20	(9)	11
Reclassification adjustments recognized in net income	147	(53)	94
Net change in pension and other benefit liabilities[3]	167	(62)	105
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(1,244)	$(70)	$(1,314)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded during the three and nine months ended September 26, 2014 (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Location of Gain (Loss) Recognized in Income	Three Months Ended September 26, 2014	Nine Months Ended September 26, 2014
Derivatives:
Foreign currency contracts	Net operating revenues	$(19)	$(62)
Foreign currency and commodity contracts	Cost of goods sold	(6)	(27)
Foreign currency contracts	Other income (loss) — net	52	52
	Income before income taxes	27	(37)
	Income taxes	(11)	14
	Consolidated net income	$16	$(23)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$(6)	$(9)
	Income before income taxes	(6)	(9)
	Income taxes	2	2
	Consolidated net income	$(4)	$(7)
Pension and other benefit liabilities:
Amortization of net actuarial loss	*	$18	$56
Amortization of prior service cost (credit)	*	(4)	(13)
	Income before income taxes	14	43
	Income taxes	(5)	(16)
	Consolidated net income	$9	$27

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

NOTE 9: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2013	$33,440	$61,660	$(3,432)	$1,760	$12,276	$(39,091)	$267
Comprehensive income (loss)	5,938	6,328	(411)	—	—	—	21
Dividends paid/payable to shareowners of The Coca-Cola Company	(4,016)	(4,016)	—	—	—	—	—
Dividends paid to noncontrolling interests	(21)	—	—	—	—	—	(21)
Business combinations including purchase accounting adjustments	(27)	—	—	—	—	—	(27)
Purchases of treasury stock	(2,887)	—	—	—	—	(2,887)	—
Impact of employee stock option and restricted stock plans	1,242	—	—	—	625	617	—
September 26, 2014	$33,669	$63,972	$(3,843)	$1,760	$12,901	$(41,361)	$240

NOTE 10: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended September 26, 2014, the Company incurred other operating charges of $128 million. These charges primarily consisted of $84 million due to the Company's productivity and reinvestment program and $34 million due to the integration of our German bottling and distribution operations. The Company also recorded a loss of $2 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the nine months ended September 26, 2014, the Company recorded other operating charges of $457 million. These charges primarily consisted of $259 million due to the Company's productivity and reinvestment program and $142 million due to the integration of our German bottling and distribution operations. In addition, the Company recorded a loss of $27 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. The Company also incurred a charge of $21 million due to the write-down of receivables related to sales of concentrate to our bottling partner in Venezuela as a result of limited government-approved exchange rate conversion mechanisms. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended September 27, 2013, the Company incurred other operating charges of $341 million. These charges primarily consisted of $190 million due to the impairment of certain intangible assets described below; $97 million due to the Company's productivity and reinvestment program; and $45 million due to the integration of our German bottling and distribution operations. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 14 for additional information on the impairment charges recorded. Refer to Note 15 for the impact these charges had on our operating segments.
During the nine months ended September 27, 2013, the Company incurred other operating charges of $594 million. These charges primarily consisted of $312 million due to the Company's productivity and reinvestment program; $190 million due to the impairment of certain intangible assets described below; and $86 million primarily due to the integration of our German bottling and distribution operations. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 14 for additional information on the impairment charges recorded. Refer to Note 15 for the impact these charges had on our operating segments.
During the three and nine months ended September 27, 2013, the Company recorded charges of $190 million related to certain intangible assets. These charges included $108 million related to the impairment of trademarks recorded in our Bottling Investments and Asia Pacific operating segments. These impairments were primarily due to a strategic decision to phase out certain local-market value brands which resulted in a change in the expected useful life of the intangible assets. The charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. Additionally, the remaining charge of $82 million related to goodwill recorded in our Bottling Investments operating segment. This charge was primarily the result of management's revised outlook on market conditions and volume performance. The total impairment charges of $190 million were recorded in our Corporate operating segment in the line item other operating charges in our condensed consolidated statements of income.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three and nine months ended September 26, 2014, the Company recorded net charges of $8 million and $41 million, respectively, in the line item equity income (loss) — net. During the three and nine months ended September 27, 2013, the Company recorded a net gain of $8 million and a net charge of $34 million, respectively, in the line item equity income (loss) — net. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to the devaluation of the Venezuelan bolivar. Refer to Note 15 for the impact these items had on our operating segments.
Other Income (Loss) — Net
During the three months ended September 26, 2014, the Company recorded charges of $270 million due to the refranchising of certain territories in North America. Refer to Note 2 for more information related to these charges and Note 15 for the impact this charge had on our operating segments.
During the nine months ended September 26, 2014, the Company recorded charges of $410 million due to the refranchising of certain territories in North America. The Company also incurred a charge of $226 million due to the expansion of the Venezuelan government's currency conversion markets. Refer to Note 2 for more information related to the North America refranchising, Note 1 for more information related to the charge due to the change in Venezuelan exchange rates and Note 15 for the impact these charges had on our operating segments.
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
During the nine months ended September 27, 2013, the Company also recorded a gain of $139 million due to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company sold a proportionate share of its investment in Coca-Cola FEMSA. Refer to Note 15 for the impact this gain had on our operating segments.
In addition to the items above, during the nine months ended September 27, 2013, the Company recorded a charge of $140 million in the line item other income (loss) — net due to the Venezuelan government announcing a currency devaluation. As a result of this devaluation, the Company remeasured the net assets related to its operations in Venezuela. Refer to Note 1 for more information related to this charge and Note 15 for the impact this charge had on our operating segments.
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
As of September 26, 2014, the Company has incurred total pretax expenses of $1,023 million related to our productivity and reinvestment program since the plan commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; losses on disposal of certain assets; contract termination fees; and relocation costs.

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended September 26, 2014 (in millions):

	Accrued Balance June 27, 2014	Costs Incurred Three Months Ended September 26, 2014	Payments	Noncash and Exchange	Accrued Balance September 26, 2014
Severance pay and benefits	$43	$12	$(18)	$(1)	$36
Outside services	4	21	(22)	—	3
Other direct costs	14	51	(49)	(2)	14
Total	$61	$84	$(89)	$(3)	$53
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the nine months ended September 26, 2014 (in millions):

	Accrued Balance December 31, 2013	Costs Incurred Nine Months Ended September 26, 2014	Payments	Noncash and Exchange	Accrued Balance September 26, 2014
Severance pay and benefits	$88	$26	$(77)	$(1)	$36
Outside services	6	52	(55)	—	3
Other direct costs	18	181	(162)	(23)	14
Total	$112	$259	$(294)	$(24)	$53
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $34 million and $142 million related to this initiative during the three and nine months ended September 26, 2014, respectively, and has incurred total pretax expenses of $769 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $124 million and $127 million accrued related to these integration costs as of September 26, 2014 and December 31, 2013, respectively.
We are currently reviewing additional restructuring opportunities within the German bottling and distribution operations, including integration costs related to information technology and other initiatives. If implemented, these initiatives will result in additional charges in future periods. However, as of September 26, 2014, the Company has not finalized any additional plans.

NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Service cost	$62	$69	$7	$9
Interest cost	101	93	11	10
Expected return on plan assets	(179)	(163)	(3)	(2)
Amortization of prior service cost (credit)	—	(1)	(4)	(3)
Amortization of net actuarial loss	18	50	—	3
Net periodic benefit cost (credit)	$2	$48	$11	$17
Settlement charge	—	—	—	—
Total cost (credit) recognized in statements of income	$2	$48	$11	$17

	Pension Benefits		Other Benefits
	Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Service cost	$196	$207	$20	$27
Interest cost	304	282	32	31
Expected return on plan assets	(537)	(492)	(9)	(7)
Amortization of prior service cost (credit)	(1)	(2)	(12)	(8)
Amortization of net actuarial loss	54	149	2	9
Net periodic benefit cost (credit)	$16	$144	$33	$52
Settlement charge	2	—	—	—
Total cost (credit) recognized in statements of income	$18	$144	$33	$52
During the nine months ended September 26, 2014, the Company contributed $168 million to our pension plans, and we anticipate making additional contributions of approximately $48 million to our pension plans during the remainder of 2014. The Company contributed $574 million to our pension plans during the nine months ended September 27, 2013.
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
The Company recorded income tax expense of $538 million (20.2 percent effective tax rate) and $925 million (27.4 percent effective tax rate) during the three months ended September 26, 2014 and September 27, 2013, respectively. The Company recorded income tax expense of $1,896 million (23.0 percent effective tax rate) and $2,331 million (25.2 percent effective tax rate) during the nine months ended September 26, 2014 and September 27, 2013, respectively.

The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	September 26, 2014		September 27, 2013		September 26, 2014		September 27, 2013
Asset impairments	$—		$—	[8]	$—		$—	[8]
Productivity and reinvestment program	(30)	[1]	(37)	[9]	(96)	[1]	(115)	[9]
Other productivity, integration and restructuring initiatives	—	[2]	1	[10]	—	[2]	2	[10]
Transaction gains and losses	(96)	[3]	255	[11]	(147)	[4]	303	[12]
Certain tax matters	(29)	[5]	(20)	[13]	2	[5]	(20)	[13]
Other — net	(2)	[6]	4	[14]	6	[7]	—	[15]

[1]
Related to charges of $84 million and $259 million during the three and nine months ended September 26, 2014, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[2]
Related to charges of $34 million and $142 million during the three and nine months ended September 26, 2014, respectively. These charges were due to the integration of our German bottling and distribution operations. Refer to Note 10 and Note 11.

[3]	Related to charges of $277 million including $270 million due to refranchising certain North America territories. Refer to Note 2.

[4]	Related to charges of $417 million including $410 million due to refranchising certain North America territories. Refer to Note 2.

[5]
Primarily related to prior year audit settlements and amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, of which the components of the net change are individually insignificant.

[6]
Related to charges of $14 million that consisted of $5 million due to the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and $8 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

[7]
Related to charges of $319 million that primarily consisted of $268 million due to the expansion of the Venezuelan government's currency conversion markets, including a write-down of receivables from our bottling partner in Venezuela, $30 million due to the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and $20 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10.

[8]	Related to charges of $190 million due to the impairment of certain of the Company's intangible assets. Refer to Note 10 and Note 14.

[9]
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

[11]
Related to a net gain of $585 million consisting of the following items: a gain of $615 million due to the deconsolidation of our Brazilian bottling operations upon their combination with an independent bottler; a gain of $30 million due to the merger of four of the Company's Japanese bottling partners; and charges of $60 million due to the deferral of revenue and corresponding gross profit associated with the intercompany portion of our concentrate sales to CCEJ and the newly combined Brazilian operations until the finished beverage products made from those concentrates are sold to a third party. Refer to Note 2, Note 10 and Note 14.

[12]
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

[13]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[14]
Related to a net charge of $3 million that consisted of a charge of $11 million associated with certain of the Company's fixed assets, partially offset by a net gain of $8 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

[15]
Related to charges of $205 million that primarily consisted of the following items: a charge of $23 million due to the early extinguishment of certain long-term debt; a charge of $149 million due to the devaluation of the Venezuelan bolivar; a net charge of $25 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity investees; and a charge of $11 million associated with certain of the Company's fixed assets. Refer to Note 10.

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

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 26, 2014 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities[2]	$217	$174	$4		$—	$395
Available-for-sale securities[2]	4,196	3,373	127	[3]	—	7,696
Derivatives[4]	22	1,141	—		(207)	956	[5]
Total assets	$4,435	$4,688	$131		$(207)	$9,047
Liabilities
Derivatives[4]	$2	$265	$—		$(207)	$60	[5]
Total liabilities	$2	$265	$—		$(207)	$60
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
5 The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $443 million in the line item prepaid expenses and other assets; $513 million in the line item other assets; $3 million in the line item accounts payable and accrued expenses; and $57 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.
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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and nine months ended September 26, 2014 and September 27, 2013.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended September 26, 2014 and September 27, 2013.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The gains or losses on assets measured at fair value on a nonrecurring basis for the three and nine months ended September 26, 2014 and September 27, 2013 are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended				Nine Months Ended
	September 26, 2014		September 27, 2013		September 26, 2014		September 27, 2013
Assets held for sale	$(236)	[1]	$—		$(236)	[1]	$—
Intangible assets	—		(190)	[2]	—		(190)	[2]
Valuation of shares in equity method investee	—		—		—		139	[4]
Exchange of investment in equity securities	—		30	[3]	—		(114)	[5]
Total	$(236)		$(160)		$(236)		$(165)

[1]
As of September 26, 2014, the Company had entered into agreements to refranchise additional territories in North America. These operations met the criteria to be classified as held for sale in our condensed consolidated balance sheet as of September 26, 2014, and we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company recognized a noncash loss of $236 million during the three and nine months ended September 26, 2014 as a result of writing down the assets to their fair value less costs to sell. The loss was calculated based on Level 3 inputs. Refer to Note 2.

[2]
The Company recognized a loss of $190 million due to impairment charges on certain intangible assets. The charges were primarily determined by comparing the fair value of the assets to the current carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 10.

[3]
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

[4]
The Company recognized a gain of $139 million during the nine months ended September 27, 2013. This gain resulted from Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment in Coca-Cola FEMSA. This gain was determined using Level 1 inputs. Refer to Note 10.

[5]
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
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. As of September 26, 2014, the carrying amount and fair value of our long-term debt, including the current portion, were $22,635 million and $23,190 million, respectively. As of December 31, 2013, the carrying amount and fair value of our long-term debt, including the current portion, were $20,178 million and $20,352 million, respectively.

NOTE 15: OPERATING SEGMENTS
Effective January 1, 2014, the Company changed the name of the Pacific segment to Asia Pacific. This change did not impact the results of the segments, but the name of the segment has been updated in all information presented herein.
Information about our Company's operations as of and for the three months ended September 26, 2014 and September 27, 2013, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2014
Net operating revenues:
Third party	$709	$1,242	$1,161	$5,596	$1,421	$1,804	$43	$—	$11,976
Intersegment	—	187	16	3	154	19	—	(379)	—
Total net revenues	709	1,429	1,177	5,599	1,575	1,823	43	(379)	11,976
Operating income (loss)	265	752	653	760	638	14	(371)	—	2,711
Income (loss) before income taxes	272	763	654	486	648	205	(368)	—	2,660
Identifiable operating assets	1,421	3,610	2,777	33,750	1,934	6,887	31,616	—	81,995
Noncurrent investments	1,162	98	790	43	158	9,381	2,687	—	14,319
2013
Net operating revenues:
Third party	$669	$1,232	$1,208	$5,715	$1,368	$1,811	$27	$—	$12,030
Intersegment	—	188	22	4	128	21	—	(363)	—
Total net revenues	669	1,420	1,230	5,719	1,496	1,832	27	(363)	12,030
Operating income (loss)	231	742	720	803	575	22	(621)	—	2,472
Income (loss) before income taxes	228	755	719	805	585	214	74	—	3,380
Identifiable operating assets	1,340	3,567	2,672	34,278	1,848	6,836	27,356	—	77,897
Noncurrent investments	1,160	104	525	44	140	9,486	76	—	11,535
As of December 31, 2013
Identifiable operating assets	$1,273	$3,713	$2,918	$33,964	$1,922	$7,011	$27,742	$—	$78,543
Noncurrent investments	1,157	106	545	49	143	9,424	88	—	11,512
During the three months ended September 26, 2014, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Eurasia and Africa, $2 million for Europe, $59 million for North America, $2 million for Asia Pacific, $34 million for Bottling Investments and $20 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by $7 million for Bottling Investments as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 10.

•	Income (loss) before income taxes was reduced by $270 million for North America due to the refranchising of certain territories in North America. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was reduced by $8 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

During the three months ended September 27, 2013, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Europe, $53 million for North America, $2 million for Asia Pacific, $45 million for Bottling Investments and $41 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $190 million for Corporate due to impairment charges recorded on certain of the Company's intangible assets. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by $615 million for Corporate due to a gain recognized on the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner. Refer to Note 2 and Note 10.

•	Income (loss) before income taxes was increased by $30 million for Corporate due to a gain recognized on the merger of four of the Company's Japanese bottling partners. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by $8 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

Information about our Company's operations for the nine months ended September 26, 2014 and September 27, 2013, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2014
Net operating revenues:
Third party	$2,099	$3,761	$3,360	$16,096	$4,181	$5,503	$126	$—	$35,126
Intersegment	—	530	46	13	432	53	—	(1,074)	—
Total net revenues	2,099	4,291	3,406	16,109	4,613	5,556	126	(1,074)	35,126
Operating income (loss)	858	2,363	1,954	2,015	2,041	26	(1,000)	—	8,257
Income (loss) before income taxes	893	2,398	1,957	1,593	2,059	481	(1,132)	—	8,249
2013
Net operating revenues:
Third party	$2,103	$3,545	$3,504	$16,306	$4,185	$6,047	$124	$—	$35,814
Intersegment	—	520	169	13	431	61	—	(1,194)	—
Total net revenues	2,103	4,065	3,673	16,319	4,616	6,108	124	(1,194)	35,814
Operating income (loss)	845	2,261	2,209	1,875	2,024	186	(1,277)	—	8,123
Income (loss) before income taxes	868	2,318	2,213	1,879	2,042	677	(748)	—	9,249
During the nine months ended September 26, 2014, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Eurasia and Africa, $2 million for Europe, $192 million for North America, $10 million for Asia Pacific, $142 million for Bottling Investments and $54 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by $32 million for Bottling Investments as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 10.

•	Income (loss) before income taxes was reduced by $410 million for North America due to the refranchising of certain territories in North America. Refer to Note 2 and Note 10.

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

•
Income (loss) before income taxes was reduced by $20 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

During the nine months ended September 27, 2013, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Eurasia and Africa, $7 million for Europe, $190 million for North America, $16 million for Asia Pacific, $86 million for Bottling Investments and $97 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $190 million for Corporate due to impairment charges recorded on certain of the Company's intangible assets. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by $615 million for Corporate due to a gain recognized on the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was reduced by $9 million for Bottling Investments and $140 million for Corporate due to the devaluation of the Venezuelan bolivar, including our proportionate share of the charge incurred by an equity method investee that has operations in Venezuela. Refer to Note 1 and Note 10.

•	Income (loss) before income taxes was reduced by $114 million for Corporate due to a loss related to the merger of four of the Company's Japanese bottling partners. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by $139 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA issuing additional shares of its own stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was reduced by $25 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees.

•	Income (loss) before income taxes was reduced by $23 million for Corporate due to a charge the Company recognized as a result of the early extinguishment of certain long-term debt.
NOTE 16: SUBSEQUENT EVENT
On October 21, 2014, the Company announced that it is expanding its previously announced productivity initiatives. The expansion of the productivity initiatives will focus on four key areas: restructuring the Company's global supply chain, including manufacturing in North America; implementing zero-based budgeting across the organization; streamlining and simplifying the Company's operating model; and driving increased discipline and efficiency in direct marketing investments. The Company expects that the expanded productivity initiatives will generate an incremental $2 billion in annualized savings, making the expected total annualized savings from the expanded productivity program $3 billion by 2019. These savings will enable us to fund marketing initiatives and innovation required to deliver sustainable net revenue growth. The savings will also support margin expansion and increased returns on invested capital over time.
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
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

September 26, 2014	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$5,966	$2,328	$3,638
Coca-Cola HBC AG	1,871	1,457	414
Coca-Cola Amatil Limited	1,730	767	963
Coca-Cola İçecek A.Ş.	1,130	238	892
Coca-Cola East Japan Bottling Company, Ltd.	821	482	339
Embotelladora Andina S.A.	426	320	106
Corporación Lindley S.A	223	111	112
Coca-Cola Bottling Co. Consolidated	188	100	88
Total	$12,355	$5,803	$6,552
As of September 26, 2014, gross unrealized gains and losses on available-for-sale securities were $1,516 million and $24 million, respectively. Management assessed each investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, the Company did not record any significant impairment charges related to available-for-sale securities during the three and nine months ended September 26, 2014 and September 27, 2013. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
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
Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, this could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but it may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting principles generally accepted in the United States, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, our Company may recognize an impairment of an intangible asset or assets in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts. The Company did not record any significant impairment charges related to intangible assets during the three and nine months ended September 26, 2014.
During the three and nine months ended September 27, 2013, the Company recorded charges of $190 million related to certain intangible assets. These charges included $108 million related to the impairment of trademarks recorded in our Bottling Investments and Asia Pacific operating segments. These impairments were primarily due to a strategic decision to phase out certain local-market value brands which resulted in a change in the expected useful life of the intangible assets. The charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. Additionally, the remaining charge of $82 million related to goodwill recorded in our Bottling Investments operating segment. This charge was primarily the result of management's revised outlook on market conditions and volume performance. The total impairment charges of $190 million were recorded in our Corporate operating segment in the line item other operating charges in our condensed consolidated statements of income.
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
As of September 26, 2014, we did not have any reporting unit with a material amount of goodwill for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen or our current financial projections are not achieved, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. On June 7, 2007, our Company acquired Energy Brands Inc., also known as glacéau, for approximately $4.1 billion. The Company allocated $3.3 billion of the purchase price to various trademarks acquired in this business combination. While the combined fair value of the various trademarks acquired in this transaction significantly exceeds their combined carrying value as of September 26, 2014, the fair value of one trademark within the portfolio has declined and now approximates its carrying value. The operating results of this trademark for the nine months ended September 26, 2014 are lower than our business plan projections for the current year. If the future operating results of this trademark do not support the current financial projections or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an impairment charge related to this trademark. Management will continue to monitor the fair value of our intangible assets in future periods.
OPERATIONS REVIEW
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Our organizational structure as of September 26, 2014, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. Effective January 1, 2014, the Company changed the name of our Pacific operating segment to Asia Pacific. Accordingly, all references to the operating segment, including the prior period segment information, has been adjusted to reflect this change. For further information regarding our operating segments, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
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
In 2014, the Company began implementing a new beverage partnership model in North America. During the three and nine months ended September 26, 2014, we refranchised territories that were previously managed by CCR to certain of our unconsolidated bottling partners. The impact of this refranchising has been included as a structural change in our analysis of operating results for the three and nine months ended September 26, 2014. In addition, for non-Company-owned and licensed beverage products sold in the refranchised territories, we have eliminated the unit case volume and associated concentrate sales from the base year when calculating 2014 versus 2013 volume growth rates on a consolidated basis as well as for the North America segment. During the three months ended September 26, 2014, the Company made a decision to change our process of buying and selling recyclable materials in North America. The impact of these changes has been included as a structural change in our analysis of operating results. Refer to the headings "Beverage Volume and "Net Operating Revenues" below. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.
During the nine months ended September 26, 2014, the Company transitioned its Russian juice operations to an existing joint venture with an unconsolidated bottling partner. This transfer is included as a structural change in our analysis of operating results for our Bottling Investments segment for the nine months ended September 26, 2014. In addition, we have eliminated the unit case volume and associated concentrate sales from the base year when calculating 2014 versus 2013 volume growth rates on a consolidated basis as well as for our Eurasia and Africa and Bottling Investments segments related to certain brands owned by the Russian juice company that have been discontinued as a result of this transition. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
Additionally, in January 2014, the Venezuelan government enacted a new law ("Fair Price Law") that imposes limits on profit margins earned in the country, which limits the amount of revenue the Company is able to recognize in 2014 as compared to 2013. The impact of the Fair Price Law has been included as a structural change in our analysis of operating results for our Latin America segment for the three and nine months ended September 26, 2014. Refer to the heading "Net Operating Revenues" below.
In 2013, the Company sold a majority interest in our previously consolidated bottling operations in the Philippines ("Philippine bottling operations"), deconsolidated our bottling operations in Brazil ("Brazilian bottling operations") as a result of their combination with an independent bottling partner and acquired a majority interest in bottling operations in Myanmar. Accordingly, the impact to net operating revenues related to these items has been included as a structural change in our analysis of changes to net operating revenues for our Bottling Investments segment. Refer to the heading "Net Operating Revenues" below.
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
Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2014 versus 2013
	Three Months Ended September 26, 2014		Nine Months Ended September 26, 2014
	Unit Cases[1,2,3]	Concentrate Sales[4]	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	1%	1%	2%	1%
Eurasia & Africa	5%	4%	4%	2%
Europe	(5)	(5)	(3)	(3)
Latin America	2	1	1	(1)
North America	(1)	(1)	—	(1)
Asia Pacific	2	4	5	5
Bottling Investments	1	N/A	(3)	N/A
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

Three Months Ended September 26, 2014 versus Three Months Ended September 27, 2013
In Eurasia and Africa, unit case volume increased 5 percent, which consisted of 5 percent growth in sparkling beverages and 6 percent growth in still beverages. The group's sparkling beverage growth reflected 4 percent growth in Trademark Coca-Cola, 5 percent growth in Trademark Sprite and 6 percent growth in Trademark Fanta. Growth in still beverages was led by our performance in waters and teas. Eurasia and Africa benefited from unit case volume growth of 9 percent in the Middle East and North Africa business unit, 6 percent in the Southern Africa business unit, and 8 percent in the Central, East and West Africa business unit. The growth in these business units was partially offset by a decline in unit cases of 3 percent in the Russia, Ukraine and Belarus business unit as a result of continued political and economic instability in the region.
Unit case volume in Europe decreased 5 percent. The group's unit case volume in sparkling beverages declined 5 percent and still beverage unit case volume declined 3 percent. The underlying macroeconomic environment in Europe continued to be volatile during the period reflecting ongoing weakness in consumer confidence and spending in several key markets. Unit case volume was also adversely impacted by poor weather and competitive pressures. The Germany and Iberia business units had low single-digit volume declines and the Northwest Europe and Nordics business unit had a unit case decline of 4 percent. Additionally, the Central and Southern Europe business unit reported a unit case volume decline of 8 percent.
In Latin America, unit case volume growth was 2 percent, reflecting growth in still beverages of 9 percent and even unit case volume in sparkling beverages. The group reported volume growth of 7 percent in the Latin Center business unit as a result of 9 percent growth in brand Coca-Cola and 11 percent growth in Trademark Sprite. Mexico unit case volume increased 2 percent reflecting still beverage growth of 9 percent, primarily waters, partially offset by a 1 percent decline in sparkling beverage unit case volume. The decline in sparkling beverage unit case volume in Mexico was driven by the impact of a new excise tax that went into effect on January 1, 2014. The growth in the Latin Center and Mexico business units was partially offset by a decline in the Brazil business unit of 1 percent.
Unit case volume in North America declined 1 percent, reflecting declines in both sparkling beverages and still beverages of 1 percent. North America's volume in sparkling beverages included 5 percent growth in Trademark Fanta, offset by a 7 percent decline in Diet Coke. The decline in still beverage volume reflected declines in sports drinks as well as juices and juice drinks, partially offset by strong performance in waters and teas.
In Asia Pacific, unit case volume increased 2 percent. Sparkling beverages grew 3 percent, including 3 percent growth in brand Coca-Cola and 2 percent growth in both Trademark Sprite and Trademark Fanta. Still beverage volume was even, reflecting strong growth in waters offset by declines in sports drinks and juices and juice drinks. India reported double-digit unit case volume growth, including strong growth in Trademark Sprite and growth in juices and juice drinks and waters. The growth in India was partially offset by unit case volume declines in Japan and China of 4 percent and 1 percent, respectively.
Unit case volume for Bottling Investments increased 1 percent. This increase primarily reflects the growth in India, partially offset by volume declines in China and Germany where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 33 percent, 63 percent and 100 percent of the unit case volume in China, India and Germany, respectively.
Nine Months Ended September 26, 2014 versus Nine Months Ended September 27, 2013
Unit case volume in Eurasia and Africa increased 4 percent, which consisted of 3 percent growth in sparkling beverages and 9 percent growth in still beverages. The group's sparkling beverage growth included 2 percent growth in Trademark Coca-Cola and the growth in still beverages was led by juices and juice drinks and waters. This growth reflects a continued focus on improved marketplace execution and providing greater consumer choice in package and price options. Eurasia and Africa benefited from unit case volume growth of 8 percent and 6 percent in the Middle East and North Africa and Central, East and West Africa business units, respectively. This benefit was partially offset by a decline in unit case volume of 2 percent in the Russia, Ukraine and Belarus business unit.
In Europe, unit case volume declined 3 percent as a result of declines in sparkling beverages of 3 percent and still beverages of 1 percent. These declines reflect the ongoing weakness in consumer confidence and spending in the region. The group reported a decline in unit case volume of 6 percent in the Central and Southern Europe business unit and volume declines of 2 percent in both the Iberia and Northwest Europe and Nordics business units. Unit case volume was even in Germany.
Unit case volume in Latin America increased 1 percent as a result of growth in still beverages of 7 percent partially offset by a decline in sparkling beverages of 1 percent. The growth in still beverages was led by growth in waters and dairy. Colombia and Brazil reported unit case growth of 10 percent and 1 percent, respectively, which was partially offset by volume declines of 1 percent in both Mexico and Argentina. The decline in Mexico is primarily due to the impact of a new excise tax that went into effect on January 1, 2014.

In North America, unit case volume was even, reflecting 1 percent growth in still beverages offset by a decline of 1 percent in sparkling beverages. The still beverage growth in the group was led by 8 percent growth in waters, 4 percent growth in teas, and 10 percent growth in energy drinks.
Unit case volume in Asia Pacific increased 5 percent, which reflected 5 percent growth in sparkling beverages and 6 percent growth in still beverage volume. The sparkling beverage growth was led by a 6 percent increase in Trademark Sprite, a 4 percent increase in Trademark Fanta and a 4 percent increase in brand Coca-Cola. Still beverage growth was led by waters and growth in teas and dairy of 6 percent and 14 percent, respectively. China's unit case volume grew 6 percent during the period, led by 5 percent growth in Trademark Coca-Cola, 8 percent growth in Trademark Fanta, and 2 percent growth in Trademark Sprite. India reported double-digit volume growth, and Japan reported even unit case volume reflecting 1 percent growth in sparkling beverages offset by a 1 percent decline in still beverages.
Unit case volume for Bottling Investments decreased 3 percent. This decrease primarily reflects the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") in January 2013, as well as the deconsolidation of our bottling operations in Brazil in July 2013. The unfavorable impact of these transactions on the group's unit case volume results was partially offset by growth in other key markets, including China and India where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 34 percent and 64 percent of the unit case volume in China and India, respectively.
Concentrate Sales Volume
During the three months ended September 26, 2014, worldwide unit case volume grew 1 percent and concentrate sales volume grew 1 percent compared to the three months ended September 27, 2013. During the nine months ended September 26, 2014, worldwide unit case volume grew 2 percent and concentrate sales volume grew 1 percent compared to the nine months ended September 27, 2013. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the nine months ended September 26, 2014, was primarily due to having one less selling day during the first quarter of 2014 when compared to the first quarter of 2013.
In addition, the differences for the three and nine months ended September 26, 2014 reflect the timing of concentrate shipments in various markets, including Russia, the Middle East and China, and the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases or powders. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of selling days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of selling days in a reporting period.
Net Operating Revenues
Three Months Ended September 26, 2014 versus Three Months Ended September 27, 2013
The Company's net operating revenues decreased $54 million.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2014 versus 2013
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	1%	(1)%	1%	(1)%	—
Eurasia & Africa	4%	—%	7%	(5)%	6%
Europe	(5)	—	3	3	1
Latin America	1	(5)	5	(5)	(4)
North America	(1)	(2)	1	—	(2)
Asia Pacific	4	5	(1)	(3)	5
Bottling Investments	1	(2)	—	1	—
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 1 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa — favorable price mix in the majority of the segment's business units;

•	Europe — favorable price mix in the Central and Southern Europe and Northwest Europe and Nordics business units, partially offset by unfavorable price mix in the Iberia business unit; and

•	Latin America — favorable price mix in the majority of the segment's business units and the impact of inflationary environments in several markets.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 1 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, Mexican peso and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, U.K. pound sterling, Brazilian real and Australian dollar, which had a favorable impact on our Europe, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below. The effect that foreign currency exchange rate fluctuations had on net operating revenues reflects a decrease in Venezuelan bolivar-denominated revenues resulting from the impact of the Fair Price Law.
Nine Months Ended September 26, 2014 versus Nine Months Ended September 27, 2013
The Company's net operating revenues decreased $688 million, or 2 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2014 versus 2013
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	1%	(2)%	1%	(2)%	(2)%
Eurasia & Africa	2%	—%	7%	(9)%	—
Europe	(3)	—	5	4	6
Latin America	(1)	(3)	8	(11)	(7)
North America	(1)	(1)	1	—	(1)
Asia Pacific	5	2	(2)	(5)	—
Bottling Investments	5	(12)	(1)	(1)	(9)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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

Price, product and geographic mix favorably impacted our consolidated net operating revenues by 1 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa — favorable price mix in all of the segment's business units coupled with favorable geographic mix;

•
Europe — favorable impact as a result of consolidating the juice and smoothie business of Fresh Trading Ltd. ("innocent") in May 2013 and favorable price mix in the Central and Southern Europe and Northwest Europe and Nordics business units;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in several markets; and

•	Asia Pacific — unfavorable price mix in the ASEAN and South Pacific business units and unfavorable geographic mix.
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
Net operating revenue growth rates are impacted by sales volume; structural changes; price, product and geographic mix; and foreign currency fluctuations. The size and timing of structural changes are not consistent from period to period. However, we expect the structural changes discussed above to have an unfavorable 1 to 2 percent impact on our consolidated net operating revenues during the remainder of 2014. We estimate that the Venezuelan Fair Price Law will reduce our Latin America segment net operating revenues for the full year by approximately 5 percent.
Gross Profit
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three and nine months ended September 26, 2014, the Company recorded gains of $25 million and $60 million, respectively, in the line item cost of goods sold in our condensed consolidated statements of income related to the changes in the fair value of these derivative instruments. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin increased to 61.3 percent during the three months ended September 26, 2014, compared to 60.2 percent during the three months ended September 27, 2013. In addition, our gross profit margin increased to 61.5 percent during the nine months ended September 26, 2014, compared to 60.6 percent during the nine months ended September 27, 2013. These increases are partially due to the deconsolidation of our Philippine bottling operations in January 2013 and the deconsolidation of our Brazilian bottling operations in July 2013 as well as lower commodity costs, primarily in our North America finished goods business, and favorable geographic mix.
The favorable geographic mix was primarily due to growth in emerging markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward our sparkling beverage products, which generally yield a higher gross profit margin compared to our still beverages and finished products.
Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information regarding the impact of the deconsolidation of our Philippine and Brazilian bottling operations.

Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Stock-based compensation expense	$31	$63	$143	$155
Advertising expenses	1,051	1,005	2,684	2,674
Bottling and distribution expenses[1]	2,086	2,064	6,283	6,381
Other operating expenses	1,339	1,292	3,770	3,781
Total selling, general and administrative expenses	$4,507	$4,424	$12,880	$12,991
1 Includes operating expenses as well as general and administrative expenses related to our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the three and nine months ended September 26, 2014, selling, general and administrative expenses increased $83 million and decreased $111 million, respectively. The decrease in stock-based compensation expense during the three and nine months ended September 26, 2014 was primarily due to reversals in 2014 of previously recognized expenses related to the Company's long-term incentive programs. The increase in advertising expenses during the three and nine months ended September 26, 2014 reflects the Company's increased investments to strengthen our brands. These increases were partially offset by a foreign currency exchange impact of 1 percent and 3 percent during the three and nine months ended September 26, 2014, respectively. The decrease in bottling and distribution expenses during the nine months ended September 26, 2014 reflects the impact of the deconsolidation of our Philippine bottling operations in January 2013, the deconsolidation of our Brazilian bottling operations in July 2013 and the impact of having one less selling day compared to the prior year comparable period. During both the three and nine months ended September 26, 2014, fluctuations in foreign currency exchange rates decreased total selling, general and administrative expenses by 1 percent.
During the nine months ended September 26, 2014, the Company contributed $168 million to our pension plans, and we anticipate making additional contributions of approximately $48 million to our pension plans during the remainder of 2014. Our full year pension expense is currently expected to decrease by approximately $160 million compared to 2013. The anticipated decrease is primarily due to the favorable impact of an increase in the weighted-average discount rate used to calculate the Company's benefit obligation, pension contributions and favorable returns on plan assets in 2013. Refer to the heading "Liquidity, Capital Resources and Financial Position" below and Note 12 of Notes to Condensed Consolidated Financial Statements for information related to our pension contributions.
As of September 26, 2014, we had $497 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 2.29 years. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Eurasia & Africa	$1	$—	$1	$2
Europe	2	1	2	7
Latin America	—	—	—	—
North America	59	51	192	185
Asia Pacific	3	13	11	26
Bottling Investments	36	45	169	86
Corporate	27	231	82	288
Total other operating charges	$128	$341	$457	$594

During the three months ended September 26, 2014, the Company incurred other operating charges of $128 million, which included charges of $84 million due to the Company's productivity and reinvestment program and $34 million due to the integration of our German bottling and distribution operations. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and see below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
During the three months ended September 27, 2013, the Company incurred other operating charges of $341 million, which primarily consisted of charges of $190 million due to the impairment of certain intangible assets, $97 million due to the Company's productivity and reinvestment program and $45 million due to the integration of our German bottling and distribution operations. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
During the nine months ended September 26, 2014, the Company incurred other operating charges of $457 million, which consisted of charges of $259 million due to the Company's productivity and reinvestment program and $142 million due to the Company's integration of our German bottling and distribution operations. In addition, the Company incurred a charge of $27 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and a charge of $21 million due to the Company recording a write-down on receivables from our bottling partner in Venezuela due to limited government-approved exchange rate conversion mechanisms. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and see below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's restructuring of the Russian juice operations and the write-down of the Venezuela receivables. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
During the nine months ended September 27, 2013, the Company incurred other operating charges of $594 million, which primarily consisted of charges of $312 million due to the Company's productivity and reinvestment program, $190 million due to the impairment of certain intangible assets and $86 million primarily due to the Company's integration of our German bottling and distribution operations. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
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
We have incurred total pretax expenses of $1,023 million since the initiative commenced in 2012. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.

In October 2014, the Company announced that it is expanding its previously announced productivity initiatives. The expansion of the productivity initiatives will focus on four key areas: restructuring the Company's global supply chain, including manufacturing in North America; implementing zero-based budgeting across the organization; streamlining and simplifying the Company's operating model; and driving increased discipline and efficiency in direct marketing investments. The Company expects that the expanded productivity initiatives will generate an incremental $2 billion in annualized savings, making the expected total annualized savings from the expanded productivity program $3 billion by 2019. These savings will enable us to fund marketing initiatives and innovation required to deliver sustainable net revenue growth. The savings will also support margin expansion and increased returns on invested capital over time.
Integration of Our German Bottling and Distribution Operations
The Company has incurred costs related to the integration of 18 German bottling and distribution operations acquired in 2007. The Company began the integration in 2008 and has incurred total pretax expenses of $769 million since it commenced, which primarily related to involuntary terminations. We are currently reviewing additional restructuring opportunities within the German bottling and distribution operations, including integration costs related to information technology and other initiatives. If implemented, these initiatives will result in additional charges in future periods. However, as of September 26, 2014, the Company has not finalized any additional plans. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.
Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Eurasia & Africa	9.8%	9.3%	10.4%	10.4%
Europe	27.8	30.0	28.6	27.8
Latin America	24.1	29.1	23.7	27.2
North America	28.0	32.5	24.4	23.1
Asia Pacific	23.5	23.3	24.7	24.9
Bottling Investments	0.5	0.9	0.3	2.3
Corporate	(13.7)	(25.1)	(12.1)	(15.7)
Total	100.0%	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Consolidated	22.6%	20.5%	23.5%	22.7%
Eurasia & Africa	37.5%	34.5%	40.9%	40.2%
Europe	60.5	60.2	62.8	63.8
Latin America	56.2	59.6	58.2	63.0
North America	13.6	14.0	12.5	11.5
Asia Pacific	44.9	42.1	48.8	48.4
Bottling Investments	0.8	1.3	0.5	3.1
Corporate	*	*	*	*

*	Calculation is not meaningful.

Three Months Ended September 26, 2014 versus Three Months Ended September 27, 2013
During the three months ended September 26, 2014, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 3 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, Mexican peso and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, U.K. pound sterling, Brazilian real and Australian dollar, which had a favorable impact on our Europe, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Eurasia and Africa segment reported operating income of $265 million and $231 million for the three months ended September 26, 2014 and September 27, 2013, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange rates of 9 percent. The unfavorable impact of foreign currency was offset by favorable pricing across many of the segment's markets.
Operating income for Europe for the three months ended September 26, 2014 and September 27, 2013, was $752 million and $742 million, respectively. The Europe segment was favorably impacted by foreign currency exchange rate fluctuations of 2 percent.
Latin America reported operating income of $653 million and $720 million for the three months ended September 26, 2014 and September 27, 2013, respectively. Foreign currency exchange rate fluctuations and the Venezuelan Fair Price Law unfavorably impacted operating income by 6 percent and 8 percent, respectively. The impact of these items was partially offset by favorable price mix in the majority of the segment's business units.
Operating income for North America for the three months ended September 26, 2014 and September 27, 2013, was $760 million and $803 million, respectively. The decrease in the segment's operating income was impacted by increased marketing investments.
Asia Pacific's operating income for the three months ended September 26, 2014 and September 27, 2013, was $638 million and $575 million, respectively. Operating income for the segment reflects a 4 percent increase in concentrate sales as well as efficient expense management, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations of 6 percent.
Operating income for our Bottling Investments segment for the three months ended September 26, 2014 and September 27, 2013, was $14 million and $22 million, respectively. Fluctuations in foreign currency exchange rates unfavorably impacted the segment's 2014 operating income by 1 percent.
The Corporate segment's operating loss for the three months ended September 26, 2014 and September 27, 2013, was $371 million and $621 million, respectively. Operating loss in 2013 was unfavorably impacted by a $190 million charge due to the impairment of certain intangible assets. Operating loss for the segment in 2014 reflects a $21 million decrease in charges related to the Company's productivity and reinvestment program as well as reduced stock-based compensation expense as a result of the reversal of previously recognized expenses related to the Company's long-term incentive programs.
Nine Months Ended September 26, 2014 versus Nine Months Ended September 27, 2013
During the nine months ended September 26, 2014, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 6 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, Mexican peso, Brazilian real, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and U.K. pound sterling, which had a favorable impact on our Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Operating income for the nine months ended September 26, 2014, was unfavorably impacted by one less selling day during the first quarter of 2014 when compared to the first quarter of 2013. This impact was disproportionately more unfavorable for our finished goods businesses, particularly in our North America and Bottling Investments operating segments.
The Company's Eurasia and Africa segment reported operating income of $858 million and $845 million for the nine months ended September 26, 2014 and September 27, 2013, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange rates of 12 percent. The unfavorable impact of the foreign currency was offset by favorable pricing across many of the segment's markets.

Operating income for Europe for the nine months ended September 26, 2014 and September 27, 2013, was $2,363 million and $2,261 million, respectively. The Europe group was favorably impacted by foreign currency exchange rate fluctuations of 3 percent as well as favorable pricing in the Central and Southern Europe and Northwest Europe and Nordics business units.
Latin America reported operating income of $1,954 million and $2,209 million for the nine months ended September 26, 2014 and September 27, 2013, respectively. Foreign currency exchange rate fluctuations and the Venezuelan Fair Price Law unfavorably impacted operating income by 13 percent and 8 percent, respectively. The impact of these items was partially offset by favorable price mix in all of the segment's business units.
Operating income for North America for the nine months ended September 26, 2014 and September 27, 2013, was $2,015 million and $1,875 million, respectively. The segment was favorably impacted by positive price mix, lower commodity costs and product mix, partially offset by increased marketing investments.
Asia Pacific's operating income for the nine months ended September 26, 2014 and September 27, 2013, was $2,041 million and $2,024 million, respectively. Operating income was favorably impacted by a 5 percent increase in concentrate sales as well as efficient expense management, partially offset by foreign currency exchange rate fluctuations of 8 percent.
Operating income for our Bottling Investments segment for the nine months ended September 26, 2014 and September 27, 2013, was $26 million and $186 million, respectively. The primary reason for the decrease in operating income was the deconsolidation of the Company's Brazilian bottling operations in July of 2013 and increased restructuring expenses incurred by our German bottling operations. In addition, fluctuations in foreign currency unfavorably impacted the segment's 2014 operating income by 2 percent.
The Corporate segment's operating loss for the nine months ended September 26, 2014 and September 27, 2013, was $1,000 million and $1,277 million, respectively. Operating loss in 2013 was unfavorably impacted by a $190 million charge due to the impairment of certain intangible assets. Operating loss for the segment in 2014 reflects a $43 million decrease in charges related to the Company's productivity and reinvestment program as well as reduced stock-based compensation expense as a result of the reversal of previously recognized expenses related to the Company's long-term incentive programs.
Based on spot rates as of the beginning of October 2014 and our hedging coverage in place, the Company expects currencies, including the Venezuelan bolivar, to have a 7 percent unfavorable impact on our fourth quarter consolidated operating income and a 6 percent unfavorable impact on our full year consolidated operating income.
The Company estimates that the Venezuelan Fair Price Law will negatively impact our consolidated operating income for the full year by 2 percent.
Interest Income
During the three months ended September 26, 2014, interest income was $169 million, compared to $136 million during the three months ended September 27, 2013, an increase of $33 million. During the nine months ended September 26, 2014, interest income was $436 million, compared to $381 million during the nine months ended September 27, 2013, an increase of $55 million. These increases primarily reflect higher cash balances and higher average interest rates in certain of our international locations, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
Interest Expense
During the three months ended September 26, 2014, interest expense was $113 million, compared to $90 million during the three months ended September 27, 2013, an increase of $23 million. During the nine months ended September 26, 2014, interest expense was $344 million, compared to $314 million during the nine months ended September 27, 2013, an increase of $30 million. These increases primarily reflect the impact of additional long-term debt the Company issued during late 2013 and 2014 and interest rate swaps on our fixed-rate debt. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for information on the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended September 26, 2014 versus Three Months Ended September 27, 2013
Equity income (loss) — net represents the Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended September 26, 2014, equity income was $205 million, compared to equity income of $204 million during the three months ended September 27, 2013, an increase of $1 million.
The Company recorded net charges of $8 million and net gains of $8 million in the line item equity income (loss) — net during the three months ended September 26, 2014 and September 27, 2013, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees.

Nine Months Ended September 26, 2014 versus Nine Months Ended September 27, 2013
During the nine months ended September 26, 2014, equity income was $530 million, compared to equity income of $537 million during the nine months ended September 27, 2013, a decrease of $7 million.
The Company recorded net charges of $41 million and $34 million in the line item equity income (loss) — net during the nine months ended September 26, 2014 and September 27, 2013, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to the devaluation of the Venezuelan bolivar. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation.
Other Income (Loss) — Net
Three Months Ended September 26, 2014 versus Three Months Ended September 27, 2013
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
During the three months ended September 26, 2014, other income (loss) — net was a loss of $312 million. This loss included net foreign currency exchange losses of $84 million and a charge of $270 million due to refranchising activities in North America. These charges were partially offset by net gains of $24 million related to trading securities and available-for-sale securities and dividend income of $15 million. None of the other items included in other income (loss) — net during the three months ended September 26, 2014, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising.
During the three months ended September 27, 2013, other income (loss) — net was income of $658 million. This income included a gain of $615 million the Company recognized on the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner in July 2013 and a gain of $30 million related to the merger of four of the Company's Japanese bottling partners in which we held equity method investments prior to their merger. None of the other items included in other income (loss) — net during the three months ended September 27, 2013, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on our Brazilian bottling operations. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the merger of certain of our Japanese bottling partners.
Nine Months Ended September 26, 2014 versus Nine Months Ended September 27, 2013
During the nine months ended September 26, 2014, other income (loss) — net was a loss of $630 million. This loss included net foreign currency exchange losses of $349 million and a charge of $410 million due to refranchising activities in North America. The net foreign currency exchange losses were primarily related to a charge of $226 million due to the expansion of the Venezuelan government's currency conversion markets. These losses were partially offset by net gains of $53 million related to trading securities and available-for-sale securities and dividend income of $34 million. None of the other items included in other income (loss) — net during the nine months ended September 26, 2014, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on the charge due to the change in Venezuelan exchange rates.
During the nine months ended September 27, 2013, other income (loss) — net was income of $522 million. This income included a gain of $615 million the Company recognized on the deconsolidation of our Brazilian bottling operations and a gain of $139 million as a result of Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. These gains were partially offset by net foreign currency exchange losses of $177 million and a net loss of $114 million related to the merger of four of the Company's Japanese bottling partners. The net foreign currency exchange losses were primarily related to a charge of $140 million due to the devaluation of the Venezuelan bolivar. None of the other items included in other income (loss) — net during the nine months ended September 27, 2013, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on our Brazilian bottling operations. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Coca-Cola FEMSA share gain as well as the loss related to the merger of certain of our

Japanese bottling partners. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation.
We are in discussions with, and in some cases have signed non-binding letters of intent with, various parties regarding the refranchising of additional territories in North America. The Company has not finalized or approved definitive agreements related to these additional territories. If the Company completes any future transactions with a similar structure to the transactions entered into during the nine months ended September 26, 2014, due to our accounting policy election, we will be required to record additional noncash losses as a result of the derecognition of the related intangible assets. We expect the value of these intangible assets will be recovered through future quarterly payments to be received from the bottlers. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.
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
The Company recorded income tax expense of $538 million (20.2 percent effective tax rate) and $925 million (27.4 percent effective tax rate) during the three months ended September 26, 2014 and September 27, 2013, respectively. The Company recorded income tax expense of $1,896 million (23.0 percent effective tax rate) and $2,331 million (25.2 percent effective tax rate) during the nine months ended September 26, 2014 and September 27, 2013, respectively.
The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	September 26, 2014		September 27, 2013		September 26, 2014		September 27, 2013
Asset impairments	$—		$—	[8]	$—		$—	[8]
Productivity and reinvestment program	(30)	[1]	(37)	[9]	(96)	[1]	(115)	[9]
Other productivity, integration and restructuring initiatives	—	[2]	1	[10]	—	[2]	2	[10]
Transaction gains and losses	(96)	[3]	255	[11]	(147)	[4]	303	[12]
Certain tax matters	(29)	[5]	(20)	[13]	2	[5]	(20)	[13]
Other — net	(2)	[6]	4	[14]	6	[7]	—	[15]

[1]
Related to charges of $84 million and $259 million during the three and nine months ended September 26, 2014, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $34 million and $142 million during the three and nine months ended September 26, 2014, respectively. These charges were due to the integration of our German bottling and distribution operations. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]	Related to charges of $277 million including $270 million due to refranchising certain North America territories. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

[4]	Related to charges of $417 million including $410 million due to refranchising certain North America territories. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

[5]
Primarily related to prior year audit settlements and amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, of which the components of the net change were individually insignificant.

[6]
Related to charges of $14 million that consisted of $5 million due to the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and $8 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[7]
Related to charges of $319 million that primarily consisted of $268 million due to the expansion of the Venezuelan government's currency conversion markets, including a write-down of receivables from our bottling partner in Venezuela, $30 million due to the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and

$20 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[8]	Related to charges of $190 million due to the impairment of certain of the Company's intangible assets. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements.

[9]
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

[11]
Related to a net gain of $585 million consisting of the following items: a gain of $615 million due to the deconsolidation of our Brazilian bottling operations upon their combination with an independent bottler; a gain of $30 million due to the merger of four of the Company's Japanese bottling partners; and charges of $60 million due to the deferral of revenue and corresponding gross profit associated with the intercompany portion of our concentrate sales to CCEJ and the newly combined Brazilian operations until the finished beverage products made from those concentrates are sold to a third party. Refer to Note 2, Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements.

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

[13]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[14]
Related to a net charge of $3 million that consisted of a charge of $11 million associated with certain of the Company's fixed assets, partially offset by a net gain of $8 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[15]
Related to charges of $205 million that primarily consisted of the following items: a charge of $23 million due to the early extinguishment of certain long-term debt; a charge of $149 million due to the devaluation of the Venezuelan bolivar; a net charge of $25 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity investees; and a charge of $11 million associated with certain of the Company's fixed assets. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations throughout the remainder of 2014. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $6,321 million in lines of credit available for general corporate purposes as of September 26, 2014. These backup lines of credit expire at various times between 2014 and 2019.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the nine months ended September 26, 2014. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $20.9 billion as of September 26, 2014. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved market mechanism to convert local currency to U.S. dollars in

Argentina and Venezuela restricts the Company's ability to pay dividends from these locations. The Company's subsidiaries in Argentina and Venezuela held $183 million and $175 million, respectively, of cash, cash equivalents, short-term investments and marketable securities as of September 26, 2014. See further discussion of the Venezuela markets in the "Foreign Exchange" section below.
Net operating revenues in the United States were $14.7 billion for the nine months ended September 26, 2014, or 42 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of domestic debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 26, 2014 and September 27, 2013, was $7,979 million and $7,712 million, respectively, an increase of $267 million. This increase primarily reflects the incremental pension contributions that were made in the first quarter of 2013 compared to 2014 as well as efficient management of working capital. The increase was partially offset by an unfavorable impact from currency exchange rates during 2014 and the effect of the deconsolidation of our Philippine and Brazilian bottling operations in 2013.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 26, 2014 and September 27, 2013, was $6,558 million and $2,983 million, respectively, an increase of $3,575 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the nine months ended September 26, 2014, purchases of investments were $14,098 million and proceeds from disposals of investments were $9,558 million, resulting in a net cash outflow of $4,540 million. During the nine months ended September 27, 2013, purchases of investments were $11,451 million and proceeds from disposals of investments were $9,601 million, resulting in a net cash outflow of $1,850 million. The purchases during the nine months ended September 26, 2014, include our investment in Green Mountain Coffee Roasters, Inc. ("GMCR"), now known as Keurig Green Mountain, Inc., partially offset by the net purchases and proceeds of our short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on our investment in GMCR.
On August 14, 2014, the Company and Monster Beverage Corporation ("Monster") entered into definitive agreements for a long-term strategic relationship in the global energy drink category. Upon closing of the related transactions, which is expected to take place in late 2014 or early 2015, the Company will make a net cash payment of $2.15 billion to Monster. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on these agreements.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 26, 2014, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $343 million, which primarily included a joint investment with one of our bottling partners in a dairy company in Ecuador. During the nine months ended September 27, 2013, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $326 million, which primarily included our acquisition of the majority of the remaining outstanding shares of innocent and a majority interest in bottling operations in Myanmar. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on these transactions.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 26, 2014, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $73 million, which represented the proceeds from the sale of the Company's distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, to certain unconsolidated bottling partners as part of the North America refranchising. During the nine months ended September 27, 2013, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $869 million, which primarily included the sale of a majority ownership interest in our Philippine bottling operations to Coca-Cola FEMSA, and separately, the deconsolidation of our Brazilian bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on these transactions.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the nine months ended September 26, 2014, were $1,468 million. The Company currently expects our 2014 full year capital expenditures to be approximately $2.5 billion, primarily in our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the nine months ended September 27, 2013, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $1,561 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances and share repurchases. Net cash used in financing activities during the nine months ended September 26, 2014 and September 27, 2013, totaled $196 million and $1,383 million, respectively.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. On September 26, 2014, we had $6,321 million in lines of credit available for general corporate purposes. These backup lines of credit expire at various times between 2014 and 2019.
During the nine months ended September 26, 2014, the Company had issuances of debt of $33,292 million, which included $187 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $29,545 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $3,560 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances.
The Company made payments of debt of $28,494 million during the nine months ended September 26, 2014, which included $27,461 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,033 million, which included the retirement of certain long-term debt.
During the nine months ended September 26, 2014, the Company issued $3,537 million of long-term debt. The general terms of the notes issued are as follows:

•	$1,000 million total principal amount of notes due September 1, 2015, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 0.01 percent; and

•	$1,015 million total principal amount of euro notes due September 22, 2022 at a fixed interest rate of 1.125 percent; and

•	$1,522 million total principal amount of euro notes due September 22, 2026 at a fixed interest rate of 1.875 percent.
During the nine months ended September 26, 2014, the Company retired $1,000 million of long-term debt upon maturity.
As of September 26, 2014, the carrying value of the Company's long-term debt included $477 million of fair value adjustments related to the debt assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 20 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
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

The Company made payments of debt of $27,293 million during the nine months ended September 27, 2013, which included $26,016 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,277 million, which included the early extinguishment of certain long-term debt.
During the nine months ended September 27, 2013, the Company issued $2,500 million of long-term debt. The general terms of the notes issued are as follows:

•	$500 million total principal amount of notes due March 5, 2015, at a variable interest rate equal to the three-month LIBOR minus 0.02 percent;

•	$1,250 million total principal amount of notes due April 1, 2018, at a fixed interest rate of 1.15 percent; and

•	$750 million total principal amount of notes due April 1, 2023, at a fixed interest rate of 2.5 percent.
During the nine months ended September 27, 2013, the Company extinguished $1,254 million of long-term debt prior to maturity and recorded a charge of $23 million in the line item interest expense in our condensed consolidated statement of income. The general terms of the notes that were extinguished are as follows:

•	$225 million total principal amount of notes due August 15, 2013, at a fixed interest rate of 5.0 percent;

•	$675 million total principal amount of notes due March 3, 2014, at a fixed interest rate of 7.375 percent; and

•	$354 million total principal amount of notes due March 1, 2015, at a fixed interest rate of 4.25 percent.
Issuances of Stock
During the nine months ended September 26, 2014, the Company received cash proceeds from issuances of stock of $1,058 million, a decrease of $21 million when compared to cash proceeds of $1,079 million from stock issuances during the nine months ended September 27, 2013.
Share Repurchases
During the nine months ended September 26, 2014, the Company repurchased 71.4 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $40.42 per share, for a total cost of $2,887 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $2,963 million during the nine months ended September 26, 2014. The total cash outflow for treasury stock during the first nine months of 2014 includes treasury stock that was purchased and settled during the nine months ended September 26, 2014, as well as stock purchased in December 2013 that settled in early 2014; however, it does not include treasury stock that was purchased but did not settle during the nine months ended September 26, 2014. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the nine months ended September 26, 2014, resulted in a net cash outflow of $1,905 million. During 2014, the Company expects to purchase approximately $2.5 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.
During the nine months ended September 27, 2013, the Company repurchased 95.9 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $39.84 per share, for a total cost of $3,820 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the nine months ended September 27, 2013, was $3,892 million. The total cash outflow for treasury stock during the first nine months of 2013 includes treasury stock that was purchased and settled during the nine months ended September 27, 2013, as well as stock purchased in December 2012 that settled in early 2013; however, it does not include treasury stock that was purchased but did not settle during the nine months ended September 27, 2013. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the nine months ended September 27, 2013, resulted in a net cash outflow of $2,813 million.
Dividends
The Company paid dividends of $2,680 million and $2,494 million during the nine months ended September 26, 2014 and September 27, 2013, respectively. As a result of timing, the Company only paid two quarters of dividends during the nine months ended September 26, 2014 and September 27, 2013. The Company's dividend payments for the third quarter of 2014 and 2013 were made on October 1, 2014 and October 1, 2013, respectively.
Our Board of Directors approved the Company's regular quarterly dividend of $0.305 per share at its October 2014 meeting. This dividend is payable on December 15, 2014, to shareowners of record as of December 1, 2014.

Other Financing Activities
During the nine months ended September 26, 2014 and September 27, 2013, net cash provided by (used in) other financing activities was ($409) million and $70 million, respectively. During the nine months ended September 26, 2014, the Company paid $503 million to purchase the remaining outstanding shares of our German bottling and distribution operations. See Note 2 of Notes to Condensed Consolidated Financial Statements.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our consolidated operating income for the three and nine months ended September 26, 2014, by 3 percent and 6 percent, respectively. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have an unfavorable impact on our consolidated results through the end of the year. Based on spot rates as of the beginning of October 2014 and our hedging coverage in place, the Company expects currencies, including the Venezuelan bolivar, to have a 7 percent unfavorable impact on our fourth quarter consolidated operating income and a 6 percent unfavorable impact on our full year consolidated operating income.
In February 2013, the Venezuelan government devalued its currency to an official rate of exchange ("official rate") of 6.3 bolivars per U.S. dollar provided by the Commission for the Administration of Foreign Exchange ("CADIVI"). At that time, the Company remeasured the net monetary assets of our Venezuelan subsidiary at the official rate. As a result of the devaluation, we recognized a loss of $140 million in the line item other income (loss) — net in our condensed consolidated statement of income during the nine months ended September 27, 2013.
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
If the bolivar devalues further, or if we are able to access currency at different rates that are reasonable to the Company, it would result in our Company recognizing additional foreign currency exchange gains or losses in our condensed consolidated financial statements. As of September 26, 2014, our Venezuelan subsidiary held net monetary assets of $206 million, including $175 million of cash, cash equivalents, short-term investments and marketable securities. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars and the carrying value of the receivables related to these sales was $275 million as of September 26, 2014. If a government-approved exchange rate mechanism is not available for our bottling partner in Venezuela to convert bolivars and pay for these receivables and for future concentrate sales, the receivables balance will continue to increase. We will continue to monitor the collectability and convertibility of these receivables. We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela, which had a carrying value of $107 million as of September 26, 2014. If the bolivar further devalues, it could result in the impairment of these intangible assets.

The Company will continue to manage its foreign currency exchange exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.
Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet as of September 26, 2014, compared to our consolidated balance sheet as of December 31, 2013 (in millions):

	September 26, 2014	December 31, 2013	Increase (Decrease)		Percent Change
Cash and cash equivalents	$11,084	$10,414	$670		6%
Short-term investments	9,185	6,707	2,478		37
Marketable securities	3,445	3,147	298		9
Trade accounts receivable — net	5,081	4,873	208		4
Inventories	3,277	3,277	—		—
Prepaid expenses and other assets	3,277	2,886	391		14
Assets held for sale	103	—	103		*
Equity method investments	10,582	10,393	189		2
Other investments	3,737	1,119	2,618		234
Other assets	4,850	4,661	189		4
Property, plant and equipment — net	14,738	14,967	(229)		(2)
Trademarks with indefinite lives	6,619	6,744	(125)		(2)
Bottlers' franchise rights with indefinite lives	7,025	7,415	(390)		(5)
Goodwill	12,188	12,312	(124)		(1)
Other intangible assets	1,123	1,140	(17)		(1)
Total assets	$96,314	$90,055	$6,259		7%
Accounts payable and accrued expenses	$10,517	$9,577	$940		10%
Loans and notes payable	19,175	16,901	2,274		13
Current maturities of long-term debt	2,524	1,024	1,500		146
Accrued income taxes	528	309	219		71
Liabilities held for sale	16	—	16		*
Long-term debt	20,111	19,154	957		5
Other liabilities	3,383	3,498	(115)		(3)
Deferred income taxes	6,391	6,152	239		4
Total liabilities	$62,645	$56,615	$6,030		11%
Net assets	$33,669	$33,440	$229	[1]	1%
1 Includes a decrease in net assets of $1,284 million resulting from foreign currency translation adjustments in various balance sheet line items.

*	Calculation is not meaningful.
The increases (decreases) in the table above include the impact of the following transactions and events:

•
Cash and cash equivalents and short-term investments increased $3,148 million, or 18 percent. This increase reflects the Company's higher foreign cash balance as well as cash held in anticipation of the Company's third quarter 2014 dividend payment which was made on October 1, 2014.

•
Other investments increased $2,618 million, or 234 percent, primarily due to the Company's investment in GMCR, which is accounted for as an available-for-sale security. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on this investment.

•
Accounts payable and accrued expenses increased $940 million, or 10 percent, primarily due to the Company's third quarter 2014 dividend payment, which was payable to shareowners of record as of September 15, 2014. This payment was made on October 1, 2014.

•
Loans and notes payable increased $2,274 million, or 13 percent, and current maturities of long-term debt increased $1,500 million, or 146 percent, primarily due to the net issuances of commercial paper during the nine months ended September 26, 2014, and the reclassification of long-term debt that is scheduled to mature within a year out of the line item long-term debt.

•
Long-term debt increased $957 million, or 5 percent, primarily due to the issuances of debt during the first and third quarters of 2014, partially offset by the reclassification of certain portions of the Company's long-term debt during the nine months ended September 26, 2014. Long-term debt that is scheduled to mature within a year is reclassified out of the line item long-term debt into the line item current maturities of long-term debt. Refer to the heading "Cash Flows from Financing Activities" above and Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 26, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 26, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended June 27, 2014.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 26, 2014, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
June 28, 2014, through July 25, 2014	2,764,350	$42.09	2,750,000	371,839,867
July 26, 2014, through August 22, 2014	5,577,375	$40.91	5,565,900	366,273,967
August 23, 2014, through September 26, 2014	15,922,314	$41.81	15,922,314	350,351,653
Total	24,264,039	$41.64	24,238,214
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below; and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 14,350 shares, 11,475 shares and zero shares for the fiscal months of July, August and September 2014, respectively.
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

4.10	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.11	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.12	Form of Note for 0.750% Notes due March 13, 2015 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.13	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.14	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.15	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.16	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.17	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.18	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.19	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.20	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.

4.21	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.22	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 7, 2014.
4.23	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.24	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 26, 2014, and September 27, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 26, 2014, and September 27, 2013, (iii) Condensed Consolidated Balance Sheets as of September 26, 2014, and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2014, and September 27, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ LARRY M. MARK
Date:	October 29, 2014	Larry M. Mark Vice President and Controller (As Principal Accounting Officer)

/s/ MARK RANDAZZA
Date:	October 29, 2014	Mark Randazza Vice President and Assistant Controller (On behalf of the Registrant)

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

4.10	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.11	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.12	Form of Note for 0.750% Notes due March 13, 2015 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.13	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.14	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.15	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.16	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.17	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.18	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.19	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.

4.20	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.21	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.22	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 7, 2014.
4.23	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.24	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 26, 2014, and September 27, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 26, 2014, and September 27, 2013, (iii) Condensed Consolidated Balance Sheets as of September 26, 2014, and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2014, and September 27, 2013, and (v) Notes to Condensed Consolidated Financial Statements.