Form 10-K
period 2014-12-31
COCA COLA CO
filed 2015-02-25
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of June 27, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, was $183,965,638,496 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant's Common Stock as of February 23, 2015, was 4,366,243,616.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 29, 2015, are incorporated by reference in Part III.

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
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations as well as independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for 1.9 billion of the approximately 57 billion servings of all beverages consumed worldwide every day.
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

Acquisition of Coca-Cola Enterprises Inc.'s Former North America Business and Related Transactions
On October 2, 2010, we acquired the former North America business of Coca-Cola Enterprises Inc. ("CCE"), one of our major bottlers, consisting of CCE's production, sales and distribution operations in the United States, Canada, the British Virgin Islands, the United States Virgin Islands and the Cayman Islands, and a substantial majority of CCE's corporate segment. CCE shareowners other than the Company exchanged their CCE common stock for common stock in a new entity named Coca-Cola Enterprises, Inc. ("New CCE"), which, after the closing of the transaction, continued to hold the European operations that had been held by CCE prior to the acquisition. The Company does not have any ownership interest in New CCE. Upon completion of the CCE transaction, we combined the management of the acquired North America business with the management of our existing foodservice business; Minute Maid and Odwalla juice businesses; North America supply chain operations; and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments ("CCR"). In addition, we reshaped our remaining Coca-Cola North America operations into an organization that primarily provided franchise leadership and consumer marketing and innovation for the North American market. Effective January 1, 2014, our North America business was restructured to consist of two operating units, Coca-Cola North America and CCR. Coca-Cola North America provides franchise leadership and consumer marketing and innovation and will also manage our foodservice operations. CCR manages our North America bottling operations and the product supply chain functions for the North American market. Our two North America operating units have distinct capabilities, responsibilities and strengths, but operate as a unified, aligned and agile organization.
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
Operating Segments
The Company's operating structure is the basis for our internal financial reporting. As of December 31, 2014, our operating structure included the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups":

•	Eurasia and Africa

•	Europe

•	Latin America

•	North America

•	Asia Pacific

•	Bottling Investments

•	Corporate
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

Products and Brands
As used in this report:

•	"concentrates" means flavoring ingredients and, depending on the product, sweeteners used to prepare syrups or finished beverages and includes powders for purified water products such as Dasani;

•	"syrups" means beverage ingredients produced by combining concentrates and, depending on the product, sweeteners and added water;

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
For information about net operating revenues and unit case volume related to our concentrate operations and finished product operations, refer to the heading "Our Business — General" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report, which is incorporated herein by reference.
We own numerous valuable nonalcoholic beverage brands, including the following:

Coca-Cola	Minute Maid	Aquarius	Bonaqua/Bonaqa
Diet Coke/Coca-Cola Light	Georgia[1]	Minute Maid Pulpy	Ayataka[5]
Coca-Cola Zero	Powerade	Dasani	Gold Peak[6]
Fanta	Del Valle[2]	Simply[4]	I LOHAS[7]
Sprite	Schweppes[3]	Glacéau Vitaminwater	FUZE TEA[8]

[1]	Georgia is primarily a coffee brand sold mainly in Japan.

[2]	We manufacture, market and sell juices and juice drinks under the Del Valle trademark primarily in Mexico and Brazil through joint ventures with our bottling partners.

[3]	Schweppes is owned by the Company in certain countries other than the United States.

[4]	Simply is a juice and juice drink brand sold in North America.

[5]	Ayataka is a green tea brand sold in Japan.

[6]	Gold Peak is primarily a tea brand sold in North America.

[7]	I LOHAS is a water brand sold in Japan.

[8]	FUZE TEA is a brand sold outside of North America.
In February 2014, we entered into a 10-year global strategic agreement with Green Mountain Coffee Roasters, Inc., now known as Keurig Green Mountain, Inc. (“Keurig”), to collaborate on the development and introduction of our global brand portfolio for use in Keurig’s forthcoming Keurig KoldTM at-home beverage system. Under the agreement, we and Keurig will cooperate to bring the Keurig KoldTM beverage system to consumers around the world, and Keurig will be our exclusive partner for the production and sale of our branded single-serve, pod-based cold beverages. Together, we and Keurig will also explore other future opportunities to collaborate on the Keurig® platform. For more information regarding our global strategic agreement with Keurig and related transactions, refer to Note 2 of Notes to Consolidated Financial Statements set forth in Part II "Item 8. Financial Statements and Supplementary Data" of this report.
In addition to the beverage brands we own, we also provide marketing support and otherwise participate in the sales of other nonalcoholic beverage brands through licenses, joint ventures and strategic partnerships, including, but not limited to, the following:

•
We produce and/or distribute certain other third-party brands, including DPSG brands which we produce and distribute in designated territories in the United States and Canada pursuant to license agreements with DPSG.

•
We have a joint venture with Nestlé S.A. ("Nestlé") named Beverage Partners Worldwide ("BPW") which markets and distributes Nestea products in Europe, Canada and Australia under agreements with our bottlers. The Nestea trademark is owned by Société des Produits Nestlé S.A.

•
We have a strategic partnership with Aujan Industries Company J.S.C. (“Aujan”), one of the largest independent beverage companies in the Middle East. We own 50 percent of the entity that holds the rights in certain territories to brands produced and distributed by Aujan, including Rani, a juice brand, and Barbican, a flavored malt beverage brand.

•
We distribute certain brands of Monster Beverage Corporation (“Monster”), primarily Monster Energy, in designated territories in the United States and Canada, and certain of our bottlers distribute such Monster brands in designated U.S. and international territories pursuant to distribution coordination agreements with Monster and related distribution agreements between Monster and Company-owned or -controlled bottling operations and bottling and distribution partners. In August 2014, we entered into definitive agreements with Monster for a long-term strategic relationship in the global energy drink category pursuant to which, subject to the terms and conditions of the agreements, among other things, we will transfer our global energy drink business to Monster, and Monster will transfer its non-energy drink business to us; and we will amend our current distribution coordination agreements with Monster to expand distribution of Monster products into additional territories pursuant to long-term agreements with the Company's existing network of Company-owned or -controlled bottling operations and bottling and distribution partners. For more information regarding our agreements with Monster and related transactions, refer to Note 2 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report.

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
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners (the "Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates and syrups (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates or syrups may give rise to differences between unit case volume and concentrate sales volume growth rates.
Distribution System and Bottler's Agreements
We make our branded beverage products available to consumers in more than 200 countries through our network of Company-owned or -controlled bottling and distribution operations as well as independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Consumers enjoy finished beverage products bearing trademarks owned by or licensed to us at a rate of 1.9 billion servings each day. We continue to expand our marketing presence in an effort to increase our unit case volume in developed, developing and emerging markets. Our strong and stable system helps us to capture growth by manufacturing, distributing and marketing existing, enhanced and new innovative products to our consumers throughout the world.
The Coca-Cola system sold 28.6 billion, 28.2 billion and 27.7 billion unit cases of our products in 2014, 2013 and 2012, respectively. The number of unit cases sold in 2014 does not include certain licensed beverage brands sold in the North American refranchised territories and certain brands owned by our Russian juice company (for information about these structural changes, refer to the heading "Operations Review — Structural Changes, Acquired Brands and Newly Licensed Brands" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report). The Company eliminated the unit case volume related to these structural changes from the base year, where applicable, when calculating 2014 versus 2013 volume growth rates. Sparkling beverages represented 73 percent, 74 percent and 75 percent of our worldwide unit case volume for 2014, 2013 and 2012, respectively. Trademark Coca-Cola Beverages accounted for 46 percent, 47 percent and 48 percent of our worldwide unit case volume for 2014, 2013 and 2012, respectively.

In 2014, unit case volume in the United States ("U.S. unit case volume") represented 19 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume for 2014, 68 percent was attributable to sparkling beverages and 32 percent to still beverages. Trademark Coca-Cola Beverages accounted for 45 percent of U.S. unit case volume for 2014.
Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for 2014. The countries outside the United States in which our unit case volumes were the largest in 2014 were Mexico, China, Brazil and Japan, which together accounted for 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume for 2014, 74 percent was attributable to sparkling beverages and 26 percent to still beverages. Trademark Coca-Cola Beverages accounted for 47 percent of non-U.S. unit case volume for 2014.
Our five largest independent bottling partners based on unit case volume in 2014 were:

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
In 2014, these five bottling partners combined represented 33 percent of our total unit case volume.
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
Bottler's Agreements Within the United States
During the year ended December 31, 2014, our Company-owned operations manufactured, sold and distributed 86 percent of our U.S. unit case volume. The discussion below relates to Bottler's Agreements and other contracts for territories in the United States that are not covered by our Company-owned operations.
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
Certain of the Bottler's Agreements for cola-flavored sparkling beverages in effect in the United States give us complete flexibility to determine the price and other terms of sale of concentrates and syrups for such Company Trademark Beverages. In some instances, we have agreed or may in the future agree with a bottler with respect to concentrate pricing on a prospective basis for specified time periods. Certain Bottler's Agreements, entered into prior to 1987, provide for concentrates or syrups for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages to be priced pursuant to a stated formula. Bottlers that accounted for 6.3 percent of total unit case volume in the United States in 2014 have contracts for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages with pricing formulas that generally provide for a baseline price. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. Bottlers that accounted for 0.3 percent of total unit case volume in the United States in 2014 operate under our oldest form of contract, which provides for a fixed price for Coca-Cola syrup used in bottles and cans. This price is subject to quarterly adjustments to reflect changes in the quoted price of sugar.
We have standard contracts with bottlers in the United States for the sale of concentrates and syrups for non-cola-flavored sparkling beverages and certain still beverages in bottles and cans, and, in certain cases, for the sale of finished still beverages in bottles and cans. All of these standard contracts give the Company complete flexibility to determine the price and other terms of sale.
In addition to the Bottler's Agreements described above, in 2014, the Company and certain bottlers entered into comprehensive beverage agreements ("CBAs") under which the bottlers are authorized to purchase Company Trademark Beverages from the Company or another supplier authorized by the Company and to distribute, promote, market and sell such beverages, on an exclusive basis, in the territories covered by the CBAs. The CBAs do not grant to the bottlers the right to produce the products. Each CBA has a term of 10 years and is renewable indefinitely by the bottler for successive additional terms of 10 years unless it is earlier terminated by the Company for nonperformance or upon the occurrence of certain defined events of default. For more information about the North America refranchising transactions, refer to Note 2 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report.
Promotions and Marketing Programs
In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing services and/or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottling or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist the bottlers. Likewise, in many instances, we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount of funds provided by our Company to bottlers, resellers or other customers of our Company's products, principally for participation in promotional and marketing programs, was $7.0 billion in 2014.
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
As described under the heading “Acquisition of Coca-Cola Enterprises Inc.’s Former North America Business and Related Transactions” above, on October 2, 2010, we acquired the former North America business of CCE. In 2014, we began the implementation of a new business model in the United States which includes more rational and contiguous operating territories; grants of exclusive territory rights and the sale by us of distribution assets and cold-drink equipment to the bottlers; a finished goods model under which production assets remain with us, which facilitates future implementation of a national product supply system; an improved, more integrated information technology platform; and a new beverage agreement, the CBA (refer to "Bottler's Agreements Within the United States" above for more information regarding the CBA), that will support the evolving operating model.
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
Our equity method investee bottlers include Coca-Cola FEMSA, in which as of December 31, 2014, we had an equity ownership interest of 28 percent, and Coca-Cola Hellenic, in which as of December 31, 2014, we had an equity ownership interest of 23 percent.
Seasonality
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

Competition
The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. These include companies that, like our Company, compete in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling beverages; various water products, including packaged, flavored and enhanced waters; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy and sports and other performance-enhancing drinks; dairy-based drinks; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and other than ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc. ("PepsiCo"), is one of our primary competitors. Other significant competitors include, but are not limited to, Nestlé, DPSG, Groupe Danone, Mondelēz International, Inc. ("Mondelēz"), Kraft Foods Group, Inc. ("Kraft"), Suntory Beverage & Food Limited ("Suntory") and the Unilever Group ("Unilever"). In certain markets, our competition also includes beer companies. We also compete against numerous regional and local companies and, in some markets, against retailers that have developed their own store or private label beverage brands.
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
In addition to water, the principal raw materials used in our business are nutritive and non-nutritive sweeteners. In the United States, the principal nutritive sweetener is high fructose corn syrup ("HFCS"), which is nutritionally equivalent to sugar. HFCS is available from numerous domestic sources and has historically been subject to fluctuations in its market price. The principal nutritive sweetener used by our business outside the United States is sucrose, i.e., table sugar, which is also available from numerous sources and has historically been subject to fluctuations in its market price. Our Company generally has not experienced any difficulties in obtaining its requirements for nutritive sweeteners. In the United States, we purchase HFCS to meet our and our bottlers' requirements with the assistance of Coca-Cola Bottlers' Sales & Services Company LLC ("CCBSS"). CCBSS is a limited liability company that is owned by authorized Coca-Cola bottlers doing business in the United States. Among other things, CCBSS provides procurement services to our Company for the purchase of various goods and services in the United States, including HFCS.
The principal non-nutritive sweeteners we use in our business are aspartame, acesulfame potassium, saccharin, cyclamate and sucralose. Generally, these raw materials are readily available from numerous sources. However, our Company purchases aspartame, an important non-nutritive sweetener that is used alone or in combination with other important non-nutritive sweeteners such as saccharin or acesulfame potassium in our low- and no-calorie sparkling beverage products, primarily from Ajinomoto Co., Inc. and SinoSweet Co., Ltd., which we consider to be our primary sources for the supply of this product. We currently purchase acesulfame potassium from Nutrinova Nutrition Specialties & Food Ingredients GmbH, which we consider to be our primary source for the supply of this product, and from one additional supplier. Our Company generally has not experienced any difficulties in obtaining its requirements for non-nutritive sweeteners.
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
One or more substances that are currently on the Proposition 65 lists, or that may be added in the future, can be detected in certain Company products at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement. The state of California and other parties, however, have in the past taken and may in the future take a contrary position.

Bottlers of our beverage products presently offer and use nonrefillable recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States and overseas. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.
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
Employees
As of December 31, 2014 and 2013, our Company had approximately 129,200 and 130,600 employees, respectively, of which approximately 3,800 and 4,100, respectively, were employed by consolidated variable interest entities ("VIEs"). The decrease in the total number of employees in 2014 was primarily due to the refranchising of certain territories that were previously managed by CCR to certain of its unconsolidated bottling partners. For more information about the North America refranchising transactions, refer to Note 2 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report. As of December 31, 2014 and 2013, our Company had approximately 65,300 and 66,800 employees, respectively, located in the United States, of which approximately 500 were employed by consolidated VIEs in both years.
Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2014, approximately 18,000 employees, excluding seasonal hires, in North America were covered by collective bargaining agreements. These agreements typically have terms of three to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.
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
There is growing concern among consumers, public health professionals and government agencies about the health problems associated with obesity. In addition, some researchers, health advocates and dietary guidelines are suggesting that consumption of sugar-sweetened beverages, including those sweetened with HFCS or other nutritive sweeteners, is a primary cause of increased obesity rates and are encouraging consumers to reduce or eliminate consumption of such products. Increasing public concern about obesity; possible new or increased taxes on sugar-sweetened beverages by government entities to reduce consumption or to raise revenue; additional governmental regulations concerning the marketing, labeling, packaging or sale of our sugar-sweetened beverages; and negative publicity resulting from actual or threatened legal actions against us or other companies in our industry relating to the marketing, labeling or sale of sugar-sweetened beverages may reduce demand for or increase the cost of our sugar-sweetened beverages, which could adversely affect our profitability.
Water scarcity and poor quality could negatively impact the Coca-Cola system’s costs and capacity.
Water is a main ingredient in substantially all of our products, is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. It also is critical to the prosperity of the communities we serve. Water is a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing demand for food and other consumer and industrial products whose manufacturing processes require water, increasing pollution, poor management and the effects of climate change. As the demand for water continues to increase around the world, and as water becomes scarcer and the quality of available water deteriorates, the Coca-Cola system may incur higher costs or face capacity constraints that could adversely affect our profitability or net operating revenues in the long run.
If we do not anticipate and address evolving consumer preferences, our business could suffer.
Consumer preferences are evolving rapidly as a result of, among other things, health and nutrition considerations, especially the perceived undesirability of artificial ingredients and obesity concerns; shifting consumer demographics, including aging populations; changes in consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. If we do not successfully anticipate these changing consumer preferences or fail to address them by timely developing new products or product extensions through innovation, our share of sales, volume growth and overall financial results could be negatively affected.
Increased competition and capabilities in the marketplace could hurt our business.
The nonalcoholic beverage segment of the commercial beverage industry is highly competitive. We compete with major international beverage companies that, like our Company, operate in multiple geographic areas, as well as numerous companies that are primarily regional or local in operation. In many countries in which we do business, including the United States, PepsiCo is a primary competitor. Other significant competitors include, but are not limited to, Nestlé, DPSG, Groupe Danone, Mondelēz, Kraft, Suntory and Unilever. In certain markets, our competition also includes major beer companies. Our beverage products also compete against private label brands developed by retailers, some of which are Coca-Cola system customers. Our ability to gain or maintain share of sales in the global market or in various local markets may be limited as a result of actions by competitors. If we do not continue to strengthen our capabilities in marketing and innovation to maintain our brand loyalty and market share while we selectively expand into other product categories in the nonalcoholic beverage segment of the commercial beverage industry, our business could be negatively affected.
Product safety and quality concerns could negatively affect our business.
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

Public debate and concern about perceived negative health consequences of certain ingredients, such as non-nutritive sweeteners and biotechnology-derived substances, and of other substances present in our beverage products or packaging materials, may reduce demand for our beverage products.
Public debate and concern about perceived negative health consequences of certain ingredients in our beverage products, such as non-nutritive sweeteners and biotechnology-derived substances; substances that are present in our beverage products naturally or that occur as a result of the manufacturing process, such as 4-methylimidazole, or 4-MEI (a chemical compound that is formed during the manufacturing of certain types of caramel coloring used in cola-type beverages); or substances used in packaging materials, such as bisphenol A, or BPA (an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans), may affect consumers’ preferences and cause them to shift away from some of our beverage products. In addition, increasing public concern about actual or perceived health consequences of the presence of such ingredients or substances in our beverage products or in packaging materials, whether or not justified, could result in additional governmental regulations concerning the marketing and labeling of our beverages, negative publicity, or actual or threatened legal actions against us or other companies in our industry, all of which could damage the reputation of, and may reduce demand for, our beverage products.
Increased demand for food products and decreased agricultural productivity may negatively affect our business.
We and our bottling partners use a number of key ingredients that are derived from agricultural commodities such as sugarcane, corn, sugar beets, citrus, coffee and tea in the manufacture and packaging of our beverage products. Increased demand for food products and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of such agricultural commodities and could impact the food security of communities around the world. If we are unable to implement programs focused on economic opportunity and environmental sustainability to address these agricultural challenges and fail to make a strategic impact on food security through joint efforts with bottlers, farmers, communities, suppliers and key partners, as well as through our increased and continued investment in sustainable agriculture, the affordability of our products and ultimately our business and results of operations could be negatively impacted.
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
Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2014, we used 70 functional currencies in addition to the U.S. dollar and derived $26.2 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In addition, unexpected and dramatic devaluations of currencies in developing or emerging markets could negatively affect the value of our earnings from, and of the assets located in, those markets. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, would not materially affect our financial results.
If interest rates increase, our net income could be negatively affected.
We maintain levels of debt that we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our cost of capital, which increases our return on shareowners’ equity. This exposes us to adverse changes in interest rates. When and to the extent appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. We cannot assure you, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to interest rate fluctuations. Our interest expense may also be affected by our credit ratings. In assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as the consolidated balance sheet and other financial information of the Company. In addition, some credit rating agencies also consider financial information of certain of our major bottlers. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure; our major bottlers’ financial performance; changes in the credit rating agencies’ methodology in assessing our credit strength; the credit agencies’ perception of the impact of credit market conditions on our or our major bottlers’ current or future financial performance and financial condition; or for any other reason, our cost of borrowing could increase. Additionally, if the credit ratings of certain bottlers in which we have equity method investments were to be downgraded, such bottlers’ interest expense could increase, which would reduce our equity income.
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
Our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as “indirect taxes,” including import duties, excise taxes, sales or value-added taxes, taxes on sugar-sweetened beverages, property taxes and payroll taxes, in many of the jurisdictions in which we operate, including indirect taxes imposed by state and local governments. In addition, in the past, the United States Congress considered imposing a federal excise tax on beverages sweetened with sugar, HFCS or other nutritive sweeteners and may consider similar proposals in the future. As federal, state and local governments experience significant budget deficits, some lawmakers have proposed singling out beverages among a plethora of revenue-raising items. Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable, which may negatively impact our net operating revenues.
Increase in the cost, disruption of supply or shortage of energy or fuels could affect our profitability.
CCR and our other Company-owned or -controlled bottlers operate a large fleet of trucks and other motor vehicles to distribute and deliver beverage products to customers. In addition, we use a significant amount of electricity, natural gas and other energy sources to operate our concentrate, syrup and juice production plants and the bottling plants and distribution facilities operated by CCR and our other Company-owned or -controlled bottlers. An increase in the price, disruption of supply or shortage of fuel and other energy sources in North America, in other countries in which we have concentrate plants, or in any of the major markets in which CCR and our other Company-owned or -controlled bottlers operate that may be caused by increasing demand or by events such as natural disasters, power outages, or the like could increase our operating costs and negatively impact our profitability.
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
We and our bottling partners use various ingredients in our business, including HFCS, sucrose, aspartame, saccharin, acesulfame potassium, sucralose, ascorbic acid, citric acid, phosphoric acid, caffeine and caramel color; other raw materials such as orange and other fruit juice and juice concentrates; and packaging materials such as PET for bottles and aluminum for cans. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners’ ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our and the Coca-Cola system’s operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect affordability in some markets and reduce Coca-Cola system sales. In addition, some of our ingredients, such as aspartame, acesulfame potassium, sucralose, saccharin and ascorbic acid, as well as some of the packaging containers, such as aluminum cans, are available from a limited number of suppliers, some of which are located in countries experiencing political or other risks. We cannot assure you that we and our bottling partners will be able to maintain favorable arrangements and relationships with these suppliers.
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
We and our bottlers currently offer nonrefillable recyclable containers in the United States and in various other markets around the world. Legal requirements have been enacted in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. Other proposals relating to beverage container deposits, recycling, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in any of the major markets in which we operate, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability.
Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.
Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products. Under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must appear on any product sold in the state containing that substance. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to a daily quantity of a listed substance that is below a “safe harbor” threshold that may be established, is naturally occurring, is the result of necessary cooking or is subject to another applicable exception. One or more substances that are currently on the Proposition 65 lists, or that may be added to the lists in the future, can be detected in certain Company products at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement. The state of California and other parties, however, have in the past taken and may in the future take a contrary position. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets.
If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted and our reputation may be damaged.
We rely on networks and information systems and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among our locations around the world and between Company personnel and our bottlers and other customers, suppliers and consumers. Because information systems are critical to many of the Company’s operating activities, our business may be impacted by system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, rogue employees or contractors, cyber-attacks by criminal groups or activist organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such incidents could result in unauthorized disclosure of material confidential information. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrate or finished products. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations, damage the reputation and credibility of the Company and have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, or to our bottling partners, other customers, suppliers or consumers, and may become subject to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.
Like most major corporations, the Company’s information systems are a target of attacks. Although the incidents that we have experienced to date have not had a material effect on our business, financial condition or results of operations, there can be no assurance that such incidents will not have a material adverse effect on us in the future. In order to address risks to our information systems, we continue to make investments in personnel, technologies, cyber-insurance and training of Company personnel. The Company maintains an information risk management program which is supervised by information technology management and reviewed by a cross-functional committee. As part of this program, reports that include analysis of emerging risks as well as the Company’s plans and strategies to address them are regularly prepared and presented to senior management.
Unfavorable general economic conditions in the United States could negatively impact our financial performance.
In 2014, our net operating revenues in the United States were $19.8 billion, or 43 percent of our total net operating revenues. Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, our beverages in our flagship market. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private label brands. Softer consumer demand for our beverages in the United States could reduce our profitability and could negatively affect our overall financial performance.
Unfavorable economic and political conditions in international markets could hurt our business.
We derive a significant portion of our net operating revenues from sales of our products in international markets. In 2014, our operations outside the United States accounted for $26.2 billion, or 57 percent, of our total net operating revenues. Unfavorable economic conditions in our major international markets, the financial uncertainties in some countries in the eurozone and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders, price controls, limitation on profits, import authorization requirements and other restrictions on business activities which have been or may be imposed or expanded as a result of political and economic instability or otherwise could impact our profitability. In addition, U.S. trade sanctions against countries such as Iran and Syria and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it impossible for us to continue to make sales to bottlers in such countries.
Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. In addition, we have bottling and other business operations in markets with high-risk legal compliance environments. Our policies and procedures require strict compliance by our associates and agents with all United States and local laws and regulations and consent orders applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, we cannot assure you that our policies, procedures and related training programs will always ensure full compliance by our associates and agents with all applicable legal requirements. Improper conduct by our associates or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines as well as disgorgement of profits.
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
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, such as sugarcane, corn, sugar beets, citrus, coffee and tea, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate water scarcity and cause a further deterioration of water quality in affected regions, which could limit water availability for the Coca-Cola system’s bottling operations. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
If negative publicity, even if unwarranted, related to product safety or quality, human and workplace rights, obesity or other issues damages our brand image and corporate reputation, our business may suffer.
Our success depends in large part on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions and maintain our corporate reputation. We cannot assure you, however, that our continuing investment in advertising and marketing and our strong commitment to product safety and quality will have the desired impact on our products’ brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In some emerging markets, the production and sale of counterfeit or “spurious” products, which we and our bottling partners may not be able to fully combat, may damage the image and reputation of our products. In addition, from time to time, we and our executives engage in public policy endeavors that are either directly related to our products and packaging or to our business operations and the general economic climate affecting the Company. These engagements in public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Likewise, campaigns by activists connecting us, or our bottling system or supply chain, with human and workplace rights issues in developing and emerging markets could adversely impact our corporate image and reputation. For example, in June 2011, the United Nations Human Rights Council endorsed the Guiding Principles on Business and Human Rights, which outlines how businesses should implement the corporate responsibility to respect human rights principles included in the United Nations “Protect, Respect and Remedy” framework on human rights. Through our Human Rights Policy, Code of Business Conduct and Supplier Guiding Principles, and our participation in the United Nations Global Compact, as well as our active participation in the Global Business Initiative on Human Rights and the Global Business Coalition Against Human Trafficking, we have made a number of commitments to respect all human rights. Allegations, even if untrue, that we are not respecting one or more of the 30 human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers.
Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.
Our Company’s business is subject to various laws and regulations in the numerous countries throughout the world in which we do business, including laws and regulations relating to competition, product safety, advertising and labeling, container deposits, recycling or stewardship, the protection of the environment, and employment and labor practices. In the United States, the production, distribution and sale of many of our products are subject to, among others, the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, the Occupational Safety and Health Act, and various environmental statutes, as well as various state and local statutes and regulations. Outside the United States, the production, distribution, sale, advertising and labeling of many of our products are also subject to various laws and regulations. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, or regulations to limit or eliminate the use of bisphenol A, or BPA (an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans), or regulations to limit or impose additional costs on commercial water use due to local water scarcity concerns, may result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability, or may impede the production or distribution of our products, which could affect our net operating revenues. In addition, failure to comply with environmental, health or safety requirements, U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes, or a cessation of operations at our or our bottling partners’ facilities, as well as damage to our and the Coca-Cola system’s image and reputation, all of which could harm our and the Coca-Cola system’s profitability.
Changes in accounting standards could affect our reported financial results.
New accounting standards or pronouncements that may become applicable to our Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported financial results for the affected periods.
If we are not able to achieve our overall long-term growth objectives, the value of an investment in our Company could be negatively affected.
We have established and publicly announced certain long-term growth objectives. These objectives were based on, among other things, our evaluation of our growth prospects, which are generally driven by the sales potential of many product types, some of which are more profitable than others, and on an assessment of the potential price and product mix. There can be no assurance that we will realize the sales potential and the price and product mix necessary to achieve our long-term growth objectives.
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
If we are unable to timely implement our previously announced actions to reinvigorate growth, or we do not realize the economic benefits we anticipate from these actions, our results of operations for future periods could be negatively affected.
In October 2014, we announced that we were taking actions to reinvigorate growth, including streamlining and simplifying our operating model to speed decision making and enhance local market focus; expanding our productivity and reinvestment program by targeting additional productivity; refocusing on our core business model, including refranchising the majority of Company-owned North America bottling territories by the end of 2017 and substantially all of the remaining territories no later than 2020; strategically targeting brand and growth investments that leverage our global strengths; and driving revenue and profit growth with clear portfolio roles across our markets while providing local operations with a clear line of sight and aligned compensation targets. We have begun implementing these actions and have incurred, and we expect will continue to incur, significant costs and expenses with the associated programs, initiatives and activities. In addition, in connection with refranchising transactions, we recorded, and we expect will continue to record, noncash losses related to the derecognition of intangible assets transferred or that will be transferred to bottling partners. If we are unable to implement some or all of these actions fully or in the envisioned timeframe, or otherwise we do not timely capture the efficiencies, cost savings and revenue growth opportunities we anticipate from these actions, our results of operations for future periods could be negatively affected.
If we fail to realize a significant portion of the anticipated benefits of our strategic relationships with Keurig and Monster, our financial performance could be adversely affected.
In February 2014, we entered into a 10-year global strategic agreement with Keurig to collaborate on the development and introduction of the Company's global brand portfolio for use in Keurig's forthcoming Keurig KoldTM at-home beverage system. In order to further align our long-term interests, since entering into the global strategic agreement we have acquired Keurig shares representing in the aggregate 16 percent of Keurig’s issued and outstanding common stock. In addition, in August 2014, we entered into definitive agreements with Monster for a long-term strategic relationship in the global energy drink category, and upon the closing of the transactions contemplated by the agreements we will acquire newly issued shares representing approximately 16.7 percent of Monster’s issued and outstanding shares of common stock (after giving effect to the issuance). If we are unable to successfully manage our complex relationships with Keurig and Monster; if the introduction of Keurig’s Keurig KoldTM beverage system is delayed or, when introduced, the Keurig KoldTM beverage system does not perform as expected; or if for any other reason we fail to realize all or a significant part of the benefits we expect from one or both of these strategic relationships and the related investments, our financial performance could be adversely affected.
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
We participate in certain multi-employer pension plans in the United States. Our U.S. multi-employer pension plan expense totaled $38 million in 2014. The U.S. multi-employer pension plans in which we currently participate have contractual arrangements that extend into 2019. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we participate, we will likely need to record withdrawal liabilities, which could negatively impact our financial performance in the applicable periods.
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
If we are unable to successfully manage the possible negative consequences of our productivity initiatives, our business operations could be adversely affected.
We believe that improved productivity is essential to achieving our long-term growth objectives and, therefore, a leading priority of our Company is to design and implement the most effective and efficient business model possible. For information regarding our productivity initiatives, refer to the heading "Operations Review — Other Operating Charges  — Productivity and Reinvestment Program" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations" of this report. Some of the actions we are taking in furtherance of our productivity initiatives may become a distraction for our managers and employees and may disrupt our ongoing business operations; cause deterioration in employee morale which may make it more difficult for us to retain or attract qualified managers and employees; disrupt or weaken the internal control structures of the affected business operations; and give rise to negative publicity which could affect our corporate reputation. If we are unable to successfully manage the possible negative consequences of these actions, our business operations could be adversely affected.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.  PROPERTIES
Our worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes our 621,000 square foot headquarters building and an 870,000 square foot building in which our North America group’s main offices are located. The complex also includes several other buildings, including our 264,000 square foot Coca-Cola Plaza building, technical and engineering facilities and a reception center. We also own an office and retail building at 711 Fifth Avenue in New York, New York. These properties, except for the North America group’s main offices, are included in the Corporate operating segment.

We own or lease additional facilities, real estate and office space throughout the world which we use for administrative, manufacturing, processing, packaging, storage, warehousing, distribution and retail operations. These properties are generally included in the geographic operating segment in which they are located.

In North America, as of December 31, 2014, we owned 65 beverage production facilities, 10 principal beverage concentrate and/or syrup manufacturing plants, one facility that manufactures juice concentrates for foodservice use, and two bottled water facilities; we leased one beverage production facility, one bottled water facility and four container manufacturing facilities; and we operated 260 principal beverage distribution warehouses, of which 98 were leased and the rest were owned. Also included in the North America operating segment is a portion of the Atlanta office complex consisting of the North America group’s main offices.

Additionally, outside of North America, as of December 31, 2014, our Company owned and operated 18 principal beverage concentrate manufacturing plants, of which three are included in the Eurasia and Africa operating segment, three are included in the Europe operating segment, five are included in the Latin America operating segment, and seven are included in the Asia Pacific operating segment.

We own or hold a majority interest in or otherwise consolidate under applicable accounting rules bottling operations that, as of December 31, 2014, owned 79 principal beverage bottling and canning plants located throughout the world. These plants are included in the Bottling Investments operating segment.

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
Environmental Matter
The Company's Atlanta Syrup Plant (“ASP”) discharges wastewater to a City of Atlanta wastewater treatment works pursuant to a government-issued permit under the U.S. Clean Water Act and related state and local laws and regulations. The Company became aware that wastewater-related reports filed by ASP with regulators may contain certain inaccurate information and in November 2012 made self-disclosure to the City of Atlanta regarding the matter as required by applicable law. As a result, regulatory authorities are seeking monetary and/or other sanctions against the Company. The Company is in the process of negotiating a mutually acceptable settlement with the regulatory authorities and believes that any sanctions that may ultimately be imposed will not be material to its business, financial condition or results of operations.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM X.  EXECUTIVE OFFICERS OF THE COMPANY
The following are the executive officers of our Company as of February 25, 2015:
Ahmet C. Bozer, 54, is Executive Vice President of the Company and President of Coca-Cola International, which consists of the Company's Eurasia and Africa, Europe, Latin America and Asia Pacific operating groups. Mr. Bozer joined the Company in 1990 as a Financial Control Manager. In 1992, he became the Region Finance Manager in Turkey. In 1994, he joined Coca-Cola Bottlers of Turkey (now Coca-Cola İçecek A.Ş.) as Finance Director and was named Managing Director in 1998. In 2000, Mr. Bozer rejoined the Company as President of the Eurasia Division, which became the Eurasia and Middle East Division in 2003. In 2006, Mr. Bozer assumed the additional leadership responsibility for the Russia, Ukraine and Belarus Division. In 2007, with the addition of the India and South West Asia Division under his responsibilities, Mr. Bozer was named President of the Eurasia Group. From July 1, 2008, until December 31, 2012, Mr. Bozer served as President of the Eurasia and Africa Group. He was appointed President of Coca-Cola International effective January 1, 2013, and was elected Executive Vice President of the Company on February 21, 2013.
Alexander B. Cummings, Jr., 58, is Executive Vice President and Chief Administrative Officer of the Company. Mr. Cummings joined the Company in 1997 as Deputy Region Manager, Nigeria. In 1998, Mr. Cummings was named Managing Director/Region Manager, Nigeria, and in 2000, he became President of the North West Africa Division based in Morocco. In 2001, Mr. Cummings became President of the Africa Group and served in this capacity until June 2008. Mr. Cummings was appointed Chief Administrative Officer of the Company effective July 1, 2008, and was elected Executive Vice President of the Company effective October 15, 2008.
Marcos de Quinto, 56, is Executive Vice President and Chief Marketing Officer of the Company. Mr. De Quinto first joined the Company in 1982 in the marketing department of Coca-Cola Spain, where he held positions including District Manager and Merchandising Manager. In 1988, he left the Company to be Regional Manager for Southern Publicity Agencies ALAS BATES/BSB Advertising before rejoining Coca-Cola Spain in 1990 as Marketing Services Manager. From September 1992 to September 1994, Mr. De Quinto served as Senior Vice President, Marketing Operations Manager, Coca-Cola Southeast and West Asia, and from September 1994 to February 1995, he served as Regional Manager for Singapore and Malaysia. From February 1995 to October 1996, Mr. De Quinto served as Marketing Manager, Central Europe Division, and from October 1996 to January 2000, he served as Regional Manager, Coca-Cola Spain. In January 2000, he was appointed President of the Iberia Business Unit and served in that role until his appointment to the position of Chief Marketing Officer effective January 1, 2015. He also served as Vice President, Europe Group from May 2007 to December 2012. Mr. De Quinto was elected Executive Vice President of the Company effective February 19, 2015.

J. Alexander M. Douglas, Jr., 53, is Senior Vice President and Global Chief Customer Officer of the Company and President of Coca-Cola North America. Mr. Douglas joined the Company in January 1988 as a District Sales Manager for the Foodservice Division of Coca-Cola USA. In May 1994, he was named Vice President of Coca-Cola USA, initially assuming leadership of the CCE Sales and Marketing Group and eventually assuming leadership of the entire North American Field Sales and Marketing Groups. In 2000, Mr. Douglas was appointed President of the North American Retail Division within the North America Group. He served as Senior Vice President and Chief Customer Officer of the Company from 2003 until 2006 and continued serving as Senior Vice President until April 2007. Mr. Douglas was President of the North America Group from August 2006 through December 31, 2012. He was appointed Global Chief Customer Officer effective January 1, 2013, was elected Senior Vice President of the Company on February 21, 2013, and was appointed President of Coca-Cola North America effective January 1, 2014.
Ceree Eberly, 52, is Senior Vice President and Chief People Officer of the Company, with responsibility for leading the Company's global People Function. Ms. Eberly joined the Company in 1990, serving in staffing, compensation and other roles supporting the Company's divisions around the world. From 1998 until 2003, she served as Human Resources Director for the Latin Center Division. From 2003 until 2007, Ms. Eberly served as Vice President of the McDonald's Division. She was appointed Group Human Resources Director for Europe in July 2007 and served in that capacity until she was appointed Chief People Officer effective December 1, 2009. Ms. Eberly was elected Senior Vice President of the Company effective April 1, 2010.
Irial Finan, 57, is Executive Vice President and President, Bottling Investments and Supply Chain. Mr. Finan joined the Company and was named President, Bottling Investments in 2004. Mr. Finan joined the Coca-Cola system in 1981 with Coca-Cola Bottlers Ireland, Ltd., where for several years he held a variety of accounting positions. From 1987 until 1990, Mr. Finan served as Finance Director of Coca-Cola Bottlers Ireland, Ltd. From 1991 to 1993, he served as Managing Director of Coca-Cola Bottlers Ulster, Ltd. He was Managing Director of Coca-Cola bottlers in Romania and Bulgaria until late 1994. From 1995 to 1999, he served as Managing Director of Molino Beverages, with responsibility for expanding markets, including the Republic of Ireland, Northern Ireland, Romania, Moldova, Russia and Nigeria. Mr. Finan served from 2001 until 2003 as Chief Executive Officer of Coca-Cola Hellenic. He was elected Executive Vice President of the Company in October 2004.
Bernhard Goepelt, 52, is Senior Vice President, General Counsel and Chief Legal Counsel of the Company. Mr. Goepelt joined the Company in 1992 as Legal Counsel for the German Division. In 1997, he was appointed Legal Counsel for the Middle and Far East Group and in 1999 was appointed Division Counsel, Southeast and West Asia Division, based in Thailand. In 2003, Mr. Goepelt was appointed Group Counsel for the Central Europe, Eurasia and Middle East Group. In 2005, he assumed the position of General Counsel for Japan and China, and in 2007, Mr. Goepelt was appointed General Counsel, Pacific Group. In April 2010, he moved to Atlanta, Georgia, to become Associate General Counsel, Global Marketing, Commercial Leadership & Strategy. In September 2010, Mr. Goepelt took on the additional responsibility of General Counsel for the Pacific Group. In addition to his functional responsibilities, he also managed the administration of the Legal Division. Mr. Goepelt was elected Senior Vice President, General Counsel and Chief Legal Counsel of the Company in December 2011.
Brent Hastie, 41, is Vice President, Strategy and Planning for the Company. Mr. Hastie first joined the Company in 2006 as Vice President, Strategy and Planning for Coca‑Cola North America. From March 2009 to July 2009, he served as Vice President, Commercial Leadership, Still Beverages. From August 2009 to December 2010, he served as President and General Manager, Active Lifestyles Brands. From January 2011 to April 2012, he served as Chief Strategy Officer for Coca-Cola Refreshments. In April 2012, he left the Company to join Bain Capital, a global private investment firm, where he was Executive Vice President in the Private Equity group until July 2013, when he returned to the Company and was appointed to his current position effective July 18, 2013. Prior to joining the Company in 2006, Mr. Hastie was a Principal with McKinsey & Company, a global management consulting firm, where he worked from July 1995 to June 1997 and again from August 1999 to April 2006.

Nathan Kalumbu, 50, is President of the Eurasia and Africa Group. Mr. Kalumbu joined the Company in 1990 as the Central Africa region's External Affairs Manager and served in numerous roles in marketing operations and country management in Zimbabwe, Zambia and Malawi from 1992 to 1996. He held the role of Executive Assistant to the South Africa Division President from 1997 to 1998 and Region Manager for Central Africa from 1998 to 2000 and for Nigeria from 2000 to 2004. In 2004, Mr. Kalumbu was appointed Business Planning Director and Executive Assistant to the Retail Division President, North America. He returned to the Africa Group as Director of Business Strategy and Planning for the East and Central Africa Division in 2006. In 2007, he was named President of the Central, East and West Africa (CEWA) business unit and served in that role until his appointment to his current position effective January 1, 2013.

Muhtar Kent, 62, is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Kent joined the Company in 1978 and held a variety of marketing and operations roles throughout his career with the Company. In

1985, he was appointed General Manager of Coca-Cola Turkey and Central Asia. From 1989 to 1995, Mr. Kent served as President of the East Central Europe Division and Senior Vice President of Coca-Cola International. Between 1995 and 1998, he served as Managing Director of Coca-Cola Amatil-Europe, covering bottling operations in 12 countries, and from 1999 until 2005, he served as President and Chief Executive Officer of Efes Beverage Group, a diversified beverage company with Coca-Cola and beer operations across Southeast Europe, Turkey and Central Asia. Mr. Kent rejoined the Company in May 2005 as President and Chief Operating Officer, North Asia, Eurasia and Middle East Group, an organization serving a broad and diverse region that included China, Japan and Russia. He was appointed President, Coca-Cola International in January 2006 and was elected Executive Vice President of the Company in February 2006. He was elected President and Chief Operating Officer of the Company in December 2006 and was elected to the Board of Directors in April 2008. Mr. Kent was elected Chief Executive Officer of the Company effective July 1, 2008, and was elected Chairman of the Board of Directors of the Company in April 2009.
James Quincey, 50, is President of the Europe Group. Mr. Quincey joined the Company in 1996 as Director, Learning Strategy for the Latin America Group. He moved to Mexico as Deputy to the Division President in 1999, became Region Manager for Argentina and Uruguay in 2000, and then served as General Manager of the South Cone region (Argentina, Chile, Uruguay and Paraguay) in 2003. Mr. Quincey was appointed President of the South Latin Division in December 2003 and President of the Mexico Division in December 2005. In October 2008, he was named President of the Northwest Europe and Nordics business unit and served in that role until his appointment to his current position effective January 1, 2013.
Atul Singh, 55, is President of the Asia Pacific Group. Mr. Singh joined the Company in 1998 as Vice President, Operations of the India Division. In 2001, he moved to the China Division and served as Region Manager of East China from 2001 to 2002, Vice President of Operations from 2002 to 2003, Deputy Division President of the China Division from 2003 to 2004 and President of the East, Central and South China Division from January to August 2005. From September 2005 to June 2013, he served as President of the India and South West Asia business unit. Mr. Singh served as Deputy President, Pacific Group, from July 2013 to December 2013 and served as Group President, Asia, which is part of the Asia Pacific Group, from January 2014 to August 2014. Mr. Singh was appointed to his current position effective September 1, 2014.

Brian Smith, 59, is President of the Latin America Group. Mr. Smith joined the Company in 1997 as Latin America Group Manager for Mergers and Acquisitions, a role he held until July 2001. From 2001 to 2002, he worked as Executive Assistant to Brian Dyson, then Chief Operating Officer and Vice Chairman of the Company. Mr. Smith served as President of the Brazil Division from 2002 to 2008 and President of the Mexico business unit from 2008 through December 2012. Mr. Smith was appointed to his current position effective January 1, 2013.

Clyde C. Tuggle, 52, is Senior Vice President and Chief Public Affairs and Communications Officer of the Company. Mr. Tuggle joined the Company in 1989 in the Corporate Issues Communications Department. In 1992, he was named Executive Assistant to Roberto C. Goizueta, then Chairman and Chief Executive Officer of the Company, where he managed external affairs and communications for the Office of the Chairman. In 1998, Mr. Tuggle transferred to the Company's Central European Division Office in Vienna, where he held a variety of positions, including Director of Operations Development, Deputy to the Division President and Region Manager for Austria. In 2000, Mr. Tuggle returned to Atlanta, Georgia, as Executive Assistant to then Chairman and Chief Executive Officer Douglas N. Daft and was elected Vice President of the Company. In February 2003, he was elected Senior Vice President of the Company and appointed Director of Worldwide Public Affairs and Communications. From 2005 until September 2008, Mr. Tuggle served as President of the Russia, Ukraine and Belarus Division. In September 2008, he returned to Atlanta, Georgia, to lead the Company’s productivity efforts and oversee the Company’s Public Affairs and Communications and Strategic Security and Aviation functions. Mr. Tuggle was elected Senior Vice President in October 2008 and in May 2009 was named to his current position.
Kathy N. Waller, 56, is Executive Vice President and Chief Financial Officer of the Company. Ms. Waller joined the Company in 1987 as a senior accountant in the Accounting Research Department and has served in a number of accounting and finance roles of increasing responsibility. From July 2004 to August 2009, Ms. Waller served as Chief of Internal Audit. In December 2005, she was elected Vice President of the Company, and in August 2009, she was elected Controller. In August 2013, she became Vice President, Finance and Controller, assuming additional responsibilities for corporate treasury, corporate tax and finance capabilities, and served in that position until April 23, 2014, when she was appointed Chief Financial Officer and elected Executive Vice President.

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
The following table sets forth, for the quarterly reporting periods indicated, the high and low market prices per share for the Company's common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common Stock Market Prices
	High	Low	Dividends Declared
2014
Fourth quarter	$45.00	$39.80	$0.305
Third quarter	42.57	39.06	0.305
Second quarter	42.29	38.04	0.305
First quarter	41.23	36.89	0.305
2013
Fourth quarter	$41.39	$36.83	$0.280
Third quarter	41.25	37.80	0.280
Second quarter	43.43	38.97	0.280
First quarter	40.70	36.52	0.280
While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
As of February 23, 2015, there were 232,496 shareowner accounts of record. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the principal heading "EQUITY COMPENSATION PLAN INFORMATION" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 29, 2015, to be filed with the Securities and Exchange Commission (the "Company's 2015 Proxy Statement"), is incorporated herein by reference.
During the fiscal year ended December 31, 2014, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2014, by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
September 27, 2014 through October 24, 2014	5,150,833	$42.03	5,150,833	345,200,820
October 25, 2014 through November 21, 2014	9,997,513	42.25	9,967,698	335,233,122
November 22, 2014 through December 31, 2014	11,721,766	42.77	11,707,800	323,525,322
Total	26,870,112	$42.43	26,826,331

[1]
The total number of shares purchased includes: (i) shares purchased pursuant to the 2012 Plan described in footnote 2 below, and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling zero shares, 29,815 shares and 13,966 shares for the fiscal months of October, November and December 2014, respectively.

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

Performance Graph
Comparison of Five-Year Cumulative Total Return Among
The Coca-Cola Company, the Peer Group Index and the S&P 500 Index
Total Return
Stock Price Plus Reinvested Dividends

December 31,	2009	2010	2011	2012	2013	2014
The Coca-Cola Company	$100	$119	$130	$139	$163	$171
Peer Group Index	100	119	142	156	198	229
S&P 500 Index	100	115	117	136	180	205
The total return assumes that dividends were reinvested daily and is based on a $100 investment on December 31, 2009.
The Peer Group Index is a self-constructed peer group of companies that are included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group of companies, from which the Company has been excluded.
The Peer Group Index consists of the following companies: Altria Group, Inc., Archer Daniels Midland Company, B&G Foods, Inc., Brown-Forman Corporation, Bunge Limited, Campbell Soup Company, Coca-Cola Enterprises, Inc., ConAgra Foods, Inc., Constellation Brands, Inc., Darling Ingredients Inc., Dean Foods Company, Dr Pepper Snapple Group, Inc., Flowers Foods, Inc., General Mills, Inc., The Hain Celestial Group, Inc., Herbalife Ltd., The Hershey Company, Hormel Foods Corporation, Ingredion Incorporated, The J.M. Smucker Company, Kellogg Company, Keurig Green Mountain, Inc., Kraft Foods Inc., Lancaster Colony Corporation, Leucadia National Corporation, Lorillard, Inc., McCormick & Company, Inc., Mead Johnson Nutrition Company, Molson Coors Brewing Company, Mondelēz International, Inc., Monster Beverage Corporation, PepsiCo, Inc., Philip Morris International Inc., Post Holdings, Inc., Reynolds American Inc., TreeHouse Foods, Inc., Tyson Foods, Inc., and The WhiteWave Foods Company.
Companies included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group change periodically. This year, the groups do not include Beam Inc., The Hillshire Brands Company and Universal Corporation, all of which were included in the groups last year.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Year Ended December 31,	2014	2013 [1]	2012	2011	2010 [2]
(In millions except per share data)
SUMMARY OF OPERATIONS
Net operating revenues	$45,998	$46,854	$48,017	$46,542	$35,119
Net income attributable to shareowners of The Coca-Cola Company	7,098	8,584	9,019	8,584	11,787
PER SHARE DATA
Basic net income	$1.62	$1.94	$2.00	$1.88	$2.55
Diluted net income	1.60	1.90	1.97	1.85	2.53
Cash dividends	1.22	1.12	1.02	0.94	0.88
BALANCE SHEET DATA
Total assets	$92,023	$90,055	$86,174	$79,974	$72,921
Long-term debt	19,063	19,154	14,736	13,656	14,041

[1]	Includes the impact of the deconsolidation of the Brazilian and Philippine bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements.

[2]	On October 2, 2010, the Company acquired CCE's former North America business and sold our Norwegian and Swedish bottling operations to New CCE.

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
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations, bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for 1.9 billion of the approximately 57 billion servings of all beverages consumed worldwide every day.
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

The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2014	2013	2012
Concentrate operations[1]	38%	38%	38%
Finished product operations[2]	62	62	62
Net operating revenues	100%	100%	100%

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

The following table sets forth the percentage of total worldwide unit case volume related to concentrate operations and finished product operations:

Year Ended December 31,	2014	2013	2012
Concentrate operations[1]	73%	72%	70%
Finished product operations[2]	27	28	30
Total worldwide unit case volume	100%	100%	100%

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
To enable us to achieve our objective, we must further enhance our core capabilities of consumer marketing; commercial leadership; franchise leadership; and bottling and distribution operations.

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
We are focusing on marketing strategies to drive volume growth in emerging markets, increasing our brand value in developing markets and growing profit in our developed markets. In emerging markets, we are investing in infrastructure programs that drive volume through increased access to consumers. In developing markets, where consumer access has largely been established, our focus is on differentiating our brands. In our developed markets, we continue to invest in brands and infrastructure programs, but generally at a slower rate than gross profit growth.
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
Water Quality and Quantity
Water quality and quantity is an issue that increasingly requires our Company’s attention and collaboration with other companies, suppliers, governments, nongovernmental organizations and communities where we operate. Water is a main ingredient in substantially all of our products, is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. It also is critical to the prosperity of the communities we serve. Water is a limited natural resource facing unprecedented challenges from overexploitation, flourishing food demand, increasing pollution, poor management and the effects of climate change.
Our Company has a robust water stewardship and management program and continues to work to improve water use efficiency, treat wastewater prior to discharge and achieve our goal of replenishing the water that we and our bottling partners source and use in our finished products. We regularly assess the specific water-related risks that we and many of our bottling partners face and have implemented a formal water risk management program. We are actively collaborating with other companies, governments, nongovernmental organizations and communities to advocate for needed water policy reforms and action to protect water availability and quality around the world. We are working with our global partners to develop and implement sustainability-related water projects that address local needs. We are encouraging improved water efficiency and conservation efforts throughout our system. Through these integrated programs, we believe that our Company is in an excellent position to leverage the water-related knowledge we have developed in the communities we serve — through source water availability assessments and planning, water resource management, water treatment, wastewater treatment systems and models for working with communities and partners in addressing water and sanitation needs. As demand for water continues to increase around the world, we expect commitment and continued action on our part will be crucial to the successful long-term stewardship of this critical natural resource.
Evolving Consumer Preferences
We are impacted by shifting consumer demographics and needs, on-the-go lifestyles, aging populations and consumers who are empowered with more information than ever. As a consequence, consumers want more choices. We are committed to meeting their needs and to generating new growth through our portfolio of more than 500 brands and more than 3,600 beverage products, including more than 1,000 low- and no-calorie products, new product offerings, innovative packaging and ingredient education efforts. We are also committed to continuing to expand the variety of choices we provide to consumers to meet their ever-changing needs, desires and lifestyles.

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
Product Safety and Quality
As the world's largest beverage company, we strive to meet the highest of standards in both product safety and product quality. We are aware that some consumers have concerns and negative viewpoints regarding certain ingredients used in our products. Our system works every day to share safe and refreshing beverages with the world. We have rigorous product and ingredient safety and quality standards designed to ensure safety and quality in each of our products, and we drive innovation that provides new beverage options to meet consumers' evolving needs and preferences. Across the Coca-Cola system, we take great care in an effort to ensure that every one of our beverages meets the highest standards for safety and quality.
We work to ensure consistent safety and quality through strong governance and compliance with applicable regulations and standards. We stay current with new regulations, industry best practices and marketplace conditions and engage with standard-setting and industry organizations. Additionally, we manufacture and distribute our products according to strict policies, requirements and specifications set forth in an integrated quality management program that continually measures all operations within the Coca-Cola system against the same stringent standards. Our quality management system also identifies and mitigates risks and drives improvement. In our quality laboratories, we stringently measure the quality attributes of ingredients as well as samples of finished products collected from the marketplace.
We perform due diligence to ensure that product and ingredient safety and quality standards are maintained in the more than 200 countries where our products are sold. We consistently reassess the relevance of our requirements and standards and continually work to improve and refine them across our entire supply chain.
Food Security
Increased demand for commodities and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, such as sugarcane, corn, sugar beets, citrus, coffee and tea, which are important sources of ingredients for our products and could impact the food security of communities around the world. We are dedicated to implementing our sustainable sourcing commitment, which is founded on principles that protect the environment, uphold workplace rights and help build more sustainable communities. To support this commitment, our programs focus on economic opportunity, with an emphasis on female farmers, and environmental sustainability designed to help address these agricultural challenges. Through joint efforts with farmers, communities, bottlers, suppliers and key partners, as well as our increased and continued investment in sustainable agriculture, we can together help make a positive strategic impact on food security.
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
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to profit guarantees or subordinated financial support. Refer to Note 11 of Notes to Consolidated Financial Statements. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $2,274 million and $2,171 million as of December 31, 2014 and 2013, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $266 million and $284 million as of December 31, 2014 and 2013, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
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
Investments in Equity and Debt Securities
The carrying values of our investments in equity securities are determined using the equity method, the cost method or the fair value method. We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities, other than investments accounted for under the equity method, are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as either trading or available-for-sale securities. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI"), except for the change in fair value attributable to the currency risk being hedged, if applicable, which is included in net income. Trading securities are reported as either marketable securities or other assets in our consolidated balance sheets. Securities classified as available-for-sale are reported as either marketable securities or other investments in our consolidated balance sheets, depending on the length of time we intend to hold the investment. Investments in equity securities that do not qualify for fair value accounting or equity method accounting are accounted for under the cost method. In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets.
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

The following table presents the carrying values of our investments in equity and debt securities (in millions):

December 31, 2014	Carrying Value	Percentage of Total Assets
Equity method investments	$9,947	11%
Securities classified as available-for-sale	7,879	9
Securities classified as trading	409	*
Cost method investments	166	*
Total	$18,401	20%

*	Accounts for less than 1 percent of the Company's total assets.
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
In 2013, four of the Company's Japanese bottling partners merged as Coca-Cola East Japan Bottling Company, Ltd. ("CCEJ"), a publicly traded entity, through a share exchange. The terms of the agreement included the issuance of new shares of one of the publicly traded bottlers in exchange for 100 percent of the outstanding shares of the remaining three bottlers according to an agreed-upon share exchange ratio. As a result, the Company recorded a net charge of $114 million for those investments in which the Company's carrying value was greater than the fair value of the shares received. These charges were recorded in the line item other income (loss) — net in our consolidated statement of income and impacted the Corporate operating segment. Refer to the heading "Operations Review — Other Income (Loss) — Net" below as well as Note 16 and Note 17 of Notes to Consolidated Financial Statements.
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

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

December 31, 2014	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$5,012	$2,150	$2,862
Coca-Cola Amatil Limited	1,699	761	938
Coca-Cola HBC AG	1,639	1,367	272
Coca-Cola İçecek A.Ş.	1,159	253	906
Coca-Cola East Japan Bottling Company, Ltd.	618	447	171
Embotelladora Andina S.A.	373	311	62
Corporación Lindley S.A.	221	108	113
Coca-Cola Bottling Co. Consolidated	219	100	119
Total	$10,940	$5,497	$5,443
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
Property, Plant and Equipment
As of December 31, 2014, the carrying value of our property, plant and equipment, net of depreciation, was $14,633 million, or 16 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment review is performed, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.
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

The following table presents the carrying values of intangible assets included in our consolidated balance sheet (in millions):

December 31, 2014	Carrying Value	Percentage of Total Assets [1]
Goodwill	$12,100	13%
Bottlers' franchise rights with indefinite lives	6,689	7
Trademarks with indefinite lives	6,533	7
Definite-lived intangible assets, net	880	1
Other intangible assets not subject to amortization	170	*
Total	$26,372	29%

*	Accounts for less than 1 percent of the Company's total assets.
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
The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, prior to completing the impairment test described above. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment. During 2014, the Company performed qualitative assessments on less than 10 percent of our indefinite-lived intangible assets balance.
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
The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-

step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing. During 2014, the Company performed qualitative assessments on less than 10 percent of our consolidated goodwill balance.
Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting principles generally accepted in the United States, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, our Company may recognize an impairment of an intangible asset in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts. The Company did not record any significant impairment charges related to intangible assets during the year ended December 31, 2014.
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
As of December 31, 2014, we did not have any reporting unit with a material amount of goodwill for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen or our current financial projections are not achieved, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. On June 7, 2007, our Company acquired Energy Brands Inc., also known as glacéau, for approximately $4.1 billion. The Company allocated $3.3 billion of the purchase price to various trademarks acquired in this business combination. While the combined fair value of the various trademarks acquired in this transaction significantly exceeds their combined carrying values as of December 31, 2014, the fair value of one trademark within the portfolio has declined and now approximates its carrying value. The operating results of this trademark for the year ended December 31, 2014, were lower than our business plan projections for the year. If the future operating results of this trademark do not support the current near-term financial projections, or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an impairment charge related to this trademark. Management will continue to monitor the fair value of our intangible assets in future periods.
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
At each measurement date, we determine the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plans. As of December 31, 2014 and 2013, the weighted-average discount rate used to compute our benefit obligation was 3.75 percent and 4.75 percent, respectively.
The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure all of our plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our pension expense was 8.25 percent in 2014 and 2013.
Effective December 31, 2014, the Company revised our mortality assumptions used to determine the projected benefit obligation of the U.S. defined benefit pension plans. The revised assumptions were derived from the mortality tables and the mortality improvement scales published by the Society of Actuaries in October 2014. The change in mortality assumptions for the U.S. plans resulted in an increase in the projected benefit obligation at December 31, 2014, of approximately $210 million.
In 2014, the Company's total pension expense related to defined benefit plans was $34 million. In 2015, we expect our total pension expense to be approximately $134 million. The anticipated increase is primarily due to a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation, unfavorable asset performance compared to our expected return during 2014 and the adoption of more conservative mortality assumptions for U.S. plans offset by the impact of approximately $90 million of contributions the Company expects to make in 2015 to its international plans. The estimated impact of a 50 basis-point decrease in the discount rate on our 2015 pension expense is an increase to our pension expense of approximately $47 million. Additionally, the estimated impact of a 50 basis-point decrease in the expected long-term rate of return on plan assets on our 2015 pension expense is an increase to our pension expense of approximately $31 million.
The sensitivity information provided above is based only on changes to the actuarial assumptions used for our U.S. pension plans. As of December 31, 2014, the Company's primary U.S. plan represented 58 percent and 61 percent of the Company's consolidated projected pension benefit obligation and pension assets, respectively. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.
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
Our customers can earn certain incentives which are included in deductions from revenue, a component of net operating revenues in our consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. Refer to Note 1 of Notes to Consolidated Financial Statements. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $7.0 billion, $6.9 billion and $6.1 billion in 2014, 2013 and 2012, respectively. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates. Such differences are recorded once they have been determined and have historically not been significant.
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2014, the Company's valuation allowances on deferred tax assets were $649 million and primarily related to uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards generated in various jurisdictions. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets.
The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries. The Company also evaluates its expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for the Company's local country subsidiary to pay a dividend), economic stability and asset risk. As of December 31, 2014, undistributed earnings of the Company's foreign subsidiaries that met the indefinite reversal criteria amounted to $33.3 billion. Refer to Note 14 of Notes to Consolidated Financial Statements.
The Company's effective tax rate is expected to be approximately 22.5 percent in 2015. This estimated tax rate does not reflect the impact of any unusual or special items that may affect our tax rate in 2015.
Operations Review
Our organizational structure as of December 31, 2014, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. For further information regarding our operating segments, refer to Note 19 of Notes to Consolidated Financial Statements.
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

Unit case volume growth is a metric used by management to evaluate the Company's performance because it measures demand for our products at the consumer level. The Company's unit case volume represents the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers and, therefore, reflects unit case volume for consolidated and unconsolidated bottlers. Refer to the heading "Beverage Volume" below.
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
In 2014, the Company began implementing a new beverage partnership model in North America. During the year ended December 31, 2014, we refranchised territories that were previously managed by CCR to certain of our unconsolidated bottling partners. The impact of this refranchising has been included as a structural change in our analysis of operating results for the year ended December 31, 2014. In addition, for non-Company-owned and licensed beverage products sold in the refranchised territories, we have eliminated the unit case volume and associated concentrate sales from the base year when calculating 2014 versus 2013 volume growth rates on a consolidated basis as well as for the North America segment. During the year ended December 31, 2014, the Company made a decision to change our process of buying and selling recyclable materials in North America. The impact of these changes has also been included as a structural change in our analysis of operating results. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below. Refer to Note 2 of Notes to Consolidated Financial Statements.
During the year ended December 31, 2014, the Company transitioned its Russian juice operations to an existing joint venture with an unconsolidated bottling partner. This transfer is included as a structural change in our analysis of operating results for our Bottling Investments segment for the year ended December 31, 2014. In addition, we have eliminated the unit case volume and associated concentrate sales from the base year when calculating 2014 versus 2013 volume growth rates on a consolidated basis as well as for our Eurasia and Africa and Bottling Investments segments related to certain brands owned by the Russian juice company that have been discontinued as a result of this transition. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
In January 2014, the Venezuelan government enacted a new law ("Fair Price Law") that imposes limits on profit margins earned in the country, which limited the amount of revenue the Company was able to recognize in 2014 as compared to 2013. The impact of the Fair Price Law has been included as a structural change in our analysis of operating results for our Latin America segment for the year ended December 31, 2014. Refer to the heading "Net Operating Revenues" below.
The Company acquired bottling operations in Vietnam and Cambodia in February 2012, bottling operations in Guatemala in June 2012, a majority interest in bottling operations in Myanmar in June 2013, and a majority interest in bottling operations in Nepal and Sri Lanka in October 2014. In January 2013, the Company sold a majority interest in our previously consolidated bottling operations in the Philippines ("Philippine bottling operations"), and in July 2013 the Company deconsolidated our bottling operations in Brazil ("Brazilian bottling operations") as a result of their combination with an independent bottling partner. Accordingly, the impact to net operating revenues related to these acquisitions and dispositions was included as a structural change in our analysis of changes to net operating revenues for our Bottling Investments segment. Refer to the heading "Net Operating Revenues" below.
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
"Licensed brands" refers to brands not owned by the Company, but for which we hold certain rights, generally including, but not limited to, distribution rights, and from which we derive an economic benefit when these brands are ultimately sold. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to these brands in periods prior to the beginning of the term of a license agreement. Therefore, the unit case volume and concentrate sales volume from the sale of these brands is incremental to prior year volume. We do not generally consider new licensed brands to be structural changes.
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates and syrups (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates or syrups may give rise to differences between unit case volume and concentrate sales volume growth rates.

Information about our volume growth by operating segment is as follows:

	Percent Change
	2014 vs. 2013			2013 vs. 2012
Year Ended December 31,	Unit Cases[1,2]	Concentrate Sales		Unit Cases[1,2]	Concentrate Sales
Worldwide	2%	2%	[3]	2%	2%
Eurasia & Africa	4%	3%		7%	7%
Europe	(2)	(2)		(1)	(1)
Latin America	1	—		1	1
North America	—	(1)		—	—
Asia Pacific	5	5		3	5
Bottling Investments	(2)	N/A		(17)	N/A

[1]	Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.

[2]	Geographic segment data reflects unit case volume growth for all bottlers, both consolidated and unconsolidated, and distributors in the applicable geographic areas.

[3]	After considering the impact of structural changes, worldwide concentrate sales volume for the year ended December 31, 2014, grew 1 percent.

Unit Case Volume
The Coca-Cola system sold 28.6 billion, 28.2 billion and 27.7 billion unit cases of our products in 2014, 2013 and 2012, respectively. The number of unit cases sold in 2014 does not include certain licensed beverage brands sold in the North American refranchised territories and certain brands owned by our Russian juice company. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above. The Company eliminated the unit case volume related to these structural changes from the base year, where applicable, when calculating 2014 versus 2013 volume growth rates.
Year Ended December 31, 2014 versus Year Ended December 31, 2013
Unit case volume in Eurasia and Africa increased 4 percent, which consisted of 3 percent growth in sparkling beverages and 8 percent growth in still beverages. The group's sparkling beverage growth included 2 percent growth in Trademark Coca-Cola, 3 percent growth in Trademark Sprite, and 2 percent growth in Trademark Fanta. Growth in the group's still beverages was led by packaged water, juices and juice drinks and teas. The group's growth reflects a continued focus on improved marketplace execution and providing greater consumer choice in package and price options. Eurasia and Africa benefited from unit case volume growth of 7 percent and 6 percent in the Middle East & North Africa and Central, East & West Africa business units, respectively. This growth was partially offset by a decline in unit case volume of 1 percent in the Russia, Ukraine & Belarus business unit.
In Europe, unit case volume declined 2 percent as a result of a decline in sparkling beverages of 3 percent, partially offset by growth in still beverages of 1 percent. The decline in sparkling beverages reflects the softness in the macroeconomic environment and continuing competitive pressures in the market. The growth in still beverages was led by growth in juices and juice drinks. The group reported a decline in unit case volume of 6 percent in the Central & Southern Europe business unit and volume declines of 2 percent and 1 percent in the Iberia and Northwest Europe & Nordics business units, respectively. Unit case volume in Germany was even.
Unit case volume in Latin America increased 1 percent reflecting growth in still beverages of 6 percent and even sparkling volume. The growth in still beverages was led by packaged water, value-added dairy and sports drinks. Latin America benefited from unit case volume growth of 6 percent and 2 percent in the Latin Center and Brazil business units, respectively, partially offset by a volume decline of 1 percent in the Mexico business unit. The decline in Mexico is primarily due to the impact of a new excise tax that went into effect on January 1, 2014.
In North America, unit case volume was even, reflecting 1 percent growth in still beverages offset by a decline of 1 percent in sparkling beverages. The still beverage growth was led by 8 percent growth in packaged water and 4 percent growth in teas.
Unit case volume in Asia Pacific increased 5 percent, which consisted of 5 percent growth in sparkling beverages and 4 percent growth in still beverages. The growth in sparkling beverages was led by a 5 percent increase in Trademark Sprite, a 4 percent increase in Trademark Fanta and a 3 percent increase in brand Coca-Cola. Still beverage volume growth was led by packaged water and growth in teas and value-added dairy of 6 percent and 10 percent, respectively. China's unit case volume grew 4 percent, led by 5 percent growth in brand Coca-Cola and 6 percent growth in Trademark Fanta. India reported double-digit volume growth, and Japan reported a volume decline of 1 percent, reflecting 1 percent growth in sparkling beverages offset by a 1 percent decline in still beverages.
Unit case volume for Bottling Investments decreased 2 percent. This decrease primarily reflects the deconsolidation of our bottling operations in Brazil during July 2013 as a result of their combination with an independent bottling partner. The unfavorable impact of these transactions on the group's unit case volume results was partially offset by growth in other key markets, including China and India, where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 35 percent and 65 percent of the unit case volume in China and India, respectively.
Year Ended December 31, 2013 versus Year Ended December 31, 2012
In Eurasia and Africa unit case volume increased 7 percent, which consisted of 6 percent growth in sparkling and 13 percent growth in still beverages. The group's sparkling beverage growth was led by 6 percent growth in brand Coca-Cola, 5 percent growth in Trademark Sprite and 3 percent growth in Trademark Fanta. This growth reflects a continued focus on driving exceptional capabilities in the marketplace, integrated marketing campaigns and greater consumer choice in package and price options. Growth in still beverages was led by packaged water, juices and juice drinks, and teas. Russia reported unit case growth of 3 percent, driven by growth of 11 percent in brand Coca-Cola. Still beverage growth in Russia included growth of 7 percent and 24 percent in our juice brands Dobriy and Rich, respectively. Unit case growth in Russia was favorably impacted by the Company's marketing activities related to the Sochi 2014 Winter Olympics and Olympic Torch Relay. Eurasia and Africa also benefited from unit case volume growth of 14 percent in the Company's Middle East & North Africa business unit, including a 5 percent benefit primarily related to our Aujan partnership, and 8 percent growth in the Company's Central, East & West Africa business unit.
Unit case volume in Europe declined 1 percent, which consisted of a 1 percent decline in sparkling beverages and a 5 percent decline in still beverages, primarily packaged water and teas. These declines reflect the impact of particularly poor weather across many countries during the second quarter of 2013, including severe flooding in parts of Germany and Central Europe, competitive pricing, and ongoing weakness in consumer confidence and spending across the region. In spite of these challenges, our Germany business unit reported growth of 2 percent and our Northwest Europe & Nordics business unit reported growth of 1 percent. This growth was driven by the Company's strong commercial campaigns such as "Share a Coke," "Coke with Meals," and the Coca-Cola Christmas Truck Tour. These increases were offset by a decline in unit case volume of 4 percent in the Central & Southern Europe business unit and a volume decline of 3 percent in the Iberia business unit, both of which continue to manage through very tough macroeconomic conditions.
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
In Asia Pacific, unit case volume increased 3 percent, which consisted of 3 percent growth in sparkling beverages and 4 percent growth in still beverages. Sparkling beverage growth was led by 5 percent growth in brand Coca-Cola and 4 percent growth in Trademark Fanta. India reported 4 percent unit case volume growth, led by growth of 18 percent in brand Coca-Cola and 5 percent growth in Trademark Sprite. India's growth reflects the impact of strong integrated marketing campaigns and continued expansion of packaging choices to consumers. Japan's unit case growth was 1 percent during the period, including 2 percent growth in sparkling beverages. China reported unit case volume growth of 3 percent, including volume growth of 4 percent in sparkling beverages and 3 percent in still beverages. The group's volume results also benefited from 25 percent growth in Vietnam and 9 percent growth in Thailand, partially offset by declines of 3 percent in the Philippines and 4 percent in Australia.

Unit case volume for Bottling Investments decreased 17 percent. This decrease primarily reflects the sale of a majority ownership interest in our previously consolidated bottling operations in the Philippines to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") in January 2013, as well as the deconsolidation of our bottling operations in Brazil during July 2013 as a result of their combination with an independent bottling partner. The unfavorable impact of these transactions on the group's unit case volume results was partially offset by growth in other key markets, including China and India, where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 35 percent and 65 percent of the unit case volume in China and India, respectively.
Concentrate Sales Volume
In 2014, worldwide concentrate sales volume grew 2 percent and unit case volume grew 2 percent compared to 2013. After considering the impact of structural changes, concentrate sales volume grew 1 percent during the year ended December 31, 2014. In 2013, concentrate sales volume and unit case volume both grew 2 percent compared to 2012. The differences between concentrate sales volume and unit case volume growth rates for individual operating segments in 2014 and 2013 were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.
Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
(In millions except percentages and per share data)
NET OPERATING REVENUES	$45,998	$46,854	$48,017	(2)%	(2)%
Cost of goods sold	17,889	18,421	19,053	(3)	(3)
GROSS PROFIT	28,109	28,433	28,964	(1)	(2)
GROSS PROFIT MARGIN	61.1%	60.7%	60.3%
Selling, general and administrative expenses	17,218	17,310	17,738	(1)	(2)
Other operating charges	1,183	895	447	*	*
OPERATING INCOME	9,708	10,228	10,779	(5)	(5)
OPERATING MARGIN	21.1%	21.8%	22.4%
Interest income	594	534	471	11	13
Interest expense	483	463	397	4	17
Equity income (loss) — net	769	602	819	28	(27)
Other income (loss) — net	(1,263)	576	137	*	*
INCOME BEFORE INCOME TAXES	9,325	11,477	11,809	(19)	(3)
Income taxes	2,201	2,851	2,723	(23)	5
Effective tax rate	23.6%	24.8%	23.1%
CONSOLIDATED NET INCOME	7,124	8,626	9,086	(17)	(5)
Less: Net income attributable to noncontrolling interests	26	42	67	(38)	(38)
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$7,098	$8,584	$9,019	(17)%	(5)%
BASIC NET INCOME PER SHARE[1]	$1.62	$1.94	$2.00	(16)%	(3)%
DILUTED NET INCOME PER SHARE[1]	$1.60	$1.90	$1.97	(16)%	(4)%

*	Calculation is not meaningful.

[1]	Calculated based on net income attributable to shareowners of The Coca-Cola Company.

Net Operating Revenues
Year Ended December 31, 2014 versus Year Ended December 31, 2013
The Company's net operating revenues decreased $856 million, or 2 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2014 vs. 2013
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	1%	(2)%	1%	(2)%	(2)%
Eurasia & Africa	3%	—%	4%	(8)%	(1)%
Europe	(2)	—	4	2	4
Latin America	—	(4)	8	(10)	(6)
North America	(1)	(1)	1	—	(1)
Asia Pacific	5	1	(2)	(6)	(2)
Bottling Investments	5	(9)	(2)	(2)	(8)
Corporate	*	*	*	*	*
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
Price, product and geographic mix had a favorable 1 percent impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa — favorable price mix in all of the segment's business units;

•
Europe — favorable impact as a result of consolidating the juice and smoothie business of Fresh Trading Ltd. ("innocent") in May 2013 and favorable price mix in the Central & Southern Europe, Northwest Europe & Nordics, and Iberia business units;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in certain markets; and

•	Asia Pacific — unfavorable geographic mix.
The unfavorable impact of foreign currency fluctuations decreased our consolidated net operating revenues by 2 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain other foreign currencies, including the South African rand, Mexican peso, Brazilian real, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and British pound, which had a favorable impact on our Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Net operating revenue growth rates are impacted by sales volume; structural changes; price, product and geographic mix; and foreign currency fluctuations. The size and timing of structural changes are not consistent from period to period. The impact of the Venezuelan Fair Price Law reduced our Latin America segment revenues by 5 percent in 2014.

Year Ended December 31, 2013 versus Year Ended December 31, 2012
The Company's net operating revenues decreased $1,163 million, or 2 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2013 vs. 2012
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	2%	(3)%	1%	(2)%	(2)%
Eurasia & Africa	7%	—%	2%	(7)%	2%
Europe	(1)	—	5	—	4
Latin America	1	(1)	10	(8)	2
North America	—	(1)	1	—	—
Asia Pacific	5	(2)	(4)	(6)	(7)
Bottling Investments	4	(18)	1	(1)	(14)
Corporate	*	*	*	*	*
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
Price, product and geographic mix had a favorable 1 percent impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•
Consolidated — unfavorable impact of geographic mix as a result of growth in our emerging and developing markets exceeding growth in our developed markets. The revenue per unit sold in our emerging markets is generally less than in developed markets;

•	Eurasia and Africa — favorable impact of price increases in a number of key markets partially offset by unfavorable geographic mix;

•	Europe — favorable impact as a result of consolidating innocent as well as price increases in certain markets;

•	Latin America — favorable impact as a result of pricing in all of our business units as well as inflationary environments in certain markets; and

•	Asia Pacific — unfavorable impact of geographic mix as well as shifts in product and package mix within individual markets.
The unfavorable impact of foreign currency fluctuations decreased our consolidated net operating revenues by 2 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain other foreign currencies, including the South African rand, British pound, Brazilian real, Australian dollar and Japanese yen, which impacted the Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and Mexican peso, which had a favorable impact on our Europe, Latin America and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Net Operating Revenues by Operating Segment
Information about our net operating revenues by operating segment as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2014	2013	2012
Eurasia & Africa	5.9%	5.9%	5.6%
Europe	10.5	9.9	9.3
Latin America	10.0	10.1	9.5
North America	46.7	46.1	45.1
Asia Pacific	11.4	11.5	11.9
Bottling Investments	15.2	16.2	18.3
Corporate	0.3	0.3	0.3
	100.0%	100.0%	100.0%
The percentage contribution of each operating segment fluctuates over time due to net operating revenues in certain operating segments growing at a faster rate compared to other operating segments. Net operating revenue growth rates are impacted by sales volume; structural changes; price, product and geographic mix; and foreign currency fluctuations. The size and timing of structural changes are not consistent from period to period. As a result, anticipating the impact of such events on future net operating revenues, and other financial statement line items, usually is not possible. We expect structural changes to have an impact on our consolidated financial statements in future periods. For additional information about the impact of foreign currency fluctuations, refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) PET. The Company hedges certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. The Company recorded losses related to these derivatives of $8 million, $120 million and $110 million during the years ended December 31, 2014, 2013 and 2012, respectively, in the line item cost of goods sold in our consolidated statements of income. Refer to Note 5 of Notes to Consolidated Financial Statements. We do not currently expect changes in commodity costs to have a significant impact on our 2015 gross profit margin as compared to 2014.
Year Ended December 31, 2014 versus Year Ended December 31, 2013
Our gross profit margin increased to 61.1 percent in 2014 from 60.7 percent in 2013. The increase is partially due to the deconsolidation of our Brazilian bottling operations in July 2013 as well as lower commodity costs, primarily in our North America finished goods business, and favorable geographic mix. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information regarding the impact of the deconsolidation of our Brazilian bottling operations.
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
Year Ended December 31, 2013 versus Year Ended December 31, 2012
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

Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2014	2013	2012
Stock-based compensation expense	$209	$227	$259
Advertising expenses	3,499	3,266	3,342
Bottling and distribution expenses	8,381	8,510	8,905
Other operating expenses	5,129	5,307	5,232
Selling, general and administrative expenses	$17,218	$17,310	$17,738
Year Ended December 31, 2014 versus Year Ended December 31, 2013
Selling, general and administrative expenses decreased $92 million, or 1 percent. Foreign currency fluctuations decreased selling, general and administrative expenses by 2 percent. The decrease in stock-based compensation was primarily due to reversals in 2014 of previously recognized expenses related to the Company's long-term incentive compensation programs. The increase in advertising expenses reflects the Company's increased investments to strengthen our brands. This increase was partially offset by a foreign currency exchange impact of 4 percent. The decrease in bottling and distribution expenses is a result of the refranchising of certain territories in North America in 2014 and the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner in July 2013.
In 2015, our pension expense is expected to increase by approximately $100 million compared to 2014. The anticipated increase is primarily due to a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation, unfavorable asset performance compared to our expected return during 2014 and the adoption of more conservative mortality assumptions for U.S. plans partially offset by the impact of approximately $90 million of contributions expected to be made by the Company to our international plans. Refer to the heading "Liquidity, Capital Resources and Financial Position" below for information related to these contributions. Refer to the heading "Critical Accounting Policies and Estimates — Pension Plan Valuations" above and Note 13 of Notes to Consolidated Financial Statements for additional information related to the pension plan assumptions used by the Company.
As of December 31, 2014, we had $437 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 2.2 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 12 of Notes to Consolidated Financial Statements.
Year Ended December 31, 2013 versus Year Ended December 31, 2012
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

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

Year Ended December 31,	2014	2013	2012
Eurasia & Africa	$26	$2	$—
Europe	111	57	(3)
Latin America	295	—	—
North America	281	277	255
Asia Pacific	38	47	1
Bottling Investments	247	194	164
Corporate	185	318	30
Total	$1,183	$895	$447
In 2014, the Company incurred other operating charges of $1,183 million. These charges primarily consisted of $601 million due to the Company's productivity and reinvestment program and $208 million due to the integration of our German bottling and distribution operations. In addition, the Company incurred a charge of $314 million due to a write-down we recorded related to our concentrate sales receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to higher exchange rates. The write-down was recorded as a result of our revised assessment of the U.S. dollar value we expect to realize upon the conversion of the Venezuelan bolivar into U.S. dollars by our bottling partner to pay our concentrate sales receivables. The Company also recorded a loss of $36 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 18 of Notes to Consolidated Financial Statements and see below for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 1 of Notes to Consolidated Financial Statements for additional information on the Venezuelan currency rate change. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments.
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
Productivity and Reinvestment Program
In February 2012, the Company announced a four-year productivity and reinvestment program. This program is designed to assist us in strengthening our brands and reinvesting our resources to drive long-term profitable growth. The first component of this program is a global productivity initiative that will target annualized productivity of $350 million to $400 million. This initiative will be focused on four primary areas: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; and data and information technology systems standardization. The second component of our productivity and reinvestment program relates to additional integration initiatives in North America as a result of our acquisition of CCE's former North America business. The Company has identified incremental synergies, primarily in the area of our North American product supply operations, which will better enable us to service our customers and consumers. We believe these efforts will create annualized productivity of $200 million to $250 million.
As a combined productivity and reinvestment program, the Company anticipates generating annualized productivity of $550 million to $650 million, which will be reinvested in brand-building initiatives.
In February 2014, the Company announced that we are expanding our productivity and reinvestment program to drive an incremental $1 billion in productivity by 2016 that will primarily be redirected into increased media investments. Our incremental productivity goal consists of two relatively equal components. First, expanded savings through global supply chain optimization, data and information technology system standardization, and resource and cost reallocation, which will be reinvested in global brand-building initiatives, with an emphasis on increased media spending. Second, we will be increasing the effectiveness of our marketing investments by transforming our marketing and commercial model to redeploy resources into more consumer-facing marketing investments to accelerate growth.
In October 2014, the Company announced that we are further expanding our productivity and reinvestment program and extending it through 2019. The expansion of the productivity initiatives will focus on four key areas: restructuring the Company's global supply chain, including manufacturing in North America; implementing zero-based budgeting across the organization; streamlining and simplifying the Company's operating model; and further driving increased discipline and efficiency in direct marketing investments. The Company expects that the expanded productivity initiatives will generate an incremental $2 billion in annualized productivity. This productivity will enable the Company to fund marketing initiatives and innovation required to deliver sustainable net revenue growth and will also support margin expansion and increased returns on invested capital over time. Refer to Note 18 of Notes to Consolidated Financial Statements.
We expect to achieve total annualized productivity of approximately $3.6 billion by 2019 from the initiatives implemented under this program since it began in 2012.
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began the integration of 18 German bottling and distribution operations acquired in 2007. Since the integration commenced, the Company has incurred total pretax expenses of $835 million primarily related to involuntary terminations. The Company is currently reviewing other restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of December 31, 2014, the Company had not finalized any additional restructuring plans. The Company does anticipate incurring additional integration costs related to information technology and other initiatives. Refer to Note 18 of Notes to Consolidated Financial Statements.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment on a percentage basis is as follows:

Year Ended December 31,	2014	2013	2012
Eurasia & Africa	11.2%	10.6%	10.0%
Europe	29.4	28.0	27.5
Latin America	23.8	28.4	26.7
North America	25.2	23.8	24.1
Asia Pacific	25.2	24.2	23.3
Bottling Investments	0.1	1.1	1.3
Corporate	(14.9)	(16.1)	(12.9)
Total	100.0%	100.0%	100.0%

Information about our operating margin on a consolidated basis and by operating segment is as follows:

Year Ended December 31,	2014	2013	2012
Consolidated	21.1%	21.8%	22.4%
Eurasia & Africa	39.7%	39.3%	40.0%
Europe	58.9	61.5	66.1
Latin America	50.4	61.3	63.1
North America	11.4	11.3	12.0
Asia Pacific	46.6	46.1	44.3
Bottling Investments	0.1	1.5	1.6
Corporate	*	*	*

*	Calculation is not meaningful.
Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, foreign currency exchange rates unfavorably impacted consolidated operating income by 6 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain other foreign currencies, including the South African rand, Mexican peso, Brazilian real, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and British pound, which had a favorable impact on our Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Operating income for Eurasia and Africa for the years ended December 31, 2014 and 2013 was $1,084 million and $1,087 million, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange rates of 12 percent. The unfavorable impact of the foreign currency exchange rates was offset by favorable pricing across many of the segment's markets.
Operating income for Europe for the years ended December 31, 2014 and 2013 was $2,852 million and $2,859 million, respectively. The Europe group was favorably impacted by foreign currency exchange rate fluctuations of 2 percent. The favorable impact of the foreign currency exchange rate fluctuations was offset by lower concentrate sales volume and increased charges related to the Company’s productivity and reinvestment program.
Operating income for the Latin America segment for the years ended December 31, 2014 and 2013 was $2,316 million and $2,908 million, respectively. Foreign currency exchange rate fluctuations and the Venezuelan Fair Price Law unfavorably impacted operating income by 12 percent and 9 percent, respectively. Operating income was also unfavorably impacted by the write-down of concentrate sales receivables from our local bottling partner in Venezuela. Refer to Note 1 of Notes to Consolidated Financial Statements for additional information on the write-down of receivables. The impact of these items was partially offset by favorable price mix in all of the segment's business units.
North America's operating income for the years ended December 31, 2014 and 2013 was $2,447 million and $2,432 million, respectively. The segment was favorably impacted by positive price mix and lower commodity costs, partially offset by increased marketing investments.
Operating income in Asia Pacific for the years ended December 31, 2014 and 2013 was $2,448 million and $2,478 million, respectively. Operating income was favorably impacted by a 5 percent increase in concentrate sales and a reduction in operating expenses, offset by the unfavorable impact of foreign currency exchange rate fluctuations of 8 percent.
Our Bottling Investments segment's operating income for the years ended December 31, 2014 and 2013 was $9 million and $115 million, respectively. The primary reason for the decrease in operating income was the deconsolidation of the Company's Brazilian bottling operations in July 2013 and increased restructuring expenses incurred by our German bottling operations. In addition, fluctuations in foreign currency unfavorably impacted the segment's 2014 operating income by 4 percent.

The Corporate segment's operating loss for the years ended December 31, 2014 and 2013 was $1,448 million and $1,651 million, respectively. Operating loss in 2013 was unfavorably impacted by a $195 million charge due to the impairment of certain intangible assets.
Year Ended December 31, 2013 versus Year Ended December 31, 2012
In 2013, foreign currency exchange rates unfavorably impacted consolidated operating income by 4 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain other foreign currencies, including the South African rand, British pound, Brazilian real, Australian dollar and Japanese yen, which impacted the Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and Mexican peso, which had a favorable impact on our Europe, Latin America and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
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
Europe’s operating income for the years ended December 31, 2013 and 2012 was $2,859 million and $2,960 million, respectively. In 2013, operating income was minimally impacted by fluctuations in foreign currency exchange rates. Operating margin was unfavorably impacted by higher cost of goods sold and higher operating expenses due to the consolidation of the innocent branded juice and smoothie business. Generally, bottling and finished product operations have higher net operating revenues but lower operating margins when compared to concentrate and syrup operations. During 2013, operating income was reduced by $57 million due to charges related to the Company’s productivity and reinvestment program.
Operating income in Latin America for the years ended December 31, 2013 and 2012 was $2,908 million and $2,879 million, respectively. In 2013, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 10 percent. Operating income for the segment was also impacted by favorable pricing across all of the business units and volume growth in the Latin Center and South Latin business units, partially offset by continued investments in the brands, including investments related to the 2014 FIFA World CupTM.
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
Operating income in Asia Pacific for the years ended December 31, 2013 and 2012 was $2,478 million and $2,516 million, respectively. In 2013, the segment's operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 2 percent and charges of $25 million related to the Company’s productivity and reinvestment program as well as other restructuring initiatives, as compared to $2 million of similar charges in 2012.
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

Interest Income
Year Ended December 31, 2014 versus Year Ended December 31, 2013
Interest income was $594 million in 2014, compared to $534 million in 2013, an increase of $60 million, or 11 percent. The increase primarily reflects higher cash balances and higher average interest rates in certain of our international locations, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
Year Ended December 31, 2013 versus Year Ended December 31, 2012
Interest income was $534 million in 2013, compared to $471 million in 2012, an increase of $63 million, or 13 percent. The increase primarily reflects higher cash balances and an increased return on investments in certain of our international locations as well as additional investments in debt securities and money market funds in connection with the Company's overall cash management strategy.
Interest Expense
Year Ended December 31, 2014 versus Year Ended December 31, 2013
Interest expense was $483 million in 2014, compared to $463 million in 2013, an increase of $20 million, or 4 percent. The increase primarily reflects the impact of additional long-term debt the Company issued during late 2013 and 2014 as well as the unfavorable impact of interest rate swaps. In addition, interest expense in 2013 included charges related to the Company's early extinguishment of long-term debt. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information related to the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities — Debt Financing" below for additional information related to the Company's long-term debt.
Year Ended December 31, 2013 versus Year Ended December 31, 2012
Interest expense was $463 million in 2013, compared to $397 million in 2012, an increase of $66 million, or 17 percent. This increase is primarily due to charges of $53 million the Company recorded on the early extinguishment of certain long-term debt, as well as an overall higher average long-term debt balance in 2013. These charges include both the difference between the reacquisition price and the net carrying amount of the debt extinguished as well as hedge accounting adjustments reclassified from accumulated other comprehensive income to earnings. These increases were partially offset by the favorable impact of interest rate swaps. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information related to the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities — Debt Financing" below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Year Ended December 31, 2014 versus Year Ended December 31, 2013
Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investees. In 2014, equity income was $769 million, compared to equity income of $602 million in 2013, an increase of $167 million, or 28 percent. This increase was primarily due to more favorable operating results reported by several of our equity method investees, a decrease in the impact of unusual or infrequent charges recorded by certain of our equity method investees, and the deconsolidation of our Brazilian bottling operations during 2013, which is now an equity method investee. This increase was partially offset by the unfavorable impact of foreign currency fluctuations.
Year Ended December 31, 2013 versus Year Ended December 31, 2012
In 2013, equity income was $602 million, compared to equity income of $819 million in 2012, a decrease of $217 million, or 27 percent. This decrease reflects, among other items, the unfavorable impact of the challenging economic conditions around the world where many of our equity method investees operate, the impact of unusual or infrequent charges recorded by certain of our equity method investees and fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies. Equity income (loss) — net was also impacted by the consolidation of innocent, previously an equity method investee, and the deconsolidation of our Philippine and Brazilian bottling operations, which are now equity method investees. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information about these transactions.

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
In 2014, other income (loss) — net was a loss of $1,263 million, primarily due to charges of $799 million related to the refranchising of certain territories in North America and foreign exchange losses of $569 million, including a charge of $372 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SICAD 2 exchange rate. These charges were partially offset by dividend income of $51 million and net gains of $45 million related to fluctuations in the carrying value of the Company's trading securities and sales of available-for-sale securities. Refer to Note 1, Note 2 and Note 17 of Notes to Consolidated Financial Statements.
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
Income Taxes
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2016 to 2023. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $265 million, $279 million and $280 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2014		2013		2012
Statutory U.S. federal tax rate	35.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	1.0		1.0		1.1
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(11.5)	[1,2]	(10.3)	[5,6,7]	(9.5)	[10,11]
Reversal of valuation allowances	—		—		(2.4)	[12]
Equity income or loss	(2.2)		(1.4)	[8]	(2.0)
Other operating charges	2.9	[3,4]	1.2	[9]	0.4	[13]
Other — net	(1.6)		(0.7)		0.5
Effective tax rate	23.6%		24.8%		23.1%

[1]
Includes a $6 million tax expense on a pretax net charge of $372 million (or a 1.5 percent impact on our effective tax rate) due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SICAD 2 exchange rate. Refer to Note 1 of Notes to Consolidated Financial Statements.

[2]
Includes a tax expense of $18 million (or a 0.2 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[3]
Includes a tax expense of $55 million on a pretax charge of $352 million (or a 1.9 percent impact on our effective tax rate) primarily due to an impairment of a Venezuelan trademark, a write-down the Company recorded on the concentrate sales receivables from our bottling partner in Venezuela, a charge associated with certain of the Company's fixed assets, and as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 1 and Note 17 of Notes to Consolidated Financial Statements.

[4]
Includes a tax benefit of $191 million on pretax charges of $809 million (or a 1 percent impact on our effective tax rate) primarily related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18 of Notes to Consolidated Financial Statements.

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

[8]
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

[10]
Includes a tax expense of $133 million (or a 1.1 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[11]
Includes a tax expense of $57 million on pretax net gains of $76 million (or a 0.3 percent impact on our effective tax rate) related to the following: a gain recognized as a result of the merger of Andina and Polar; a gain recognized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment; the loss recognized on the then pending sale of a majority ownership interest in our consolidated Philippine bottling operations to Coca-Cola FEMSA; and the expense recorded for the premium the Company paid over the publicly traded market price to acquire an ownership interest in Mikuni. Refer to Note 17 of Notes to Consolidated Financial Statements.

[12]	Relates to a net tax benefit of $283 million associated with the reversal of valuation allowances in certain of the Company's foreign jurisdictions.

[13]
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

As of December 31, 2014, the gross amount of unrecognized tax benefits was $211 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $173 million, exclusive of any benefits related to interest and penalties. The remaining $38 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts is as follows (in millions):

Year Ended December 31,	2014	2013	2012
Beginning balance of unrecognized tax benefits	$230	$302	$320
Increases related to prior period tax positions	13	1	69
Decreases related to prior period tax positions	(2)	(7)	(15)
Increases related to current period tax positions	11	8	23
Decreases related to settlements with taxing authorities	(5)	(4)	(45)
Reductions as a result of a lapse of the applicable statute of limitations	(32)	(59)	(36)
Increases (decreases) from effects of foreign currency exchange rates	(4)	(11)	(14)
Ending balance of unrecognized tax benefits	$211	$230	$302
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $113 million, $105 million and $113 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2014, 2013 and 2012, respectively. Of these amounts, $8 million of expense, $8 million of benefit and $33 million of expense were recognized through income tax expense in 2014, 2013 and 2012, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
Based on current tax laws, the Company's effective tax rate in 2015 is expected to be approximately 22.5 percent before considering the effect of any unusual or special items that may affect our tax rate.
Liquidity, Capital Resources and Financial Position
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2015. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $7,677 million in lines of credit for general corporate purposes as of December 31, 2014. These backup lines of credit expire at various times from 2015 through 2019.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume in 2014. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $19.5 billion as of December 31, 2014. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved mechanism to convert local currency into U.S. dollars in Argentina and Venezuela currently restricts the Company's ability to pay dividends from these locations. The Company has begun to invest cash locally in Argentina and will continue to look for additional investing opportunities in this market as well as Venezuela. As of December 31, 2014, the Company's subsidiaries in Argentina and Venezuela held $230 million and $52 million, respectively, of cash, cash equivalents, short-term investments and marketable securities.

Net operating revenues in the United States were $19.8 billion in 2014, or 43 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Based on all the aforementioned factors, the Company believes its current liquidity position is strong, and we will continue to meet all of our financial obligations and other anticipated cash outflows for the foreseeable future. These obligations and anticipated cash outflows include, but are not limited to, regular quarterly dividends, debt maturities, capital expenditures, share repurchases and obligations included under the heading "Off-Balance Sheet Arrangements and Aggregate Contractual Obligations" below.
Cash Flows from Operating Activities
Net cash provided by operating activities for the years ended December 31, 2014, 2013 and 2012 was $10,615 million, $10,542 million and $10,645 million, respectively.
Cash flows from operating activities increased $73 million, or 1 percent, in 2014 compared to 2013. This increase primarily reflects the incremental pension contributions that were made in the first quarter of 2013 compared to 2014 as well as efficient management of working capital. The increase was partially offset by an unfavorable impact of currency exchange rates during 2014.
Cash flows from operating activities decreased $103 million, or 1 percent, in 2013 compared to 2012. This decrease primarily reflects the impact of foreign currency fluctuations, an increase in tax payments and the effect of the deconsolidation of our Philippine and Brazilian bottling operations during 2013, partially offset by lower pension funding in 2013 compared to 2012. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the deconsolidation of these bottling operations. Refer to the heading "Operations Review — Net Operating Revenues" above for additional information on the impact of foreign currency fluctuations. Refer to Note 13 and Note 14 of Notes to Consolidated Financial Statements for additional information on the pension funding and tax payments.
Cash Flows from Investing Activities
Our cash flows provided by (used in) investing activities are summarized as follows (in millions):

Year Ended December 31,	2014	2013	2012
Purchases of investments	$(17,800)	$(14,782)	$(14,824)
Proceeds from disposals of investments	12,986	12,791	7,791
Acquisitions of businesses, equity method investments and nonmarketable securities	(389)	(353)	(1,486)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	148	872	20
Purchases of property, plant and equipment	(2,406)	(2,550)	(2,780)
Proceeds from disposals of property, plant and equipment	223	111	143
Other investing activities	(268)	(303)	(268)
Net cash provided by (used in) investing activities	$(7,506)	$(4,214)	$(11,404)

Purchases of Investments and Proceeds from Disposals of Investments
In 2014, purchases of investments were $17,800 million and proceeds from disposals of investments were $12,986 million. This activity resulted in a net cash outflow of $4,814 million during 2014. In 2013, purchases of investments were $14,782 million and proceeds from disposals of investments were $12,791 million, resulting in a net cash outflow of $1,991 million. In 2012, purchases of investments were $14,824 million and proceeds from disposals of investments were $7,791 million, resulting in a net cash outflow of $7,033 million. These investments include time deposits that have maturities greater than three months but less than one year and are classified in the line item short-term investments in our consolidated balance sheets. The purchases during the year ended December 31, 2014 include our investment in Keurig, partially offset by the net purchases and proceeds of our short-term investments, that were made as part of the Company's overall cash management strategy. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our investment in Keurig.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
In 2014, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $389 million, which primarily included a joint investment with one of our bottling partners in a dairy company in Ecuador. None of the Company's other acquisitions or investments was individually significant.
In 2013, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $353 million. These activities primarily included our acquisition of the majority of the remaining outstanding shares of innocent and a majority interest in bottling operations in Myanmar.
In 2012, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,486 million. These activities were primarily related to the following: our investments in the existing beverage business of Aujan, one of the largest independent beverage companies in the Middle East; our investment in Mikuni, a bottling partner located in Japan; our acquisition of Sacramento Coca-Cola Bottling Co., Inc. ("Sacramento bottler"); and our acquisition of bottling operations in Vietnam, Cambodia and Guatemala. None of the Company's other acquisitions or investments was individually significant.
Refer to the heading "Operations Review — Structural Changes, Acquired Brands and Newly Licensed Brands" and Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions during the years ended December 31, 2014, 2013 and 2012.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
In 2014, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $148 million, which represented the proceeds from the sale of the Company's distribution assets, certain working capital items, and the grant of exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, to certain unconsolidated bottling partners as part of the North America refranchising. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
In 2013, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $872 million. These proceeds primarily related to the sale of a majority ownership interest in our previously consolidated Philippine bottling operations, and separately, the deconsolidation of our Brazilian bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.

Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the years ended December 31, 2014, 2013 and 2012 were $2,183 million, $2,439 million and $2,637 million, respectively. Total capital expenditures for property, plant and equipment and the percentage of such totals by operating segment were as follows (in millions):

Year Ended December 31,	2014	2013	2012
Capital expenditures	$2,406	$2,550	$2,780
Eurasia & Africa	1.3%	1.6%	1.8%
Europe	2.2	1.3	1.1
Latin America	2.3	2.5	3.2
North America	53.7	53.9	52.0
Asia Pacific	3.2	4.6	3.9
Bottling Investments	26.1	25.2	31.2
Corporate	11.2	10.9	6.8
We expect our annual 2015 capital expenditures to be $2.5 billion to $3.0 billion as we continue to make investments to enable growth in our business and further enhance our operational effectiveness.
Other Investing Activities
In 2014, other investing activities were primarily related to loans to Fairlife, LLC, a value-added dairy joint venture, as well as local investments in Argentina.
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
Cash Flows from Financing Activities
Our cash flows provided by (used in) financing activities were as follows (in millions):

Year Ended December 31,	2014	2013	2012
Issuances of debt	$41,674	$43,425	$42,791
Payments of debt	(36,962)	(38,714)	(38,573)
Issuances of stock	1,532	1,328	1,489
Purchases of stock for treasury	(4,162)	(4,832)	(4,559)
Dividends	(5,350)	(4,969)	(4,595)
Other financing activities	(363)	17	100
Net cash provided by (used in) financing activities	$(3,631)	$(3,745)	$(3,347)
Debt Financing
Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.
As of December 31, 2014, our long-term debt was rated "AA" by Standard & Poor's, "Aa3" by Moody's and "A+" by Fitch. Our commercial paper program was rated "A-1+" by Standard & Poor's, "P-1" by Moody's and "F-1" by Fitch. In assessing our credit strength, all three agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the aggregated balance sheet and other financial information of the Company. In addition, some rating agencies also consider the financial information of certain bottlers, including New CCE, Coca-Cola Amatil Limited, Coca-Cola Bottling Co. Consolidated, Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers' financial performance, changes in the credit rating agencies' methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's equity income could be reduced as a result of the potential increase in interest expense for those bottlers.
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
Issuances and payments of debt included both short-term and long-term financing activities. On December 31, 2014, we had $7,677 million in lines of credit available for general corporate purposes. These backup lines of credit expire at various times from 2015 through 2019. There were no borrowings under these backup lines of credit during 2014. These credit facilities are subject to normal banking terms and conditions.
In 2014, the Company had issuances of debt of $41,674 million, which included net issuances of $317 million of commercial paper and short-term debt with maturities of 90 days or less and $37,799 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $3,558 million, net of related discounts and issuance costs.
During 2014, the Company made payments of $36,962 million, which included $35,921 million for payments of commercial paper and short-term debt with maturities greater than 90 days or less and long-term debt payments of $1,041 million.
In 2013, the Company had issuances of debt of $43,425 million, which included $35,944 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $7,481 million, net of related discounts and issuance costs.
During 2013, the Company made payments of debt of $38,714 million, which included $70 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, $35,199 million of payments of commercial paper and short-term debt with maturities greater than 90 days and long-term debt payments of $3,445 million. The long-term debt payments included the extinguishment of $2,154 million of long-term debt prior to maturity, which resulted in associated charges of $53 million, including hedge accounting adjustments reclassified from accumulated other comprehensive income, in the line item interest expense in our consolidated statement of income during the year ended December 31, 2013.
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
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from CCE of $464 million and $514 million as of December 31, 2014 and 2013, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2014, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 20 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $498 million, $498 million and $574 million in 2014, 2013 and 2012, respectively. Refer to Note 10 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt balances.
Issuances of Stock
The issuances of stock in 2014, 2013 and 2012 were primarily related to the exercise of stock options by Company employees.

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

Year Ended December 31,	2014	2013	2012
Number of shares repurchased (in millions)	98	121	121
Average price per share	$40.97	$39.84	$37.11
Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2014, we have purchased 3.2 billion shares of our Company's common stock at an average price per share of $14.66. In addition to shares repurchased under the share repurchase programs authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. In 2014, we repurchased $4.0 billion of our stock. However, due to the timing of settlements, the total amount of treasury stock purchases that settled during 2014 was $4.2 billion, which includes treasury stock that was purchased and settled during 2014 as well as treasury stock purchased in December 2013 that settled in early 2014. The net impact of the Company's treasury stock issuance and purchase activities in 2014 resulted in a net cash outflow of $2.6 billion. We currently expect to repurchase $2.0 billion to $3.0 billion of our stock during 2015, net of proceeds from the issuance of treasury stock due to the exercise of employee stock options.
Dividends
At its February 2015 meeting, our Board of Directors increased our quarterly dividend by 8 percent, raising it to $0.33 per share, equivalent to a full year dividend of $1.32 per share in 2015. This is our 53rd consecutive annual increase. Our annual common stock dividend was $1.22 per share, $1.12 per share and $1.02 per share in 2014, 2013 and 2012, respectively. The 2014 dividend represented a 9 percent increase from 2013, and the 2013 dividend represented a 10 percent increase from 2012.
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

As of December 31, 2014, we were contingently liable for guarantees of indebtedness owed by third parties of $565 million, of which $155 million was related to VIEs. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees. Management concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable. As of December 31, 2014, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.
Our Company recognizes all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements.

As of December 31, 2014, the Company had $7,677 million in lines of credit for general corporate purposes. These backup lines of credit expire at various times from 2015 through 2019. There were no borrowings under these backup lines of credit during 2014. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which are presently significant to our Company.
Aggregate Contractual Obligations
As of December 31, 2014, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2015	2016-2017	2018-2019	2020 and Thereafter
Short-term loans and notes payable:[1]
Commercial paper borrowings	$19,010	$19,010	$—	$—	$—
Lines of credit and other short-term borrowings	120	120	—	—	—
Current maturities of long-term debt[2]	3,529	3,529	—	—	—
Long-term debt, net of current maturities[2]	18,708	—	4,085	4,327	10,296
Estimated interest payments[3]	5,084	473	908	675	3,028
Accrued income taxes[4]	400	400	—	—	—
Purchase obligations[5]	15,295	9,166	1,028	764	4,337
Marketing obligations[6]	4,043	2,143	944	438	518
Lease obligations	1,162	269	344	217	332
Held-for-sale obligations[7]	63	28	17	10	8
Total contractual obligations	$67,414	$35,138	$7,326	$6,431	$18,519

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

[3]
We calculated estimated interest payments for our long-term debt based on the applicable rates and payment dates. For our variable rate debt, we have assumed the December 31, 2014 rate for all years presented. We typically expect to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

[4]
Refer to Note 14 of Notes to Consolidated Financial Statements for information regarding income taxes. As of December 31, 2014, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, was $314 million, which was not included in the total above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

[5]
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including long-term contractual obligations, open purchase orders, accounts payable and certain accrued liabilities. We expect to fund these obligations with cash flows from operating activities.

[6]	We expect to fund these marketing obligations with cash flows from operating activities.

[7]	Represents liabilities of the Company's North American territories and South African bottling operations that are classified as held for sale.
The total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2014, was $2,683 million. Refer to Note 13 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.
We generally expect to fund all future contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations.

As of December 31, 2014, the projected benefit obligation of the U.S. qualified pension plans was $7,041 million, and the fair value of plan assets was $6,343 million. The projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $3,305 million, and the fair value of all other pension plan assets was $2,559 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as certain unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain associates, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate annual benefit payments for these unfunded pension plans to be approximately $73 million in 2015 and remain near that level through 2027, decreasing annually thereafter. Refer to Note 13 of Notes to Consolidated Financial Statements.
In 2015, we expect to contribute an additional $90 million to our international pension plans. Refer to Note 13 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our various plans in the table above.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2014, our self-insurance reserves totaled $530 million. Refer to Note 11 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2014, were $6,086 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is not included in the total contractual obligations table because we believe that presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Additionally, as of December 31, 2014, the Company had entered into agreements related to the following future investing activities which are not included in the table above:
In May 2014, the Company entered into an agreement with Credit Suisse Capital LLC ("CS") to purchase additional shares of Keurig which would increase the Company's equity position to a 16 percent interest based on the total number of issued and outstanding shares of Keurig as of May 1, 2014. Under the agreement, the Company will purchase from CS, on a date selected by CS no later than February 2015, the lesser of (1) 6.5 million shares of Keurig or (2) the number of shares that shall cause our ownership to equal 16 percent. The purchase price per share will be the average of the daily volume-weighted average price per share from May 15, 2014, to the date selected by CS, as adjusted in certain circumstances specified in the agreement. CS will have exclusive ownership and control over any such shares until delivered to the Company. In February 2015, the Company purchased 6.4 million shares from CS under this agreement for a total purchase price of $830 million.
In August 2014, the Company and Monster entered into definitive agreements for a long-term strategic relationship in the global energy drink category. Upon closing of the related transactions, which is expected to take place in the second quarter of 2015, the Company will make a net cash payment of $2.15 billion to Monster. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on these agreements.
In November 2014, Coca-Cola Amatil Limited ("Coca-Cola Amatil"), an equity method investee, and the Company announced they had reached an agreement under which the Company would invest $500 million for a 29 percent interest in PT Coca-Cola Bottling Indonesia, a subsidiary of Coca-Cola Amatil. This proposed investment is expected to close in mid to late 2015.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
In 2014, we used 71 functional currencies. Due to our global operations, weakness in some of these currencies might be offset by strength in others. In 2014, 2013 and 2012, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2014	2013	2012
All operating currencies	(5)%	(5)%	(6)%
Brazilian real	(10)%	(9)%	(14)%
Mexican peso	(4)	4	(7)
Australian dollar	(7)	(6)	—
South African rand	(12)	(13)	(12)
British pound	6	(2)	(1)
Euro	1	3	(9)
Japanese yen	(8)	(18)	2
These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in foreign currency exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on our net income and earnings per share.
The total currency impact on net operating revenues, including the effect of our hedging activities, was a decrease of 2 percent in both 2014 and 2013. The total currency impacts on income before income taxes, including the effect of our hedging activities, were decreases of 9 percent in 2014 and 5 percent in 2013. Based on current spot rates and our existing hedge positions, we estimate that currency will have an unfavorable impact of 5 percent on net operating revenues and an unfavorable impact of 7 to 8 percent on income before income taxes for the full year of 2015. For the first quarter of 2015, we estimate that currency will have an unfavorable impact of 6 percent on net operating revenues and an unfavorable impact of 8 percent on income before income taxes.
Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are included as a component of other income (loss) — net in our consolidated financial statements. Refer to the heading "Operations Review — Other Income (Loss) — Net" above. The Company recorded foreign currency exchange losses of $569 million, $162 million and $2 million in 2014, 2013 and 2012, respectively.
Hyperinflationary Economies
A hyperinflationary economy is one that has cumulative inflation of 100 percent or more over a three-year period. In accordance with accounting principles generally accepted in the United States, local subsidiaries in hyperinflationary economies are required to use the U.S. dollar as their functional currency and remeasure the monetary assets and liabilities not denominated in U.S. dollars using the rate applicable to conversion of a currency for purposes of dividend remittances. All exchange gains and losses resulting from remeasurement are recognized currently in income.
Venezuela has been designated as a hyperinflationary economy. In February 2013, the Venezuelan government devalued its currency to an official rate of exchange ("official rate") of 6.3 bolivars per U.S. dollar. At that time, the Company remeasured the net monetary assets of our Venezuelan subsidiary at the official rate. As a result of the devaluation, we recognized a loss of $140 million from remeasurement in the line item other income (loss) — net in our consolidated statement of income.
Beginning in the first quarter of 2014, the Venezuelan government recognized three legal exchange rates to convert bolivars to the U.S. dollar: 1) the official rate of 6.3 bolivars per U.S. dollar; 2) SICAD 1, which is available to foreign investments and designated industry sectors to exchange a limited volume of bolivars for U.S. dollars using a bid rate established at weekly auctions; and 3) SICAD 2, which applies to transactions that do not qualify for either the official rate or SICAD 1. As of March 28, 2014, the three legal exchange rates were 6.3 (official rate), 10.8 (SICAD 1) and 50.9 (SICAD 2). We determined that the SICAD 1 rate was the most appropriate rate to use for remeasurement given our circumstances and estimates of the applicable rate at which future transactions could be settled, including the payment of dividends. Therefore, as of March 28, 2014, we remeasured the net monetary assets of our Venezuelan subsidiary using an exchange rate of 10.8 bolivars per U.S. dollar, resulting in a charge of $226 million recorded in the line item other income (loss) — net in our consolidated statement of income.
In December 2014, due to the continued lack of liquidity and increasing economic uncertainty, the Company reevaluated the rate that should be used to remeasure the monetary assets and liabilities of our Venezuelan subsidiary. As of December 31, 2014, we determined that the SICAD 2 rate of 50 bolivars per U.S. dollar was the most appropriate legally available rate and remeasured the net monetary assets of our Venezuelan subsidiary, resulting in a charge of $146 million recorded in the line item other income (loss) — net in our consolidated statement of income. In February 2015, the Venezuelan government replaced the SICAD 2 rate with a new open market exchange system, SIMADI. As a result of this change, management is currently evaluating which of the three legally available rates is the most appropriate to use for the remeasurement of the net monetary assets of our Venezuelan subsidiary in the future. Our equity method investee that has bottling operations in Venezuela is also evaluating which of these rates is the most appropriate to use for the remeasurement of the net monetary assets of their Venezuelan subsidiary in the future.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the year ended December 31, 2014, as a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expect to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded a write-down of $296 million recorded in the line item other operating charges in our consolidated statement of income.
We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela. In January 2014, the Venezuelan government enacted a new law which imposes limits on profit margins earned in the country, reducing the Company's cash flows for as long as the law remains in effect. As a result of this law and the Company's revised expectations regarding the convertibility of the local currency, we recognized an impairment charge of $18 million during the year ended December 31, 2014, recorded in the line item other operating charges in our consolidated statement of income. Further government regulation or changes in exchange rates could result in additional impairments of these intangible assets.
As of December 31, 2014, the combined value of the net monetary assets of our Venezuelan subsidiary, the concentrate sales receivables from our bottling partner and the intangible assets associated with products sold in Venezuela was $180 million. Included in this combined value is $52 million of cash and cash equivalents. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion. If the bolivar devalues further, it would likely result in our Company recognizing additional foreign currency exchange losses, write-downs of receivables or impairment charges and our share of any charges recorded by our equity method investee.
Impact of Inflation and Changing Prices
Inflation affects the way we operate in many markets around the world. In general, we believe that, over time, we are able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's consolidated balance sheet (in millions):

December 31,	2014	2013	Increase (Decrease)		Percent Change
Cash and cash equivalents	$8,958	$10,414	$(1,456)		(14)%
Short-term investments	9,052	6,707	2,345		35
Marketable securities	3,665	3,147	518		16
Trade accounts receivable — net	4,466	4,873	(407)		(8)
Inventories	3,100	3,277	(177)		(5)
Prepaid expenses and other assets	3,066	2,886	180		6
Assets held for sale	679	—	679		100
Equity method investments	9,947	10,393	(446)		(4)
Other investments	3,678	1,119	2,559		229
Other assets	4,407	4,661	(254)		(5)
Property, plant and equipment — net	14,633	14,967	(334)		(2)
Trademarks with indefinite lives	6,533	6,744	(211)		(3)
Bottlers' franchise rights with indefinite lives	6,689	7,415	(726)		(10)
Goodwill	12,100	12,312	(212)		(2)
Other intangible assets	1,050	1,140	(90)		(8)
Total assets	$92,023	$90,055	$1,968		2%
Accounts payable and accrued expenses	$9,234	$9,577	$(343)		(4)%
Loans and notes payable	19,130	16,901	2,229		13
Current maturities of long-term debt	3,552	1,024	2,528		247
Accrued income taxes	400	309	91		29
Liabilities held for sale	58	—	58		100
Long-term debt	19,063	19,154	(91)		—
Other liabilities	4,389	3,498	891		25
Deferred income taxes	5,636	6,152	(516)		(8)
Total liabilities	$61,462	$56,615	$4,847		9%
Net assets	$30,561	$33,440	$(2,879)	[1]	(9)%

[1]	Includes a decrease in net assets of $2,382 million resulting from foreign currency translation adjustments in various balance sheet accounts.
The table above includes the impact of the following transactions and events:

•
Cash and cash equivalents, short-term investments and marketable securities increased $1,407 million, or 7 percent, as a combined group. This increase reflects the Company's overall cash management strategy. A majority of the Company's consolidated cash and cash equivalents, short-term investments and marketable securities are held by foreign subsidiaries.

•	Trade accounts receivable — net decreased $407 million, or 8 percent, primarily due to the write-down of concentrate sales receivables from our bottling partner in Venezuela.

•
Assets held for sale increased $679 million and liabilities held for sale increased $58 million due primarily to certain North American territories, our South African bottling operations and related investments, and the assets held by the Company's global energy drink business being classified as held for sale. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on these transactions.

•
Other investments increased $2,559 million, or 229 percent, primarily due to the Company's investment in Keurig, which is accounted for as an available-for-sale security. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on this investment.

•
Loans and notes payable increased $2,229 million, or 13 percent, and current maturities of long-term debt increased $2,528 million, or 247 percent, primarily due to the net issuances of commercial paper during 2014, and the reclassification of long-term debt that is scheduled to mature within a year from the line item long-term debt.

•
Long-term debt decreased $91 million due to the reclassification of certain portions of the Company's long-term debt into the line item current maturities of long-term debt since it is scheduled to mature within a year, offset by the issuances of debt during the year ended December 31, 2014.

•
Other liabilities increased $891 million, or 25 percent, primarily due to the increase in pension plan liabilities as a result of a decrease in the weighted-average discount rate and unfavorable pension asset performance compared to our expected return during 2014, partially offset by current year contributions. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on the Company's pension plans.

•
Deferred income taxes decreased $516 million, or 8 percent, primarily due to the impact related to the net changes in the Company's U.S. pension plan assumptions as well as the impact of the refranchising of certain North American territories. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the North America refranchising and Note 13 of Notes to Consolidated Financial Statements for additional information on the Company's deferred income taxes.

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
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2014, we used 71 functional currencies and generated $26,235 million of our net operating revenues from operations outside the United States; therefore, weakness in one particular currency might be offset by strength in other currencies over time. We use derivative financial instruments to further reduce our net exposure to foreign currency fluctuations.
Our Company enters into forward exchange contracts and purchases currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. Additionally, we enter into forward exchange contracts to offset the earnings impact related to foreign currency fluctuations on certain monetary assets and liabilities. We also enter into forward exchange contracts as hedges of net investments in international operations.
The total notional values of our foreign currency derivatives were $23,553 million and $15,341 million as of December 31, 2014 and 2013, respectively. This total includes derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. The fair value of the contracts that qualify for hedge accounting resulted in an asset of $996 million as of December 31, 2014. At the end of 2014, we estimate that a 10 percent weakening of the U.S. dollar would have eliminated the net unrealized gain and created an unrealized loss of $103 million. The fair value of the contracts that do not qualify for hedge accounting resulted in an asset of $221 million, and we estimate that a 10 percent weakening of the U.S. dollar would have increased our net gains by $304 million.

Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt versus long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
Based on the Company's variable-rate debt and derivative instruments outstanding as of December 31, 2014, a 1 percentage point increase in interest rates would have increased interest expense by $148 million in 2014. However, this increase in interest expense would have been partially offset by the increase in interest income related to higher interest rates.
The Company is exposed to interest rate risk related to its investments in highly liquid securities. These investments are primarily managed by external managers within the guidelines of the Company's investment policy. Our policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. In addition, our policy limits the amount of credit exposure to any one issuer. We estimate that a 1 percentage point increase in interest rates would result in a $57 million decrease in the fair market value of the portfolio.
Commodity Prices
The Company is subject to market risk with respect to commodity price fluctuations, principally related to our purchases of sweeteners, metals, juices, PET and fuels. We manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing and distribution business. We also use derivative financial instruments to manage our exposure to commodity risks at times. Certain of these derivatives do not qualify for hedge accounting, but they are effective economic hedges that help the Company mitigate the price risk associated with the purchases of materials used in our manufacturing processes and the fuel used to operate our extensive vehicle fleet.
Open commodity derivatives that qualify for hedge accounting had notional values of $9 million and $26 million as of December 31, 2014 and 2013, respectively. The fair value of the contracts that qualify for hedge accounting resulted in a liability of $1 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have resulted in a net loss of $2 million.
Open commodity derivatives that do not qualify for hedge accounting had notional values of $816 million and $1,441 million as of December 31, 2014 and 2013, respectively. The fair value of the contracts that do not qualify for hedge accounting resulted in a liability of $163 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have increased unrealized losses to a loss of $205 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2014	2013	2012
(In millions except per share data)
NET OPERATING REVENUES	$45,998	$46,854	$48,017
Cost of goods sold	17,889	18,421	19,053
GROSS PROFIT	28,109	28,433	28,964
Selling, general and administrative expenses	17,218	17,310	17,738
Other operating charges	1,183	895	447
OPERATING INCOME	9,708	10,228	10,779
Interest income	594	534	471
Interest expense	483	463	397
Equity income (loss) — net	769	602	819
Other income (loss) — net	(1,263)	576	137
INCOME BEFORE INCOME TAXES	9,325	11,477	11,809
Income taxes	2,201	2,851	2,723
CONSOLIDATED NET INCOME	7,124	8,626	9,086
Less: Net income attributable to noncontrolling interests	26	42	67
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$7,098	$8,584	$9,019
BASIC NET INCOME PER SHARE[1]	$1.62	$1.94	$2.00
DILUTED NET INCOME PER SHARE[1]	$1.60	$1.90	$1.97
AVERAGE SHARES OUTSTANDING	4,387	4,434	4,504
Effect of dilutive securities	63	75	80
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,450	4,509	4,584

[1]	Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2014	2013	2012
(In millions)
CONSOLIDATED NET INCOME	$7,124	$8,626	$9,086
Other comprehensive income:
Net foreign currency translation adjustment	(2,382)	(1,187)	(182)
Net gain (loss) on derivatives	357	151	99
Net unrealized gain (loss) on available-for-sale securities	714	(80)	178
Net change in pension and other benefit liabilities	(1,039)	1,066	(668)
TOTAL COMPREHENSIVE INCOME	4,774	8,576	8,513
Less: Comprehensive income (loss) attributable to noncontrolling interests	21	39	105
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$4,753	$8,537	$8,408
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2014	2013
(In millions except par value)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,958	$10,414
Short-term investments	9,052	6,707
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	18,010	17,121
Marketable securities	3,665	3,147
Trade accounts receivable, less allowances of $331 and $61, respectively	4,466	4,873
Inventories	3,100	3,277
Prepaid expenses and other assets	3,066	2,886
Assets held for sale	679	—
TOTAL CURRENT ASSETS	32,986	31,304
EQUITY METHOD INVESTMENTS	9,947	10,393
OTHER INVESTMENTS	3,678	1,119
OTHER ASSETS	4,407	4,661
PROPERTY, PLANT AND EQUIPMENT — net	14,633	14,967
TRADEMARKS WITH INDEFINITE LIVES	6,533	6,744
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	6,689	7,415
GOODWILL	12,100	12,312
OTHER INTANGIBLE ASSETS	1,050	1,140
TOTAL ASSETS	$92,023	$90,055
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,234	$9,577
Loans and notes payable	19,130	16,901
Current maturities of long-term debt	3,552	1,024
Accrued income taxes	400	309
Liabilities held for sale	58	—
TOTAL CURRENT LIABILITIES	32,374	27,811
LONG-TERM DEBT	19,063	19,154
OTHER LIABILITIES	4,389	3,498
DEFERRED INCOME TAXES	5,636	6,152
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	13,154	12,276
Reinvested earnings	63,408	61,660
Accumulated other comprehensive income (loss)	(5,777)	(3,432)
Treasury stock, at cost — 2,674 and 2,638 shares, respectively	(42,225)	(39,091)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	30,320	33,173
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	241	267
TOTAL EQUITY	30,561	33,440
TOTAL LIABILITIES AND EQUITY	$92,023	$90,055
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2014	2013	2012
(In millions)
OPERATING ACTIVITIES
Consolidated net income	$7,124	$8,626	$9,086
Depreciation and amortization	1,976	1,977	1,982
Stock-based compensation expense	209	227	259
Deferred income taxes	(40)	648	632
Equity (income) loss — net of dividends	(371)	(201)	(426)
Foreign currency adjustments	415	168	(130)
Significant (gains) losses on sales of assets — net	831	(670)	(98)
Other operating charges	761	465	166
Other items	149	234	254
Net change in operating assets and liabilities	(439)	(932)	(1,080)
Net cash provided by operating activities	10,615	10,542	10,645
INVESTING ACTIVITIES
Purchases of investments	(17,800)	(14,782)	(14,824)
Proceeds from disposals of investments	12,986	12,791	7,791
Acquisitions of businesses, equity method investments and nonmarketable securities	(389)	(353)	(1,486)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	148	872	20
Purchases of property, plant and equipment	(2,406)	(2,550)	(2,780)
Proceeds from disposals of property, plant and equipment	223	111	143
Other investing activities	(268)	(303)	(268)
Net cash provided by (used in) investing activities	(7,506)	(4,214)	(11,404)
FINANCING ACTIVITIES
Issuances of debt	41,674	43,425	42,791
Payments of debt	(36,962)	(38,714)	(38,573)
Issuances of stock	1,532	1,328	1,489
Purchases of stock for treasury	(4,162)	(4,832)	(4,559)
Dividends	(5,350)	(4,969)	(4,595)
Other financing activities	(363)	17	100
Net cash provided by (used in) financing activities	(3,631)	(3,745)	(3,347)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(934)	(611)	(255)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the year	(1,456)	1,972	(4,361)
Balance at beginning of year	10,414	8,442	12,803
Balance at end of year	$8,958	$10,414	$8,442
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

Year Ended December 31,	2014	2013	2012
(In millions except per share data)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	4,402	4,469	4,526
Purchases of treasury stock	(98)	(121)	(121)
Treasury stock issued to employees related to stock compensation plans	62	54	64
Balance at end of year	4,366	4,402	4,469
COMMON STOCK	$1,760	$1,760	$1,760
CAPITAL SURPLUS
Balance at beginning of year	12,276	11,379	10,332
Stock issued to employees related to stock compensation plans	526	569	640
Tax benefit (charge) from stock compensation plans	169	144	144
Stock-based compensation	209	227	259
Other activities	(26)	(43)	4
Balance at end of year	13,154	12,276	11,379
REINVESTED EARNINGS
Balance at beginning of year	61,660	58,045	53,621
Net income attributable to shareowners of The Coca-Cola Company	7,098	8,584	9,019
Dividends (per share — $1.22, $1.12 and $1.02 in 2014, 2013 and 2012, respectively)	(5,350)	(4,969)	(4,595)
Balance at end of year	63,408	61,660	58,045
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(3,432)	(3,385)	(2,774)
Net other comprehensive income (loss)	(2,345)	(47)	(611)
Balance at end of year	(5,777)	(3,432)	(3,385)
TREASURY STOCK
Balance at beginning of year	(39,091)	(35,009)	(31,304)
Stock issued to employees related to stock compensation plans	891	745	786
Purchases of treasury stock	(4,025)	(4,827)	(4,491)
Balance at end of year	(42,225)	(39,091)	(35,009)
TOTAL EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$30,320	$33,173	$32,790
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Balance at beginning of year	$267	$378	$286
Net income attributable to noncontrolling interests	26	42	67
Net foreign currency translation adjustment	(5)	(3)	38
Dividends paid to noncontrolling interests	(25)	(58)	(48)
Acquisition of interests held by noncontrolling owners	—	(34)	(15)
Contributions by noncontrolling interests	—	6	—
Business combinations	(22)	25	50
Deconsolidation of certain entities	—	(89)	—
TOTAL EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$241	$267	$378
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
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations, bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for 1.9 billion of the approximately 57 billion servings of all beverages consumed worldwide every day.
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
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to profit guarantees or subordinated financial support. Refer to Note 11. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $2,274 million and $2,171 million as of December 31, 2014 and 2013, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $266 million and $284 million as of December 31, 2014 and 2013, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
Creditors of our VIEs do not have recourse against the general credit of the Company, regardless of whether they are accounted for as consolidated entities.
Assets and Liabilities Held for Sale
Our Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in our consolidated balance sheet. Refer to Note 2.
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
Amortization expense for infrastructure programs was $72 million, $69 million and $86 million in 2014, 2013 and 2012, respectively. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $7.0 billion, $6.9 billion and $6.1 billion in 2014, 2013 and 2012, respectively.
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $3.5 billion, $3.3 billion and $3.3 billion in 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, advertising and production costs of $228 million and $363 million, respectively, were primarily recorded in the line item prepaid expenses and other assets in our consolidated balance sheets.
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

Shipping and Handling Costs
Shipping and handling costs related to the movement of finished goods from manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our consolidated statements of income. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in the line item selling, general and administrative expenses in our consolidated statements of income. During the years ended December 31, 2014, 2013 and 2012, the Company recorded shipping and handling costs of $2.7 billion, $2.7 billion and $2.8 billion, respectively, in the line item selling, general and administrative expenses. Our customers do not pay us separately for shipping and handling costs related to finished goods.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 38 million, 28 million and 34 million stock option awards were excluded from the computations of diluted net income per share in 2014, 2013 and 2012, respectively, because the awards would have been antidilutive for the years presented.
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
We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities, other than investments accounted for under the equity method, are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as either trading or available-for-sale securities with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in other income (loss) — net in our consolidated statements of income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI"), except for the change in fair value attributable to the currency risk being hedged, if applicable, which is included in other income (loss) — net in our consolidated statements of income. Trading securities are reported as either marketable securities or other assets in our consolidated balance sheets. Securities classified as available-for-sale are reported as either marketable securities, other investments or other assets in our consolidated balance sheets, depending on the length of time we intend to hold the investment. Refer to Note 3.
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

Year Ended December 31,	2014	2013	2012
Balance at beginning of year	$61	$53	$83
Net charges to costs and expenses[1]	308	30	5
Write-offs	(13)	(14)	(19)
Other[2]	(25)	(8)	(16)
Balance at end of year	$331	$61	$53

[1]	The increase in 2014 was primarily related to concentrate sales receivables from our bottling partner in Venezuela. See Hyperinflationary Economies discussion below for additional information.
2 Other includes foreign currency translation and the impact of transferring certain assets to assets held for sale. See Note 2.
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

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; and machinery, equipment and vehicle fleet: 20 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement. Depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale, even if the asset or disposal group continues to generate revenue during the period. Depreciation expense, including the depreciation expense of assets under capital lease, totaled $1,716 million, $1,727 million and $1,704 million in 2014, 2013 and 2012, respectively. Amortization expense for leasehold improvements totaled $20 million, $16 million and $19 million in 2014, 2013 and 2012, respectively.
Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use. Refer to Note 7.
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
When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.
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
The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, prior to completing the impairment test described above. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment. During 2014, the Company performed qualitative assessments on less than 10 percent of our indefinite-lived intangible assets balance.

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
The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing. During 2014, the Company performed qualitative assessments on less than 10 percent of our consolidated goodwill balance.
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
Stock-Based Compensation
Our Company sponsors stock option and restricted stock award plans. The fair value of our stock option grants is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The Company recognizes compensation expense on a straight-line basis over the period the grant is earned by the employee, generally four years.
The fair value of our restricted stock awards is the quoted market value of the Company's stock on the grant date less the present value of the expected dividends not received during the relevant holding period. For certain restricted stock awards granted beginning in 2014, the Company includes a relative total shareowner return ("TSR") modifier to determine the number of restricted shares or share units earned at the end of the performance period. For these awards, the number of restricted shares or share units earned based on the certified achievement of the predefined performance criteria will be reduced or increased if total shareowner return over the performance period relative to a predefined compensation comparator group of companies falls outside of a defined range. The fair value of performance share units that include the TSR modifier is determined using a Monte Carlo valuation model.
In the period it becomes probable that the minimum performance criteria specified in the restricted stock award plan will be achieved, we recognize expense for the proportionate share of the total fair value of the award related to the vesting period that has already lapsed. The remaining fair value of the award is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that we will achieve the minimum performance criteria specified in the plan, we reverse all of the previously recognized compensation expense in the period such a determination is made. Refer to Note 12.
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
Hyperinflationary Economies
A hyperinflationary economy is one that has cumulative inflation of 100 percent or more over a three-year period. In accordance with accounting principles generally accepted in the United States, local subsidiaries in hyperinflationary economies are required to use the U.S. dollar as their functional currency and remeasure the monetary assets and liabilities not denominated in U.S. dollars using the rate applicable to conversion of a currency for purposes of dividend remittances. All exchange gains and losses resulting from remeasurement are recognized currently in income.
Venezuela has been designated as a hyperinflationary economy. In February 2013, the Venezuelan government devalued its currency to an official rate of exchange ("official rate") of 6.3 bolivars per U.S. dollar. At that time, the Company remeasured the net monetary assets of our Venezuelan subsidiary at the official rate. As a result of the devaluation, we recognized a loss of $140 million from remeasurement in the line item other income (loss) — net in our consolidated statement of income.
Beginning in the first quarter of 2014, the Venezuelan government recognized three legal exchange rates to convert bolivars to the U.S. dollar: 1) the official rate of 6.3 bolivars per U.S. dollar; 2) SICAD 1, which is available to foreign investments and designated industry sectors to exchange a limited volume of bolivars for U.S. dollars using a bid rate established at weekly auctions; and 3) SICAD 2, which applies to transactions that do not qualify for either the official rate or SICAD 1. As of March 28, 2014, the three legal exchange rates were 6.3 (official rate), 10.8 (SICAD 1) and 50.9 (SICAD 2). We determined that the SICAD 1 rate was the most appropriate rate to use for remeasurement given our circumstances and estimates of the applicable rate at which future transactions could be settled, including the payment of dividends. Therefore, as of March 28, 2014, we remeasured the net monetary assets of our Venezuelan subsidiary using an exchange rate of 10.8 bolivars per U.S. dollar, resulting in a charge of $226 million recorded in the line item other income (loss) — net in our consolidated statement of income.

In December 2014, due to the continued lack of liquidity and increasing economic uncertainty, the Company reevaluated the rate that should be used to remeasure the monetary assets and liabilities of our Venezuelan subsidiary. As of December 31, 2014, we determined that the SICAD 2 rate of 50 bolivars per U.S. dollar was the most appropriate legally available rate and remeasured the net monetary assets of our Venezuelan subsidiary, resulting in a charge of $146 million recorded in the line item other income (loss) — net in our consolidated statement of income.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the year ended December 31, 2014, as a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expect to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded a write-down of $296 million recorded in the line item other operating charges in our consolidated statement of income.
We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela. In January 2014, the Venezuelan government enacted a new law which imposes limits on profit margins earned in the country, reducing the Company's cash flows for as long as the law remains in effect. As a result of this law and the Company's revised expectations regarding the convertibility of the local currency, we recognized an impairment charge of $18 million during the year ended December 31, 2014, recorded in the line item other operating charges in our consolidated statement of income. Further government regulation or changes in exchange rates could result in additional impairments of these intangible assets.
As of December 31, 2014, the combined value of the net monetary assets of our Venezuelan subsidiary, the concentrate sales receivables from our bottling partner and the intangible assets associated with products sold in Venezuela was $180 million. Included in this combined value is $52 million of cash and cash equivalents. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion. If the bolivar devalues further, it would likely result in our Company recognizing additional foreign currency exchange losses, write-downs of receivables or impairment charges and our share of any charges recorded by our equity method investee.
Recently Issued Accounting Guidance
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. The impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.
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

NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2014, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $389 million and primarily included a joint investment with one of our bottling partners in a dairy company in Ecuador, which is accounted for under the equity method of accounting.
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
During 2012, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,486 million. These payments were primarily related to the following: our investments in the existing beverage business of Aujan Industries Company J.S.C. ("Aujan"), one of the largest independent beverage companies in the Middle East; our investment in Mikuni Coca-Cola Bottling Co., Ltd. ("Mikuni"), a bottling partner located in Japan; our acquisition of Sacramento Coca-Cola Bottling Co., Inc. ("Sacramento bottler"); and our acquisition of bottling operations in Vietnam, Cambodia and Guatemala. The Company's investment in Mikuni was accounted for under the equity method of accounting prior to 2013, when this investment was merged with three other bottlers to form Coca-Cola East Japan Bottling Company, Ltd. ("CCEJ"). Refer to Note 17 for details on this transaction. The Company paid $820 million during 2012 under its definitive agreement with Aujan in exchange for an ownership interest of 50 percent in the entity that holds the rights in certain territories to brands produced and distributed by Aujan and an ownership interest of 49 percent in Aujan's bottling and distribution operations in certain territories. The Company's investments in Aujan are being accounted for under the equity method of accounting.
Green Mountain Coffee Roasters, Inc.
In February 2014, the Company and Green Mountain Coffee Roasters, Inc., now known as Keurig Green Mountain, Inc. ("Keurig"), entered into a 10-year global strategic agreement to collaborate on the development and introduction of the Company’s global brand portfolio for use in Keurig’s forthcoming Keurig KoldTM at-home beverage system. Under the agreement, the companies will cooperate to bring the Keurig KoldTM beverage system to consumers around the world, and Keurig will be the Company's exclusive partner for the production and sale of our branded single-serve, pod-based cold beverages. Together we will also explore future opportunities to collaborate on the Keurig® platform. In an effort to align long-term interests, we also entered into an agreement to purchase a 10 percent equity position in Keurig, and on February 27, 2014, the Company purchased the newly issued shares in Keurig for approximately $1,265 million, including transaction costs of $14 million.
In May 2014, the Company purchased additional shares of Keurig in the market for $302 million, which represented an additional 2 percent equity position in Keurig. We account for the investment in Keurig as an available-for-sale security, which is included in the line item other investments in our consolidated balance sheet. These purchases were included in the line item purchases of investments in our consolidated statement of cash flows.
Subsequent to these purchases, the Company entered into an agreement with Credit Suisse Capital LLC ("CS") to purchase additional shares of Keurig which would increase the Company's equity position to a 16 percent interest based on the total number of issued and outstanding shares of Keurig as of May 1, 2014. Under the agreement, the Company will purchase from CS, on a date selected by CS no later than February 2015, the lesser of (1) 6.5 million shares of Keurig or (2) the number of shares that shall cause our ownership to equal 16 percent. The purchase price per share will be the average of the daily volume-weighted average price per share from May 15, 2014, to the date selected by CS, as adjusted in certain circumstances specified in the agreement. CS will have exclusive ownership and control over any such shares until delivered to the Company. This agreement with CS qualifies as a derivative, and the changes in its fair value are immediately recognized into earnings.
Coca-Cola Erfrischungsgetränke AG
In conjunction with the Company's acquisition of 18 German bottling and distribution operations in 2007, the former owners received put options to sell their respective shares in Coca-Cola Erfrischungsgetränke AG ("CCEAG") back to the Company in January 2014. The Company paid $503 million to purchase these shares, which was included in the line item other financing activities in our consolidated statement of cash flows, resulting in 100 percent ownership of CCEAG.

Divestitures
During 2014, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $148 million, which primarily represented the proceeds from the refranchising of certain of our territories in North America.
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
North America Refranchising
In conjunction with implementing a new beverage partnership model in North America, the Company refranchised territories that were previously managed by CCR to certain of our unconsolidated bottling partners. These territories border these bottlers' existing territories, allowing each bottler to better service local customers and provide more efficient execution. Through the execution of comprehensive beverage agreements ("CBAs") with each of the bottlers, we granted certain exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products as defined by the CBA. Under the arrangement for these territories, CCR retains the rights to produce these beverage products, and the bottlers will purchase from CCR substantially all of the related finished products needed in order to service the customers in these territories. Each CBA has a term of 10 years and is renewable by the bottler indefinitely for successive additional terms of 10 years each. Under the CBA, the bottlers will make ongoing quarterly payments to CCR based on their future gross profit in these territories throughout the term of the CBA, including renewals, in exchange for the grant of the exclusive territory rights.
Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories to the respective bottlers in exchange for cash. During the year ended December 31, 2014, cash proceeds from these sales totaled $143 million, which included proceeds of $42 million from Coca-Cola Bottling Co. Consolidated, an equity method investee. Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized a noncash loss of $305 million during the year ended December 31, 2014 primarily related to the derecognition of the intangible assets transferred, which was included in the line item other income (loss) — net in our consolidated statements of income. We expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
Philippine Bottling Operations
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
The owners of the majority interest have the option to acquire up to 24 percent of the new entity's outstanding shares from us at any time for a period of six years beginning December 31, 2013, based on an agreed-upon formula. In December 2014, the Company received notification that the owners of the majority interest had exercised their option to acquire from us a 10 percent interest in the entity's outstanding shares. During the year ended December 31, 2014, we recorded a loss of $32 million as a result of the exercise price being lower than our carrying value. As a result of the transaction, which closed in January 2015, the Company's ownership was reduced to 34 percent of the entity’s outstanding shares. The owners of the majority interest have a remaining option to acquire an additional 14 percent interest of the entity’s outstanding shares at any time through December 31, 2019, based on an agreed-upon formula.
Assets and Liabilities Held for Sale
North America Refranchising
As of December 31, 2014, the Company had entered into agreements to refranchise additional territories in North America. These territories met the criteria to be classified as held for sale, and we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company recognized a noncash loss of $494 million during the year ended December 31, 2014 as a result of writing down the assets to their fair value less costs to sell, which was included in the line item other income (loss) — net in our consolidated statement of income. This loss was primarily related to the anticipated derecognition of the intangible assets to be transferred, which we expect to recover under the CBAs through the future quarterly payments. The Company expects these transactions to close by the end of the second quarter of 2015.
Coca-Cola Beverages Africa Limited
In November 2014, the Company, SAB Miller plc, and Gutsche Family Investments announced an agreement to combine the bottling operations of their nonalcoholic ready-to-drink beverage businesses in Southern and East Africa. Upon completion of the proposed merger, the Company will have an ownership of 11 percent in the bottler which will be called Coca-Cola Beverages Africa Limited. The Company will also acquire or license several brands in exchange for cash as a result of the transaction. As of December 31, 2014, our South African bottling operations and related equity method investments met the criteria to be held for sale, but we were not required to record these assets and liabilities at fair value less any costs to sell because their fair value exceeded our carrying value. The Company expects the transaction to close in the second half of 2015, subject to regulatory approval. Based on the proposed governance structure, the Company expects to account for its resulting interest in the new entity as an equity method investment.
Monster Beverage Corporation
In August 2014, the Company and Monster Beverage Corporation ("Monster") entered into definitive agreements for a long-term strategic relationship in the global energy drink category. Subject to the terms and conditions of the agreements, upon the closing of the transactions (1) the Company will acquire newly issued shares of Monster common stock representing approximately 16.7 percent of the outstanding shares of Monster common stock (after giving effect to the new issuance) and will be represented by two directors on Monster's Board of Directors; (2) the Company will transfer its global energy drink business (including NOS, Full Throttle, Burn, Mother, Nalu, Play and Power Play, and Relentless) to Monster, and Monster will transfer its non-energy drink business (including Hansen's Natural Sodas, Peace Tea, Hubert's Lemonade and Hansen's Juice Products) to the Company; and (3) the parties will amend their current distribution coordination agreements with Monster to expand distribution of Monster products into additional territories pursuant to long-term agreements with the Company's existing network of Company-owned or -controlled bottling operations and bottling and distribution partners. Upon closing, the Company will make a net cash payment of $2.15 billion to Monster. The closing of the transaction is subject to customary closing conditions, including the receipt of regulatory approvals, and is expected to take place in the second quarter of 2015. Based on our anticipated representation on Monster's Board of Directors, the Company expects to account for its resulting interest in Monster as an equity method investment. As of December 31, 2014, the assets held by the Company's global energy drink business met the criteria to be held for sale, however, we were not required to record the assets at their fair value less any costs to sell because their fair value exceeded our carrying value.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidated balance sheet (in millions):

December 31, 2014
Cash, cash equivalents and short-term investments	$30
Trade accounts receivable, less allowances	100
Inventories	54
Prepaid expenses and other assets	7
Equity method investments	141
Other assets	3
Property, plant and equipment — net	303
Bottlers' franchise rights with indefinite lives	410
Trademarks	43
Goodwill	46
Other intangible assets	36
Allowance for reduction of assets held for sale	(494)
Total assets	$679
Accounts payable and accrued expenses	$48
Other liabilities	6
Deferred income taxes	4
Total liabilities	$58
Included in the amounts above are total assets relating to North America refranchising of $223 million, Coca-Cola Beverages Africa Limited of $333 million, the pending Monster transaction of $43 million, and other assets held for sale of $80 million, and are included in the North America, Eurasia and Africa, Bottling Investments and Corporate operating segments. We determined that these operations did not meet the criteria to be classified as discontinued operations, primarily due to the continued significant involvement we will have in these operations following each transaction.
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
Trading Securities
As of December 31, 2014 and 2013, our trading securities had a fair value of $409 million and $372 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $40 million, $12 million, and $19 million as of December 31, 2014, 2013 and 2012, respectively.
The Company's trading securities were included in the following line items in our consolidated balance sheets (in millions):

December 31,	2014	2013
Marketable securities	$315	$286
Other assets	94	86
Total trading securities	$409	$372

Available-for-Sale and Held-to-Maturity Securities
As of December 31, 2014 and 2013, the Company did not have any held-to-maturity securities. Available-for-sale securities consisted of the following (in millions):

		Gross Unrealized			Estimated Fair Value
	Cost	Gains	Losses
2014
Available-for-sale securities:[1]
Equity securities	$2,687	$1,463	$(29)		$4,121
Debt securities	3,796	68	(106)	[2]	3,758
	$6,483	$1,531	$(135)		$7,879
2013
Available-for-sale securities:[1]
Equity securities	$1,097	$373	$(17)		$1,453
Debt securities	3,388	24	(23)		3,389
	$4,485	$397	$(40)		$4,842

[1]	Refer to Note 16 for additional information related to the estimated fair value.
2 Includes $101 million recognized in the consolidated income statement line item other income (loss) — net during the year ended December 31, 2014. The amount was primarily offset by changes in the fair value of foreign currency contracts designated as fair value hedges. Refer to Note 5 for additional information.
The sale and/or maturity of available-for-sale securities resulted in the following activity (in millions):

Year Ended December 31,	2014	2013	2012
Gross gains	$38	$12	$41
Gross losses	(21)	(24)	(35)
Proceeds	4,157	4,212	5,036
In 2014 and 2013, the Company had investments classified as available-for-sale securities in which our cost basis exceeded the fair value of our investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
The Company uses insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which have been classified in the line item other assets in our consolidated balance sheets because the assets are not available to satisfy our current obligations. As of December 31, 2014, and December 31, 2013, the Company's available-for-sale securities included solvency capital funds of $836 million and $667 million, respectively.
In 2014 and 2013, the Company did not have any held-to-maturity securities. The Company's available-for-sale securities were included in the following line items in our consolidated balance sheets (in millions):

December 31,	2014	2013
Cash and cash equivalents	$43	$245
Marketable securities	3,350	2,861
Other investments	3,512	958
Other assets	974	778
	$7,879	$4,842

The contractual maturities of these investments as of December 31, 2014, were as follows (in millions):

	Available-for-Sale Securities
	Cost	Fair Value
Within 1 year	$1,589	$1,489
After 1 year through 5 years	1,709	1,747
After 5 years through 10 years	118	130
After 10 years	380	392
Equity securities	2,687	4,121
	$6,483	$7,879
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of December 31, 2014 and 2013. Our cost method investments had a carrying value of $166 million and $162 million as of December 31, 2014 and 2013, respectively.
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

December 31,	2014	2013
Raw materials and packaging	$1,615	$1,692
Finished goods	1,134	1,240
Other	351	345
Total inventories	$3,100	$3,277
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2014	December 31, 2013
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$923	$211
Foreign currency contracts	Other assets	346	109
Commodity contracts	Prepaid expenses and other assets	—	1
Interest rate contracts	Prepaid expenses and other assets	14	—
Interest rate contracts	Other assets	146	283
Total assets		$1,429	$604
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$24	$84
Foreign currency contracts	Other liabilities	249	40
Commodity contracts	Accounts payable and accrued expenses	1	1
Interest rate contracts	Accounts payable and accrued expenses	11	—
Interest rate contracts	Other liabilities	35	—
Total liabilities		$320	$125

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

[2]	Refer to Note 16 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2014	December 31, 2013
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$44	$21
Foreign currency contracts	Other assets	231	171
Commodity contracts	Prepaid expenses and other assets	9	33
Commodity contracts	Other assets	1	1
Other derivative instruments	Prepaid expenses and other assets	14	9
Other derivative instruments	Other assets	2	—
Total assets		$301	$235
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$33	$24
Foreign currency contracts	Other liabilities	21	—
Commodity contracts	Accounts payable and accrued expenses	156	23
Commodity contracts	Other liabilities	17	—
Interest rate contracts	Other liabilities	2	3
Other derivative instruments	Accounts payable and accrued expenses	11	—
Total liabilities		$240	$50

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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. During the years ended December 31, 2014, 2013 and 2012, the Company did not record any gains or losses into earnings as a result of the discontinuance of cash flow hedges due to forecasted transactions that were no longer expected to occur. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is typically three years.

The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program were $13,224 million and $8,450 million as of December 31, 2014 and 2013, respectively.
During the year ended December 31, 2014, the Company entered into cross-currency swaps to hedge the changes in the cash flows of its euro-denominated debt due to changes in euro exchange rates. These swaps have been designated as cash flow hedges. The Company records the change in carrying value of the euro-denominated debt due to changes in exchange rates into earnings each period in the line item other income (loss) — net in our consolidated statement of income. The changes in fair value of the cross-currency swap derivatives are recorded into AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in the euro exchange rates. These swaps have a notional amount of $2,590 million as of December 31, 2014.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $9 million and $26 million as of December 31, 2014 and 2013, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $4,328 million and $1,828 million as of December 31, 2014 and 2013, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the years ended December 31, 2014, 2013 and 2012 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2014
Foreign currency contracts	$973	Net operating revenues	$121	$—	[2]
Foreign currency contracts	50	Cost of goods sold	34	—	[2]
Foreign currency contracts	(218)	Other income (loss) — net	(108)	—
Interest rate contracts	(180)	Interest expense	—	—
Commodity contracts	—	Cost of goods sold	3	—
Total	$625		$50	$—
2013
Foreign currency contracts	$218	Net operating revenues	$149	$1
Foreign currency contracts	52	Cost of goods sold	32	—	[2]
Interest rate contracts	169	Interest expense	(12)	(3)
Commodity contracts	2	Cost of goods sold	(2)	—
Total	$441		$167	$(2)
2012
Foreign currency contracts	$59	Net operating revenues	$(46)	$2
Foreign currency contracts	34	Cost of goods sold	(23)	—
Interest rate contracts	1	Interest expense	(12)	—	[2]
Commodity contracts	(4)	Cost of goods sold	(1)	—
Total	$90		$(82)	$2

[1]	The Company records gains and losses reclassified from AOCI in income for the effective portion and ineffective portion, if any, to the same line items in our consolidated statements of income.

[2]	Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of December 31, 2014, the Company estimates that it will reclassify into earnings during the next 12 months gains of approximately $416 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized into earnings. As of December 31, 2014, such adjustments increased the carrying value of our long-term debt by $34 million. Refer to Note 10. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the par value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The changes in fair values of hedges that are determined to be ineffective are immediately recognized into earnings. The total notional values of derivatives that related to our fair value hedges of this type were $6,600 million and $5,600 million as of December 31, 2014 and 2013, respectively.

The Company uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The changes in fair values of hedges that are determined to be ineffective are immediately recognized into earnings. The total notional values of derivatives that related to our fair value hedges of this type were $1,358 million and $996 million as of December 31, 2014 and 2013, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the years ended December 31, 2014, 2013 and 2012 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
2014
Interest rate contracts	Interest expense	$18
Fixed-rate debt	Interest expense	11
Net impact to interest expense		$29
Foreign currency contracts	Other income (loss) — net	$132
Available-for-sale securities	Other income (loss) — net	(165)
Net impact to other income (loss) — net		$(33)
Net impact of fair value hedging instruments		$(4)
2013
Interest rate contracts	Interest expense	$(193)
Fixed-rate debt	Interest expense	240
Net impact to interest expense		$47
Foreign currency contracts	Other income (loss) — net	$24
Available-for-sale securities	Other income (loss) — net	(48)
Net impact to other income (loss) — net		$(24)
Net impact of fair value hedging instruments		$23
2012
Interest rate contracts	Interest expense	$89
Fixed-rate debt	Interest expense	(42)
Net impact to interest expense		$47
Foreign currency contracts	Other income (loss) — net	$42
Available-for-sale securities	Other income (loss) — net	(46)
Net impact to other income (loss) — net		$(4)
Net impact of fair value hedging instruments		$43
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional values of derivatives under this hedging program were $2,047 million and $2,024 million as of December 31, 2014 and 2013, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the years ended December 31, 2014, 2013 and 2012 (in millions):

	Gain (Loss) Recognized in OCI
Year Ended December 31,	2014	2013	2012
Foreign currency contracts	$80	$61	$(61)
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the years ended December 31, 2014, 2013 and 2012. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2014, 2013 and 2012.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset the monetary assets and liabilities are recognized into earnings in the line item other income (loss) — net in our consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The changes in fair value of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues and cost of goods sold in our consolidated statements of income. The total notional values of derivatives related to our foreign currency economic hedges were $4,334 million and $3,871 million as of December 31, 2014 and 2013, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $816 million and $1,441 million as of December 31, 2014 and 2013, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the years ended December 31, 2014, 2013 and 2012 (in millions):

		Gains (Losses)
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Year Ended December 31,
		2014	2013	2012
Foreign currency contracts	Net operating revenues	$(6)	$5	$(7)
Foreign currency contracts	Other income (loss) — net	(85)	162	24
Foreign currency contracts	Cost of goods sold	—	2	—
Commodity contracts	Net operating revenues	(48)	5	4
Commodity contracts	Cost of goods sold	(8)	(122)	(110)
Commodity contracts	Selling, general and administrative expenses	(79)	7	9
Interest rate swaps	Interest expense	—	(3)	—
Other derivative instruments	Selling, general and administrative expenses	24	55	18
Other derivative instruments	Other income (loss) — net	39	—	—
Total		$(163)	$111	$(62)

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
The Company's equity method investments include our ownership interests in Coca-Cola FEMSA, Coca-Cola Hellenic and Coca-Cola Amatil. As of December 31, 2014, we owned 28 percent, 23 percent and 29 percent, respectively, of these companies' outstanding shares. As of December 31, 2014, our investment in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $1,671 million. This difference is not amortized.
A summary of financial information for our equity method investees in the aggregate is as follows (in millions):

Year Ended December 31,	2014	2013	2012
Net operating revenues	$52,627	$53,038	$47,087
Cost of goods sold	31,810	32,377	28,821
Gross profit	$20,817	$20,661	$18,266
Operating income	$4,489	$4,380	$4,605
Consolidated net income	$2,440	$2,364	$2,993
Less: Net income attributable to noncontrolling interests	74	62	89
Net income attributable to common shareowners	$2,366	$2,302	$2,904
Equity income (loss) — net	$769	$602	$819

December 31,	2014	2013
Current assets	$16,184	$19,229
Noncurrent assets	40,080	40,427
Total assets	$56,264	$59,656
Current liabilities	$12,477	$14,386
Noncurrent liabilities	16,657	17,779
Total liabilities	$29,134	$32,165
Equity attributable to shareowners of investees	$26,363	$26,668
Equity attributable to noncontrolling interests	767	823
Total equity	$27,130	$27,491
Company equity investment	$9,947	$10,393
Net sales to equity method investees, the majority of which are located outside the United States, were $10,063 million, $9,178 million and $7,082 million in 2014, 2013 and 2012, respectively. Total payments, primarily marketing, made to equity method investees were $1,605 million, $1,807 million and $1,587 million in 2014, 2013 and 2012, respectively. In addition, purchases of finished products from equity method investees were $381 million, $415 million and $392 million in 2014, 2013 and 2012, respectively.
If valued at the December 31, 2014 quoted closing prices of shares actively traded on stock markets, the value of our equity method investments in publicly traded bottlers would have exceeded our carrying value by $5,443 million.

Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $1,448 million and $1,308 million as of December 31, 2014 and 2013, respectively. The total amount of dividends received from equity method investees was $398 million, $401 million and $393 million for the years ended December 31, 2014, 2013 and 2012, respectively. Dividends received included a $35 million special dividend from Coca-Cola Hellenic during 2012. We classified the receipt of the special dividend in cash flows from operating activities because our cumulative equity in earnings from Coca-Cola Hellenic exceeded the cumulative distributions received; therefore, the dividends were deemed to be a return on our investment and not a return of our investment.
NOTE 7: PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment (in millions):

December 31,	2014	2013
Land	$972	$1,011
Buildings and improvements	5,539	5,605
Machinery, equipment and vehicle fleet	18,225	17,551
Construction in progress	522	865
	$25,258	$25,032
Less accumulated depreciation	10,625	10,065
Property, plant and equipment — net	$14,633	$14,967
NOTE 8: INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets (in millions):

December 31,	2014	2013
Trademarks[1]	$6,533	$6,744
Bottlers' franchise rights[2,3]	6,689	7,415
Goodwill	12,100	12,312
Other	170	171
Indefinite-lived intangible assets	$25,492	$26,642
1 The decrease in 2014 was primarily the result of changes in brand strategies causing certain trademarks to become definite-lived, the transfer of the Company's energy brands to assets held for sale and the effect of translation adjustments. This decrease was partially offset by the finalization of purchase accounting related to the Company's consolidation of innocent in 2013. Refer to Note 2 for additional information.

[2]	The decrease in 2014 was primarily related to North America refranchising. Refer to Note 2 for additional information.
3 The Company has agreements with Dr Pepper Snapple Group, Inc. ("DPSG") to distribute Dr Pepper trademark brands in the United States, Canada Dry in the Northeastern United States, and Canada Dry and C' Plus in Canada. As of December 31, 2014, the agreements have remaining terms of 16 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements and there are no significant costs to renew the agreements. The Company anticipates using the assets indefinitely. The distribution rights acquired from DPSG are the only significant indefinite-lived intangible assets subject to renewal or extension arrangements. The carrying values of these rights as of December 31, 2014 and 2013, were $784 million and $865 million, respectively. The decrease is related to North America refranchising. Refer to Note 2 for additional information.

The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Total
2013
Balance as of January 1	$34	$691	$168	$10,577	$123	$662	$12,255
Effect of foreign currency translation	(3)	29	(12)	—	(6)	10	18
Acquisitions[1]	5	102	—	—	—	20	127
Adjustments related to the finalization of purchase accounting[1]	—	—	—	(4)	—	(1)	(5)
Impairment[2]	—	—	—	—	—	(82)	(82)
Divestitures, deconsolidations and other	—	—	—	(1)	—	—	(1)
Balance as of December 31	$36	$822	$156	$10,572	$117	$609	$12,312
2014
Balance as of January 1	$36	$822	$156	$10,572	$117	$609	$12,312
Effect of foreign currency translation	(2)	(60)	(9)	—	(2)	(26)	(99)
Acquisitions[1]	—	—	—	11	16	3	30
Adjustments related to the finalization of purchase accounting[1]	(4)	(43)	—	—	—	(14)	(61)
Divestitures, deconsolidations and other[1]	(3)	—	—	(79)	—	—	(82)
Balance as of December 31	$27	$719	$147	$10,504	$131	$572	$12,100

[1]	Refer to Note 2 for information related to the Company's acquisitions and divestitures.

[2]	Refer to Note 17 for information related to the Company's impairment of goodwill.
Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets (in millions):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships[1]	$597	$(229)	$368	$642	$(202)	$440
Bottlers' franchise rights[1]	664	(375)	289	722	(317)	405
Trademarks[2]	222	(39)	183	105	(26)	79
Other	96	(56)	40	128	(83)	45
Total	$1,579	$(699)	$880	$1,597	$(628)	$969

[1]	The decrease in 2014 was primarily due to the derecognition of intangible assets as a result of the North America refranchising. Refer to Note 2 for additional information.

[2]	The increase in 2014 was the result of changes in brand strategies causing certain indefinite-lived trademarks to become definite-lived.
Total amortization expense for intangible assets subject to amortization was $168 million, $165 million and $173 million in 2014, 2013 and 2012, respectively.
Based on the carrying value of definite-lived intangible assets as of December 31, 2014, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense
2015	$156
2016	149
2017	121
2018	61
2019	59

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2014	2013
Accrued marketing	$2,103	$2,407
Other accrued expenses	3,182	3,515
Trade accounts payable	2,089	1,933
Accrued compensation	997	933
Sales, payroll and other taxes	511	450
Container deposits	352	339
Accounts payable and accrued expenses	$9,234	$9,577
NOTE 10: DEBT AND BORROWING ARRANGEMENTS
Short-Term Borrowings
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2014 and 2013, we had $19,010 million and $16,853 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 0.2 percent and 0.2 percent per year as of December 31, 2014 and 2013, respectively.
In addition, we had $8,723 million in lines of credit and other short-term credit facilities as of December 31, 2014. The Company's total lines of credit included $120 million that was outstanding and primarily related to our international operations.
Included in the credit facilities discussed above, the Company had $7,677 million in lines of credit for general corporate purposes. These backup lines of credit expire at various times from 2015 through 2019. There were no borrowings under these backup lines of credit during 2014. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.
Long-Term Debt
During 2014, the Company issued $3,537 million of long-term debt. The general terms of the notes issued are as follows:

•	$1,000 million total principal amount of notes due September 1, 2015, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 0.01 percent;

•	$1,015 million total principal amount of euro notes due September 22, 2022, at a fixed interest rate of 1.125 percent; and

•	$1,522 million total principal amount of euro notes due September 22, 2026, at a fixed interest rate of 1.875 percent.
During 2014, the Company retired $1,000 million of long-term debt upon maturity.
During 2013, the Company issued $7,500 million of long-term debt. The general terms of the notes issued are as follows:

•	$500 million total principal amount of notes due March 5, 2015, at a variable interest rate equal to the three-month LIBOR minus 0.02 percent;

•	$500 million total principal amount of notes due November 1, 2016, at a variable interest rate equal to the three-month LIBOR plus 0.10 percent;

•	$500 million total principal amount of notes due November 1, 2016, at a fixed interest rate of 0.75 percent;

•	$1,250 million total principal amount of notes due April 1, 2018, at a fixed interest rate of 1.15 percent;

•	$1,250 million total principal amount of notes due November 1, 2018, at a fixed interest rate of 1.65 percent;

•	$1,250 million total principal amount of notes due November 1, 2020, at a fixed interest rate of 2.45 percent;

•	$750 million total principal amount of notes due April 1, 2023, at a fixed interest rate of 2.50 percent; and

•	$1,500 million total principal amount of notes due November 1, 2023, at a fixed interest rate of 3.20 percent.

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
During 2012, the Company retired $1,250 million of long-term notes upon maturity and issued $2,750 million of long-term debt. The general terms of the notes issued are as follows:

•	$1,000 million total principal amount of notes due March 14, 2014, at a variable interest rate equal to the three-month LIBOR minus 0.05 percent;

•	$1,000 million total principal amount of notes due March 13, 2015, at a fixed interest rate of 0.75 percent; and

•	$750 million total principal amount of notes due March 14, 2018, at a fixed interest rate of 1.65 percent.
The Company's long-term debt consisted of the following (in millions, except average rate data):

	December 31, 2014		December 31, 2013
	Amount	Average Rate [1]	Amount	Average Rate[1]
U.S. dollar notes due 2015–2093	$17,433	1.8%	$17,427	1.8%
U.S. dollar debentures due 2017–2098	2,157	3.9	2,191	3.9
U.S. dollar zero coupon notes due 2020[2]	143	8.4	138	8.4
Euro notes due 2022 and 2026[3]	2,468	3.7	—	—
Other, due through 2098[4]	380	4.0	370	4.0
Fair value adjustment[5]	34	N/A	52	N/A
Total[6,7]	$22,615	2.2%	$20,178	2.2%
Less current portion	3,552		1,024
Long-term debt	$19,063		$19,154

[1]
These rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effects of interest rate swap agreements, cross currency swap agreements and fair value adjustments, if applicable. Refer to Note 5 for a more detailed discussion on interest rate management.

[2]	This amount is shown net of unamortized discounts of $28 million and $33 million as of December 31, 2014 and 2013, respectively.

[3]	This amount includes adjustments recorded due to changes in foreign currency exchange rates.

[4]	As of December 31, 2014, the amount shown includes $199 million of debt instruments that are due through 2031.

[5]	Refer to Note 5 for additional information about our fair value hedging strategy.

[6]
As of December 31, 2014 and 2013, the fair value of our long-term debt, including the current portion, was $23,411 million and $20,352 million, respectively. The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments.

[7]	The above notes and debentures include various restrictions, none of which is presently significant to our Company.
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from Coca-Cola Enterprises Inc. ("CCE") of $464 million and $514 million as of December 31, 2014 and 2013, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2014, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 20 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $498 million, $498 million and $574 million in 2014, 2013 and 2012, respectively.

Maturities of long-term debt for the five years succeeding December 31, 2014, are as follows (in millions):

Maturities of Long-Term Debt
2015	$3,552
2016	2,689
2017	1,363
2018	3,308
2019	1,004
NOTE 11: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2014, we were contingently liable for guarantees of indebtedness owed by third parties of $565 million, of which $155 million was related to VIEs. Refer to Note 1 for additional information related to the Company's maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. The Company's self-insurance reserves totaled $530 million and $537 million as of December 31, 2014 and 2013, respectively.
Workforce (Unaudited)
We refer to our employees as "associates." As of December 31, 2014, our Company had approximately 129,200 associates, of which approximately 65,300 associates were located in the United States. Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2014, approximately 18,000 associates, excluding seasonal hires, in North America were covered by collective bargaining agreements. These agreements typically have terms of three to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire. The Company believes that its relations with its associates are generally satisfactory.

Operating Leases
The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2014 (in millions):

Year Ended December 31,	Operating Lease Payments
2015	$230
2016	161
2017	128
2018	98
2019	71
Thereafter	277
Total minimum operating lease payments[1]	$965

[1]	Income associated with sublease arrangements is not significant.
NOTE 12: STOCK COMPENSATION PLANS
Our Company grants stock options and restricted stock awards to certain employees of the Company. Total stock-based compensation expense was $209 million, $227 million and $259 million in 2014, 2013 and 2012, respectively, and was included as a component of selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in our consolidated statements of income related to stock-based compensation arrangements was $57 million, $62 million and $72 million in 2014, 2013 and 2012, respectively.
As of December 31, 2014, we had $437 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 2.2 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
The Coca-Cola Company 2014 Equity Plan (the "2014 Equity Plan") was approved by shareowners in April 2014. Under the 2014 Equity Plan, a maximum of 500 million shares of our common stock was approved to be issued, through the grant of equity awards, to certain employees. As of December 31, 2014, no grants have been made under the 2014 Equity Plan. Beginning in 2015, the 2014 Equity Plan will be the primary plan in use for equity awards.
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
The weighted-average fair value of options granted during the past three years and the weighted-average assumptions used in the Black-Scholes-Merton option-pricing model for such grants were as follows:

	2014	2013	2012
Fair value of options at grant date	$3.91	$3.73	$3.80
Dividend yield[1]	2.7%	2.8%	2.7%
Expected volatility[2]	16.0%	17.0%	18.0%
Risk-free interest rate[3]	1.6%	0.9%	1.0%
Expected term of the option[4]	5 years	5 years	5 years

[1]	The dividend yield is the calculated yield on the Company's stock at the time of the grant.

[2]	Expected volatility is based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock and other factors.

[3]	The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

[4]	The expected term of the option represents the period of time that options granted are expected to be outstanding and is derived by analyzing historical exercise behavior.

Generally, stock options granted from 1999 through July 2003 expire 15 years from the date of grant and stock options granted in December 2003 and thereafter expire 10 years from the date of grant. The shares of common stock to be issued and/or sold under the stock option plans are made available from authorized and unissued Company common stock or from the Company's treasury shares. In 2007, the Company began issuing common stock under these plans from the Company's treasury shares.
In addition to the 2014 Equity Plan discussed above, the Company had the following stock option plans as of December 31, 2014:

•
The Coca-Cola Company 1999 Stock Option Plan (the "1999 Option Plan") was approved by shareowners in April 1999. Under the 1999 Option Plan, a maximum of 240 million shares of our common stock was approved to be issued, through the grant of stock options, to certain officers and employees.

•
The Coca-Cola Company 2002 Stock Option Plan (the "2002 Option Plan") was approved by shareowners in April 2002. An amendment to the 2002 Option Plan which permitted the issuance of stock appreciation rights was approved by shareowners in April 2003. Under the 2002 Option Plan, a maximum of 240 million shares of our common stock was approved to be issued, through the grant of stock options or stock appreciation rights, to certain officers and employees. No stock appreciation rights have been issued under the 2002 Option Plan as of December 31, 2014. There are no longer any shares available for grant from the 2002 Option Plan.

•
The Coca-Cola Company 2008 Stock Option Plan (the "2008 Option Plan") was approved by shareowners in April 2008. Under the 2008 Option Plan, a maximum of 280 million shares of our common stock was approved to be issued, through the grant of stock options, to certain officers and employees.

•
As a result of our acquisition of CCE's former North America business, the Company assumed certain stock-based compensation plans previously sponsored by CCE. The assumed Coca-Cola Enterprises Inc. 2001 Stock Option Plan, Coca-Cola Enterprises Inc. 2004 Stock Award Plan and Coca-Cola Enterprises Inc. 2007 Incentive Award Plan previously sponsored by CCE have approximately 1.4 million shares outstanding after conversion of CCE common stock into our common stock. The Company has not granted any equity awards from the assumed plans since the acquisition, and as of December 31, 2014, no shares remain available for grant.

As of December 31, 2014, there were 2.7 million shares available to be granted under the 1999 Option Plan and 2008 Option Plan. Options to purchase common stock under these plans have generally been granted at the fair market value of the Company's stock at the date of grant.
Stock option activity for all stock option plans for the year ended December 31, 2014, was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2014	305	$29.42
Granted	68	37.24
Exercised	(58)	26.12
Forfeited/expired	(10)	35.03
Outstanding on December 31, 2014[1]	305	$31.60	6.07 years	$3,241
Expected to vest at December 31, 2014	300	$31.51	6.03 years	$3,216
Exercisable on December 31, 2014	173	$27.85	4.35 years	$2,480

[1]
Includes 1.4 million stock option replacement awards in connection with our acquisition of CCE's former North America business in 2010. These options had a weighted-average exercise price of $16.62 and generally vest over 3 years and expire 10 years from the original date of grant.

The total intrinsic value of the options exercised was $894 million, $815 million and $780 million in 2014, 2013 and 2012, respectively. The total shares exercised were 58 million, 53 million and 61 million in 2014, 2013 and 2012, respectively.
Restricted Stock Award Plans
Under The Coca-Cola Company 1989 Restricted Stock Award Plan and The Coca-Cola Company 1983 Restricted Stock Award Plan (the "Restricted Stock Award Plans"), 80 million and 48 million shares of restricted common stock, respectively, were originally available to be granted to certain officers and key employees of our Company. As of December 31, 2014, 0.2 million shares remain available for grant under the Restricted Stock Award Plans. The Company issues restricted stock to employees as a result of performance share unit awards, time-based awards and performance-based awards.

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
Performance Share Unit Awards
In 2003, the Company established a program to grant performance share units under The Coca-Cola Company 1989 Restricted Stock Award Plan to executives. In 2008, the Company expanded the program to award a mix of stock options and performance share units to a broader group of eligible employees. Performance share units under The Coca-Cola Company 1989 Restricted Stock Award Plan require achievement of certain performance criteria, which are predefined by the Compensation Committee of the Board of Directors at the time of grant. The primary performance criteria used is compound annual growth in economic profit over a predefined performance period, which is generally three years. The compound annual growth in economic profit, which is adjusted for certain items, is approved and certified by the Audit Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year to year comparison of the specific performance criteria. Economic profit is our net operating profit after tax less the cost of the capital used in our business. In the event the certified results equal the predefined performance criteria, the Company will grant the number of restricted shares or share units equal to the target award in the underlying performance share unit agreements. In the event the certified results exceed the predefined performance criteria, additional restricted shares or share units up to the maximum award may be granted. In the event the certified results fall below the predefined performance criteria, a reduced number of restricted shares or share units may be granted. If the certified results fall below the threshold award performance level, no restricted shares or share units will be granted. The restricted shares or share units granted under this program are then generally subject to a holding period before the restricted shares or share units are released. For performance share units granted before 2008, this holding period was generally two years. For performance share units granted in 2008 and after, this holding period is generally one year. Restrictions on such shares or share units lapse at the end of the holding period. Performance share units generally do not pay dividends or allow voting rights during the performance period. For awards granted prior to 2011, participants generally are entitled to dividends or dividend equivalents once the performance criteria have been certified and the restricted shares or share units have been issued. For awards granted in 2011 and later, participants generally are entitled to receive dividends or dividend equivalents once the shares have been released. Accordingly, the fair value of the performance share units is the quoted market value of the Company stock on the grant date less the present value of the expected dividends not received during the relevant period. For certain performance share units granted beginning in 2014, the Company includes a relative TSR modifier to determine the number of restricted shares or share units earned at the end of the performance period. For these awards, the number of restricted shares or share units earned based on the certified achievement of the predefined performance criteria will be reduced or increased if total shareowner return over the performance period relative to a predefined compensation comparator group of companies falls outside of a defined range. The fair value of performance share units that include the TSR modifier is determined using a Monte Carlo valuation model.
In the period it becomes probable that the minimum performance criteria specified in the plan will be achieved, we recognize expense for the proportionate share of the total fair value of the performance share units related to the vesting period that has already lapsed for the shares expected to vest and be released. The remaining fair value of the shares expected to vest and be released is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that we will achieve the minimum performance criteria specified in the plan, we reverse all of the previously recognized compensation expense in the period such a determination is made.
Performance share units are generally settled in stock, except for certain circumstances such as death or disability, in which case former employees or their beneficiaries are provided a cash equivalent payment. As of December 31, 2014, performance share units of 6,017,000, 5,608,000 and 5,801,000 were outstanding for the 2012–2014, 2013–2015 and 2014–2016 performance periods, respectively, based on the target award amounts in the performance share unit agreements.

The following table summarizes information about performance share units based on the target award amounts in the performance share unit agreements:

	Share Units (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2014	17,974	$30.41
Granted	6,117	32.33
Paid in cash equivalent	(5)	30.59
Canceled/forfeited	(6,660)	29.11
Outstanding on December 31, 2014[1]	17,426	$31.59

[1]	The outstanding performance share units as of December 31, 2014, at the threshold award and maximum award levels were 8.7 million and 26.1 million, respectively.
The weighted-average grant date fair value of performance share units granted was $32.33 in 2014, $32.67 in 2013 and $29.95 in 2012. The Company converted performance share units of 5,403 in 2014, 54,999 in 2013 and 16,267 in 2012 to cash equivalent payments of $0.2 million, $1.8 million and $0.6 million, respectively, to former employees who were ineligible for restricted stock grants due to certain events such as death or disability.
The following table summarizes information about nonvested restricted stock and stock units:

	Restricted Stock and Stock Units (In thousands)	Weighted-Average Grant Date Fair Value[1]
Nonvested on January 1, 2014[2]	7,014	$25.17
Vested and released	(6,774)	25.17
Canceled/forfeited	(110)	25.17
Nonvested on December 31, 2014[2]	130	$25.17

[1]	The weighted-average grant date fair value is based on the fair values of the performance share units granted.

[2]	The nonvested restricted stock and stock units as of January 1, 2014, and December 31, 2014, are presented at the performance share units' certified award level.
The total intrinsic value of restricted shares that were vested and released was $255 million, $16 million and $148 million in 2014, 2013 and 2012, respectively. The total restricted share units vested and released in 2014 were 6,773,934 at the certified award level. In 2013 and 2012, the total restricted share units vested and released were 405,963 and 4,301,732, respectively.
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
On the acquisition date, the Company issued 3.3 million replacement performance share unit awards at target with a weighted-average grant date price of $29.56 per share that were either projected to pay out at, or previously certified at, a payout rate of 200 percent. In accordance with accounting principles generally accepted in the United States, the portion of the fair value of the replacement awards related to services provided prior to the acquisition was included in the total purchase price. The portion of the fair value associated with future service was recognized as expense in the fourth quarter of 2010. The Company released shares with an intrinsic value of $5 million and $22 million in 2013 and 2012, respectively. As of December 31, 2014, the Company had no remaining outstanding replacement performance share units.

Time-Based and Performance-Based Restricted Stock and Restricted Stock Unit Awards
The Coca-Cola Company 1989 Restricted Stock Award Plan allows for the grant of time-based and performance-based restricted stock and restricted stock units. The performance-based restricted awards are released only upon the achievement of specific measurable performance criteria. These awards pay dividends during the performance period. If the performance targets are not met, the awards will be canceled. In the period it becomes probable that the performance criteria will be achieved, we recognize expense for the proportionate share of the total fair value of the shares expected to vest and be released related to the vesting period that has already lapsed. The remaining fair value of the shares expected to vest and be released is expensed on a straight-line basis over the balance of the vesting period.
For time-based and performance-based restricted stock awards, participants are entitled to vote and receive dividends on the restricted shares. The Company also awards time-based and performance-based restricted stock units for which participants may receive payments of dividend equivalents but are not entitled to vote. As of December 31, 2014, the Company had outstanding nonvested time-based and performance-based restricted stock awards, including restricted stock units, of 571,399 and 57,200, respectively. Time-based and performance-based restricted stock awards were not significant to our consolidated financial statements.
In 2010, the Company issued time-based restricted stock replacement awards, including restricted stock units, in connection with our acquisition of CCE's former North America business. These awards were converted into equivalent shares of the Company's common stock. These restricted share awards entitle the participant to dividend equivalents (which vest, in some cases, only if the restricted share unit vests), but not the right to vote. As of December 31, 2014, the Company had no outstanding nonvested time-based restricted stock replacement awards, including restricted stock units.
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
We refer to the funded defined benefit pension plan in the United States that is not associated with collective bargaining organizations as the "primary U.S. plan." As of December 31, 2014, the primary U.S. plan represented 58 percent and 61 percent of the Company's consolidated projected benefit obligation and pension assets, respectively.
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

Obligations and Funded Status
The following table sets forth the changes in benefit obligations and the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Benefit obligation at beginning of year[1]	$8,845	$9,693	$946	$1,104
Service cost	261	280	26	36
Interest cost	406	378	43	42
Foreign currency exchange rate changes	(183)	(69)	(4)	(2)
Amendments	—	(1)	(31)	(73)
Actuarial loss (gain)	1,519	(899)	88	(91)
Benefits paid[2]	(522)	(538)	(62)	(77)
Business combinations	4	—	—	—
Settlements	(7)	(9)	(1)	—
Special termination benefits	5	2	—	—
Other	18	8	1	7
Benefit obligation at end of year[1]	$10,346	$8,845	$1,006	$946
Fair value of plan assets at beginning of year	$8,746	$7,584	$243	$202
Actual return on plan assets	574	1,043	2	40
Employer contributions	214	639	—	—
Foreign currency exchange rate changes	(203)	(43)	—	—
Benefits paid	(435)	(474)	(3)	(2)
Settlements	(1)	(5)	—	—
Other	7	2	4	3
Fair value of plan assets at end of year	$8,902	$8,746	$246	$243
Net liability recognized	$(1,444)	$(99)	$(760)	$(703)

[1]
For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $10,028 million and $8,523 million as of December 31, 2014 and 2013, respectively.

[2]
Benefits paid to pension plan participants during 2014 and 2013 included $87 million and $64 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. Benefits paid to participants of other benefit plans during 2014 and 2013 included $59 million and $75 million, respectively, that were paid from Company assets.

Pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2014	2013	2014	2013
Noncurrent asset	$479	$1,067	$—	$—
Current liability	(78)	(76)	(20)	(21)
Long-term liability	(1,845)	(1,090)	(740)	(682)
Net liability recognized	$(1,444)	$(99)	$(760)	$(703)
Certain of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2014	2013
Projected benefit obligation	$8,753	$1,521
Fair value of plan assets	6,854	374

Certain of our pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2014	2013
Accumulated benefit obligation	$8,501	$1,446
Fair value of plan assets	6,820	351
Pension Plan Assets
The following table presents total assets for our U.S. and non-U.S. pension plans (in millions):

	U.S. Plans		Non-U.S. Plans
December 31,	2014	2013	2014	2013
Cash and cash equivalents	$186	$240	$75	$274
Equity securities:
U.S.-based companies	1,274	1,422	542	280
International-based companies	558	698	505	586
Fixed-income securities:
Government bonds	455	464	411	304
Corporate bonds and debt securities	1,379	1,369	187	137
Mutual, pooled and commingled funds[1]	863	1,134	400	453
Hedge funds/limited partnerships	756	526	43	17
Real estate	391	245	17	6
Other	481	245	379	346
Total pension plan assets[2]	$6,343	$6,343	$2,559	$2,403

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

Investment Strategy for U.S. Pension Plans
The Company utilizes the services of investment managers to actively manage the assets of our U.S. pension plans. We have established asset allocation targets and investment guidelines with each investment manager. Our asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the plan. Selection of the targeted asset allocation for U.S. plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. During 2012, the Company revised the asset allocation targets and restructured the investment manager composition to further diversify investment risk and reduce volatility while maintaining our long-term return objectives. Our revised target allocation is a mix of 42 percent equity investments, 30 percent fixed-income investments and 28 percent alternative investments. We believe this target allocation will enable us to achieve the following long-term investment objectives:

(1)	optimize the long-term return on plan assets at an acceptable level of risk;

(2)	maintain a broad diversification across asset classes and among investment managers; and

(3)	maintain careful control of the risk level within each asset class.
The guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Additionally, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2014, no investment manager was responsible for more than 10 percent of total U.S. plan assets.

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
Investment Strategy for Non-U.S. Pension Plans
As of December 31, 2014, the long-term target allocation for 59 percent of our international subsidiaries' plan assets, primarily certain of our European and Canadian plans, is 66 percent equity securities; 23 percent fixed-income securities; and 11 percent other investments. The actual allocation for the remaining 41 percent of the Company's international subsidiaries' plan assets consisted of 34 percent mutual, pooled and commingled funds; 10 percent equity securities; 13 percent fixed-income securities; and 43 percent other investments. The investment strategies of our international subsidiaries differ greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.
Other Postretirement Benefit Plan Assets
Plan assets associated with other postretirement benefits primarily represent funding of one of the U.S. postretirement benefit plans through a U.S. Voluntary Employee Beneficiary Association ("VEBA"), a tax-qualified trust. The VEBA assets remain segregated from the U.S. pension master trust and are primarily invested in liquid assets due to the level and timing of expected future benefit payments.
The following table presents total assets for our other postretirement benefit plans (in millions):

December 31,	2014	2013
Cash and cash equivalents	$10	$10
Equity securities:
U.S.-based companies	114	112
International-based companies	7	8
Fixed-income securities:
Government bonds	79	79
Corporate bonds and debt securities	9	9
Mutual, pooled and commingled funds	16	18
Hedge funds/limited partnerships	5	3
Real estate	3	2
Other	3	2
Total other postretirement benefit plan assets[1]	$246	$243

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

Components of Net Periodic Benefit Cost
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits			Other Benefits
Year Ended December 31,	2014	2013	2012	2014	2013	2012
Service cost	$261	$280	$291	$26	$36	$34
Interest cost	406	378	388	43	42	43
Expected return on plan assets[1]	(713)	(659)	(573)	(11)	(9)	(8)
Amortization of prior service cost (credit)	(2)	(2)	(2)	(17)	(10)	(52)
Amortization of actuarial loss	73	197	137	2	13	6
Net periodic benefit cost	$25	$194	$241	$43	$72	$23
Settlement charge	4	1	3	—	—	—
Curtailment charge	—	—	6	—	—	—
Special termination benefits[2]	5	2	1	—	—	—
Total cost recognized in statements of income	$34	$197	$251	$43	$72	$23

[1]	The Company has elected to use the actual fair value of plan assets as the market-related value of assets in the determination of the expected return on plan assets.

[2]
The special termination benefits were primarily related to the Company's productivity, restructuring and integration initiatives. Refer to Note 18 for additional information related to our productivity, restructuring and integration initiatives.

The following table sets forth the changes in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Beginning balance in AOCI	$(1,537)	$(3,032)	$13	$(186)
Recognized prior service cost (credit)	(2)	(2)	(17)	(10)
Recognized net actuarial loss (gain)	77	198	2	13
Prior service credit (cost) arising in current year	—	1	31	73
Net actuarial (loss) gain arising in current year	(1,658)	1,283	(97)	122
Foreign currency translation gain (loss)	51	15	1	1
Ending balance in AOCI	$(3,069)	$(1,537)	$(67)	$13
The following table sets forth amounts in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2014	2013	2014	2013
Prior service credit (cost)	$10	$12	$100	$86
Net actuarial loss	(3,079)	(1,549)	(167)	(73)
Ending balance in AOCI	$(3,069)	$(1,537)	$(67)	$13
Amounts in AOCI expected to be recognized as components of net periodic pension cost in 2015 are as follows (in millions, pretax):

	Pension Benefits	Other Benefits
Amortization of prior service cost (credit)	$(2)	$(19)
Amortization of actuarial loss	203	10
	$201	$(9)

Assumptions
Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2014	2013	2014	2013
Discount rate	3.75%	4.75%	3.75%	4.75%
Rate of increase in compensation levels	3.50%	3.50%	N/A	N/A
Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
Year Ended December 31,	2014	2013	2012	2014	2013	2012
Discount rate	4.75%	4.00%	4.75%	4.75%	4.00%	4.75%
Rate of increase in compensation levels	3.50%	3.50%	3.25%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	4.75%	4.75%	4.75%
The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2014 net periodic pension cost for the U.S. plans was 8.5 percent. As of December 31, 2014, the 5-year, 10-year, and 15-year annualized return on plan assets for the primary U.S. plan was 10.4 percent, 6.3 percent and 5.5 percent, respectively. The annualized return since inception was 10.9 percent.
The assumed health care cost trend rates are as follows:

December 31,	2014	2013
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020
The Company's U.S. postretirement benefit plans are primarily defined dollar benefit plans that limit the effects of medical inflation because the plans have established dollar limits for determining our contributions. As a result, the effect of a 1 percentage point change in the assumed health care cost trend rate would not be significant to the Company.
The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. Rates for each of our U.S. plans at December 31, 2014, were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For our non-U.S. plans, we base the discount rate on comparable indices within each of the countries. The rate of compensation increase assumption is determined by the Company based upon annual reviews. We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.
Cash Flows
Our estimated future benefit payments for funded and unfunded plans are as follows (in millions):

Year Ended December 31,	2015	2016	2017	2018	2019	2020-2024
Pension benefit payments	$494	$518	$551	$560	$584	$3,137
Other benefit payments[1]	61	65	67	67	68	343
Total estimated benefit payments	$555	$583	$618	$627	$652	$3,480

[1]
The expected benefit payments for our other postretirement benefit plans are net of estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to be approximately $5 million for the period 2015–2019, and $4 million for the period 2020–2024.

The Company anticipates making pension contributions in 2015 of approximately $90 million, all of which will be allocated to our international plans. The majority of these contributions are discretionary.
Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the largest U.S. defined contribution plan, we match participants' contributions up to a maximum of 3.5 percent of compensation, subject to certain limitations. Company costs related to the U.S. plans were $92 million, $97 million and $93 million in 2014, 2013 and 2012, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company costs associated with those plans were $36 million, $32 million and $29 million in 2014, 2013 and 2012, respectively.
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
The Company's expense for U.S. multi-employer pension plans totaled $38 million, $37 million and $31 million in 2014, 2013 and 2012, respectively. The plans we currently participate in have contractual arrangements that extend into 2019. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we currently participate, we would need to record the appropriate withdrawal liabilities at that time.
NOTE 14: INCOME TAXES
Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2014	2013	2012
United States	$1,567	$2,451	$3,526
International	7,758	9,026	8,283
Total	$9,325	$11,477	$11,809
Income tax expense consisted of the following for the years ended December 31, 2014, 2013 and 2012 (in millions):

	United States	State and Local	International	Total
2014
Current	$867	$81	$1,293	$2,241
Deferred	(97)	(21)	78	(40)
2013
Current	$713	$102	$1,388	$2,203
Deferred	305	38	305	648
2012
Current	$602	$74	$1,415	$2,091
Deferred	936	33	(337)	632
We made income tax payments of $1,926 million, $2,162 million and $981 million in 2014, 2013 and 2012, respectively.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2014		2013		2012
Statutory U.S. federal tax rate	35.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	1.0		1.0		1.1
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(11.5)	[1,2]	(10.3)	[5,6,7]	(9.5)	[10,11]
Reversal of valuation allowances	—		—		(2.4)	[12]
Equity income or loss	(2.2)		(1.4)	[8]	(2.0)
Other operating charges	2.9	[3,4]	1.2	[9]	0.4	[13]
Other — net	(1.6)		(0.7)		0.5
Effective tax rate	23.6%		24.8%		23.1%

[1]
Includes a $6 million tax expense on a pretax net charge of $372 million (or a 1.5 percent impact on our effective tax rate) due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SICAD 2 exchange rate. Refer to Note 1.

[2]
Includes a tax expense of $18 million (or a 0.2 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[3]
Includes a tax expense of $55 million on a pretax charge of $352 million (or a 1.9 percent impact on our effective tax rate) primarily due to an impairment of a Venezuelan trademark, a write-down the Company recorded on the concentrate sales receivables from our bottling partner in Venezuela, a charge associated with certain of the Company's fixed assets, and as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 1 and Note 17.

[4]
Includes a tax benefit of $191 million on pretax charges of $809 million (or a 1 percent impact on our effective tax rate) primarily related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18.

[5]
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

[7]	Includes a tax expense of $3 million (or a 0.5 percent impact on our effective tax rate) related to a charge of $149 million due to the devaluation of the Venezuelan bolivar. Refer to Note 19.

[8]
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

[10]
Includes a tax expense of $133 million (or a 1.1 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[11]
Includes a tax expense of $57 million on pretax net gains of $76 million (or a 0.3 percent impact on our effective tax rate) related to the following: a gain recognized as a result of the merger of Embotelladora Andina S.A. ("Andina") and Embotelladoras Coca-Cola Polar S.A. ("Polar"); a gain recognized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment; the loss recognized on the then pending sale of a majority ownership interest in our consolidated Philippine bottling operations to Coca-Cola FEMSA; and the expense recorded for the premium the Company paid over the publicly traded market price to acquire an ownership interest in Mikuni. Refer to Note 17.

[12]	Relates to a net tax benefit of $283 million associated with the reversal of valuation allowances in certain of the Company's foreign jurisdictions.

[13]
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

Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2016 to 2023. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $265 million, $279 million and $280 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
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
As of December 31, 2014, the gross amount of unrecognized tax benefits was $211 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $173 million, exclusive of any benefits related to interest and penalties. The remaining $38 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts is as follows (in millions):

Year Ended December 31,	2014	2013	2012
Beginning balance of unrecognized tax benefits	$230	$302	$320
Increases related to prior period tax positions	13	1	69
Decreases related to prior period tax positions	(2)	(7)	(15)
Increases related to current period tax positions	11	8	23
Decreases related to settlements with taxing authorities	(5)	(4)	(45)
Reductions as a result of a lapse of the applicable statute of limitations	(32)	(59)	(36)
Increases (decreases) from effects of foreign currency exchange rates	(4)	(11)	(14)
Ending balance of unrecognized tax benefits	$211	$230	$302
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $113 million, $105 million and $113 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2014, 2013 and 2012, respectively. Of these amounts, $8 million of expense, $8 million of benefit and $33 million of expense were recognized through income tax expense in 2014, 2013 and 2012, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our consolidated statements of income or consolidated balance sheets. These changes may be the result of settlements of ongoing audits, statute of limitations expiring or final settlements in transfer pricing matters that are the subject of litigation. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
As of December 31, 2014, undistributed earnings of the Company's foreign subsidiaries amounted to $33.3 billion. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in millions):

December 31,	2014	2013
Deferred tax assets:
Property, plant and equipment	$96	$102
Trademarks and other intangible assets	68	63
Equity method investments (including foreign currency translation adjustment)	462	243
Derivative financial instruments	134	50
Other liabilities	1,082	1,102
Benefit plans	1,673	1,237
Net operating/capital loss carryforwards	729	790
Other	196	225
Gross deferred tax assets	$4,440	$3,812
Valuation allowances	(649)	(586)
Total deferred tax assets[1,2]	$3,791	$3,226
Deferred tax liabilities:
Property, plant and equipment	$(2,342)	$(2,417)
Trademarks and other intangible assets	(4,020)	(4,192)
Equity method investments (including foreign currency translation adjustment)	(1,038)	(1,070)
Derivative financial instruments	(457)	(147)
Other liabilities	(110)	(69)
Benefit plans	(487)	(473)
Other	(944)	(810)
Total deferred tax liabilities[3]	$(9,398)	$(9,178)
Net deferred tax liabilities	$(5,607)	$(5,952)

[1]	Noncurrent deferred tax assets of $319 million and $328 million were included in the line item other assets in our consolidated balance sheets as of December 31, 2014 and 2013, respectively.

[2]
Current deferred tax assets of $160 million and $211 million were included in the line item prepaid expenses and other assets in our consolidated balance sheets as of December 31, 2014 and 2013, respectively.

[3]
Current deferred tax liabilities of $450 million and $339 million were included in the line item accounts payable and accrued expenses in our consolidated balance sheets as of December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, we had $643 million and $198 million, respectively, of net deferred tax liabilities located in countries outside the United States.
As of December 31, 2014, we had $6,408 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $497 million must be utilized within the next five years, and the remainder can be utilized over a period greater than five years.
An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2014	2013	2012
Balance at beginning of year	$586	$487	$859
Additions	104	169	126
Decrease due to transfer to assets held for sale	—	—	(146)
Deductions	(41)	(70)	(352)
Balance at end of year	$649	$586	$487
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
In 2014, the Company recognized a net increase of $63 million in its valuation allowances. This increase was primarily due to the increase in net operating losses during the normal course of business operations and due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SICAD 2 exchange rate. The Company recognized a reduction in the valuation allowances primarily due to changes in deferred tax assets and related valuation allowances on certain equity investments and decreases in net operating losses during the normal course of business operations.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following (in millions):

December 31,	2014	2013
Foreign currency translation adjustment	$(5,226)	$(2,849)
Accumulated derivative net gains (losses)	554	197
Unrealized net gains (losses) on available-for-sale securities	972	258
Adjustments to pension and other benefit liabilities	(2,077)	(1,038)
Accumulated other comprehensive income (loss)	$(5,777)	$(3,432)

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Year Ended December 31, 2014
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$7,098	$26	$7,124
Other comprehensive income:
Net foreign currency translation adjustment	(2,377)	(5)	(2,382)
Net gain (loss) on derivatives[1]	357	—	357
Net unrealized gain (loss) on available-for-sale securities[2]	714	—	714
Net change in pension and other benefit liabilities[3]	(1,039)	—	(1,039)
Total comprehensive income	$4,753	$21	$4,774

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Refer to Note 3 for information related to the net unrealized gain or loss on available-for-sale securities.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.
OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI, for the years ended December 31, 2014, 2013 and 2012, is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2014
Foreign currency translation adjustments:
Translation adjustment arising in the period	$(2,560)	$183	$(2,377)
Net foreign currency translation adjustment	(2,560)	183	(2,377)
Derivatives:
Unrealized gains (losses) arising during the year	620	(231)	389
Reclassification adjustments recognized in net income	(50)	18	(32)
Net gain (loss) on derivatives[1]	570	(213)	357
Available-for-sale securities:
Unrealized gains (losses) arising during the year	1,139	(412)	727
Reclassification adjustments recognized in net income	(17)	4	(13)
Net change in unrealized gain (loss) on available-for-sale securities[2]	1,122	(408)	714
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	(1,666)	588	(1,078)
Reclassification adjustments recognized in net income	60	(21)	39
Net change in pension and other benefit liabilities[3]	(1,606)	567	(1,039)
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(2,474)	$129	$(2,345)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2013
Foreign currency translation adjustments:
Translation adjustment arising in the period	$(1,046)	$56	$(990)
Reclassification adjustments recognized in net income	(194)	—	(194)
Net foreign currency translation adjustment	(1,240)	56	(1,184)
Derivatives:
Unrealized gains (losses) arising during the year	425	(173)	252
Reclassification adjustments recognized in net income	(167)	66	(101)
Net gain (loss) on derivatives[1]	258	(107)	151
Available-for-sale securities:
Unrealized gains (losses) arising during the year	(134)	42	(92)
Reclassification adjustments recognized in net income	12	—	12
Net change in unrealized gain (loss) on available-for-sale securities[2]	(122)	42	(80)
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	1,490	(550)	940
Reclassification adjustments recognized in net income	198	(72)	126
Net change in pension and other benefit liabilities[3]	1,688	(622)	1,066
Other comprehensive income (loss) attributable to The Coca-Cola Company	$584	$(631)	$(47)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2012
Net foreign currency translation adjustment	$(219)	$(1)	$(220)
Derivatives:
Unrealized gains (losses) arising during the year	77	(29)	48
Reclassification adjustments recognized in net income	82	(31)	51
Net gain (loss) on derivatives[1]	159	(60)	99
Available-for-sale securities:
Unrealized gains (losses) arising during the year	248	(64)	184
Reclassification adjustments recognized in net income	(6)	—	(6)
Net change in unrealized gain (loss) on available-for-sale securities[2]	242	(64)	178
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	(1,132)	405	(727)
Reclassification adjustments recognized in net income	92	(33)	59
Net change in pension and other benefit liabilities[3]	(1,040)	372	(668)
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(858)	$247	$(611)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded during the year ended December 31, 2014 (in millions):

Description of AOCI Component	Financial Statement Line Item	Amount Reclassified from AOCI into Income
Derivatives:
Foreign currency contracts	Net operating revenues	$(121)
Foreign currency and commodity contracts	Cost of goods sold	(37)
Foreign currency contracts	Other income (loss) — net	108
	Income before income taxes	$(50)
	Income taxes	18
	Consolidated net income	$(32)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$(17)
	Income before income taxes	$(17)
	Income taxes	4
	Consolidated net income	$(13)
Pension and other benefit liabilities:
Amortization of net actuarial loss	*	$79
Amortization of prior service cost (credit)	*	(19)
	Income before income taxes	$60
	Income taxes	(21)
	Consolidated net income	$39

*
This component of AOCI is included in the Company's computation of net periodic benefit cost and is not reclassified out of AOCI into a single line item in our consolidated statements of income in its entirety. Refer to Note 13 for additional information.

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
The fair values of our derivative instruments other than futures are determined using standard valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments other than futures include the applicable exchange rates, forward rates, interest rates, discount rates and commodity prices. The standard valuation model for options also uses implied volatility as an additional input. The discount rates are based on the historical U.S. Deposit or U.S. Treasury rates, and the implied volatility specific to options is based on quoted rates from financial institutions.
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
The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2014
	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets:
Trading securities[2]	$228	$177	$4		$—	$409
Available-for-sale securities[2]	4,116	3,627	136	[3]	—	7,879
Derivatives[4]	9	1,721	—		(437)	1,293	[5]
Total assets	$4,353	$5,525	$140		$(437)	$9,581
Liabilities:
Derivatives[4]	$2	$558	$—		$(437)	$123	[5]
Total liabilities	$2	$558	$—		$(437)	$123

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

[5]
The Company's derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $567 million in the line item prepaid expenses and other assets; $726 million in the line item other assets; $14 million in the line item accounts payable and accrued expenses; and $109 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

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

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the years ended December 31, 2014 and 2013.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2014 and 2013.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

Assets measured at fair value on a nonrecurring basis for the years ended December 31, 2014 and 2013, are summarized below (in millions):

	Gains (Losses)
December 31,	2014		2013
Assets held for sale	$(494)	[1]	$—
Intangible assets	(18)	[2]	(195)	[2]
Exchange of investment in equity securities	—		(114)	[4]
Valuation of shares in equity method investee	(32)	[3]	139	[3]
Total	$(544)		$(170)

[1]
As of December 31, 2014, the Company had entered into agreements to refranchise additional territories in North America. These operations met the criteria to be classified as held for sale in our consolidated balance sheet as of December 31, 2014, and we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company recognized a noncash loss of $494 million during the year ended December 31, 2014 as a result of writing down the assets to their fair value less costs to sell. The loss was calculated based on Level 3 inputs. Refer to Note 2.

[2]
The Company recognized losses of $18 million and $195 million during years ended December 31, 2014 and 2013, respectively, due to impairment charges on certain intangible assets. The charges were primarily determined by comparing the fair value of the assets to the current carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 1 and Note 17.

[3]
In 2014, the Company recognized a loss of $32 million as a result of the owners of the majority interest in certain Brazilian bottling operations exercising their option to acquire from us a 10 percent interest in the entity's outstanding shares. The exercise price was lower than our carrying value. This loss was determined using Level 3 inputs. In 2013, the Company recognized a gain of $139 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment in Coca-Cola FEMSA. This gain was determined using Level 1 inputs. Refer to Note 17.

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

Pension Plan Assets
The following table summarizes the levels within the fair value hierarchy for our pension plan assets as of December 31, 2014 and 2013 (in millions):

	December 31, 2014					December 31, 2013
	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3		Total
Cash and cash equivalents	$161	$100	$—		$261	$331	$183	$—		$514
Equity securities:
U.S.-based companies	1,793	6	17		1,816	1,680	7	15		1,702
International-based companies	1,050	13	—		1,063	1,271	13	—		1,284
Fixed-income securities:
Government bonds	—	863	3		866	—	719	49		768
Corporate bonds and debt securities	—	1,533	33		1,566	—	1,466	40		1,506
Mutual, pooled and commingled funds	98	1,134	31		1,263	56	1,531	—		1,587
Hedge funds/limited partnerships	—	215	584		799	—	190	353		543
Real estate	—	16	392		408	—	—	251		251
Other	—	14	846	[1]	860	—	7	584	[1]	591
Total	$3,102	$3,894	$1,906		$8,902	$3,338	$4,116	$1,292		$8,746

[1]	Includes purchased annuity contracts and insurance-linked securities.
The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans for the years ended December 31, 2014 and 2013 (in millions):

	Fixed-Income Securities	Hedge Funds/Limited Partnerships	Real Estate	Equity Securities	Mutual, Pooled and Commingled Funds	Other		Total
2013
Balance at beginning of year	$—	$400	$257	$14	$—	$510		$1,181
Actual return on plan assets:
Related to assets still held at the reporting date	(4)	(6)	13	—	—	39		42
Related to assets sold during the year	(2)	24	6	—	—	—		28
Purchases, sales and settlements — net	95	14	(24)	1	—	193		279
Transfers in or out of Level 3 — net	—	(78)	—	—	—	(172)		(250)
Foreign currency translation	—	(1)	(1)	—	—	14		12
Balance at end of year	$89	$353	$251	$15	$—	$584	[1]	$1,292
2014
Balance at beginning of year	$89	$353	$251	$15	$—	$584		$1,292
Actual return on plan assets:
Related to assets still held at the reporting date	17	(17)	29	1	—	50		80
Related to assets sold during the year	(2)	42	7	—	—	—		47
Purchases, sales and settlements — net	(41)	198	106	1	31	241		536
Transfers in or out of Level 3 — net	(27)	9	—	—	—	—		(18)
Foreign currency translation	—	(1)	(1)	—	—	(29)		(31)
Balance at end of year	$36	$584	$392	$17	$31	$846	[1]	$1,906

[1]	Includes purchased annuity contracts and insurance-linked securities.

Other Postretirement Benefit Plan Assets
The following table summarizes the levels within the fair value hierarchy for our other postretirement benefit plan assets as of December 31, 2014 and 2013 (in millions):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3 [1]	Total	Level 1	Level 2	Level 3 [1]	Total
Cash and cash equivalents	$9	$1	$—	$10	$—	$10	$—	$10
Equity securities:
U.S.-based companies	114	—	—	114	112	—	—	112
International-based companies	7	—	—	7	8	—	—	8
Fixed-income securities:
Government bonds	76	3	—	79	76	3	—	79
Corporate bonds and debt securities	—	9	—	9	—	9	—	9
Mutual, pooled and commingled funds	10	6	—	16	11	7	—	18
Hedge funds/limited partnerships	—	1	4	5	—	1	2	3
Real estate	—	—	3	3	—	—	2	2
Other	—	—	3	3	—	—	2	2
Total	$216	$20	$10	$246	$207	$30	$6	$243

[1]	Level 3 assets are not a significant portion of other postretirement benefit plan assets.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of December 31, 2014, the carrying amount and fair value of our long-term debt, including the current portion, were $22,615 million and $23,411 million, respectively. As of December 31, 2013, the carrying amount and fair value of our long-term debt, including the current portion, were $20,178 million and $20,352 million, respectively.
NOTE 17: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
In 2014, the Company incurred other operating charges of $1,183 million. These charges primarily consisted of $601 million due to the Company's productivity and reinvestment program and $208 million due to the integration of our German bottling and distribution operations. In addition, the Company incurred a charge of $314 million due to a write-down we recorded related to our concentrate sales receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to changes in exchange rates. The write-down was recorded as a result of our revised assessment of the U.S. dollar value we expect to realize upon the conversion of the Venezuelan bolivar into U.S. dollars by our bottling partner to pay our concentrate sales receivables. The Company also recorded a loss of $36 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 18 for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 1 for additional information on the Venezuelan currency change. Refer to Note 19 for the impact these charges had on our operating segments.
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

During the year ended December 31, 2013, the Company recorded charges of $195 million related to certain intangible assets. These charges included $113 million related to the impairment of trademarks recorded in our Bottling Investments and Asia Pacific operating segments. These impairments were primarily due to a strategic decision to phase out certain local-market value brands, which resulted in a change in the expected useful life of the intangible assets. The charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. Additionally, the remaining charge of $82 million was related to goodwill recorded in our Bottling Investments operating segment. This charge was primarily the result of management's revised outlook on market conditions and volume performance.
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
Other Nonoperating Items
Equity Income (Loss) — Net
The Company recorded net charges of $18 million and $159 million and a net gain of $8 million in equity income (loss) — net during the years ended December 31, 2014, 2013 and 2012, respectively. These amounts primarily represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees.
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
Other Income (Loss) — Net
In 2014, the Company recorded charges of $799 million due to the refranchising of certain territories in North America. The Company also incurred a charge of $372 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SICAD 2 exchange rate. Refer to Note 2 for more information related to the North America refranchising, Note 1 for more information related to the charge due to the remeasurement in Venezuela and Note 19 for the impact these charges had on our operating segments.
In 2013, the Company recorded a gain of $615 million due to the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner. Subsequent to this transaction, the Company accounts for our investment in the newly combined Brazilian bottling operations under the equity method of accounting. The owners of the majority interest received the option to acquire from us up to 24 percent of the new entity's outstanding shares at any time for a period of six years beginning December 31, 2013. In December 2014, the Company received notification that the owners of the majority interest had exercised their option to acquire from us a 10 percent interest in the entity's outstanding shares. During the year ended December 31, 2014, we recorded a loss of $32 million as a result of the exercise price being lower than our carrying value. Refer to Note 2 for additional information on this transaction. Refer to Note 19 for the impact these items had on our operating segments.
Effective July 1, 2013, four of the Company's Japanese bottling partners merged as CCEJ, a publicly traded entity, through a share exchange. The terms of the agreement included the issuance of new shares of one of the publicly traded bottlers in exchange for 100 percent of the outstanding shares of the remaining three bottlers according to an agreed-upon share exchange ratio. As a result, the Company recorded a net charge of $114 million for those investments in which the Company's carrying value was greater than the fair value of the shares received. Refer to Note 19 for the impact this loss had on our operating segments.
In 2013, the Company recorded a charge of $140 million due to the Venezuelan government announcing a currency devaluation. As a result of this devaluation, the Company remeasured the net monetary assets related to its operations in Venezuela. Refer to Note 19 for the impact this charge had on our operating segments. The Company also recognized a gain of $139 million due to Coca-Cola FEMSA issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company sold a proportionate share of its investment in Coca-Cola FEMSA. Refer to Note 16 for additional information on the measurement of the gain and Note 19 for the impact this gain had on our operating segments.
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
During the year ended December 31, 2012, the Company recorded a charge of $82 million due to the acquisition of an ownership interest in Mikuni for which we paid a premium over the publicly traded market price. Although the Company paid this premium to obtain specific rights that have an economic and strategic value to the Company, they do not qualify as an asset and were recorded as expense on the acquisition date. For the impact that this charge had on our operating segments, refer to Note 19. The Company accounted for our investment in Mikuni under the equity method of accounting prior to the merger of the four bottlers into CCEJ discussed above.
The Company also recognized charges of $16 million during the year ended December 31, 2012, due to other-than-temporary declines in the fair values of certain cost method investments. Refer to Note 19 for the impact these charges had on our operating segments.
NOTE 18: PRODUCTIVITY, INTEGRATION AND RESTRUCTURING INITIATIVES
Productivity and Reinvestment
In February 2012, the Company announced a four-year productivity and reinvestment program which is designed to assist us in strengthening our brands and reinvesting our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and further integration of CCE's former North America business.
In February 2014, the Company announced the expansion of our productivity and reinvestment program to drive incremental productivity by 2016 that will primarily be redirected into increased media investments. Our incremental productivity goal consists of two relatively equal components. First, we will expand savings through global supply chain optimization, data and information technology systems standardization, and resource and cost reallocation. Second, we will increase the effectiveness of our marketing investments by transforming our marketing and commercial model to redeploy resources into more consumer-facing marketing investments to accelerate growth.
In October 2014, the Company announced that we are further expanding our productivity and reinvestment program through 2019. The expansion of the productivity initiatives will focus on four key areas: restructuring the Company's global supply chain, including manufacturing in North America; implementing zero-based budgeting across the organization; streamlining and simplifying the Company's operating model; and further driving increased discipline and efficiency in direct marketing investments.
The Company has incurred total pretax expenses of $1,365 million related to this program since it commenced. These expenses were recorded in the line item other operating charges in our consolidated statement of income. Refer to Note 19 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts since the commencement of the plan (in millions):

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
2012
Costs incurred	$21	$61	$188	$270
Payments	(8)	(55)	(167)	(230)
Noncash and exchange	(1)	—	(13)	(14)
Accrued balance as of December 31	$12	$6	$8	$26
2013
Costs incurred	$188	$59	$247	$494
Payments	(113)	(59)	(209)	(381)
Noncash and exchange	1	—	(28)	(27)
Accrued balance as of December 31	$88	$6	$18	$112
2014
Costs incurred	$277	$77	$247	$601
Payments	(103)	(79)	(220)	(402)
Noncash and exchange	(2)	—	(24)	(26)
Accrued balance as of December 31	$260	$4	$21	$285
Integration Initiatives
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred $208 million, $187 million and $148 million of expenses related to this initiative in 2014, 2013 and 2012, respectively, and has incurred total pretax expenses of $835 million related to this initiative since it commenced. These expenses were recorded in the line item other operating charges in our consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $101 million and $127 million accrued related to these integration costs as of December 31, 2014 and 2013, respectively.
The Company is currently reviewing other restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of December 31, 2014, the Company had not finalized any additional plans.
NOTE 19: OPERATING SEGMENTS
As of December 31, 2014, our organizational structure consisted of the following operating segments: Eurasia and Africa; Europe; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate.
Segment Products and Services
The business of our Company is nonalcoholic beverages. With the exception of North America, our geographic operating segments (Eurasia and Africa; Europe; Latin America; North America; and Asia Pacific) derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. The North America operating segment derives the majority of its revenues from the sale of finished beverages. Our Bottling Investments operating segment is composed of our Company-owned or consolidated bottling operations outside of North America, regardless of the geographic location of the bottler, and equity income from the majority of our equity method investments. Company-owned or consolidated bottling operations derive the majority of their revenues from the sale of finished beverages. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations.

The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2014	2013	2012
Concentrate operations[1]	38%	38%	38%
Finished product operations[2]	62	62	62
Net operating revenues	100%	100%	100%

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
Geographic Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2014	2013	2012
United States	$19,763	$19,820	$19,732
International	26,235	27,034	28,285
Net operating revenues	$45,998	$46,854	$48,017
The following table provides information related to our property, plant and equipment — net (in millions):

Year Ended December 31,	2014	2013	2012
United States	$8,683	$8,841	$8,509
International	5,950	6,126	5,967
Property, plant and equipment — net	$14,633	$14,967	$14,476

Information about our Company's operations by operating segment for the years ended December 31, 2014, 2013 and 2012, is as follows (in millions):

	Eurasia & Africa	Europe		Latin America	North America	Asia Pacific	Bottling Investments		Corporate	Eliminations	Consolidated
2014
Net operating revenues:
Third party	$2,730	$4,844		$4,597	$21,462	$5,257	$6,972		$136	$—	$45,998
Intersegment	—	692		60	17	489	67		—	(1,325)	—
Total net revenues	2,730	5,536		4,657	21,479	5,746	7,039		136	(1,325)	45,998
Operating income (loss)	1,084	2,852		2,316	2,447	2,448	9		(1,448)	—	9,708
Interest income	—	—		—	—	—	—		594	—	594
Interest expense	—	—		—	—	—	—		483	—	483
Depreciation and amortization	47	75		56	1,195	96	315		192	—	1,976
Equity income (loss) — net	35	31		10	(16)	12	691		6	—	769
Income (loss) before income taxes	1,125	2,892		2,319	1,633	2,464	715		(1,823)	—	9,325
Identifiable operating assets[1]	1,298	3,358	[2]	2,426	33,066	1,793	6,975	[2]	29,482	—	78,398
Investments[3]	1,081	90		757	48	157	8,781		2,711	—	13,625
Capital expenditures	30	54		55	1,293	76	628		270	—	2,406
2013
Net operating revenues:
Third party	$2,763	$4,645		$4,748	$21,574	$5,372	$7,598		$154	$—	$46,854
Intersegment	—	689		191	16	497	78		—	(1,471)	—
Total net revenues	2,763	5,334		4,939	21,590	5,869	7,676		154	(1,471)	46,854
Operating income (loss)	1,087	2,859		2,908	2,432	2,478	115		(1,651)	—	10,228
Interest income	—	—		—	—	—	—		534	—	534
Interest expense	—	—		—	—	—	—		463	—	463
Depreciation and amortization	42	86		58	1,192	130	335		134	—	1,977
Equity income (loss) — net	22	24		13	2	19	524		(2)	—	602
Income (loss) before income taxes	1,109	2,923		2,920	2,434	2,494	679		(1,082)	—	11,477
Identifiable operating assets[1]	1,273	3,713	[2]	2,918	33,964	1,922	7,011	[2]	27,742	—	78,543
Investments[3]	1,157	106		545	49	143	9,424		88	—	11,512
Capital expenditures	40	34		63	1,374	117	643		279	—	2,550
2012
Net operating revenues:
Third party	$2,697	$4,481		$4,560	$21,665	$5,680	$8,807		$127	$—	$48,017
Intersegment	—	642		271	15	628	88		—	(1,644)	—
Total net revenues	2,697	5,123		4,831	21,680	6,308	8,895		127	(1,644)	48,017
Operating income (loss)	1,078	2,960		2,879	2,597	2,516	140		(1,391)	—	10,779
Interest income	—	—		—	—	—	—		471	—	471
Interest expense	—	—		—	—	—	—		397	—	397
Depreciation and amortization	33	100		70	1,083	119	406		171	—	1,982
Equity income (loss) — net	20	45		4	13	2	732		3	—	819
Income (loss) before income taxes	1,101	3,015		2,882	2,624	2,523	904		(1,240)	—	11,809
Identifiable operating assets[1]	1,299	2,976	[2]	2,759	34,114	2,163	9,648	[2]	22,767	—	75,726
Investments[3]	1,155	271		539	39	127	8,253		64	—	10,448
Capital expenditures	51	30		88	1,447	107	867		190	—	2,780

[1]
Principally cash and cash equivalents, short-term investments, marketable securities, trade accounts receivable, inventories, goodwill, trademarks and other intangible assets and property, plant and equipment — net.

[2]	Property, plant and equipment — net in Germany represented 10 percent of consolidated property, plant and equipment — net in 2014, 11 percent in 2013 and 10 percent in 2012.

[3]	Principally equity method investments, available-for-sale securities and nonmarketable investments in bottling companies.

In 2014, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $26 million for Eurasia and Africa, $111 million for Europe, $20 million for Latin America, $281 million for North America, $36 million for Asia Pacific, $211 million for Bottling Investments and $124 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18.

•
Operating income (loss) and income (loss) before income taxes were reduced by $42 million for Bottling Investments as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 17.

•
Income (loss) before income taxes was reduced by $2 million for Europe and $16 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•	Income (loss) before income taxes was reduced by $799 million for North America due to the refranchising of certain territories. Refer to Note 2 and Note 17.

•
Income (loss) before income taxes was reduced by $275 million for Latin America and $411 million for Corporate due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SICAD 2 exchange rate, an impairment of a Venezuelan trademark, and a write-down the Company recorded on the concentrate sales receivables from our bottling partner in Venezuela. Refer to Note 1 and Note 17.

•
Income (loss) before income taxes was increased by $25 million for Bottling Investments due to the elimination of intercompany profits resulting from a write-down we recorded on the concentrate sales receivables from our bottling partner in Venezuela, an equity method investee, partially offset by our proportionate share of their remeasurement loss. Refer to Note 1.

•
Income (loss) before income taxes was reduced by $32 million for Corporate as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest at an exercise price less than that of our carrying value. Refer to Note 2 and Note 17.

In 2013, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Eurasia and Africa, $57 million for Europe, $282 million for North America, $26 million for Asia Pacific, $194 million for Bottling Investments and $121 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18.

•
Operating income (loss) and income (loss) before income taxes were reduced by $195 million for Corporate due to impairment charges recorded on certain of the Company's intangible assets. Refer to Note 8 and Note 17.

•	Operating income (loss) and income (loss) before income taxes were reduced by $22 million for Asia Pacific due to charges associated with certain of the Company's fixed assets. Refer to Note 17.

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

In 2012, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Europe, $227 million for North America, $3 million for Asia Pacific, $164 million for Bottling Investments and $38 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18.

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

•
Income (loss) before income taxes was reduced by $1 million for Eurasia and Africa, $4 million for Europe, $2 million for Latin America and $4 million for Asia Pacific due to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category. Refer to Note 17.

NOTE 20: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

Year Ended December 31,	2014	2013	2012
(Increase) decrease in trade accounts receivable	$(253)	$28	$(33)
(Increase) decrease in inventories	35	(105)	(286)
(Increase) decrease in prepaid expenses and other assets	194	(163)	(29)
Increase (decrease) in accounts payable and accrued expenses	(250)	(158)	(556)
Increase (decrease) in accrued taxes	151	22	770
Increase (decrease) in other liabilities	(316)	(556)	(946)
Net change in operating assets and liabilities	$(439)	$(932)	$(1,080)

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.
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

Audit Committee's Responsibility
The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2015 Proxy Statement.

Muhtar Kent	Larry M. Mark
Chairman of the Board of Directors, Chief Executive Officer and President February 25, 2015	Vice President and Controller February 25, 2015

Kathy N. Waller	Mark Randazza
Executive Vice President and Chief Financial Officer February 25, 2015	Vice President and Assistant Controller February 25, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company
We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 25, 2015

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareowners
The Coca-Cola Company
We have audited The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Coca-Cola Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, The Coca-Cola Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 25, 2015

Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(In millions except per share data)
2014
Net operating revenues	$10,576	$12,574	$11,976	$10,872	$45,998
Gross profit	6,493	7,755	7,346	6,515	28,109
Net income attributable to shareowners of The Coca-Cola Company	1,619	2,595	2,114	770	7,098
Basic net income per share	$0.37	$0.59	$0.48	$0.18	$1.62
Diluted net income per share	$0.36	$0.58	$0.48	$0.17	$1.60	[1]
2013
Net operating revenues	$11,035	$12,749	$12,030	$11,040	$46,854
Gross profit	6,711	7,760	7,237	6,725	28,433
Net income attributable to shareowners of The Coca-Cola Company	1,751	2,676	2,447	1,710	8,584
Basic net income per share	$0.39	$0.60	$0.55	$0.39	$1.94	[1]
Diluted net income per share	$0.39	$0.59	$0.54	$0.38	$1.90

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
The Company’s first quarter 2014 results were impacted by one less shipping day compared to the first quarter of 2013. Furthermore, the Company recorded the following transactions which impacted results:

•
Charges of $75 million for North America, $7 million for Asia Pacific, $42 million for Bottling Investments and $4 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•
Charges of $21 million for Bottling Investments and $226 million for Corporate due to the devaluation of the Venezuelan bolivar, including our proportionate share of the charge incurred by an equity method investee which has operations in Venezuela. Refer to Note 17 and Note 18.

•	Net charge of $6 million for Bottling Investments due to the Company’s proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•	Net tax charge of $5 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.
In the second quarter of 2014, the Company recorded the following transactions which impacted results:

•
Charges of $58 million for North America, $1 million for Asia Pacific, $66 million for Bottling Investments and $30 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•
Charge of $25 million for Bottling Investments as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 17.

•
Charge of $21 million for Corporate as a result of a write-down of receivables related to sales of concentrate to our bottling partner in Venezuela due to limited government-approved exchange rate conversion mechanisms. Refer to Note 17.

•	Charge of $140 million for North America primarily due to the derecognition of intangible assets as a result of refranchising certain territories. Refer to Note 2 and Note 17.

•	Net charge of $6 million for Bottling Investments due to the Company’s proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•	Net tax charge of $26 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.
In the third quarter of 2014, the Company recorded the following transactions which impacted results:

•
Charges of $1 million for Eurasia and Africa, $2 million for Europe, $59 million for North America, $2 million for Asia Pacific, $34 million for Bottling Investments and $20 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•
Charge of $7 million for Bottling Investments as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 17.

•	Charge of $270 million for North America primarily due to the refranchising of certain territories. Refer to Note 2 and Note 17.

•	Net charge of $8 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•
Net tax benefit of $29 million related to prior year audit settlements and amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

The Company’s fourth quarter 2014 results were impacted by one additional shipping day compared to the fourth quarter of 2013. Furthermore, the Company recorded the following transactions which impacted results:

•
Charges of $25 million for Eurasia and Africa, $109 million for Europe, $20 million for Latin America, $89 million for North America, $26 million for Asia Pacific, $69 million for Bottling Investments and $70 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•
Charge of $10 million for Bottling Investments as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 17.

•	Charge of $389 million for North America due to the refranchising of certain territories. Refer to Note 2 and Note 17.

•
Charge of $164 million for Corporate due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SICAD 2 exchange rate, and for the impairment of a Venezuelan trademark. Refer to Note 1 and Note 17.

•	Charge of $275 million for Latin America due to the write-down of concentrate sales receivables from our bottling partner in Venezuela. Refer to Note 1 and Note 17.

•
Benefit of $46 million for Bottling Investments due to the elimination of intercompany profits resulting from a write-down the Company recorded on the concentrate sales receivables from our bottling partner in Venezuela, an equity method investee. Refer to Note 17.

•
Charge of $32 million for Corporate as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest at an exercise price less than that of our carrying value. Refer to Note 17.

•	Net tax charge of $5 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.
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

•	Charge of $11 million for Asia Pacific due to certain of the Company's fixed assets. Refer to Note 7 and Note 17.

•	Net benefit of $8 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•	Net tax benefit of $20 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.
The Company’s fourth quarter 2013 results were impacted by one additional shipping day compared to the fourth quarter of 2012. Furthermore, the Company recorded the following transactions which impacted results:

•
Charges of $50 million for Europe, $92 million for North America, $10 million for Asia Pacific, $108 million for Bottling Investments and $24 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	Charge of $5 million for Corporate due to impairment charges recorded on certain of the Company's intangible assets. Refer to Note 16 and Note 17.

•	Charge of $11 million for Asia Pacific due to charges associated with certain of the Company's fixed assets. Refer to Note 7 and Note 17.

•	Net charge of $134 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•	Charge of $27 million for Corporate due to the early extinguishment of certain long-term debt. Refer to Note 10.

•	Net tax benefit of $15 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2014 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
Not applicable.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Director Nominations under the subheading "Item 1-Election of Directors" under the principal heading "Governance," the information under the subheading "2015 Director Nominees" under the principal heading "Governance," the information regarding the Codes of Business Conduct under the subheading "Additional Governance Features" under the principal heading "Governance," the  information under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the principal heading "Share Ownership" and the information regarding the Audit Committee under the subheading "Board and Committee Governance" under the principal heading "Governance" in the Company's 2015 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information under the subheading "Director Compensation" under the principal heading "Governance" and the information under the subheadings "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Compensation Tables," "Payments on Termination or Change in Control" and "Summary of Plans" under the principal heading "Compensation" in the Company's 2015 Proxy Statement is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the subheading "Equity Compensation Plan Information" under the principal heading "Compensation" and the information under the subheading "Ownership of Equity Securities of the Company" under the principal heading "Share Ownership" in the Company's 2015 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading "Director Independence and Related Person Transactions" under the principal heading
"Governance" in the Company's 2015 Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors under the subheading "Item 3 – Ratification of the Appointment of Ernst & Young LLP as Independent Auditors" under the principal heading "Audit Matters" in the Company's 2015 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.Financial Statements:
Consolidated Statements of Income — Years ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Comprehensive Income — Years ended December 31, 2014, 2013 and 2012.
Consolidated Balance Sheets — December 31, 2014 and 2013.
Consolidated Statements of Cash Flows — Years ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Shareowners' Equity — Years ended December 31, 2014, 2013 and 2012.
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

4.10	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.11	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.12	Form of Note for 0.750% Notes due March 13, 2015 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.13	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.14	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.15	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.16	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.17	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.18	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.

4.19	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.20	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.21	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.22	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 7, 2014.
4.23	Form of Note for 1.124% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 19, 2014.
4.24	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 19, 2014.
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
10.4.2
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.4.3
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.5
The Coca-Cola Company 1983 Restricted Stock Award Plan, as amended and restated through February 16, 2011 (the "1983 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 19, 2014 (the "1989 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6.1
Form of Restricted Stock Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.6.2
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.6.3
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.6.4
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6.6
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.7
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.8
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.9
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.10
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.11
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.12
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.13
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.14
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.15
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.16
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6.17
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.7	The Coca-Cola Company 2014 Equity Plan — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2014.*
10.8
The Coca-Cola Company Compensation Deferral & Investment Program of the Company, as amended (the "Compensation Deferral & Investment Program"), including Amendment Number Four, dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*

10.8.1
Amendment Number Five to the Compensation Deferral & Investment Program, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.8.2
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

10.9.1
Amendment One to the Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.9.2
Amendment Two to the Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.10
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), Amended and Restated Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.11
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 (the "Supplemental Cash Balance Plan") — incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.11.1
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

10.13
Deferred Compensation Plan of the Company, as amended and restated December 8, 2010 — incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.14
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*

10.15
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 (the "Benefits Plan for Members of the Board of Directors") — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10.15.1
Amendment Number One to the Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*

10.16
Employment Agreement, dated as of February 20, 2003, between the Company and José Octavio Reyes — incorporated herein by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.*

10.16.1
Letter, dated September 13, 2012, between Servicios Integrados de Administración y Alta Gerencia, S de R.L. de C.V. and José Octavio Reyes — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.16.2
Modification of Conditions, Termination Agreement and Release, dated September 13, 2012, between Servicios Integrados de Administración y Alta Gerencia, S de R.L. de C.V. and José Octavio Reyes — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.17
The Coca-Cola Company Severance Pay Plan, As Amended and Restated, Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.18
Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 18, 2005.

10.19	Offer of Settlement of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 18, 2005.
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

10.22.2	Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Joseph V. Tripodi, dated December 5, 2014.*
10.23	Letter, dated July 17, 2008, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2008.*
10.24
Letter of Understanding between the Company and Ceree Eberly, dated October 26, 2009, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 1, 2009 — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.25
The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.25.1
Amendment Number One to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 29, 2011 — incorporated herein by reference to Exhibit 10.34.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.25.2
Amendment Number Two to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated November 14, 2011 — incorporated herein by reference to Exhibit 10.34.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.25.3
Amendment Number Three to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on September 28, 2012.*

10.26
The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.26.1
Amendment Number One to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 20, 2011 — incorporated herein by reference to Exhibit 10.35.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.26.2
Amendment Number Two to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on September 28, 2012.*

10.27
Letter Agreement, dated as of June 7, 2010, between The Coca-Cola Company and Dr Pepper Seven-Up, Inc. — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2010.

10.28
Coca-Cola Enterprises Inc. 2001 Stock Option Plan — incorporated herein by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.29
Coca-Cola Enterprises Inc. 2004 Stock Award Plan — incorporated herein by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.30
Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.30.1
Form of 2007 Stock Option Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.32 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2007.*

10.30.2
Form of Stock Option Agreement (Chief Executive Officer and Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan for Awards after October 29, 2008 — incorporated herein by reference to Exhibit 10.16.4 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.30.3
Form of 2007 Restricted Stock Unit Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.16.7 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.30.4
Form of 2007 Performance Share Unit Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.16.10 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.30.5
Form of Performance Share Unit Agreement (Chief Executive Officer and Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan for Awards after October 29, 2008 — incorporated herein by reference to Exhibit 10.16.12 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.31
Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010) — incorporated herein by reference to Exhibit 10.2 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.*

10.31.1
First Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010), dated September 24, 2010 — incorporated herein by reference to Exhibit 10.45.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.31.2
Second Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010), dated November 3, 2010 — incorporated herein by reference to Exhibit 10.45.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.31.3
Third Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan, Effective January 1, 2010, dated February 15, 2011 — incorporated herein by reference to Exhibit 10.45.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.31.4
Fourth Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan, effective December 31, 2011, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.45.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.32
Coca-Cola Refreshments Executive Pension Plan, dated December 13, 2010 (Amended and Restated, Effective January 1, 2011) — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.32.1
Amendment Number One to the Coca-Cola Refreshments Executive Pension Plan (Amended and Restated, Effective January 1, 2011), dated as of July 14, 2011— incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.*

10.32.2
Amendment Number Two to the Coca-Cola Refreshments Executive Pension Plan, effective December 31, 2011, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.46.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.33
Amendment to certain Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Employee Benefit Plans and Equity Plans, effective December 6, 2010 — incorporated herein by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.34
Offer Letter, dated October 21, 2010, from the Company to Steven A. Cahillane, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 10, 2010 — incorporated herein by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.34.1	Letter, dated September 11, 2012, from the Company to Steven A. Cahillane — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.34.2
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Steven A. Cahillane, dated effective January 21, 2014 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2014.*

10.35
Offer Letter, dated January 5, 2011, from the Company to Guy Wollaert, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated June 23, 2008 — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.36	Letter, dated September 11, 2012, from the Company to Ahmet Bozer — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.37	Letter, dated September 11, 2012, from the Company to Brian Smith — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.38
Letter, dated September 11, 2012, from the Company to J. Alexander Douglas, Jr. — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.39	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.40	Letter, dated September 11, 2012, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.40.1
Service Agreement between Beverage Services Limited and James Robert Quincey, dated November 14, 2012 — incorporated herein by reference to Exhibit 10.57.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.41
Coca-Cola Refreshments Supplemental Pension Plan (Amended and Restated Effective January 1, 2011), dated December 13, 2010 — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.*

10.41.1
Amendment Number One to the Coca-Cola Refreshments Supplemental Pension Plan, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.*

10.41.2
Amendment Two to the Coca-Cola Refreshments Supplemental Pension Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.59.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.41.3
Amendment Three to the Coca-Cola Refreshments Supplemental Pension Plan, adopted March 19, 2013 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.42
Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective as of January 1, 2012 — incorporated herein by reference to Exhibit 10.60.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.42.1
Amendment One to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective January 1, 2012, dated May 24, 2012 — incorporated herein by reference to Exhibit 10.60.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.42.2
Amendment Two to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.60.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.42.3
Amendment Three to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, adopted March 19, 2013 — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.43	The Coca-Cola Company Severance Pay Plan for Certain Legacy CCNA Employees, effective as of January 1, 2013*
10.43.1	Amendment One to The Coca-Cola Severance Pay Plan for Certain Legacy CCNA Employees, effective February 28, 2014, dated September 22, 2014*
10.44	Letter, dated December 16, 2013, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.*
10.45	Letter, dated April 24, 2014, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 8-K filed on April 25, 2014.*
10.46	Letter, dated October 15, 2014, from the Company to Atul Singh.*
10.47	Letter, dated December 16, 2014, from the Company to Marcos de Quinto.*

12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.
21.1	List of subsidiaries of the Company as of December 31, 2014.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Balance Sheets as of December 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Shareowners' Equity for the years ended December 31, 2014, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements.

________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY
(Registrant)
By:	/s/ MUHTAR KENT
Muhtar Kent Chairman of the Board of Directors, Chief Executive Officer and President
	Date:	February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MUHTAR KENT	/s/ KATHY N. WALLER
Muhtar Kent Chairman of the Board of Directors, Chief Executive Officer, President and a Director (Principal Executive Officer)	Kathy N. Waller Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 25, 2015	February 25, 2015

/s/ LARRY M. MARK	/s/ MARK RANDAZZA
Larry M. Mark Vice President and Controller (As Principal Accounting Officer)	Mark Randazza Vice President and Assistant Controller (On behalf of the Registrant)

February 25, 2015	February 25, 2015

*	*
Herbert A. Allen Director	Richard M. Daley Director

February 25, 2015	February 25, 2015

*	*
Ronald W. Allen Director	Barry Diller Director

February 25, 2015	February 25, 2015

*	*
Marc Bolland Director	Helene D. Gayle Director

February 25, 2015	February 25, 2015

*	*
Ana Botín Director	Evan G. Greenberg Director

February 25, 2015	February 25, 2015

*	*
Howard G. Buffett Director	Sam Nunn Director

February 25, 2015	February 25, 2015

*	*
Alexis M. Herman Director	James D. Robinson III Director

February 25, 2015	February 25, 2015

*	*
Robert A. Kotick Director	Peter V. Ueberroth Director

February 25, 2015	February 25, 2015

*	*
Maria Elena Lagomasino Director	David B. Weinberg Director

February 25, 2015	February 25, 2015

*By:	/s/ GLORIA K. BOWDEN
Gloria K. Bowden Attorney-in-fact

February 25, 2015