Form 10-Q
period 2015-04-03
COCA COLA CO
filed 2015-04-30
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 27, 2015
$0.25 Par Value	4,358,700,821 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended
	April 3, 2015	March 28, 2014
NET OPERATING REVENUES	$10,711	$10,576
Cost of goods sold	4,103	4,083
GROSS PROFIT	6,608	6,493
Selling, general and administrative expenses	4,079	3,989
Other operating charges	233	128
OPERATING INCOME	2,296	2,376
Interest income	155	123
Interest expense	447	124
Equity income (loss) — net	2	71
Other income (loss) — net	(25)	(241)
INCOME BEFORE INCOME TAXES	1,981	2,205
Income taxes	415	579
CONSOLIDATED NET INCOME	1,566	1,626
Less: Net income attributable to noncontrolling interests	9	7
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,557	$1,619
BASIC NET INCOME PER SHARE[1]	$0.36	$0.37
DILUTED NET INCOME PER SHARE[1]	$0.35	$0.36
DIVIDENDS PER SHARE	$0.330	$0.305
AVERAGE SHARES OUTSTANDING	4,365	4,401
Effect of dilutive securities	57	63
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,422	4,464
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended
	April 3, 2015	March 28, 2014
CONSOLIDATED NET INCOME	$1,566	$1,626
Other comprehensive income:
Net foreign currency translation adjustment	(1,486)	(389)
Net gain (loss) on derivatives	334	(99)
Net unrealized gain (loss) on available-for-sale securities	(211)	315
Net change in pension and other benefit liabilities	65	7
TOTAL COMPREHENSIVE INCOME	268	1,460
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	3
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$265	$1,457
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	April 3, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,211	$8,958
Short-term investments	8,366	9,052
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	16,577	18,010
Marketable securities	3,472	3,665
Trade accounts receivable, less allowances of $362 and $331, respectively	4,461	4,466
Inventories	3,219	3,100
Prepaid expenses and other assets	3,605	3,066
Assets held for sale	785	679
TOTAL CURRENT ASSETS	32,119	32,986
EQUITY METHOD INVESTMENTS	9,851	9,947
OTHER INVESTMENTS	4,044	3,678
OTHER ASSETS	4,602	4,407
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $10,638 and $10,625, respectively	14,346	14,633
TRADEMARKS WITH INDEFINITE LIVES	6,424	6,533
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	6,620	6,689
GOODWILL	11,993	12,100
OTHER INTANGIBLE ASSETS	1,017	1,050
TOTAL ASSETS	$91,016	$92,023
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,853	$9,234
Loans and notes payable	14,383	19,130
Current maturities of long-term debt	2,040	3,552
Accrued income taxes	689	400
Liabilities held for sale	158	58
TOTAL CURRENT LIABILITIES	26,123	32,374
LONG-TERM DEBT	26,087	19,063
OTHER LIABILITIES	4,296	4,389
DEFERRED INCOME TAXES	5,432	5,636
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	13,361	13,154
Reinvested earnings	63,524	63,408
Accumulated other comprehensive income (loss)	(7,069)	(5,777)
Treasury stock, at cost — 2,680 and 2,674 shares, respectively	(42,739)	(42,225)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	28,837	30,320
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	241	241
TOTAL EQUITY	29,078	30,561
TOTAL LIABILITIES AND EQUITY	$91,016	$92,023
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	April 3, 2015	March 28, 2014
OPERATING ACTIVITIES
Consolidated net income	$1,566	$1,626
Depreciation and amortization	473	473
Stock-based compensation expense	60	39
Deferred income taxes	8	13
Equity (income) loss — net of dividends	8	(65)
Foreign currency adjustments	(46)	280
Significant (gains) losses on sales of assets — net	33	—
Other operating charges	139	84
Other items	522	46
Net change in operating assets and liabilities	(1,189)	(1,430)
Net cash provided by operating activities	1,574	1,066
INVESTING ACTIVITIES
Purchases of investments	(4,003)	(4,369)
Proceeds from disposals of investments	3,746	2,595
Acquisitions of businesses, equity method investments and nonmarketable securities	(603)	(85)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	229	—
Purchases of property, plant and equipment	(516)	(449)
Proceeds from disposals of property, plant and equipment	21	68
Other investing activities	314	27
Net cash provided by (used in) investing activities	(812)	(2,213)
FINANCING ACTIVITIES
Issuances of debt	16,373	10,926
Payments of debt	(15,755)	(9,567)
Issuances of stock	279	191
Purchases of stock for treasury	(654)	(875)
Dividends	(1,441)	—
Other financing activities	21	(470)
Net cash provided by (used in) financing activities	(1,177)	205
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(332)	(341)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	(747)	(1,283)
Balance at beginning of period	8,958	10,414
Balance at end of period	$8,211	$9,131
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2014.
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 3, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2015 and 2014 ended on April 3, 2015 and March 28, 2014, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Advertising Costs
The Company's accounting policy related to advertising costs for annual reporting purposes, as disclosed in Note 1 of our 2014 Annual Report on Form 10-K, is to expense production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred.
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
Venezuela has been designated as a hyperinflationary economy. Beginning in the first quarter of 2014, the Venezuelan government recognized three legal exchange rates to convert bolivars to the U.S. dollar: (1) the official rate of 6.3 bolivars per U.S. dollar; (2) SICAD 1, which was available to foreign investments and designated industry sectors to exchange a limited volume of bolivars for U.S. dollars using a bid rate established at weekly auctions; and (3) SICAD 2, which applied to transactions that did not qualify for either the official rate or SICAD 1. As of March 28, 2014, the three legal exchange rates were 6.3 (official rate), 10.8 (SICAD 1) and 50.9 (SICAD 2). We determined that the SICAD 1 rate was the most appropriate rate to use for remeasurement given our circumstances and estimates of the applicable rate at which future transactions could be settled, including the payment of dividends. Therefore, as of March 28, 2014, we remeasured the net monetary assets of our Venezuelan subsidiary using an exchange rate of 10.8 bolivars per U.S. dollar, resulting in a charge of $226 million recorded in the line item other income (loss) — net in our condensed consolidated statement of income.
In December 2014, due to the continued lack of liquidity and increasing economic uncertainty, the Company reevaluated the rate that should be used to remeasure the monetary assets and liabilities of our Venezuelan subsidiary. As of December 31,

2014, we determined that the SICAD 2 rate of 50 bolivars per U.S. dollar was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary.
In February 2015, the Venezuelan government merged SICAD 1 and SICAD 2 into a single mechanism called SICAD and introduced a new open market exchange system, SIMADI. As of April 3, 2015, management determined that the SIMADI rate of 193 bolivars per U.S. dollar was the most appropriate legally available rate and remeasured the net monetary assets of our Venezuelan subsidiary, resulting in a charge of $27 million recorded in the line item other income (loss) — net in our condensed consolidated statement of income.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the three months ended April 3, 2015, as a result of the continued lack of liquidity and our revised assessment of our bottling partner's ability to convert Venezuelan bolivars into U.S. dollars to pay our concentrate and other receivables at exchange rates applicable at the time of the underlying transactions, we recorded a write-down of $56 million in the line item other operating charges in our condensed consolidated statement of income.
We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela. As a result of the Company's revised expectations regarding the convertibility of the local currency, we recognized an impairment charge of $52 million during the three months ended April 3, 2015, recorded in the line item other operating charges in our condensed consolidated statement of income. Further government regulation or changes in exchange rates could result in additional impairments of these intangible assets.
As of April 3, 2015, the combined value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $69 million. Included in this combined value is $12 million of cash and cash equivalents. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion. If the bolivar devalues further, it would likely result in our Company recognizing additional foreign currency exchange losses, write-downs of receivables or impairment charges and our proportionate share of any charges recorded by our equity method investee.
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. On April 1, 2015, the FASB voted to propose to defer the effective date of ASU 2014-09 by one year. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Additionally, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted, including adoption during an interim period. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The Company is currently evaluating the impact that the adoption of ASU 2015-02 will have on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the three months ended April 3, 2015, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $603 million, which primarily included an investment in a bottling partner in Indonesia that will be accounted for under the equity method of accounting. This investment was acquired from Coca-Cola Amatil Limited, an equity method investee. We also acquired the remaining outstanding shares of a bottling partner in South Africa ("South African bottler"), which was previously accounted for as an equity method investment. We remeasured our previously held equity interest in the South African bottler to fair value upon the close of the transaction and recorded a loss on the remeasurement of

$19 million during the three months ended April 3, 2015. This bottler will be included in the Coca-Cola Beverages Africa Limited transaction discussed further below.
During the three months ended March 28, 2014, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $85 million, none of which was individually significant.
Keurig Green Mountain, Inc.
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
Subsequent to these purchases, the Company entered into an agreement with Credit Suisse Capital LLC ("CS") to purchase additional shares of Keurig which would increase the Company's equity position to a 16 percent interest based on the total number of issued and outstanding shares of Keurig as of May 1, 2014. Under the agreement, the Company was to purchase from CS, on a date selected by CS no later than February 2015, the lesser of (1) 6.5 million shares of Keurig or (2) the number of shares that shall cause our ownership to equal 16 percent. The purchase price per share was the average of the daily volume-weighted average price per share from May 15, 2014, to the date selected by CS, as adjusted in certain circumstances specified in the agreement. CS had exclusive ownership and control over any such shares until delivered to the Company. In February 2015, the Company purchased 6.4 million shares from CS under this agreement for a total purchase price of $830 million. As this agreement qualified as a derivative, we recognized a loss of $58 million in the line item other income (loss) — net in the condensed consolidated statement of income during the three months ended April 3, 2015. The Company recognized a cumulative loss of $47 million in the line item other income (loss) — net in the condensed consolidated statement of income over the term of the agreement.
We account for the investment in Keurig as an available-for-sale security, which is included in the line item other investments in our condensed consolidated balance sheet. Each of the purchases of the shares were included in the line item purchases of investments in our condensed consolidated statement of cash flows, net of any related derivative impact.
Coca-Cola Erfrischungsgetränke AG
In conjunction with the Company's acquisition of 18 German bottling and distribution operations in 2007, the former owners received put options to sell their respective shares in Coca-Cola Erfrischungsgetränke AG ("CCEAG") back to the Company. During the three months ended March 28, 2014, the Company paid $503 million to purchase these shares, which was included in the line item other financing activities in our condensed consolidated statement of cash flows, and now owns 100 percent of CCEAG.
Divestitures
During the three months ended April 3, 2015, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $229 million, primarily related to proceeds from the sale of a 10 percent interest in a Brazilian bottling partner as a result of the majority owners exercising their right to acquire additional shares from us. Also included in this amount are proceeds from the refranchising of certain of our territories in North America.
During the three months ended March 28, 2014, there were no proceeds from disposals of businesses, equity method investments and nonmarketable securities.
North America Refranchising
In conjunction with implementing a new beverage partnership model in North America, the Company refranchised territories that were previously managed by our consolidated organization responsible for our North America bottling operations and product supply chain functions for the North America market, called Coca-Cola Refreshments ("CCR"), to certain of our unconsolidated bottling partners. These territories border these bottlers' existing territories, allowing each bottler to better service local customers and provide more efficient execution. Through the execution of comprehensive beverage agreements ("CBAs") with each of the bottlers, we granted certain exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products as defined by the CBA. Under the arrangement for these territories, CCR retains the rights to produce these beverage products and the bottlers will purchase from CCR substantially all of the related finished products needed in order to service the customers in these territories. Each CBA has a term of 10 years and is renewable by the bottler indefinitely for successive additional terms of 10 years each. Under the CBA, the bottlers will make ongoing quarterly payments to CCR based on their future gross profit in these territories throughout the term of the CBA, including renewals, in exchange for the grant of the exclusive territory rights.
Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories to the respective bottlers in exchange for cash. During the three months ended April 3, 2015, cash proceeds from these sales totaled $30 million primarily from Coca-Cola Bottling Co. Consolidated, an equity method investee. Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized a noncash loss of $21 million during the three months ended April 3, 2015, primarily related to the derecognition of the intangible assets transferred, which was included in the line item other income (loss) — net in our condensed consolidated statements of income. We expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
Brazilian Bottling Operations
In 2013, the Company deconsolidated its Brazilian bottling operations and combined them with an independent bottler in Brazil in exchange for cash and a 44 percent minority ownership interest in the newly combined entity. The owners of the majority interest have the option to acquire from us up to 24 percent of the new entity's outstanding shares at any time for a period of six years beginning December 31, 2013, based on an agreed-upon formula. In December 2014, the Company received notification that the owners of the majority interest had exercised their option to acquire from us a 10 percent interest in the entity's outstanding shares. During the year ended December 31, 2014, we recorded an estimated loss of $32 million as a result of the exercise price being lower than our carrying value. The transaction closed in January 2015, and the Company recorded an additional loss of $6 million during the three months ended April 3, 2015, calculated based on the final option price. As a result of the transaction, the Company's ownership was reduced to 34 percent of the entity's outstanding shares. The owners of the majority interest have a remaining option to acquire from us an additional 14 percent interest of the entity's outstanding shares at any time through December 31, 2019, based on an agreed-upon formula.
Assets and Liabilities Held for Sale
North America Refranchising
As of April 3, 2015, the Company had entered into agreements to refranchise additional territories in North America. These territories met the criteria to be classified as held for sale, and we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company expects these transactions to close by the end of the second quarter of 2015.
Coca-Cola Beverages Africa Limited
In November 2014, the Company, SAB Miller plc, and Gutsche Family Investments announced an agreement to combine the bottling operations of their nonalcoholic ready-to-drink beverage businesses in Southern and East Africa. Upon completion of the proposed merger, the Company will have an ownership of 11 percent in the bottler, which will be called Coca-Cola Beverages Africa Limited. The Company will also acquire or license several brands in exchange for cash as a result of the transaction. As of April 3, 2015, our South African bottling operations, including the newly acquired South African bottler, and related equity method investments met the criteria to be held for sale, but we were not required to record these assets and liabilities at fair value less any costs to sell because their fair value exceeded our carrying value. The Company expects the transaction to close in the second half of 2015, subject to regulatory approval. Based on the proposed governance structure, the Company expects to account for its resulting interest in the new entity as an equity method investment.

Monster Beverage Corporation
On August 14, 2014, the Company and Monster Beverage Corporation ("Monster") entered into definitive agreements for a long-term strategic relationship in the global energy drink category. Subject to the terms and conditions of the agreements, upon the closing of the transactions (1) the Company will acquire newly issued shares of Monster common stock representing approximately 16.7 percent of the outstanding shares of Monster common stock (after giving effect to the new issuance) and will be represented by two directors on Monster's Board of Directors; (2) the Company will transfer its global energy drink business (including NOS, Full Throttle, Burn, Mother, Play and Power Play, and Relentless) to Monster, and Monster will transfer its non-energy drink business (including Hansen's Natural Sodas, Peace Tea, Hubert's Lemonade and Hansen's Juice Products) to the Company; and (3) the parties will amend their current distribution coordination agreements by expanding into additional territories and entering into long-term agreements with the Company's existing network of bottling and distribution partners. Upon closing, the Company will make a net cash payment of $2.15 billion to Monster, of which up to $625 million will be held in escrow, subject to release upon achievement of milestones relating to the transfer of Monster’s domestic distribution rights to our distribution network. The closing of the transaction is subject to customary closing conditions, including the receipt of regulatory approvals, and is expected to take place in the second quarter of 2015. Based on, among other things, our anticipated representation on Monster's Board of Directors, the Company expects to account for its resulting interest in Monster as an equity method investment. As of April 3, 2015, the assets held by the Company's global energy drink business met the criteria to be held for sale; however, we were not required to record the assets at their fair value less any costs to sell because their fair value exceeded our carrying value.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheet (in millions):

	April 3, 2015		December 31, 2014
Cash, cash equivalents and short-term investments	$45		$30
Trade accounts receivable, less allowances	130		100
Inventories	54		54
Prepaid expenses and other assets	8		7
Equity method investments	108		141
Other assets	2		3
Property, plant and equipment — net	316		303
Trademarks with indefinite lives	43		43
Bottlers' franchise rights with indefinite lives	350		410
Goodwill	46		46
Other intangible assets	115		36
Allowance for reduction of assets held for sale	(432)		(494)
Total assets	$785	[1]	$679	[2]
Accounts payable and accrued expenses	$57		$48
Other liabilities	57		6
Deferred income taxes	44		4
Total liabilities	$158		$58
1 Includes total assets relating to North America refranchising of $211 million, Coca-Cola Beverages Africa Limited of $459 million, the pending Monster transaction of $43 million, and other assets held for sale of $72 million, and are included in the North America, Eurasia and Africa, Bottling Investments and Corporate operating segments. We determined that these operations did not meet the criteria to be classified as discontinued operations under the applicable guidance.
2 Includes total assets relating to North America refranchising of $223 million, Coca-Cola Beverages Africa Limited of $333 million, the pending Monster transaction of $43 million, and other assets held for sale of $80 million, and are included in the North America, Eurasia and Africa, Bottling Investments and Corporate operating segments. We determined that these operations did not meet the criteria to be classified as discontinued operations under the applicable guidance.

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
Trading Securities
As of April 3, 2015 and December 31, 2014, our trading securities had a fair value of $351 million and $409 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $43 million and $40 million as of April 3, 2015 and December 31, 2014, respectively.

The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	April 3, 2015	December 31, 2014
Marketable securities	$255	$315
Other assets	96	94
Total trading securities	$351	$409
Available-for-Sale and Held-to-Maturity Securities
As of April 3, 2015 and December 31, 2014, the Company did not have any held-to-maturity securities. As of April 3, 2015, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$3,426	$1,073	$(20)	$4,479
Debt securities	3,422	109	(24)	3,507
Total available-for-sale securities	$6,848	$1,182	$(44)	$7,986
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2014, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses		Fair Value
Available-for-sale securities:[1]
Equity securities	$2,687	$1,463	$(29)		$4,121
Debt securities	3,796	68	(106)	[2]	3,758
Total available-for-sale securities	$6,483	$1,531	$(135)		$7,879
1 Refer to Note 14 for additional information related to the estimated fair value.
2 Includes $101 million recognized in the condensed consolidated income statement line item other income (loss) — net during the year ended December 31, 2014. The amount was primarily offset by changes in the fair value of foreign currency contracts designated as fair value hedges. Refer to Note 5 for additional information.
As of April 3, 2015 and December 31, 2014, the Company had investments classified as available-for-sale securities in which our cost basis exceeded the fair value of our investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Management’s assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
The sale and/or maturity of available-for-sale securities resulted in the following realized activity (in millions):

	Three Months Ended
	April 3, 2015	March 28, 2014
Gross gains	$34	$3
Gross losses	(7)	(4)
Proceeds	1,442	1,365
The Company uses one of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of April 3, 2015 and December 31, 2014, the Company's available-for-sale securities included solvency capital funds of $751 million and $836 million, respectively.
The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	April 3, 2015	December 31, 2014
Cash and cash equivalents	$1	$43
Marketable securities	3,217	3,350
Other investments	3,880	3,512
Other assets	888	974
Total available-for-sale securities	$7,986	$7,879
The contractual maturities of these available-for-sale securities as of April 3, 2015 were as follows (in millions):

	Cost	Fair Value
Within 1 year	$1,170	$1,170
After 1 year through 5 years	1,792	1,837
After 5 years through 10 years	110	129
After 10 years	350	371
Equity securities	3,426	4,479
Total available-for-sale securities	$6,848	$7,986
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of April 3, 2015 and December 31, 2014. Our cost method investments had a carrying value of $164 million and $166 million as of April 3, 2015 and December 31, 2014, respectively.

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

	April 3, 2015	December 31, 2014
Raw materials and packaging	$1,572	$1,615
Finished goods	1,285	1,134
Other	362	351
Total inventories	$3,219	$3,100
NOTE 5: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company's financial performance and are referred to as "market risks." When deemed appropriate, our Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative and non-derivative financial instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk.
The Company uses various types of derivative instruments including, but not limited to, forward contracts, commodity futures contracts, option contracts, collars and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date, and at a predetermined rate or price. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency or commodity at a predetermined rate or price during a period or at a time in the future. A collar is a strategy that uses a combination of options to limit the range of possible positive or negative returns on an underlying asset or liability to a specific range, or to protect expected future cash flows. To do this, an investor simultaneously buys a put option and sells (writes) a call option, or alternatively buys a call option and sells (writes) a put option. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative financial instruments for trading purposes. The Company may designate certain non-derivative instruments, such as our foreign-denominated debt, in hedging relationships.
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	April 3, 2015	December 31, 2014
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$1,065	$923
Foreign currency contracts	Other assets	593	346
Interest rate contracts	Prepaid expenses and other assets	8	14
Interest rate contracts	Other assets	106	146
Total assets		$1,772	$1,429
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$42	$24
Foreign currency contracts	Other liabilities	21	249
Commodity contracts	Accounts payable and accrued expenses	1	1
Interest rate contracts	Accounts payable and accrued expenses	39	11
Interest rate contracts	Other liabilities	130	35
Total liabilities		$233	$320
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
2 Refer to Note 14 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	April 3, 2015	December 31, 2014
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$92	$44
Foreign currency contracts	Other assets	251	231
Commodity contracts	Prepaid expenses and other assets	7	9
Commodity contracts	Other assets	1	1
Other derivative instruments	Prepaid expenses and other assets	1	14
Other derivative instruments	Other assets	1	2
Total assets		$353	$301
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$35	$33
Foreign currency contracts	Other liabilities	—	21
Commodity contracts	Accounts payable and accrued expenses	158	156
Commodity contracts	Other liabilities	7	17
Interest rate contracts	Other liabilities	2	2
Other derivative instruments	Accounts payable and accrued expenses	22	11
Other derivative instruments	Other liabilities	2	—
Total liabilities		$226	$240
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $13,100 million and $13,224 million as of April 3, 2015 and December 31, 2014, respectively.
As of December 31, 2014, the Company held cross-currency swaps to hedge the changes in the cash flows of its euro-denominated debt due to changes in euro exchange rates. These swaps were designated as cash flow hedges. The Company records the change in carrying value of the euro-denominated debt due to changes in exchange rates into earnings each period in the line item other income (loss) — net in our consolidated statement of income. The changes in fair value of the cross-currency swap derivatives are recorded into AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in the euro exchange rates. These swaps had a notional amount of $2,590 million as of December 31, 2014. During the three months ended April 3, 2015, the Company discontinued the cash flow hedge relationships related to its euro-denominated debt. Upon discontinuance, the Company recognized a loss of $92 million in other comprehensive income, which will be reclassified from AOCI into interest expense over the remaining life of the debt, a weighted-average period of approximately 10 years. The Company did not discontinue any cash flow hedging relationships during the three months ended March 28, 2014.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for the Company's commodity cash flow hedging program were $6 million and $9 million as of April 3, 2015 and December 31, 2014, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program was $4,328 million as of April 3, 2015 and December 31, 2014.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended April 3, 2015 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$764	Net operating revenues	$120	$—	[1,2]
Foreign currency contracts	19	Cost of goods sold	12	—
Foreign currency contracts	18	Interest expense	(2)	—
Interest rate contracts	(132)	Interest expense	(3)	—
Commodity contracts	(1)	Cost of goods sold	—	—
Total	$668		$127	$—
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
As of April 3, 2015, the Company estimates that it will reclassify into earnings during the next 12 months $650 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of April 3, 2015, such adjustments had cumulatively increased the carrying value of our long-term debt by $118 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the par value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $8,452 million and $6,600 million as of April 3, 2015 and December 31, 2014, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $994 million and $1,358 million as of April 3, 2015 and December 31, 2014, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended April 3, 2015 and March 28, 2014 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income [1]
		Three Months Ended
		April 3, 2015	March 28, 2014
Interest rate contracts	Interest expense	$29	$5
Fixed-rate debt	Interest expense	(19)	(3)
Net impact to interest expense		$10	$2
Foreign currency contracts	Other income (loss) — net	$112	$18
Available-for-sale securities	Other income (loss) — net	(118)	(22)
Net impact to other income (loss) — net		$(6)	$(4)
Net impact of fair value hedging instruments		$4	$(2)
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and non-derivative financial instruments to protect the value of our investments in a number of foreign subsidiaries. During the three months ended April 3, 2015, the Company designated a portion of its euro-denominated debt as a hedge of a net investment in our European operations. The change in the carrying value of the designated portion of the euro-denominated debt due to changes in exchange rates is recorded in net foreign currency gain (loss), a component of AOCI. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	As of		Three Months Ended
	April 3, 2015	December 31, 2014	April 3, 2015	March 28, 2014
Foreign currency contracts	$2,047	$2,047	$424	$(68)
Foreign currency denominated debt	974	—	74	—
Total	$3,021	$2,047	$498	$(68)
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI into earnings during the three months ended April 3, 2015 and March 28, 2014. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended April 3, 2015 and March 28, 2014.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $5,475 million and $4,334 million as of April 3, 2015 and December 31, 2014, respectively.

The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $1,058 million and $816 million as of April 3, 2015 and December 31, 2014, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three months ended April 3, 2015 and March 28, 2014 (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	April 3, 2015	March 28, 2014
Foreign currency contracts	Net operating revenues	$9	$(12)
Foreign currency contracts	Other income (loss) — net	(17)	2
Commodity contracts	Net operating revenues	(3)	(2)
Commodity contracts	Cost of goods sold	(24)	22
Commodity contracts	Selling, general and administrative expenses	(5)	(3)
Other derivative instruments	Selling, general and administrative expenses	—	(3)
Other derivative instruments	Other income (loss) — net	(68)	—
Total		$(108)	$4
NOTE 6: DEBT AND BORROWING ARRANGEMENTS
During the three months ended April 3, 2015, the Company issued €8,500 million of long-term debt. The carrying value of this debt as of April 3, 2015 was $9,297 million. The general terms of the notes issued are as follows:

•	€2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.15 percent;

•	€2,000 million total principal amount of notes due September 9, 2019, at a variable interest rate equal to the three-month EURIBOR plus 0.23 percent;

•	€1,500 million total principal amount of notes due March 9, 2023, at a fixed interest rate of 0.75 percent;

•	€1,500 million total principal amount of notes due March 9, 2027, at a fixed interest rate of 1.125 percent; and

•	€1,500 million total principal amount of notes due March 9, 2035, at a fixed interest rate of 1.625 percent.
During the three months ended April 3, 2015, the Company retired $1,500 million of long-term debt upon maturity. The Company also extinguished $2,039 million of long-term debt prior to maturity, incurring associated charges of $320 million recorded in the line item interest expense in our condensed consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. The general terms of the notes that were extinguished are as follows:

•	$1,148 million total principal amount of notes due November 15, 2017, at a fixed interest rate of 5.35 percent; and

•	$891 million total principal amount of notes due March 15, 2019, at a fixed interest rate of 4.875 percent.
NOTE 7: COMMITMENTS AND CONTINGENCIES
Guarantees
As of April 3, 2015, we were contingently liable for guarantees of indebtedness owed by third parties of $539 million, of which $262 million related to variable interest entities. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $537 million and $530 million as of April 3, 2015 and December 31, 2014, respectively.
NOTE 8: COMPREHENSIVE INCOME
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Three Months Ended April 3, 2015
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$1,557	$9	$1,566
Other comprehensive income:
Net foreign currency translation adjustment	(1,480)	(6)	(1,486)
Net gain (loss) on derivatives[1]	334	—	334
Net unrealized gain (loss) on available-for-sale securities[2]	(211)	—	(211)
Net change in pension and other benefit liabilities	65	—	65
Total comprehensive income	$265	$3	$268
1 Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.
2 Refer to Note 3 for additional information related to the net unrealized gain or loss on available-for-sale securities.

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended April 3, 2015	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(1,439)	$(90)	$(1,529)
Reclassification adjustments recognized in net income	63	(14)	49
Net foreign currency translation adjustments	(1,376)	(104)	(1,480)
Derivatives:
Unrealized gains (losses) arising during the period	669	(256)	413
Reclassification adjustments recognized in net income	(127)	48	(79)
Net gain (loss) on derivatives[1]	542	(208)	334
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(312)	120	(192)
Reclassification adjustments recognized in net income	(27)	8	(19)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(339)	128	(211)
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	52	(17)	35
Reclassification adjustments recognized in net income	47	(17)	30
Net change in pension and other benefit liabilities[3]	99	(34)	65
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(1,074)	$(218)	$(1,292)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended March 28, 2014	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(484)	$99	$(385)
Reclassification adjustments recognized in net income	—	—	—
Net foreign currency translation adjustments	(484)	99	(385)
Derivatives:
Unrealized gains (losses) arising during the period	(123)	48	(75)
Reclassification adjustments recognized in net income	(39)	15	(24)
Net gain (loss) on derivatives[1]	(162)	63	(99)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	480	(166)	314
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gain (loss) on available-for-sale securities[2]	481	(166)	315
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	(3)	1	(2)
Reclassification adjustments recognized in net income	14	(5)	9
Net change in pension and other benefit liabilities[3]	11	(4)	7
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(154)	$(8)	$(162)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statement of income where adjustments reclassified from AOCI into income were recorded during the three months ended April 3, 2015 (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended April 3, 2015
Foreign currency translation adjustments:
Divestitures, deconsolidations and other	Other income (loss) — net	$63
	Income before income taxes	63
	Income taxes	(14)
	Consolidated net income	$49
Derivatives:
Foreign currency contracts	Net operating revenues	$(120)
Foreign currency and commodity contracts	Cost of goods sold	(12)
Foreign currency contracts	Interest expense	2
Interest rate contracts	Interest expense	3
	Income before income taxes	(127)
	Income taxes	48
	Consolidated net income	$(79)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$(27)
	Income before income taxes	(27)
	Income taxes	8
	Consolidated net income	$(19)
Pension and other benefit liabilities:
Amortization of net actuarial loss	*	$52
Amortization of prior service cost (credit)	*	(5)
	Income before income taxes	47
	Income taxes	(17)
	Consolidated net income	$30

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

NOTE 9: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2014	$30,561	$63,408	$(5,777)	$1,760	$13,154	$(42,225)	$241
Comprehensive income (loss)	268	1,557	(1,292)	—	—	—	3
Dividends paid/payable to shareowners of The Coca-Cola Company	(1,441)	(1,441)	—	—	—	—	—
Dividends paid to noncontrolling interests	(1)	—	—	—	—	—	(1)
Business combinations including purchase accounting adjustments	(2)	—	—	—	—	—	(2)
Purchases of treasury stock	(660)	—	—	—	—	(660)	—
Impact related to stock compensation plans	353	—	—	—	207	146	—
April 3, 2015	$29,078	$63,524	$(7,069)	$1,760	$13,361	$(42,739)	$241

NOTE 10: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended April 3, 2015, the Company recorded other operating charges of $233 million. These charges consisted of $90 million due to the Company's productivity and reinvestment program and $35 million due to the integration of our German bottling and distribution operations. In addition, the Company incurred a charge of $108 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to changes in exchange rates as a result of the establishment of the new open market exchange system. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 1 for additional information on the Venezuelan currency change. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended March 28, 2014, the Company incurred other operating charges of $128 million. These charges consisted of $86 million due to the Company's productivity and reinvestment program and $42 million primarily due to the integration of our German bottling and distribution operations. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
Other Nonoperating Items
Interest Expense
During the three months ended April 3, 2015, the Company recorded charges of $320 million due to the early extinguishment of certain long-term debt, which were recorded in the line item interest expense in our condensed consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship.
Equity Income (Loss) — Net
During the three months ended April 3, 2015 and March 28, 2014, the Company recorded net charges of $73 million and $27 million, respectively, in the line item equity income (loss) — net. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to changes in the Venezuelan bolivar exchange rates. Refer to Note 15 for the impact these items had on our operating segments.
Other Income (Loss) — Net
During the three months ended April 3, 2015, the Company recorded charges of $21 million due to the refranchising of certain territories in North America, $19 million as a result of the remeasurement of our previously held equity interest in a South African bottler to fair value upon our acquisition of the bottling operations, and $6 million as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest at an exercise price less than that of our carrying value. The Company recognized a foreign currency exchange gain of $80 million associated with our euro-denominated debt partially offset by a charge of $27 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. Refer to Note 2 for more information related to the North America refranchising, the acquisition of the South African bottler and the sale of a portion of our interest in the Brazilian bottling entity. Refer to Note 1 for more information related to the charge due to the remeasurement in Venezuela. Refer to Note 15 for the impact these charges had on our operating segments.
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
The Company has incurred total pretax expenses of $1,455 million related to this program since it commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; losses on disposal of certain assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended April 3, 2015 (in millions):

	Accrued Balance December 31, 2014	Costs Incurred Three Months Ended April 3, 2015	Payments	Noncash and Exchange	Accrued Balance April 3, 2015
Severance pay and benefits	$260	$22	$(87)	$(11)	$184
Outside services	4	18	(13)	—	9
Other direct costs	21	50	(45)	(13)	13
Total	$285	$90	$(145)	$(24)	$206
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $35 million related to this initiative during the three months ended April 3, 2015, and has incurred total pretax expenses of $870 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $77 million and $101 million accrued related to these integration costs as of April 3, 2015 and December 31, 2014, respectively. We are currently reviewing additional restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods.
NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Service cost	$67	$67	$7	$6
Interest cost	95	101	9	11
Expected return on plan assets	(177)	(178)	(3)	(3)
Amortization of prior service cost (credit)	—	(1)	(5)	(4)
Amortization of net actuarial loss	49	18	3	1
Total cost (credit) recognized in statements of income	$34	$7	$11	$11
During the three months ended April 3, 2015, the Company contributed $78 million to our pension plans, and we anticipate making additional contributions of approximately $17 million to our pension plans during the remainder of 2015. The Company contributed $157 million to our pension plans during the three months ended March 28, 2014.

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
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2015 is 22.5 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
The Company recorded income tax expense of $415 million (20.9 percent effective tax rate) and $579 million (26.2 percent effective tax rate) during the three months ended April 3, 2015 and March 28, 2014, respectively.
The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended
	April 3, 2015		March 28, 2014
Productivity and reinvestment program	$(42)	[1]	$(32)	[1]
Other productivity, integration and restructuring initiatives	—	[2]	—	[2]
Transaction gains and losses	(10)	[3]	—
Certain tax matters	(16)	[4]	5	[4]
Other — net	(130)	[5]	5	[6]

[1]
Related to charges of $90 million and $86 million during the three months ended April 3, 2015 and March 28, 2014, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[2]
Related to charges of $35 million and $42 million during the three months ended April 3, 2015 and March 28, 2014, respectively. These charges were due to the integration of our German bottling and distribution operations. Refer to Note 10 and Note 11.

[3]
Related to charges of $46 million that consisted of $21 million of charges due to the refranchising of certain territories in North America, a $6 million additional charge related to the sale of a portion of our equity investment in a Brazilian bottling entity, and a $19 million charge related to the remeasurement of our equity interest in a South African bottler to fair value. Refer to Note 2 and Note 10.

[4]
Primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[5]
Related to charges of $528 million that consisted of $320 million associated with the early extinguishment of long-term debt, $27 million due to the remeasurement of the net monetary assets of our Venezeulan subsidiary into U.S. dollars using the SIMADI exchange rate, $108 million due to the write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark, and $73 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1. Note 6 and Note 10.

[6]
Related to charges of $253 million that consisted of $247 million due to the devaluation of the Venezuelan bolivar and $6 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10.

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

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of April 3, 2015 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets:
Trading securities[2]	$230	$118	$3		$—	$351
Available-for-sale securities[2]	4,412	3,439	135	[3]	—	7,986
Derivatives[4]	7	2,118	—		(356)	1,769	[5]
Total assets	$4,649	$5,675	$138		$(356)	$10,106
Liabilities:
Derivatives[4]	$1	$458	$—		$(356)	$103	[5]
Total liabilities	$1	$458	$—		$(356)	$103
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
5 The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $817 million in the line item prepaid expenses and other assets; $952 million in the line item other assets; $17 million in the line item accounts payable and accrued expenses; and $86 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in millions):

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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three months ended April 3, 2015 and March 28, 2014.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended April 3, 2015 and March 28, 2014.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The gains or losses on assets measured at fair value on a nonrecurring basis for the three months ended April 3, 2015 and March 28, 2014 are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended
	April 3, 2015		March 28, 2014
Assets held for sale	$(23)	[1]	$—
Intangible assets	(52)	[2]	—
Investment in formerly unconsolidated subsidiary	(19)	[3]	—
Valuation of shares in equity method investee	(6)	[4]	—
Total	$(100)		$—

[1]
As of April 3, 2015, the Company had entered into agreements to refranchise additional territories in North America. These operations met the criteria to be classified as held for sale in our condensed consolidated balance sheet as of April 3, 2015, and we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company recognized a noncash loss of $23 million during the three months ended April 3, 2015 as a result of writing down the assets to their fair value less costs to sell. The loss was calculated based on Level 3 inputs. Refer to Note 2.

[2]
The Company recognized a loss of $52 million during the three months ended April 3, 2015 due to an impairment charge on a Venezuelan trademark. The charge was primarily determined by comparing the fair value of the assets to the current carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 1 and Note 10.

[3]
The Company recognized a loss of $19 million on our previously held investment in a South African bottler, which had been accounted for under the equity method of accounting prior to our acquisition of the bottler in February 2015. Accounting principles generally accepted in the United States require the acquirer to remeasure its previously held noncontrolling equity interest in the acquired entity to fair value as of the acquisition date and recognize any gains or losses in earnings. The Company remeasured our equity interest in the South African bottler based on Level 3 inputs. Refer to Note 2 and Note 10.

[4]
The Company recognized a loss of $6 million as a result of the owners of the majority interest in a Brazilian bottling entity exercising their option to acquire from us a 10 percent interest in the entity's outstanding shares. The exercise price was lower than our carrying value. This loss was determined using Level 3 inputs. Refer to Note 2 and Note 10.

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of April 3, 2015, the carrying amount and fair value of our long-term debt, including the current portion, were $28,127 million and $29,016 million, respectively. As of December 31, 2014, the carrying amount and fair value of our long-term debt, including the current portion, were $22,615 million and $23,411 million, respectively.

NOTE 15: OPERATING SEGMENTS
Information about our Company's operations as of and for the three months ended April 3, 2015 and March 28, 2014, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2015
Net operating revenues:
Third party	$638	$1,068	$1,047	$5,097	$1,156	$1,665	$40	$—	$10,711
Intersegment	—	144	19	4	129	13	—	(309)	—
Total net revenues	638	1,212	1,066	5,101	1,285	1,678	40	(309)	10,711
Operating income (loss)	279	716	578	511	544	14	(346)	—	2,296
Income (loss) before income taxes	286	724	588	487	548	(1)	(651)	—	1,981
Identifiable operating assets	1,298	3,211	2,215	33,471	1,794	6,944	28,188	—	77,121
Noncurrent investments	1,113	88	684	50	158	8,718	3,084	—	13,895
2014
Net operating revenues:
Third party	$658	$1,134	$1,094	$4,790	$1,210	$1,657	$33	$—	$10,576
Intersegment	—	159	17	3	105	16	—	(300)	—
Total net revenues	658	1,293	1,111	4,793	1,315	1,673	33	(300)	10,576
Operating income (loss)	303	719	668	428	557	(26)	(273)	—	2,376
Income (loss) before income taxes	308	731	667	425	560	22	(508)	—	2,205
Identifiable operating assets	1,333	3,868	2,809	34,255	1,996	7,156	26,745	—	78,162
Noncurrent investments	1,145	109	602	50	145	9,183	1,893	—	13,127
As of December 31, 2014
Identifiable operating assets	$1,298	$3,358	$2,426	$33,066	$1,793	$6,975	$29,482	$—	$78,398
Noncurrent investments	1,081	90	757	48	157	8,781	2,711	—	13,625
During the three months ended April 3, 2015, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $12 million for Eurasia and Africa, $75 million for North America, $34 million for Bottling Investments and $20 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $11 million for Europe and $5 million for Asia Pacific due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Income (loss) before income taxes was reduced by $1 million for Europe and $72 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

•	Income (loss) before income taxes was reduced by $21 million for North America due to the refranchising of certain territories in North America. Refer to Note 2 and Note 10.

•	Income (loss) before income taxes was reduced by $320 million for Corporate due to charges the Company recognized on the early extinguishment of debt. Refer to Note 6 and Note 10.

•
Income (loss) before income taxes was reduced by $33 million for Latin America and $102 million for Corporate due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SIMADI exchange rate, an impairment of a Venezuelan trademark, and a write-down the Company recorded on receivables from our bottling partner in Venezuela. Refer to Note 1 and Note 10.

•
Income (loss) before income taxes was reduced by $19 million for Corporate as a result of the remeasurement of our previously held equity interest in a South African bottler to fair value upon our acquisition of the bottling operations. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was reduced by $6 million for Corporate as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest at an exercise price less than that of our carrying value. Refer to Note 2 and Note 10.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014. As a result, management must make numerous assumptions that involve a significant amount of judgment when performing recoverability and impairment tests of noncurrent assets in various regions around the world.
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

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

April 3, 2015	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$4,719	$2,113	$2,606
Coca-Cola Amatil Limited	1,853	690	1,163
Coca-Cola HBC AG	1,675	1,223	452
Coca-Cola İçecek A.Ş.	891	216	675
Coca-Cola East Japan Bottling Company, Ltd.	826	452	374
Embotelladora Andina S.A.	338	305	33
Corporación Lindley S.A	174	97	77
Coca-Cola Bottling Co. Consolidated	284	91	193
Total	$10,760	$5,187	$5,573
As of April 3, 2015, gross unrealized gains and losses on available-for-sale securities were $1,182 million and $44 million, respectively. Management assessed each investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, the Company did not record any significant impairment charges related to available-for-sale securities during the three months ended April 3, 2015 and March 28, 2014. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
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

During the three months ended April 3, 2015, the Company recorded a charge of $52 million related to the impairment of a Venezuelan trademark recorded in our Corporate operating segment in the line item other operating charges in our condensed consolidated statement of income. The impairment was due to the Company's revised expectations regarding the convertibility of the local currency. The charge was determined by comparing the fair value of the trademark, derived using a discounted cash flow analysis, to the current carrying value. The Company did not record any significant impairment charges related to intangible assets during the three months ended March 28, 2014.
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
As of April 3, 2015, we did not have any reporting unit with a material amount of goodwill for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen or our current financial projections are not achieved, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. On June 7, 2007, our Company acquired Energy Brands Inc., also known as glacéau, for approximately $4.1 billion. The Company allocated $3.3 billion of the purchase price to various trademarks acquired in this business combination. While the combined fair value of the various trademarks acquired in this transaction significantly exceeds their combined carrying value as of April 3, 2015, the fair value of one trademark within the portfolio has declined and now approximates its carrying value. If the future operating results of this trademark do not support the current financial projections or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an impairment charge related to this trademark. Management will continue to monitor the fair value of our intangible assets in future periods.
OPERATIONS REVIEW
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Our organizational structure as of April 3, 2015, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. For further information regarding our operating segments, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
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
Our Bottling Investments operating segment and our other finished product operations, including our finished product operations in our North America operating segment, typically generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these consolidated finished product operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate to the authorized unconsolidated bottling and canning operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (unit case volume or concentrate sales volume, as appropriate), (2) acquisitions and divestitures (including structural changes defined below), as applicable, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues" below.
We generally refer to acquisitions and divestitures of bottling, distribution or canning operations and consolidation or deconsolidation of bottling and distribution entities for accounting purposes as structural changes ("structural changes"). Typically, structural changes do not impact the Company's unit case volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations.
In 2015, the Company acquired a South African bottler and sold a 10 percent interest in a Brazilian bottler. The impact of these changes, as applicable, has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments operating segment. Refer to the heading "Net Operating Revenues" below.
In 2014, the Company began refranchising territories in North America that were previously managed by CCR to certain of our unconsolidated bottling partners. The impact of these refranchising activities has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for our North America operating segment. In addition, for non-Company-owned and licensed beverage products sold in the refranchised territories, we have eliminated the unit case volume and associated concentrate sales from the base year when calculating 2015 versus 2014 volume growth rates on a consolidated basis as well as for the North America operating segment. Refer to the heading "Net Operating Revenues" below.
In 2014, the Company made a decision to change our process of buying and selling recyclable materials in North America. Also during 2014, the Company transitioned its Russian juice operations to an existing joint venture with an unconsolidated bottling partner and acquired a majority interest in bottling operations in Sri Lanka and Nepal. The impact of these changes is included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for our North America and Bottling Investments operating segments. Refer to the heading "Net Operating Revenues" below.
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
Information about our volume growth worldwide and by operating segment for the three months ended April 3, 2015 is as follows:

	Percent Change 2015 versus 2014
	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	1%	5%
Eurasia & Africa	4%	4%
Europe	1	5
Latin America	—	7
North America	—	7	[5]
Asia Pacific	3	3
Bottling Investments	4	N/A
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
4 Concentrate sales volume represents the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2015 had six additional days when compared to the first quarter of 2014, and the fourth quarter of 2015 will have six fewer days when compared to the fourth quarter of 2014.

[5]	After considering the impact of structural changes, North America concentrate sales volume grew 8 percent.

Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is a measure of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Three Months Ended April 3, 2015 versus Three Months Ended March 28, 2014
In Eurasia and Africa, unit case volume increased 4 percent, reflecting 4 percent growth in both sparkling and still beverages. The group's sparkling beverage growth reflected 4 percent growth in Trademark Coca-Cola, 6 percent growth in Trademark Sprite and 6 percent growth in Trademark Fanta. Growth in still beverages was led by our performance in packaged water and juices and juice drinks. Eurasia and Africa benefited from unit case volume growth of 9 percent in the Southern Africa business unit as well as the Central, East & West Africa business unit. The group's Middle East & North Africa business unit had unit case volume growth of 4 percent. The growth in these business units was partially offset by a high single-digit decline in unit cases in the Russia, Ukraine & Belarus business unit as a result of continued political and economic instability in the region.
Unit case volume in Europe grew 1 percent. The group's unit case volume in still beverages increased 4 percent and sparkling beverage unit case volume was even. The group's volume in sparkling beverages included 1 percent growth in Trademark Coca-Cola and 2 percent growth in Trademark Fanta, offset by a decline in Trademark Sprite. Growth in still beverages reflects the growth in our juices and juice drinks and energy drinks. In addition, unit case volume was impacted by the shift in timing of Easter holiday sales which favorably impacted the first quarter of 2015.
In Latin America, unit case volume was even, reflecting even volume in sparkling beverages and still beverage volume growth of 2 percent. The growth in the group's still beverages was led by our performance in value-added dairy and packaged water. The group reported volume growth of 4 percent in the Latin Center business unit as a result of 4 percent growth in brand Coca-Cola and 6 percent growth in Trademark Sprite. Mexico unit case volume increased 1 percent reflecting sparkling beverage growth of 3 percent, primarily from brand Coca-Cola, partially offset by a 2 percent decline in still beverage unit case volume. The growth in the Latin Center and Mexico business units was offset by a unit case volume decline in the Brazil business unit of 4 percent.
Unit case volume in North America was even, reflecting a decline in sparkling beverages of 1 percent and growth in still beverages of 2 percent. North America's volume in sparkling beverages included 10 percent growth in Trademark Fanta, offset by a 5 percent decline in Trademark Diet Coke. The increase in still beverage volume reflected strong performance in packaged water and teas, partially offset by declines in juices and juice drinks. In addition, unit case volume was impacted by the shift in timing of Easter holiday sales which favorably impacted the first quarter of 2015.
In Asia Pacific, unit case volume increased 3 percent. Sparkling beverages grew 6 percent, including 5 percent growth in Trademark Coca-Cola and 8 percent growth in both Trademark Sprite and Trademark Fanta. The group's growth in sparkling beverages was partially offset by a decline in still beverages of 1 percent, reflecting declines in sports drinks and juices and juice drinks. India reported double-digit unit case volume growth, including strong growth in Trademark Sprite and growth in juices and juice drinks and packaged water. China reported unit case volume growth of 1 percent, led by growth in brand Coca-Cola. The growth in India and China was partially offset by a unit case volume decline in Japan of 2 percent.
Unit case volume for Bottling Investments increased 4 percent. This increase primarily reflects the growth in India and China, partially offset by volume declines in Germany. The Company's consolidated bottling operations accounted for 34 percent, 69 percent and 100 percent of the unit case volume in China, India and Germany, respectively.
Concentrate Sales Volume
During the three months ended April 3, 2015, worldwide unit case volume grew 1 percent and concentrate sales volume grew 5 percent compared to the three months ended March 28, 2014. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the three months ended April 3, 2015, was primarily due to having six additional days during the first quarter of 2015 when compared to the first quarter of 2014. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in a reporting period.
In addition, the difference for the three months ended April 3, 2015 reflects the timing of concentrate shipments during the three months ended March 28, 2014 in various markets, including Mexico, Russia, Spain and Uzbekistan, and the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases or powders.

Net Operating Revenues
Three Months Ended April 3, 2015 versus Three Months Ended March 28, 2014
The Company's net operating revenues increased $135 million.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2015 versus 2014
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	5%	(1)%	3%	(6)%	1%
Eurasia & Africa	4%	—%	3%	(10)%	(3)%
Europe	5	—	—	(11)	(6)
Latin America	7	—	4	(15)	(4)
North America	8	(3)	2	(1)	6
Asia Pacific	3	—	3	(8)	(2)
Bottling Investments	11	—	(2)	(9)	—
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
"Acquisitions and Divestitures" refers to acquisitions and divestitures of brands or businesses, some of which the Company considers to be structural changes. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes. The acquisitions and divestitures percent change for 2015 versus 2014 in the table above consisted entirely of structural changes.
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 3 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa — favorable price mix in the majority of the segment's business units partially offset by unfavorable geographic mix;

•	Latin America — favorable price mix in the majority of the segment's business units and the impact of inflationary environments in several markets;

•	North America — favorably impacted as a result of price increases and product and package mix; and

•	Asia Pacific — favorable price mix in all of the segment's business units partially offset by unfavorable geographic mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 6 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; and foreign currency fluctuations. The size and timing of acquisitions and divestitures are not consistent from period to period. As a result, anticipating the impact of such events on future net operating revenues, and other financial statement line items, usually is not possible. However, we expect acquisitions and divestitures to have an impact on our condensed consolidated financial statements in future periods. Based on current spot rates and our hedging coverage in place, we expect currencies will have a 6 percent unfavorable impact on full year net operating revenues. For the second quarter of 2015, we estimate that currency will unfavorably impact net operating revenues by 7 percent.

Gross Profit
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three months ended April 3, 2015, the Company recorded losses of $24 million in the line item cost of goods sold in our condensed consolidated statement of income related to the changes in the fair value of these derivative instruments. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin increased to 61.7 percent for the three months ended April 3, 2015, compared to 61.4 percent for the three months ended March 28, 2014. The increase is primarily due to positive price mix and lower commodity costs, primarily in our North America finished goods business.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended
	April 3, 2015	March 28, 2014
Stock-based compensation expense	$60	$39
Advertising expenses	907	707
Selling and distribution expenses[1]	1,524	1,529
Other operating expenses	1,588	1,714
Total selling, general and administrative expenses	$4,079	$3,989
1 Includes operating expenses as well as general and administrative expenses related to our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the three months ended April 3, 2015, selling, general and administrative expenses increased $90 million. The increase in stock-based compensation expense during the three months ended April 3, 2015 was primarily due to reversals in 2014 of previously recognized expenses related to the Company's long-term incentive programs. The increase in advertising expenses during the three months ended April 3, 2015 reflects the Company's increased investments to strengthen our brands, partially offset by a foreign currency exchange impact of 14 percent. The decrease in selling and distribution expenses during the three months ended April 3, 2015 reflects the impact of structural changes, offset primarily by the impact of having six additional days than the prior year comparable period. During the three months ended April 3, 2015, fluctuations in foreign currency exchange rates decreased total selling, general and administrative expenses by 6 percent. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes.
During the three months ended April 3, 2015, the Company contributed $78 million to our pension plans, and we anticipate making additional contributions of approximately $17 million to our pension plans during the remainder of 2015. Our full year pension expense is currently expected to increase by approximately $100 million compared to 2014. The anticipated increase is primarily due to a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation, unfavorable asset performance compared to our expected return during 2014 and the adoption of more conservative mortality assumptions for U.S. plans. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for information related to our pension contributions.
As of April 3, 2015, we had $474 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 2.2 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended
	April 3, 2015	March 28, 2014
Eurasia & Africa	$12	$—
Europe	(11)	—
Latin America	33	—
North America	75	75
Asia Pacific	(4)	7
Bottling Investments	33	42
Corporate	95	4
Total other operating charges	$233	$128
During the three months ended April 3, 2015, the Company incurred other operating charges of $233 million, which consisted of charges of $90 million due to the Company's productivity and reinvestment program and $35 million due to the Company's integration of our German bottling and distribution operations. In addition, the Company incurred a charge of $108 million related to our Venezuela operations, including an impairment of a Venezuelan trademark due to higher exchange rates, and a write-down of receivables from our bottling partner in Venezuela. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and see below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 1 and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the trademark impairment and the write-down of the Venezuela receivables. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
The Company and Monster Beverage Corporation (“Monster”) have entered into definitive agreements for a long-term strategic relationship in the global energy drink category. As of April 3, 2015, the assets that will be transferred to Monster under the terms of these agreements met the criteria to be held for sale. Under the applicable accounting guidance, we were not required to record these assets at their fair value less any costs to sell because their fair value exceeded our carrying value. The Company currently anticipates recording a gain upon closing, which is expected to take place in the second quarter of 2015. Additionally, under the terms of these agreements, we will be required to discontinue selling products under an energy-related line extension of one of the trademarks included in the glacéau portfolio. As a result, the Company is likely to recognize an impairment charge of up to $350 million upon closing, which would be recorded in the line item other operating charges in our condensed consolidated statement of income. The anticipated gain on the transaction, which will be recorded in the line item other income (loss) - net in our condensed consolidated statement of income, would be partially offset by this charge. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to the Monster transaction.
During the three months ended March 28, 2014, the Company incurred other operating charges of $128 million, which consisted of charges of $86 million due to the Company's productivity and reinvestment program and $42 million primarily due to the Company's integration of our German bottling and distribution operations. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
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
In February 2014, the Company announced the expansion of our productivity and reinvestment program to drive an incremental $1 billion in productivity by 2016 that will primarily be redirected into increased media investments. Our incremental productivity goal consists of two relatively equal components. First, we will expand savings through global supply chain optimization, data and information technology system standardization, and resource and cost reallocation. Second, we will increase the effectiveness of our marketing investments by transforming our marketing and commercial model to redeploy resources into more consumer-facing marketing investments to accelerate growth.

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
We have incurred total pretax expenses of $1,455 million since the initiative commenced in 2012. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began the integration of 18 German bottling and distribution operations acquired in 2007. Since the integration commenced, the Company has incurred total pretax expenses of $870 million primarily related to involuntary terminations. We are currently reviewing additional restructuring opportunities within the German bottling and distribution operations, including integration costs related to information technology and other initiatives. If implemented, these initiatives will result in additional charges in future periods. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.
Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended
	April 3, 2015	March 28, 2014
Eurasia & Africa	12.2%	12.7%
Europe	31.2	30.3
Latin America	25.2	28.2
North America	22.2	18.0
Asia Pacific	23.7	23.4
Bottling Investments	0.6	(1.1)
Corporate	(15.1)	(11.5)
Total	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended
	April 3, 2015	March 28, 2014
Consolidated	21.4%	22.5%
Eurasia & Africa	43.9%	46.0%
Europe	67.0	63.4
Latin America	55.2	61.1
North America	10.0	8.9
Asia Pacific	47.1	46.0
Bottling Investments	0.8	(1.6)
Corporate	*	*

*	Calculation is not meaningful.
Three Months Ended April 3, 2015 versus Three Months Ended March 28, 2014
During the three months ended April 3, 2015, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 8 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Operating income for the three months ended April 3, 2015, was favorably impacted by six additional days when compared to the first quarter of 2014. This impact was disproportionately more favorable for our finished goods businesses, particularly in our North America and Bottling Investments operating segments.
The Company's Eurasia and Africa segment reported operating income of $279 million and $303 million for the three months ended April 3, 2015 and March 28, 2014, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange rates of 7 percent.
Operating income for Europe for the three months ended April 3, 2015 and March 28, 2014, was $716 million and $719 million, respectively. The Europe segment was unfavorably impacted by foreign currency exchange rate fluctuations of 5 percent, partially offset by the favorable impact of higher concentrate sales and the timing of the Easter holiday.
Latin America reported operating income of $578 million and $668 million for the three months ended April 3, 2015 and March 28, 2014, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 14 percent. The impact of these items was partially offset by favorable price mix in the majority of the segment's business units.
Operating income for North America for the three months ended April 3, 2015 and March 28, 2014, was $511 million and $428 million, respectively. The increase in the segment's operating income was favorably impacted as a result of price increases and product and package mix as well as the timing of the Easter holiday.
Asia Pacific's operating income for the three months ended April 3, 2015 and March 28, 2014, was $544 million and $557 million, respectively. Operating income for the segment reflects the unfavorable impact of foreign currency exchange rate fluctuations of 8 percent, partially offset by favorable price mix in all of the segment's business units.
Operating income for our Bottling Investments segment for the three months ended April 3, 2015 was $14 million compared to an operating loss of $26 million for the three months ended March 28, 2014. Fluctuations in foreign currency exchange rates favorably impacted the segment's 2015 operating income by 4 percent.
The Corporate segment's operating loss for the three months ended April 3, 2015 and March 28, 2014, was $346 million and $273 million, respectively. Operating loss in 2015 was impacted by a $75 million charge due to an impairment of a Venezuelan trademark and a write-down the Company recorded on receivables from our bottling partner in Venezuela.
Based on current spot rates and our hedging coverage in place, we expect currencies will have a 10 percent unfavorable impact on second quarter and full year 2015 operating income.
Interest Income
During the three months ended April 3, 2015, interest income was $155 million, compared to $123 million during the three months ended March 28, 2014, an increase of $32 million. This increase primarily reflects higher cash balances and higher average interest rates in certain of our international locations, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
Interest Expense
During the three months ended April 3, 2015, interest expense was $447 million, compared to $124 million during the three months ended March 28, 2014, an increase of $323 million. This increase is primarily due to charges of $320 million the Company recorded on the early extinguishment of certain long-term debt. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended April 3, 2015 versus Three Months Ended March 28, 2014
During the three months ended April 3, 2015, equity income was $2 million, compared to equity income of $71 million during the three months ended March 28, 2014, a decrease of $69 million.
The Company recorded net charges of $73 million and $27 million in the line item equity income (loss) — net during the three months ended April 3, 2015 and March 28, 2014, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to the remeasurement of its Venezuelan subsidiary's net monetary assets into U.S. dollars using the new open market exchange system rate. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation.

Other Income (Loss) — Net
Three Months Ended April 3, 2015 versus Three Months Ended March 28, 2014
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
During the three months ended April 3, 2015, other income (loss) — net was a loss of $25 million. This loss included charges of $21 million due to refranchising activities in North America and net losses of $35 million related to trading securities and available-for-sale securities. These losses were partially offset by net foreign currency exchange gains of $19 million and dividend income of $22 million. The net foreign currency exchange gains were primarily related to a gain of $80 million associated with our euro-denominated debt partially offset by a charge of $27 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. The Company determined that based on its economic circumstances, the SIMADI rate best represented the applicable rate at which future transactions could be settled, including the payment of dividends. As such, the Company remeasured the net assets related to its operations in Venezuela using the current SIMADI rate. None of the other items included in other income (loss) — net during the three months ended April 3, 2015, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the charge due to the change in Venezuelan exchange rates.
During the three months ended March 28, 2014, other income (loss) — net was a loss of $241 million. This loss was primarily due to net foreign exchange losses of $226 million as a result of the expansion of the Venezuelan government's currency conversion markets during the period. None of the other items included in other income (loss) — net during the three months ended March 28, 2014, was individually significant. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the remeasurement of the Venezuelan currency.
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
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2015 is 22.5 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
The Company recorded income tax expense of $415 million (20.9 percent effective tax rate) and $579 million (26.2 percent effective tax rate) during the three months ended April 3, 2015 and March 28, 2014, respectively.

The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended
	April 3, 2015		March 28, 2014
Productivity and reinvestment program	$(42)	[1]	$(32)	[1]
Other productivity, integration and restructuring initiatives	—	[2]	—	[2]
Transaction gains and losses	(10)	[3]	—
Certain tax matters	(16)	[4]	5	[4]
Other — net	(130)	[5]	5	[6]

[1]
Related to charges of $90 million and $86 million during the three months ended April 3, 2015 and March 28, 2014, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $35 million and $42 million during the three months ended April 3, 2015 and March 28, 2014, respectively. These charges were due to the integration of our German bottling and distribution operations. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to charges of $46 million that consisted of $21 million of charges due to the refranchising of certain territories in North America, a $6 million additional charge related to the sale of a portion of our equity investment in a Brazilian bottling entity, and a $19 million charge related to the remeasurement of our equity interest in the South African bottler to fair value. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[4]
Primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[5]
Related to charges of $528 million that consisted of $320 million associated with the early extinguishment of long-term debt, $27 million due to the remeasurement of the net monetary assets of our Venezeulan subsidiary into U.S. dollars using the SIMADI exchange rate, $108 million due to the write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark, and $73 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[6]
Related to charges of $253 million that consisted of $247 million due to the devaluation of the Venezuelan bolivar and $6 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations throughout the remainder of 2015. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $8,090 million in lines of credit available for general corporate purposes as of April 3, 2015. These backup lines of credit expire at various times between 2015 and 2019.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the three months ended April 3, 2015. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $18.5 billion as of April 3, 2015. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from these locations. The Company's subsidiaries in Argentina and Venezuela held $293 million and $12 million, respectively, of cash, cash equivalents, short-term investments and marketable securities as of April 3, 2015. See further discussion of the Venezuela markets in the "Foreign Exchange" section below.
Net operating revenues in the United States were $4.8 billion for the three months ended April 3, 2015, or 44 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of domestic debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended April 3, 2015 and March 28, 2014, was $1,574 million and $1,066 million, respectively, an increase of $508 million. This increase primarily reflects the efficient management of working capital and the impact of six additional days, partially offset by an unfavorable impact from currency exchange rates.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended April 3, 2015 and March 28, 2014, was $812 million and $2,213 million, respectively, a decrease of $1,401 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the three months ended April 3, 2015, purchases of investments were $4,003 million and proceeds from disposals of investments were $3,746 million, resulting in a net cash outflow of $257 million. During the three months ended March 28, 2014, purchases of investments were $4,369 million and proceeds from disposals of investments were $2,595 million, resulting in a net cash outflow of $1,774 million. The purchases during the three months ended April 3, 2015 and March 28, 2014, include the Company's acquisition of shares in Keurig Green Mountain, Inc. ("Keurig"). The remaining activity primarily represents the purchases of and proceeds from short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on our investment in Keurig.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended April 3, 2015, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $603 million, which primarily included our equity investment in certain Indonesian bottling operations and our acquisition of bottling operations in South Africa. During the three months ended March 28, 2014, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $85 million, none of which was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the transactions during the three months ended April 3, 2015.
On August 14, 2014, the Company and Monster entered into definitive agreements for a long-term strategic relationship in the global energy drink category. Upon closing of the related transactions, which is expected to take place in the second quarter of 2015, the Company will make a net cash payment of $2.15 billion to Monster, of which up to $625 million will be held in escrow, subject to release upon achievement of milestones relating to the transfer of Monster’s domestic distribution rights to our distribution network. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on these agreements.

Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended April 3, 2015, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $229 million, which included cash received as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest. The proceeds from disposals of businesses, equity method investments and nonmarketable securities during the three months ended April 3, 2015 also included the proceeds from the sale of the Company's distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, to certain unconsolidated bottling partners as part of the North America refranchising. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on these transactions. During the three months ended March 28, 2014, there were no proceeds from disposals of businesses, equity method investments and nonmarketable securities.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the three months ended April 3, 2015, were $495 million. The Company currently expects our 2015 full year capital expenditures to be approximately $2.5 billion to $3.0 billion, primarily in our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the three months ended March 28, 2014, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $381 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances and share repurchases. Net cash used in financing activities during the three months ended April 3, 2015 totaled $1,177 million, and net cash provided by financing activities during the three months ended March 28, 2014, totaled $205 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. On April 3, 2015, we had $8,090 million in lines of credit available for general corporate purposes. These backup lines of credit expire at various times between 2015 and 2019.
During the three months ended April 3, 2015, the Company had issuances of debt of $16,373 million, which included $7,211 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $9,162 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances.
The Company made payments of debt of $15,755 million during the three months ended April 3, 2015, which included $712 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, $11,247 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $3,796 million, which included the retirement of certain long-term debt.
During the three months ended April 3, 2015, the Company issued €8,500 million of long-term debt. The general terms of the notes issued are as follows:

•	€2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.15 percent;

•	€2,000 million total principal amount of notes due September 9, 2019, at a variable interest rate equal to the three-month EURIBOR plus 0.23 percent;

•	€1,500 million total principal amount of notes due March 9, 2023, at a fixed interest rate of 0.75 percent;

•	€1,500 million total principal amount of notes due March 9, 2027, at a fixed interest rate of 1.125 percent; and

•	€1,500 million total principal amount of notes due March 9, 2035, at a fixed interest rate of 1.625 percent.
During the three months ended April 3, 2015, the Company retired $1,500 million of long-term debt upon maturity. The Company also extinguished $2,039 million of long-term debt prior to maturity, incurring associated charges of $320 million recorded in the line item interest expense in our condensed consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. The general terms of the notes that were extinguished are as follows:

•	$1,148 million total principal amount of notes due November 15, 2017, at a fixed interest rate of 5.35 percent; and

•	$891 million total principal amount of notes due March 15, 2019, at a fixed interest rate of 4.875 percent.

As of April 3, 2015, the carrying value of the Company's long-term debt included $450 million of fair value adjustments related to the debt assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 20 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
During the three months ended March 28, 2014, the Company had issuances of debt of $10,926 million, which included $476 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $9,429 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $1,021 million, net of related discounts and issuance costs. The long-term debt issuances included $1,000 million total principal amount of notes which are due September 1, 2015, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 0.01 percent.
The Company made payments of debt of $9,567 million during the three months ended March 28, 2014, which included
$8,556 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,011 million, which included the retirement of $1,000 million of long-term debt upon maturity.
Issuances of Stock
During the three months ended April 3, 2015, the Company received cash proceeds from issuances of stock of $279 million, an increase of $88 million when compared to cash proceeds of $191 million from stock issuances during the three months ended March 28, 2014.
Share Repurchases
During the three months ended April 3, 2015, the Company repurchased 16.0 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $41.39 per share, for a total cost of $661 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $654 million during the three months ended April 3, 2015. The total cash outflow for treasury stock during the first three months of 2015 includes treasury stock that was purchased and settled during the three months ended April 3, 2015, as well as stock purchased in December 2014 that settled in early 2015; however, it does not include treasury stock that was purchased but did not settle during the three months ended April 3, 2015. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the three months ended April 3, 2015, resulted in a net cash outflow of $375 million. During 2015, the Company expects to purchase between $2.0 billion and $3.0 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.
During the three months ended March 28, 2014, the Company repurchased 20.9 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $38.44 per share, for a total cost of $804 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the three months ended March 28, 2014, was $875 million. The total cash outflow for treasury stock during the first three months of 2014 includes treasury stock that was purchased and settled during the three months ended March 28, 2014, as well as stock purchased in December 2013 that settled in early 2014; however, it does not include treasury stock that was purchased but did not settle during the three months ended March 28, 2014. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the three months ended March 28, 2014, resulted in a net cash outflow of $684 million.
Dividends
The Company paid dividends of $1,441 million during the three months ended April 3, 2015. The Company did not have any cash payments for dividends during the three months ended March 28, 2014. The Company's dividend payments for the first quarter of 2014 were made on April 1, 2014.
Our Board of Directors approved the Company's regular quarterly dividend of $0.33 per share at its April 2015 meeting. This dividend is payable on July 1, 2015, to shareowners of record as of June 15, 2015.
Other Financing Activities
During the three months ended March 28, 2014, the Company paid $503 million to purchase the remaining outstanding shares of our German bottling and distribution operations. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three months ended April 3, 2015, by 8 percent. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have an unfavorable impact on our results through the end of the year. Based on current spot rates and our existing hedge positions, we expect currencies will have a 6 percent unfavorable impact on full year net operating revenues, a 10 percent unfavorable impact on full year operating income, and a 7 percent unfavorable impact on full year income before income taxes. We estimate that currency will have a 7 percent unfavorable impact on our second quarter net operating revenues, a 10 percent unfavorable impact on our second quarter operating income, and a 5 to 6 percent unfavorable impact on our second quarter income before income taxes.
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
Venezuela has been designated as a hyperinflationary economy. Beginning in the first quarter of 2014, the Venezuelan government recognized three legal exchange rates to convert bolivars to the U.S. dollar: (1) the official rate of 6.3 bolivars per U.S. dollar; (2) SICAD 1, which is available to foreign investments and designated industry sectors to exchange a limited volume of bolivars for U.S. dollars using a bid rate established at weekly auctions; and (3) SICAD 2, which applies to transactions that do not qualify for either the official rate or SICAD 1. As of March 28, 2014, the three legal exchange rates were 6.3 (official rate), 10.8 (SICAD 1) and 50.9 (SICAD 2). We determined that the SICAD 1 rate was the most appropriate rate to use for remeasurement given our circumstances and estimates of the applicable rate at which future transactions could be settled, including the payment of dividends. Therefore, as of March 28, 2014, we remeasured the net monetary assets of our Venezuelan subsidiary using an exchange rate of 10.8 bolivars per U.S. dollar, resulting in a charge of $226 million recorded in the line item other income (loss) — net in our condensed consolidated statement of income.
In December 2014, due to the continued lack of liquidity and increasing economic uncertainty, the Company reevaluated the rate that should be used to remeasure the monetary assets and liabilities of our Venezuelan subsidiary. As of December 31, 2014, we determined that the SICAD 2 rate of 50 bolivars per U.S. dollar was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary.
In February 2015, the Venezuelan government merged SICAD 1 and SICAD 2 into a single mechanism called SICAD and introduced a new open market exchange system, SIMADI. As of April 3, 2015, management determined that the SIMADI rate of 193 bolivars per U.S. dollar was the most appropriate legally available rate and remeasured the net monetary assets of our Venezuelan subsidiary, resulting in a charge of $27 million recorded in the line item other income (loss) — net in our condensed consolidated statement of income.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the three months ended April 3, 2015, as a result of the continued lack of liquidity and our revised assessment of our bottling partner's ability to convert Venezuelan bolivars into U.S. dollars to pay our concentrate and other receivables at exchange rates applicable at the time of the underlying transactions, we recorded a write-down of $56 million in the line item other operating charges in our condensed consolidated statement of income.
We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela. As a result of the Company's revised expectations regarding the convertibility of the local currency, we recognized an impairment charge of $52 million during the three months ended April 3, 2015, recorded in the line item other operating charges in our condensed consolidated statement of income. Further government regulation or changes in exchange rates could result in additional impairments of these intangible assets.
As of April 3, 2015, the combined value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $69 million. Included in this combined value is $12 million of cash and cash equivalents. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion. If the bolivar devalues further, it would likely result in our Company recognizing additional foreign currency exchange losses, write-downs of receivables or impairment charges and, our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.
Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	April 3, 2015	December 31, 2014	Increase (Decrease)		Percent Change
Cash and cash equivalents	$8,211	$8,958	$(747)		(8)%
Short-term investments	8,366	9,052	(686)		(8)
Marketable securities	3,472	3,665	(193)		(5)
Trade accounts receivable — net	4,461	4,466	(5)		—
Inventories	3,219	3,100	119		4
Prepaid expenses and other assets	3,605	3,066	539		18
Assets held for sale	785	679	106		16
Equity method investments	9,851	9,947	(96)		(1)
Other investments	4,044	3,678	366		10
Other assets	4,602	4,407	195		4
Property, plant and equipment — net	14,346	14,633	(287)		(2)
Trademarks with indefinite lives	6,424	6,533	(109)		(2)
Bottlers' franchise rights with indefinite lives	6,620	6,689	(69)		(1)
Goodwill	11,993	12,100	(107)		(1)
Other intangible assets	1,017	1,050	(33)		(3)
Total assets	$91,016	$92,023	$(1,007)		(1)%
Accounts payable and accrued expenses	$8,853	$9,234	$(381)		(4)%
Loans and notes payable	14,383	19,130	(4,747)		(25)
Current maturities of long-term debt	2,040	3,552	(1,512)		(43)
Accrued income taxes	689	400	289		72
Liabilities held for sale	158	58	100		172
Long-term debt	26,087	19,063	7,024		37
Other liabilities	4,296	4,389	(93)		(2)
Deferred income taxes	5,432	5,636	(204)		(4)
Total liabilities	$61,938	$61,462	$476		1%
Net assets	$29,078	$30,561	$(1,483)	[1]	(5)%
1 Includes a decrease in net assets of $1,486 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•
Cash and cash equivalents and short-term investments decreased $1,433 million. This decrease reflects the Company's overall cash management strategy. A majority of the Company's consolidated cash and cash equivalents, short-term investments and marketable securities is held by foreign subsidiaries.

•
Prepaid expenses and other assets increased $539 million. This increase is primarily due to advance payments made to customers and the increase in the fair value of hedging instruments. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on these instruments.

•
Other investments increased $366 million, primarily due to the Company's additional investment in Keurig, which is accounted for as an available-for-sale security. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on this investment.

•
Loans and notes payable decreased $4,747 million and current maturities of long-term debt decreased $1,512 million, primarily due to the payments related to commercial paper and the retirement of $1,500 million of long-term debt during the three months ended April 3, 2015.

•
Long-term debt increased $7,024 million, primarily due to the issuances of the Company's euro-denominated debt, partially offset by the early extinguishment of debt during the three months ended April 3, 2015. Refer to the heading "Cash Flows from Financing Activities" above and Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 3, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended April 3, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended April 3, 2015, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
January 1, 2015, through January 30, 2015	2,600,058	$42.71	2,600,000	320,925,322
January 31, 2015, through February 27, 2015	2,995,116	$41.97	2,970,000	317,955,322
February 28, 2015, through April 3, 2015	10,528,129	$40.92	10,388,214	307,567,108
Total	16,123,303	$41.41	15,958,214
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below; and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 58 shares, 25,116 shares and 139,915 shares for the fiscal months of January, February and March 2015, respectively.
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

4.10	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.11	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.12	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.13	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.14	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.15	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.16	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.17	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.18	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.19	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.20	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 7, 2014.

4.21	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.22	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.23	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.24	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.25	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.26	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.27	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
10.1
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2015.

10.2
Form of Performance Share Agreement — Alternate for grants under the 2014 Equity Plan, as adopted February 1, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2015.

10.3
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2015.

10.4
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2015.

10.5	Letter dated February 12, 2015, from the Company to Ed Hays.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended April 3, 2015 and March 28, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 3, 2015 and March 28, 2014, (iii) Condensed Consolidated Balance Sheets as of April 3, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2015 and March 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ LARRY M. MARK
Date:	April 30, 2015	Larry M. Mark Vice President and Controller (As Principal Accounting Officer)

/s/ MARK RANDAZZA
Date:	April 30, 2015	Mark Randazza Vice President and Assistant Controller (On behalf of the Registrant)

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

4.10	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.11	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.12	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.13	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.14	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed March 5, 2013.
4.15	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.16	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.17	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.18	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.19	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.

4.20	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 7, 2014.
4.21	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.22	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.23	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.24	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.25	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.26	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.27	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
10.1
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2015.

10.2
Form of Performance Share Agreement — Alternate for grants under the 2014 Equity Plan, as adopted February 1, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2015.

10.3
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2015.

10.4
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2015.

10.5	Letter dated February 12, 2015, from the Company to Ed Hays.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended April 3, 2015 and March 28, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 3, 2015 and March 28, 2014, (iii) Condensed Consolidated Balance Sheets as of April 3, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2015 and March 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.