Form 10-Q
period 2015-07-03
COCA COLA CO
filed 2015-07-29
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2015
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 27, 2015
$0.25 Par Value	4,350,003,656 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
NET OPERATING REVENUES	$12,156	$12,574	$22,867	$23,150
Cost of goods sold	4,748	4,819	8,851	8,902
GROSS PROFIT	7,408	7,755	14,016	14,248
Selling, general and administrative expenses	4,204	4,384	8,283	8,373
Other operating charges	669	201	902	329
OPERATING INCOME	2,535	3,170	4,831	5,546
Interest income	149	144	304	267
Interest expense	128	107	575	231
Equity income (loss) — net	200	254	202	325
Other income (loss) — net	1,605	(77)	1,580	(318)
INCOME BEFORE INCOME TAXES	4,361	3,384	6,342	5,589
Income taxes	1,250	779	1,665	1,358
CONSOLIDATED NET INCOME	3,111	2,605	4,677	4,231
Less: Net income attributable to noncontrolling interests	3	10	12	17
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$3,108	$2,595	$4,665	$4,214
BASIC NET INCOME PER SHARE[1]	$0.71	$0.59	$1.07	$0.96
DILUTED NET INCOME PER SHARE[1]	$0.71	$0.58	$1.06	$0.95
DIVIDENDS PER SHARE	$0.330	$0.305	$0.660	$0.610
AVERAGE SHARES OUTSTANDING	4,355	4,391	4,360	4,396
Effect of dilutive securities	53	63	55	63
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,408	4,454	4,415	4,459
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
CONSOLIDATED NET INCOME	$3,111	$2,605	$4,677	$4,231
Other comprehensive income:
Net foreign currency translation adjustment	(792)	337	(2,278)	(52)
Net gain (loss) on derivatives	(33)	(81)	301	(180)
Net unrealized gain (loss) on available-for-sale securities	(882)	334	(1,093)	649
Net change in pension and other benefit liabilities	40	17	105	24
TOTAL COMPREHENSIVE INCOME	1,444	3,212	1,712	4,672
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	9	6	12
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,441	$3,203	$1,706	$4,660
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	July 3, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,805	$8,958
Short-term investments	8,709	9,052
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	17,514	18,010
Marketable securities	3,433	3,665
Trade accounts receivable, less allowances of $363 and $331, respectively	4,976	4,466
Inventories	3,224	3,100
Prepaid expenses and other assets	3,159	3,066
Assets held for sale	497	679
TOTAL CURRENT ASSETS	32,803	32,986
EQUITY METHOD INVESTMENTS	12,771	9,947
OTHER INVESTMENTS	3,002	3,678
OTHER ASSETS	4,517	4,407
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $10,921 and $10,625, respectively	14,365	14,633
TRADEMARKS WITH INDEFINITE LIVES	6,085	6,533
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,313	6,689
GOODWILL	11,706	12,100
OTHER INTANGIBLE ASSETS	976	1,050
TOTAL ASSETS	$93,538	$92,023
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,997	$9,234
Loans and notes payable	16,306	19,130
Current maturities of long-term debt	2,031	3,552
Accrued income taxes	437	400
Liabilities held for sale	81	58
TOTAL CURRENT LIABILITIES	28,852	32,374
LONG-TERM DEBT	25,977	19,063
OTHER LIABILITIES	4,283	4,389
DEFERRED INCOME TAXES	5,785	5,636
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	13,486	13,154
Reinvested earnings	65,196	63,408
Accumulated other comprehensive income (loss)	(8,736)	(5,777)
Treasury stock, at cost — 2,691 and 2,674 shares, respectively	(43,288)	(42,225)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	28,418	30,320
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	223	241
TOTAL EQUITY	28,641	30,561
TOTAL LIABILITIES AND EQUITY	$93,538	$92,023
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	July 3, 2015	June 27, 2014
OPERATING ACTIVITIES
Consolidated net income	$4,677	$4,231
Depreciation and amortization	961	967
Stock-based compensation expense	117	112
Deferred income taxes	643	(67)
Equity (income) loss — net of dividends	(44)	(124)
Foreign currency adjustments	(144)	260
Significant (gains) losses on sales of assets — net	(1,346)	140
Other operating charges	609	120
Other items	609	6
Net change in operating assets and liabilities	(964)	(1,175)
Net cash provided by operating activities	5,118	4,470
INVESTING ACTIVITIES
Purchases of investments	(6,981)	(7,895)
Proceeds from disposals of investments	6,316	6,192
Acquisitions of businesses, equity method investments and nonmarketable securities	(2,284)	(332)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	413	45
Purchases of property, plant and equipment	(1,114)	(1,030)
Proceeds from disposals of property, plant and equipment	33	134
Other investing activities	(139)	(242)
Net cash provided by (used in) investing activities	(3,756)	(3,128)
FINANCING ACTIVITIES
Issuances of debt	24,878	21,267
Payments of debt	(22,358)	(18,122)
Issuances of stock	410	650
Purchases of stock for treasury	(1,298)	(1,953)
Dividends	(2,877)	(1,342)
Other financing activities	115	(438)
Net cash provided by (used in) financing activities	(1,130)	62
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(385)	(200)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	(153)	1,204
Balance at beginning of period	8,958	10,414
Balance at end of period	$8,805	$11,618
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 3, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2015 and 2014 ended on July 3, 2015 and June 27, 2014, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
In February 2015, the Venezuelan government merged SICAD 1 and SICAD 2 into a single mechanism called SICAD and introduced a new open market exchange system, SIMADI. During the three months ended April 3, 2015, management determined that the SIMADI rate as of April 3, 2015 of 193 bolivars per U.S. dollar was the most appropriate legally available rate and remeasured the net monetary assets of our Venezuelan subsidiary, resulting in a charge of $27 million recorded in the line item other income (loss) — net in our condensed consolidated statement of income.
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
During the three months ended July 3, 2015, the Company continued to use the SIMADI rate to remeasure the net monetary assets of our Venezuelan subsidiary. As of July 3, 2015, the combined value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $84 million. Included in this combined value is $13 million of cash and cash equivalents. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion. If the bolivar devalues further, it would likely result in our Company recognizing additional foreign currency exchange losses, write-downs of receivables or impairment charges, and our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. On July 9, 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year, however, early adoption as of the original effective date will be permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.
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

NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the six months ended July 3, 2015, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $2,284 million, which primarily related to our strategic partnership with Monster Beverage Corporation ("Monster") and an investment in a bottling partner in Indonesia that is accounted for under the equity method of accounting. The bottling partner in Indonesia is a subsidiary of Coca-Cola Amatil Limited, an equity method investee. We also acquired the remaining outstanding shares of a bottling partner in South Africa ("South African bottler"), which was previously accounted for as an equity method investment. We remeasured our previously held equity interest in the South African bottler to fair value upon the close of the transaction and recorded a loss on the remeasurement of $19 million during the six months ended July 3, 2015. This bottler will be included in the Coca-Cola Beverages Africa Limited transaction discussed further below.
During the six months ended June 27, 2014, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $332 million, which primarily included a joint investment with one of our bottling partners in a dairy company in Ecuador, which is accounted for under the equity method of accounting.
Monster Beverage Corporation
On August 14, 2014, the Company and Monster entered into definitive agreements for a long-term strategic relationship in the global energy drink category. The transaction contemplated under these agreements (the "Monster Transaction") closed on June 12, 2015. As a result of the Monster Transaction, (1) the Company purchased newly issued shares of Monster common stock representing approximately 16.7 percent of the outstanding shares of Monster common stock (after giving effect to the new issuance); (2) the Company sold its global energy drink business (including NOS, Full Throttle, Burn, Mother, Play and Power Play, and Relentless) to Monster, and the Company acquired Monster's non-energy drink business (including Hansen's Natural Sodas, Peace Tea, Hubert's Lemonade and Hansen's Juice Products); and (3) the parties amended their distribution coordination agreements to expand distribution of Monster products into additional territories pursuant to long-term agreements with the Company's existing network of Company-owned or -controlled bottling operations and distribution partners. The Coca-Cola system also became Monster's preferred global distribution partner. The Company made a net cash payment of $2,150 million to Monster, of which $125 million is being held in escrow, subject to release upon achievement of milestones relating to the transfer of Monster’s domestic distribution rights to our distribution network.
The Monster Transaction consisted of multiple elements including the purchase of common stock, the acquisition and divestiture of businesses and the expansion of distribution territories. When consideration transferred is not solely in the form of cash, measurement is based on either the cost to the acquiring entity (the fair value of the assets given) or the fair value of the assets acquired, whichever is more clearly evident and, thus, more reliably measurable. As the majority of the consideration transferred was cash, we believe the fair value of the consideration transferred is more reliably measurable. The consideration transferred consists of $2,150 million of cash (including $125 million in escrow) and the fair value of our global energy business of $2,046 million, which we determined using discounted cash flow analyses, resulting in total consideration transferred of $4,196 million. As such, we have allocated the total consideration transferred to the individual assets and business acquired based on a relative fair value basis, using the closing date fair values of each element, as follows (in millions):

June 12, 2015
Equity investment in Monster	$3,066
Expansion of distribution territories	1,035
Monster non-energy drink business	95
Total assets and business acquired	$4,196

In addition to our ownership of 16.7 percent of Monster's outstanding common stock, the Company is represented by two directors on Monster's 10 member Board of Directors. Based on our equity ownership percentage, the significance that our expanded distribution and coordination agreements have on Monster's operations, and our representation on Monster's Board of Directors, the Company is accounting for its interest in Monster as an equity method investment.
As a result of the Monster Transaction, the North America Coca-Cola system obtained the right to distribute Monster products in territories for which it was not previously the authorized distributor ("expanded territories"). These distribution rights are governed by an agreement with an initial term of 20 years, after which it will continue to remain in effect unless otherwise terminated by either party and there are no future costs of renewal. Our consolidated organization responsible for our North America bottling operations and product supply chain functions for the North America market, called Coca-Cola Refreshments ("CCR"), is the distributor in the majority of the expanded territories. The remainder of the territories are serviced by independent bottling partners. Of the $1,035 million allocated to the expanded distribution rights, the Company derecognized

$341 million related to the expanded territories serviced by the independent bottling partners. As consideration for these rights, the Company received an up-front payment of $28 million and we will receive a payment per case on all future sales made by these independent bottlers for the duration of the distribution agreements. As these payments are dependent on future sales, they are a form of contingent consideration. We elected to account for this consideration in the same manner as the contingent consideration to be received in the North America refranchising, discussed below. This resulted in a net loss of $313 million recorded in the line item other income (loss) — net in our condensed consolidated statement of income. The remaining carrying value of the expanded distribution rights retained by CCR is $694 million. These rights were determined to be indefinite-lived intangible assets and are classified in the line item bottlers’ franchise rights with indefinite lives in our condensed consolidated balance sheet.
The Company recognized a gain of $1,715 million on the sale of our global energy drink business, primarily due to the difference in the recorded carrying value of the assets transferred, including an allocated portion of goodwill, compared to the value of the total assets and business acquired. After considering the loss resulting from the derecognition of the expanded territory rights serviced by the independent bottling partners, the net gain recognized on the Monster Transaction was $1,402 million, which was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. Additionally, under the terms of the Monster Transaction, we are required to discontinue selling energy products under certain trademarks including one trademark in the glacéau portfolio. The Company recognized an impairment charge of $380 million upon closing, primarily related to the discontinuation of the energy products in the glacéau portfolio, which was recorded in the line item other operating charges in our condensed consolidated statement of income.
During the six months ended July 3, 2015, based on the relative fair values of the total assets and business acquired, $1,620 million of the $2,150 million cash payment made was classified in the line item acquisitions of businesses, equity method investments and nonmarketable securities in our condensed consolidated statement of cash flows. The remaining $530 million was classified in the line item other investing activities in our condensed consolidated statement of cash flows.
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
Subsequent to these purchases, the Company entered into an agreement with Credit Suisse Capital LLC ("CS") to purchase additional shares of Keurig which would increase the Company's equity position to a 16 percent interest based on the total number of issued and outstanding shares of Keurig as of May 1, 2014. Under the agreement, the Company was to purchase from CS, on a date selected by CS no later than February 2015, the lesser of (1) 6.5 million shares of Keurig or (2) the number of shares that shall cause our ownership to equal 16 percent. The purchase price per share was the average of the daily volume-weighted average price per share from May 15, 2014, to the date selected by CS, as adjusted in certain circumstances specified in the agreement. CS had exclusive ownership and control over any such shares until delivered to the Company. In February 2015, the Company purchased 6.4 million shares from CS under this agreement for a total purchase price of $830 million. As this agreement qualified as a derivative, we recognized a loss of $58 million in the line item other income (loss) — net in the condensed consolidated statement of income during the six months ended July 3, 2015. The Company recognized a cumulative loss of $47 million in the line item other income (loss) — net in the condensed consolidated statement of income over the term of the agreement.
We account for the investment in Keurig as an available-for-sale security, which is included in the line item other investments in our condensed consolidated balance sheet. The purchases of the shares were included in the line item purchases of investments in our condensed consolidated statement of cash flows, net of any related derivative impact.
Coca-Cola Erfrischungsgetränke AG
In conjunction with the Company's acquisition of 18 German bottling and distribution operations in 2007, the former owners received put options to sell their respective shares in Coca-Cola Erfrischungsgetränke AG ("CCEAG") back to the Company. During the six months ended June 27, 2014, the Company paid $503 million to purchase these shares, which was included in the line item other financing activities in our condensed consolidated statement of cash flows, and now owns 100 percent of CCEAG.

Divestitures
During the six months ended July 3, 2015, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $413 million, related to proceeds from the refranchising of certain of our territories in North America and proceeds from the sale of a 10 percent interest in a Brazilian bottling partner as a result of the majority owners exercising their right to acquire additional shares from us.
During the six months ended June 27, 2014, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $45 million, which represented the proceeds from the refranchising of certain of our territories in North America.
North America Refranchising
In conjunction with implementing a new beverage partnership model in North America, the Company refranchised territories that were previously managed by CCR to certain of our unconsolidated bottling partners. These territories generally border these bottlers' existing territories, allowing each bottler to better service local customers and provide more efficient execution. Through the execution of comprehensive beverage agreements ("CBAs") with each of the bottlers, we granted certain exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products as defined by the CBA. Under the arrangement for these territories, CCR retains the rights to produce these beverage products and the bottlers will purchase from CCR substantially all of the related finished products needed in order to service the customers in these territories. Each CBA generally has a term of 10 years and is renewable by the bottler indefinitely for successive additional terms of 10 years each. Under the CBA, the bottlers will make ongoing quarterly payments to CCR based on their future gross profit in these territories throughout the term of the CBA, including renewals, in exchange for the grant of the exclusive territory rights.
Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories to the respective bottlers in exchange for cash. During the six months ended July 3, 2015 and June 27, 2014, cash proceeds from these sales totaled $216 million and $45 million, respectively. Included in the cash proceeds for the six months ended July 3, 2015 and June 27, 2014 was $51 million and $12 million, respectively, from Coca-Cola Bottling Co. Consolidated, an equity method investee. Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized losses of $12 million and $33 million during the three and six months ended July 3, 2015, respectively. During the three and six months ended June 27, 2014, the Company recognized a loss of $140 million. These losses primarily related to the derecognition of the intangible assets transferred and were included in the line item other income (loss) — net in our condensed consolidated statements of income. We expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
Brazilian Bottling Operations
In 2013, the Company deconsolidated its Brazilian bottling operations and combined them with an independent bottler in Brazil in exchange for cash and a 44 percent minority ownership interest in the newly combined entity. The owners of the majority interest have the option to acquire from us up to 24 percent of the new entity's outstanding shares at any time for a period of six years beginning December 31, 2013, based on an agreed-upon formula. In December 2014, the Company received notification that the owners of the majority interest had exercised their option to acquire from us a 10 percent interest in the entity's outstanding shares. During the year ended December 31, 2014, we recorded an estimated loss of $32 million as a result of the exercise price being lower than our carrying value. The transaction closed in January 2015, and the Company recorded an additional loss of $6 million during the six months ended July 3, 2015, calculated based on the final option price. As a result of the transaction, the Company's ownership was reduced to 34 percent of the entity's outstanding shares. The owners of the majority interest have a remaining option to acquire from us an additional 14 percent interest of the entity's outstanding shares at any time through December 31, 2019, based on an agreed-upon formula.

Assets and Liabilities Held for Sale
Coca-Cola Beverages Africa Limited
In November 2014, the Company, SAB Miller plc, and Gutsche Family Investments announced an agreement to combine the bottling operations of their nonalcoholic ready-to-drink beverage businesses in Southern and East Africa. Upon completion of the proposed merger, the Company will have an ownership of 11 percent in the bottler, which will be called Coca-Cola Beverages Africa Limited. The Company will also acquire or license several brands in exchange for cash as a result of the transaction. As of July 3, 2015, our South African bottling operations, including the newly acquired South African bottler, and a related equity method investment met the criteria to be held for sale, but we were not required to record these assets and liabilities at fair value less any costs to sell because their fair value exceeded our carrying value. The Company expects the transaction to close in the second half of 2015, subject to regulatory approval. Based on the proposed governance structure, the Company expects to account for its resulting interest in the new entity as an equity method investment.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheets (in millions):

	July 3, 2015		December 31, 2014
Cash, cash equivalents and short-term investments	$31		$30
Trade accounts receivable, less allowances	52		100
Inventories	32		54
Prepaid expenses and other assets	15		7
Equity method investments	106		141
Other assets	1		3
Property, plant and equipment — net	175		303
Trademarks with indefinite lives	—		43
Bottlers' franchise rights with indefinite lives	—		410
Goodwill	5		46
Other intangible assets	80		36
Allowance for reduction of assets held for sale	—		(494)
Total assets	$497	[1]	$679	[2]
Accounts payable and accrued expenses	$29		$48
Long-term debt	43		—
Other liabilities	3		6
Deferred income taxes	6		4
Total liabilities	$81		$58
1 Consists of total assets relating to Coca-Cola Beverages Africa Limited of $423 million and other assets held for sale of $74 million, which are included in the Eurasia and Africa, Bottling Investments and Corporate operating segments. We determined that these operations did not meet the criteria to be classified as discontinued operations under the applicable guidance.
2 Consists of total assets relating to North America refranchising of $223 million, Coca-Cola Beverages Africa Limited of $333 million the Monster Transaction of $43 million, and other assets held for sale of $80 million, which are included in the North America, Eurasia and Africa, Bottling Investments and Corporate operating segments. We determined that these operations did not meet the criteria to be classified as discontinued operations under the applicable guidance.

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
Trading Securities
As of July 3, 2015 and December 31, 2014, our trading securities had a fair value of $346 million and $409 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $38 million and $40 million as of July 3, 2015 and December 31, 2014, respectively.
The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	July 3, 2015	December 31, 2014
Marketable securities	$252	$315
Other assets	94	94
Total trading securities	$346	$409
Available-for-Sale and Held-to-Maturity Securities
As of July 3, 2015 and December 31, 2014, the Company did not have any held-to-maturity securities. As of July 3, 2015, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses		Fair Value
Available-for-sale securities:[1]
Equity securities	$3,420	$431	$(456)	[2]	$3,395
Debt securities	3,416	55	(10)		3,461
Total available-for-sale securities	$6,836	$486	$(466)		$6,856
1 Refer to Note 14 for additional information related to the estimated fair value.
2 Included in the gross unrealized losses is $431 million related to our investment in Keurig.
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

As of July 3, 2015 and December 31, 2014, the Company had investments classified as available-for-sale securities in which our cost basis exceeded the fair value of our investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Management’s assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments, including Keurig, was not other than temporary and did not record any impairment charges.
The sale and/or maturity of available-for-sale securities resulted in the following realized activity (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Gross gains	$7	$13	$41	$16
Gross losses	(5)	(9)	(12)	(13)
Proceeds	862	817	2,304	2,182
The Company uses two of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of July 3, 2015 and December 31, 2014, the Company's available-for-sale securities included solvency capital funds of $719 million and $836 million, respectively.
The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	July 3, 2015	December 31, 2014
Cash and cash equivalents	$27	$43
Marketable securities	3,181	3,350
Other investments	2,814	3,512
Other assets	834	974
Total available-for-sale securities	$6,856	$7,879
The contractual maturities of these available-for-sale securities as of July 3, 2015 were as follows (in millions):

	Cost	Fair Value
Within 1 year	$1,204	$1,204
After 1 year through 5 years	1,767	1,787
After 5 years through 10 years	119	134
After 10 years	326	336
Equity securities	3,420	3,395
Total available-for-sale securities	$6,836	$6,856
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.

Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of July 3, 2015 and December 31, 2014. Our cost method investments had a carrying value of $188 million and $166 million as of July 3, 2015 and December 31, 2014, respectively.
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

	July 3, 2015	December 31, 2014
Raw materials and packaging	$1,671	$1,615
Finished goods	1,206	1,134
Other	347	351
Total inventories	$3,224	$3,100
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	July 3, 2015	December 31, 2014
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$655	$923
Foreign currency contracts	Other assets	560	346
Interest rate contracts	Prepaid expenses and other assets	6	14
Interest rate contracts	Other assets	93	146
Total assets		$1,314	$1,429
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$24	$24
Foreign currency contracts	Other liabilities	16	249
Commodity contracts	Accounts payable and accrued expenses	—	1
Interest rate contracts	Accounts payable and accrued expenses	11	11
Interest rate contracts	Other liabilities	226	35
Total liabilities		$277	$320
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
2 Refer to Note 14 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	July 3, 2015	December 31, 2014
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$28	$44
Foreign currency contracts	Other assets	253	231
Commodity contracts	Prepaid expenses and other assets	38	9
Commodity contracts	Other assets	—	1
Other derivative instruments	Prepaid expenses and other assets	3	14
Other derivative instruments	Other assets	2	2
Total assets		$324	$301
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$44	$33
Foreign currency contracts	Other liabilities	3	21
Commodity contracts	Accounts payable and accrued expenses	120	156
Commodity contracts	Other liabilities	12	17
Interest rate contracts	Other liabilities	2	2
Other derivative instruments	Accounts payable and accrued expenses	21	11
Total liabilities		$202	$240
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $12,231 million and $13,224 million as of July 3, 2015 and December 31, 2014, respectively.

As of December 31, 2014, the Company held cross-currency swaps to hedge the changes in the cash flows of its euro-denominated debt due to changes in euro exchange rates. These swaps were designated as cash flow hedges. The Company records the change in carrying value of the euro-denominated debt due to changes in exchange rates into earnings each period in the line item other income (loss) — net in our consolidated statement of income. The changes in fair value of the cross-currency swap derivatives are recorded into AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in the euro exchange rates. These swaps had a notional amount of $2,590 million as of December 31, 2014. During the six months ended July 3, 2015, the Company discontinued the cash flow hedge relationships related to its euro-denominated debt. Upon discontinuance, the Company recognized a loss of $92 million in other comprehensive income, which will be reclassified from AOCI into interest expense over the remaining life of the debt, a weighted-average period of approximately 10 years. The Company did not discontinue any cash flow hedging relationships during the six months ended June 27, 2014.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for the Company's commodity cash flow hedging program were $6 million and $9 million as of July 3, 2015 and December 31, 2014, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program was $4,328 million as of July 3, 2015 and December 31, 2014.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended July 3, 2015 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(38)	Net operating revenues	$178	$—	[2]
Foreign currency contracts	11	Cost of goods sold	16	—	[2]
Foreign currency contracts	—	Interest expense	(2)	—
Interest rate contracts	168	Interest expense	—	—
Commodity contracts	—	Cost of goods sold	(1)	—
Total	$141		$191	$—
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the six months ended July 3, 2015 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$726	Net operating revenues	$298	$—	[2]
Foreign currency contracts	30	Cost of goods sold	28	—	[2]
Foreign currency contracts	18	Interest expense	(4)	—
Interest rate contracts	36	Interest expense	(3)	—
Commodity contracts	(1)	Cost of goods sold	(1)	—
Total	$809		$318	$—
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
As of July 3, 2015, the Company estimates that it will reclassify into earnings during the next 12 months $625 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of July 3, 2015, such adjustments had cumulatively decreased the carrying value of our long-term debt by $132 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the par value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $8,512 million and $6,600 million as of July 3, 2015 and December 31, 2014, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $982 million and $1,358 million as of July 3, 2015 and December 31, 2014, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended July 3, 2015 and June 27, 2014 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income [1]
		Three Months Ended
		July 3, 2015	June 27, 2014
Interest rate contracts	Interest expense	$(251)	$21
Fixed-rate debt	Interest expense	250	(12)
Net impact to interest expense		$(1)	$9
Foreign currency contracts	Other income (loss) — net	$23	$(37)
Available-for-sale securities	Other income (loss) — net	(26)	30
Net impact to other income (loss) — net		$(3)	$(7)
Net impact of fair value hedging instruments		$(4)	$2
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the six months ended July 3, 2015 and June 27, 2014 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income [1]
		Six Months Ended
		July 3, 2015	June 27, 2014
Interest rate contracts	Interest expense	$(222)	$26
Fixed-rate debt	Interest expense	231	(15)
Net impact to interest expense		$9	$11
Foreign currency contracts	Other income (loss) — net	$135	$(19)
Available-for-sale securities	Other income (loss) — net	(144)	8
Net impact to other income (loss) — net		$(9)	$(11)
Net impact of fair value hedging instruments		$—	$—
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and non-derivative financial instruments to protect the value of our investments in a number of foreign subsidiaries. During the six months ended July 3, 2015, the Company designated a portion of its euro-denominated debt as a hedge of a net investment in our European operations. The change in the carrying value of the designated portion of the euro-denominated debt due to changes in exchange rates is recorded in net foreign currency translation adjustment, a component of AOCI. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation adjustment, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	As of		Three Months Ended		Six Months Ended
	July 3, 2015	December 31, 2014	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Foreign currency contracts	$1,847	$2,047	$(18)	$(74)	$406	$(142)
Foreign currency denominated debt	11,396	—	(356)	—	(282)	—
Total	$13,243	$2,047	$(374)	$(74)	$124	$(142)

The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI into earnings during the three and six months ended July 3, 2015 and June 27, 2014. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended July 3, 2015 and June 27, 2014. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statements of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,284 million and $4,334 million as of July 3, 2015 and December 31, 2014, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $1,090 million and $816 million as of July 3, 2015 and December 31, 2014, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	July 3, 2015	June 27, 2014
Foreign currency contracts	Net operating revenues	$—	$(6)
Foreign currency contracts	Other income (loss) — net	(32)	21
Foreign currency contracts	Cost of goods sold	1	—
Commodity contracts	Net operating revenues	4	2
Commodity contracts	Cost of goods sold	5	13
Commodity contracts	Selling, general and administrative expenses	6	4
Other derivative instruments	Selling, general and administrative expenses	1	17
Other derivative instruments	Other income (loss) — net	6	8
Total		$(9)	$59

		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	July 3, 2015	June 27, 2014
Foreign currency contracts	Net operating revenues	$9	$(18)
Foreign currency contracts	Other income (loss) — net	(49)	23
Foreign currency contracts	Cost of goods sold	1	—
Commodity contracts	Net operating revenues	1	—
Commodity contracts	Cost of goods sold	(19)	35
Commodity contracts	Selling, general and administrative expenses	1	1
Other derivative instruments	Selling, general and administrative expenses	1	14
Other derivative instruments	Other income (loss) — net	(62)	8
Total		$(117)	$63

NOTE 6: DEBT AND BORROWING ARRANGEMENTS
During the six months ended July 3, 2015, the Company issued €8,500 million of long-term debt. The carrying value of this debt as of July 3, 2015 was $9,421 million. The general terms of the notes issued are as follows:

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
During the six months ended July 3, 2015, the Company retired $1,500 million of long-term debt upon maturity. The Company also extinguished $2,039 million of long-term debt prior to maturity, incurring associated charges of $320 million recorded in the line item interest expense in our condensed consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. The general terms of the notes that were extinguished are as follows:

•	$1,148 million total principal amount of notes due November 15, 2017, at a fixed interest rate of 5.35 percent; and

•	$891 million total principal amount of notes due March 15, 2019, at a fixed interest rate of 4.875 percent.
NOTE 7: COMMITMENTS AND CONTINGENCIES
Guarantees
As of July 3, 2015, we were contingently liable for guarantees of indebtedness owed by third parties of $557 million, of which $256 million related to variable interest entities. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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

Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $543 million and $530 million as of July 3, 2015 and December 31, 2014, respectively.
NOTE 8: COMPREHENSIVE INCOME
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended July 3, 2015
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$4,665	$12	$4,677
Other comprehensive income:
Net foreign currency translation adjustment	(2,272)	(6)	(2,278)
Net gain (loss) on derivatives[1]	301	—	301
Net unrealized gain (loss) on available-for-sale securities[2]	(1,093)	—	(1,093)
Net change in pension and other benefit liabilities	105	—	105
Total comprehensive income	$1,706	$6	$1,712
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
The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended July 3, 2015	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(946)	$154	$(792)
Reclassification adjustments recognized in net income	—	—	—
Net foreign currency translation adjustments	(946)	154	(792)
Derivatives:
Unrealized gains (losses) arising during the period	137	(52)	85
Reclassification adjustments recognized in net income	(191)	73	(118)
Net gain (loss) on derivatives[1]	(54)	21	(33)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(1,116)	236	(880)
Reclassification adjustments recognized in net income	(2)	—	(2)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(1,118)	236	(882)
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	8	1	9
Reclassification adjustments recognized in net income	48	(17)	31
Net change in pension and other benefit liabilities[3]	56	(16)	40
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(2,062)	$395	$(1,667)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Six Months Ended July 3, 2015	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(2,385)	$64	$(2,321)
Reclassification adjustments recognized in net income	63	(14)	49
Net foreign currency translation adjustments	(2,322)	50	(2,272)
Derivatives:
Unrealized gains (losses) arising during the period	806	(308)	498
Reclassification adjustments recognized in net income	(318)	121	(197)
Net gain (loss) on derivatives[1]	488	(187)	301
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(1,428)	356	(1,072)
Reclassification adjustments recognized in net income	(29)	8	(21)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(1,457)	364	(1,093)
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	60	(16)	44
Reclassification adjustments recognized in net income	95	(34)	61
Net change in pension and other benefit liabilities[3]	155	(50)	105
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(3,136)	$177	$(2,959)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended June 27, 2014	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$364	$(26)	$338
Reclassification adjustments recognized in net income	—	—	—
Net foreign currency translation adjustments	364	(26)	338
Derivatives:
Unrealized gains (losses) arising during the period	(102)	36	(66)
Reclassification adjustments recognized in net income	(25)	10	(15)
Net gain (loss) on derivatives[1]	(127)	46	(81)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	488	(150)	338
Reclassification adjustments recognized in net income	(4)	—	(4)
Net change in unrealized gain (loss) on available-for-sale securities[2]	484	(150)	334
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	11	(3)	8
Reclassification adjustments recognized in net income	15	(6)	9
Net change in pension and other benefit liabilities[3]	26	(9)	17
Other comprehensive income (loss) attributable to The Coca-Cola Company	$747	$(139)	$608

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Six Months Ended June 27, 2014	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(120)	$73	$(47)
Reclassification adjustments recognized in net income	—	—	—
Net foreign currency translation adjustments	(120)	73	(47)
Derivatives:
Unrealized gains (losses) arising during the period	(225)	84	(141)
Reclassification adjustments recognized in net income	(64)	25	(39)
Net gain (loss) on derivatives[1]	(289)	109	(180)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	968	(316)	652
Reclassification adjustments recognized in net income	(3)	—	(3)
Net change in unrealized gain (loss) on available-for-sale securities[2]	965	(316)	649
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	8	(2)	6
Reclassification adjustments recognized in net income	29	(11)	18
Net change in pension and other benefit liabilities[3]	37	(13)	24
Other comprehensive income (loss) attributable to The Coca-Cola Company	$593	$(147)	$446

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.
The following table presents the amounts and line items in our condensed consolidated statement of income where adjustments reclassified from AOCI into income were recorded during the three and six months ended July 3, 2015 (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended July 3, 2015	Six Months Ended July 3, 2015
Foreign currency translation adjustments:
Divestitures, deconsolidations and other	Other income (loss) — net	$—	$63
	Income before income taxes	—	63
	Income taxes	—	(14)
	Consolidated net income	$—	$49
Derivatives:
Foreign currency contracts	Net operating revenues	$(178)	$(298)
Foreign currency and commodity contracts	Cost of goods sold	(15)	(27)
Foreign currency contracts	Interest expense	2	4
Interest rate contracts	Interest expense	—	3
	Income before income taxes	(191)	(318)
	Income taxes	73	121
	Consolidated net income	$(118)	$(197)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$(2)	$(29)
	Income before income taxes	(2)	(29)
	Income taxes	—	8
	Consolidated net income	$(2)	$(21)
Pension and other benefit liabilities:
Amortization of net actuarial loss	*	$52	$104
Amortization of prior service cost (credit)	*	(4)	(9)
	Income before income taxes	48	95
	Income taxes	(17)	(34)
	Consolidated net income	$31	$61

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

NOTE 9: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2014	$30,561	$63,408	$(5,777)	$1,760	$13,154	$(42,225)	$241
Comprehensive income (loss)	1,712	4,665	(2,959)	—	—	—	6
Dividends paid/payable to shareowners of The Coca-Cola Company	(2,877)	(2,877)	—	—	—	—	—
Dividends paid to noncontrolling interests	(21)	—	—	—	—	—	(21)
Business combinations including purchase accounting adjustments	(3)	—	—	—	—	—	(3)
Purchases of treasury stock	(1,280)	—	—	—	—	(1,280)	—
Impact related to stock compensation plans	549	—	—	—	332	217	—
July 3, 2015	$28,641	$65,196	$(8,736)	$1,760	$13,486	$(43,288)	$223
NOTE 10: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended July 3, 2015, the Company recorded other operating charges of $669 million. These charges included $92 million due to the Company's productivity and reinvestment program and $94 million due to the integration of our German bottling and distribution operations. In addition, the Company recorded an impairment charge of $380 million primarily due to the discontinuation of energy products under one of the trademarks included in the glacéau portfolio as a result of the Monster Transaction. The remaining carrying value of this trademark as of July 3, 2015 was $2.6 billion, which is equal to its fair value. If the future operating results of this trademark do not support the current financial projections or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge related to this trademark. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 2 for additional information on the Monster Transaction. Refer to Note 15 for the impact these charges had on our operating segments.
During the six months ended July 3, 2015, the Company recorded other operating charges of $902 million. These charges consisted of $182 million due to the Company's productivity and reinvestment program and $129 million due to the integration of our German bottling and distribution operations. In addition, the Company recorded an impairment charge of $380 million primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction and incurred a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation. The Company also incurred a charge of $108 million due to the write-down of receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to changes in exchange rates as a result of the establishment of the new open market exchange system. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 2 for additional information on the Monster Transaction. Refer to Note 1 for additional information on the Venezuelan currency change. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended June 27, 2014, the Company incurred other operating charges of $201 million. These charges consisted of $89 million due to the Company's productivity and reinvestment program and $66 million due to the integration of our German bottling and distribution operations. The Company also recorded a loss of $25 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. In addition, a charge of $21 million was incurred due to the write-down of receivables from our bottling partner in Venezuela as a result of limited government-approved exchange rate conversion mechanisms. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 1 for additional information on the Venezuelan currency conversion mechanisms. Refer to Note 15 for the impact these charges had on our operating segments.
During the six months ended June 27, 2014, the Company incurred other operating charges of $329 million. These charges consisted of $175 million due to the Company's productivity and reinvestment program and $108 million due to the integration of our German bottling and distribution operations. The Company also recorded a loss of $25 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. In addition, a charge of $21 million was incurred due to the write-down of receivables from our bottling partner in Venezuela as a result of limited government-approved exchange rate conversion mechanisms. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 1 for additional information on the Venezuelan currency conversion mechanisms. Refer to Note 15 for the impact these charges had on our operating segments.
Other Nonoperating Items
Interest Expense
During the six months ended July 3, 2015, the Company recorded charges of $320 million due to the early extinguishment of certain long-term debt. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. Refer to Note 6 for additional information and Note 15 for the impact this charge had on our operating segments.
Equity Income (Loss) — Net
During the three and six months ended July 3, 2015, the Company recorded net charges of $9 million and $82 million, respectively. During the three and six months ended June 27, 2014, the Company recorded net charges of $6 million and $33 million, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to changes in the Venezuelan bolivar exchange rates. Refer to Note 15 for the impact these items had on our operating segments.
Other Income (Loss) — Net
During the three months ended July 3, 2015, the Company recorded a net gain of $1,402 million as a result of the Monster Transaction and charges of $12 million due to the refranchising of certain territories in North America. Additionally, the Company recognized a foreign currency exchange gain of $202 million associated with our euro-denominated debt. Refer to Note 2 for additional information on the Monster Transaction and North America refranchising. Refer to Note 15 for the impact these items had on our operating segments.
During the six months ended July 3, 2015, the Company recorded a net gain of $1,402 million as a result of the Monster Transaction and charges of $33 million due to the refranchising of certain territories in North America. In addition, the Company incurred charges of $19 million as a result of the remeasurement of our previously held equity interest in a South African bottler to fair value upon our acquisition of the bottling operations and $6 million as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest at an exercise price less than that of our carrying value. The Company recognized a foreign currency exchange gain of $282 million associated with our euro-denominated debt partially offset by a charge of $27 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. Refer to Note 2 for additional information related to the Monster Transaction and North America refranchising, the acquisition of the South African bottler and the sale of a portion of our interest in the Brazilian bottling entity. Refer to Note 1 for additional information related to the charge due to the remeasurement in Venezuela. Refer to Note 15 for the impact these items had on our operating segments.
During the three months ended June 27, 2014, the Company recorded a charge of $140 million primarily related to the refranchising of certain territories in North America. Refer to Note 2 for additional information related to this charge and Note 15 for the impact this charge had on our operating segments.
During the six months ended June 27, 2014, the Company recorded a charge of $140 million primarily related to the refranchising of certain territories in North America. The Company also incurred a charge of $226 million due to the expansion of the Venezuelan government's currency conversion markets. Refer to Note 2 for additional information related to the North America refranchising, Note 1 for additional information related to the change in Venezuelan exchange rates and Note 15 for the impact these charges had on our operating segments.
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
In October 2014, the Company announced that we are further expanding our productivity and reinvestment program and extending it through 2019. The expansion of the productivity initiatives will focus on four key areas: restructuring the Company's global supply chain, including manufacturing in North America; implementing zero-based work, an evolution of zero-based budget principles, across the organization; streamlining and simplifying the Company's operating model; and further driving increased discipline and efficiency in direct marketing investments.
The Company has incurred total pretax expenses of $1,547 million related to this program since it commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the table below are primarily related to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; losses on disposal of certain assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended July 3, 2015 (in millions):

	Accrued Balance April 3, 2015	Costs Incurred Three Months Ended July 3, 2015	Payments	Noncash and Exchange	Accrued Balance July 3, 2015
Severance pay and benefits	$184	$12	$(43)	$12	$165
Outside services	9	10	(13)	1	7
Other direct costs	13	70	(45)	(25)	13
Total	$206	$92	$(101)	$(12)	$185
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the six months ended July 3, 2015 (in millions):

	Accrued Balance December 31, 2014	Costs Incurred Six Months Ended July 3, 2015	Payments	Noncash and Exchange	Accrued Balance July 3, 2015
Severance pay and benefits	$260	$34	$(130)	$1	$165
Outside services	4	28	(26)	1	7
Other direct costs	21	120	(90)	(38)	13
Total	$285	$182	$(246)	$(36)	$185
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $94 million and $129 million related to this initiative during the three and six months ended July 3, 2015, and has incurred total pretax expenses of $964 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $127 million and $101 million accrued related to these integration costs as of July 3, 2015 and December 31, 2014, respectively. We are currently reviewing additional restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods.

NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Service cost	$66	$67	$7	$7
Interest cost	95	102	10	10
Expected return on plan assets	(176)	(180)	(3)	(3)
Amortization of prior service cost (credit)	—	—	(4)	(4)
Amortization of net actuarial loss	50	18	2	1
Net periodic benefit cost (credit)	$35	$7	$12	$11
Special termination benefits[1]	9	—	—	—
Settlement charge	—	2	—	—
Total cost (credit) recognized in statements of income	$44	$9	$12	$11

	Pension Benefits		Other Benefits
	Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Service cost	$133	$134	$14	$13
Interest cost	190	203	19	21
Expected return on plan assets	(353)	(358)	(6)	(6)
Amortization of prior service cost (credit)	—	(1)	(9)	(8)
Amortization of net actuarial loss	99	36	5	2
Net periodic benefit cost (credit)	$69	$14	$23	$22
Special termination benefits[1]	9	—	—	—
Settlement charge	—	2	—	—
Total cost (credit) recognized in statements of income	$78	$16	$23	$22
1 The special termination benefits were primarily related to the Company's productivity, restructuring and integration initiatives. Refer to Note 11 for additional information related to our productivity, restructuring and integration initiatives.
During the six months ended July 3, 2015, the Company contributed $81 million to our pension plans, and we anticipate making additional contributions of approximately $13 million during the remainder of 2015. The Company contributed $165 million to our pension plans during the six months ended June 27, 2014.
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
The Company recorded income tax expense of $1,250 million (28.7 percent effective tax rate) and $779 million (23.0 percent effective tax rate) during the three months ended July 3, 2015 and June 27, 2014, respectively. The Company recorded income tax expense of $1,665 million (26.3 percent effective tax rate) and $1,358 million (24.3 percent effective tax rate) during the six months ended July 3, 2015 and June 27, 2014, respectively.

The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Six Months Ended
	July 3, 2015		June 27, 2014		July 3, 2015		June 27, 2014
Productivity and reinvestment program	$(33)	[1]	$(34)	[8]	$(75)	[1]	$(66)	[8]
Other productivity, integration and restructuring initiatives	—	[2]	—	[9]	—	[2]	—	[9]
Transaction gains and losses	474	[3]	(51)	[10]	464	[4]	(51)	[10]
Certain tax matters	16	[5]	26	[11]	—	[5]	31	[11]
Other — net	(38)	[6]	3	[12]	(168)	[7]	8	[13]

[1]
Related to charges of $92 million and $182 million during the three and six months ended July 3, 2015, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[2]
Related to charges of $94 million and $129 million during the three and six months ended July 3, 2015, respectively. These charges were due to the integration of our German bottling and distribution operations. Refer to Note 10 and Note 11.

[3]
Related to a net gain of $1,007 million that primarily consisted of a $1,402 million net gain related to the Monster Transaction, partially offset by a $380 million charge due to the impairment of certain trademark assets and $12 million of charges due to the refranchising of certain territories in North America. Refer to Note 2 and Note 10.

[4]
Related to a net gain of $961 million that primarily consisted of a $1,402 million net gain related to the Monster Transaction, partially offset by a $380 million charge due to the impairment of certain trademark assets, $33 million of charges due to the refranchising of certain territories in North America, a $6 million additional charge related to the sale of a portion of our equity investment in a Brazilian bottling entity, and a $19 million charge related to the remeasurement of our equity interest in a South African bottler to fair value. Refer to Note 2 and Note 10.

[5]
Primarily related to the settlement of certain prior year audit matters and amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[6]
Related to charges of $110 million that primarily included a $100 million cash donation to The Coca-Cola Foundation and a $9 million charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

[7]
Related to charges of $638 million that primarily consisted of a $100 million cash donation to The Coca-Cola Foundation, $320 million associated with the early extinguishment of long-term debt, $27 million due to the remeasurement of the net monetary assets of our Venezeulan subsidiary into U.S. dollars using the SIMADI exchange rate, $108 million due to the write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark, and $82 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1, Note 6 and Note 10.

[8]
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

[10]	Related to a charge of $140 million during the three and six months ended June 27, 2014, which was primarily due to the refranchising of certain North America territories. Refer to Note 2.

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

[13]
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

Recurring Fair Value Measurements
In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are investments in equity and debt securities classified as trading or available-for-sale and derivative financial instruments. Additionally, the Company adjusts the fair value of certain long-term debt as a result of the Company's fair value hedging strategy.
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

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of July 3, 2015 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]		Fair Value Measurements
Assets:
Trading securities[2]	$229	$114	$3		$—		$346
Available-for-sale securities[2]	3,329	3,415	112	[3]	—		6,856
Derivatives[4]	38	1,600	—		(466)	[5]	1,172	[6]
Total assets	$3,596	$5,129	$115		$(466)		$8,374
Liabilities:
Derivatives[4]	$3	$476	$—		$(365)		$114	[6]
Total liabilities	$3	$476	$—		$(365)		$114
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
5 The Company is obligated to return $101 million in cash collateral it has netted against its net asset derivative position.

[6]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $263 million in the line item prepaid expenses and other assets; $909 million in the line item other assets; $18 million in the line item accounts payable and accrued expenses; and $96 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and six months ended July 3, 2015 and June 27, 2014.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended July 3, 2015 and June 27, 2014.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The gains or losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended			Six Months Ended
	July 3, 2015		June 27, 2014	July 3, 2015		June 27, 2014
Intangible assets	$(380)	[1]	$—	$(432)	[2]	$—
Investment in formerly unconsolidated subsidiary	—		—	(19)	[3]	—
Valuation of shares in equity method investee	—		—	(6)	[4]	—
Total	$(380)		$—	$(457)		$—

[1]
The Company recognized an impairment charge of $380 million primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. The loss was derived using a discounted cash flow analysis based on Level 3 inputs. Refer to Note 2 and Note 10.

[2]
The Company recognized a loss of $432 million, which included the $380 million impairment charge primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction and a $52 million impairment charge on a Venezuelan trademark. The charges were primarily determined by comparing the fair value of the assets to the current carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 1, Note 2 and Note 10.

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
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of July 3, 2015, the carrying amount and fair value of our long-term debt, including the current portion, were $28,008 million and $28,266 million, respectively. As of December 31, 2014, the carrying amount and fair value of our long-term debt, including the current portion, were $22,615 million and $23,411 million, respectively.

NOTE 15: OPERATING SEGMENTS
Information about our Company's operations as of and for the three months ended July 3, 2015 and June 27, 2014, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2015
Net operating revenues:
Third party	$651	$1,284	$955	$5,911	$1,413	$1,917	$25	$—	$12,156
Intersegment	7	151	18	6	188	13	—	(383)	—
Total net revenues	658	1,435	973	5,917	1,601	1,930	25	(383)	12,156
Operating income (loss)	275	836	525	887	761	31	(780)	—	2,535
Income (loss) before income taxes	287	843	526	874	766	231	834	—	4,361
Identifiable operating assets	1,332	3,282	2,190	33,657	1,880	6,910	28,514	—	77,765
Noncurrent investments	1,110	88	711	45	163	8,507	5,149	—	15,773
2014
Net operating revenues:
Third party	$732	$1,385	$1,105	$5,710	$1,550	$2,042	$50	$—	$12,574
Intersegment	—	184	13	7	173	18	—	(395)	—
Total net revenues	732	1,569	1,118	5,717	1,723	2,060	50	(395)	12,574
Operating income (loss)	290	892	633	827	846	38	(356)	—	3,170
Income (loss) before income taxes	313	904	636	682	851	254	(256)	—	3,384
Identifiable operating assets	1,411	4,014	2,871	34,426	2,117	7,119	29,073	—	81,031
Noncurrent investments	1,189	115	807	51	149	9,557	2,590	—	14,458
As of December 31, 2014
Identifiable operating assets	$1,298	$3,358	$2,426	$33,066	$1,793	$6,975	$29,482	$—	$78,398
Noncurrent investments	1,081	90	757	48	157	8,781	2,711	—	13,625
During the three months ended July 3, 2015, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $3 million for Eurasia and Africa, $3 million for Latin America, $79 million for North America, $2 million for Asia Pacific, $95 million for Bottling Investments and $4 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by a $380 million for Corporate due to an impairment charge primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. Refer to Note 2 and Note 10.

•	Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a cash donation to The Coca-Cola Foundation. Refer to Note 10.

•	Income (loss) before income taxes was increased by $1,402 million for Corporate as a result of the Monster Transaction. Refer to Note 2 and Note 10.

•	Income (loss) before income taxes was reduced by $12 million for North America due to the refranchising of certain territories in North America. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was reduced by $5 million for Europe and $4 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

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

•
Income (loss) before income taxes was reduced by $21 million for Corporate as a result of a write-down of receivables from our bottling partner in Venezuela due to limited government-approved exchange rate conversion mechanisms. Refer to Note 1 and Note 10.

•	Income (loss) before income taxes was reduced by $140 million for North America due to the refranchising of certain territories in North America. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was reduced by $6 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

Information about our Company's operations as of and for the six months ended July 3, 2015 and June 27, 2014, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2015
Net operating revenues:
Third party	$1,289	$2,352	$2,002	$11,008	$2,569	$3,582	$65	$—	$22,867
Intersegment	7	295	37	10	317	26	—	(692)	—
Total net revenues	1,296	2,647	2,039	11,018	2,886	3,608	65	(692)	22,867
Operating income (loss)	554	1,552	1,103	1,398	1,305	45	(1,126)	—	4,831
Income (loss) before income taxes	573	1,567	1,114	1,361	1,314	230	183	—	6,342
2014
Net operating revenues:
Third party	$1,390	$2,519	$2,199	$10,500	$2,760	$3,699	$83	$—	$23,150
Intersegment	—	343	30	10	278	34	—	(695)	—
Total net revenues	1,390	2,862	2,229	10,510	3,038	3,733	83	(695)	23,150
Operating income (loss)	593	1,611	1,301	1,255	1,403	12	(629)	—	5,546
Income (loss) before income taxes	621	1,635	1,303	1,107	1,411	276	(764)	—	5,589
During the six months ended July 3, 2015, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $15 million for Eurasia and Africa, $3 million for Latin America, $154 million for North America, $129 million for Bottling Investments and $24 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $11 million for Europe and $3 million for Asia Pacific due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by a $380 million for Corporate due to an impairment charge primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. Refer to Note 2 and Note 10.

•	Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a cash donation to The Coca-Cola Foundation. Refer to Note 10.

•	Income (loss) before income taxes was increased by $1,402 million for Corporate as a result of the Monster Transaction. Refer to Note 2 and Note 10.

•	Income (loss) before income taxes was reduced by $33 million for North America due to the refranchising of certain territories in North America. Refer to Note 2 and Note 10.

•	Income (loss) before income taxes was reduced by $320 million for Corporate due to charges the Company recognized on the early extinguishment of debt. Refer to Note 6 and Note 10.

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

•
Income (loss) before income taxes was reduced by $6 million for Europe and $76 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

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

•
Income (loss) before income taxes was reduced by $21 million for Bottling Investments and $247 million for Corporate due to the expansion of the Venezuelan government's currency conversion markets, including a write-down of receivables from our bottling partner in Venezuela as well as our proportionate share of the charge incurred by this bottler, an equity method investee. Refer to Note 1 and Note 10.

•	Income (loss) before income taxes was reduced by $140 million for North America due to the refranchising of certain territories in North America. Refer to Note 2 and Note 10.

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
The following table presents the difference between calculated fair values of the Company's equity method investments in publicly traded companies, based on quoted closing prices of publicly traded shares, and the Company's cost basis (in millions):

July 3, 2015	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$4,820	$2,040	$2,780
Monster Beverage Corporation	4,548	3,071	1,477
Coca-Cola HBC AG	1,739	1,192	547
Coca-Cola Amatil Limited	1,567	698	869
Coca-Cola İçecek A.Ş.	855	202	653
Coca-Cola East Japan Co., Ltd.	705	442	263
Embotelladora Andina S.A.	405	302	103
Coca-Cola Bottling Co. Consolidated	381	96	285
Corporación Lindley S.A.	174	94	80
Total	$15,194	$8,137	$7,057
As of July 3, 2015, gross unrealized gains and losses on available-for-sale securities were $486 million and $466 million, respectively. Included in the gross unrealized losses is $431 million related to our investment in Keurig Green Mountain, Inc. ("Keurig"). Based on the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuers; and our intent and ability to retain the investments for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value of these investments, including Keurig, was not other than temporary and therefore we did not record any impairment charges. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
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
During the six months ended July 3, 2015, the Company recorded an impairment charge of $380 million due to the discontinuation of the energy products in the glacéau portfolio as a result of the transaction with Monster Beverage Corporation ("Monster"), discussed further below, and an impairment charge of $52 million related to the impairment of a Venezuelan trademark. The Venezuelan trademark impairment was due to the Company's revised expectations regarding the convertibility of the local currency. These charges were recorded in our Corporate operating segment in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the respective carrying value. The Company did not record any significant impairment charges related to intangible assets during the three and six months ended June 27, 2014.
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
As of July 3, 2015, we did not have any reporting unit with a material amount of goodwill for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen or our current financial projections are not achieved, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. On June 7, 2007, our Company acquired Energy Brands Inc., also known as glacéau, for approximately $4.1 billion. The Company allocated $3.3 billion of the purchase price to various trademarks acquired in this business combination. On June 12, 2015, the Company closed a transaction with Monster. Under the terms of the transaction, the Company is required to discontinue selling energy products under one of the trademarks included in the glacéau portfolio. During the three months ended July 3, 2015, the Company recognized an impairment charge of $380 million, primarily as a result of discontinuing these products. This impairment charge was recorded in our Corporate segment in the line item other operating charges in our condensed consolidated statement of income. The total combined fair value of the various trademarks in the glacéau portfolio significantly exceeds the remaining combined carrying value as of July 3, 2015. However, the fair value of the individual trademark that was the subject of the impairment charge currently equals its carrying value. If the future operating results of this trademark do not support the current financial projections or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge related to this trademark. Management will continue to monitor the fair value of our intangible assets in future periods.

OPERATIONS REVIEW
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Our organizational structure as of July 3, 2015, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. For further information regarding our operating segments, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
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

In 2015, the Company closed a transaction with Monster, which has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Eurasia and Africa, Europe, Latin America, North America, Asia Pacific and Corporate operating segments. This transaction consisted of multiple elements including, but not limited to, the acquisition of Monster’s non-energy brands and the expansion of our distribution territories. These elements of the transaction impacted the Company’s unit case sales volume and concentrate sales volume and therefore, in addition to being included as a structural change, they are also considered acquired brands. See further discussion of this transaction in Note 2 of Notes to Condensed Consolidated Financial Statements.
Also during 2015, the Company acquired a South African bottler and sold a 10 percent interest in a Brazilian bottler. The impact of these changes, as applicable, has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments operating segment. Refer to the heading "Net Operating Revenues" below.
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
In 2014, the Company made a decision to change our process of buying and selling recyclable materials in North America. Also during 2014, the Company transitioned our Russian juice operations to an existing joint venture with an unconsolidated bottling partner and acquired a majority interest in bottling operations in Sri Lanka and Nepal. The impact of these changes is included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for our North America and Bottling Investments operating segments. Refer to the heading "Net Operating Revenues" below.
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

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2015 versus 2014
	Three Months Ended July 3, 2015			Six Months Ended July 3, 2015
	Unit Cases[1,2,3]	Concentrate Sales[4]		Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	2%	3%		1%	4%
Eurasia & Africa	4%	4%		3%	4%
Europe	1	2		—	3
Latin America	2	1		1	4
North America	2	2	[5]	1	4
Asia Pacific	3	7		3	5
Bottling Investments	7	N/A		5	N/A
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

[5]	After considering the impact of structural changes, North America concentrate sales volume grew 1 percent during the three months ended July 3, 2015.
Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is a measure of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Three Months Ended July 3, 2015 versus Three Months Ended June 27, 2014
In Eurasia and Africa, unit case volume increased 4 percent, reflecting 3 percent growth in sparkling beverages and 7 percent growth in still beverages. The group's sparkling beverage growth reflected 5 percent growth in Trademark Coca-Cola. Growth in still beverages was led by our performance in juices and juice drinks and packaged water. Eurasia and Africa benefited from unit case volume growth of 8 percent in the Turkey, Caucasus & Central Asia business unit and 7 percent unit case volume growth in the Central, East & West Africa business unit. The group's Middle East & North Africa business unit had unit case volume growth of 3 percent. The growth in these business units was partially offset by a 1 percent decline in unit cases in the Southern Africa business unit.
Unit case volume in Europe grew 1 percent. The group's unit case volume in still beverages increased 7 percent and sparkling beverage unit case volume was even. The group's volume in sparkling beverages included 3 percent growth in Trademark Fanta, offset by a decline of 1 percent in Trademark Coca-Cola. Growth in still beverages was driven by growth in packaged water and juices and juice drinks. In addition, unit case volume was impacted by the shift in timing of Easter holiday sales which unfavorably impacted the second quarter of 2015.
In Latin America, unit case volume increased 2 percent, reflecting even volume in sparkling beverages and still beverage volume growth of 5 percent. The growth in the group's still beverages was led by our performance in teas, juices and juice drinks and packaged water. The group reported volume growth of 7 percent in the South Latin business unit, reflecting 5 percent growth in sparkling beverages and double-digit growth in still beverages. The Latin Center business unit reported unit case growth of 4 percent led by 4 percent growth in Trademark Coca-Cola as well as growth in packaged water. Mexico unit case volume increased 1 percent reflecting both sparkling and still beverage growth of 1 percent. The growth in the South Latin, Latin Center and Mexico business units was partially offset by a unit case volume decline of 3 percent in the Brazil business unit.
Unit case volume in North America grew 2 percent, reflecting an increase in sparkling beverages of 1 percent and growth in still beverages of 4 percent. North America's volume growth in sparkling beverages included 8 percent growth in Trademark Fanta, offset by a 2 percent decline in Trademark Coca-Cola. The increase in still beverage volume reflected strong performance in packaged water and teas. The Monster transaction contributed 1 percent to the segment's unit case volume growth.
In Asia Pacific, unit case volume increased 3 percent. Sparkling beverages grew 1 percent, including 2 percent growth in Trademark Coca-Cola, 3 percent growth in Trademark Sprite and 4 percent growth in Trademark Fanta. The group's still beverage volume increased 5 percent, reflecting growth in packaged water and teas, partially offset by a decline in juices and juice drinks. Unit case volume in India declined 5 percent as a result of unseasonable weather. China reported unit case volume growth of 6 percent, led by growth in Trademark Coca-Cola as well as packaged water. Japan's unit case volume grew 1 percent, reflecting growth in teas and packaged water.
Unit case volume for Bottling Investments increased 7 percent. This increase primarily reflects the growth in China as well as 1 percent growth in Germany, partially offset by the volume decline in India. The Company's consolidated bottling operations accounted for 34 percent, 66 percent and 100 percent of the unit case volume in China, India and Germany, respectively.
Six Months Ended July 3, 2015 versus Six Months Ended June 27, 2014
Unit case volume in Eurasia and Africa increased 3 percent, which consisted of 3 percent growth in sparkling beverages and 5 percent growth in still beverages. The group's sparkling beverage growth included 4 percent growth in Trademark Coca-Cola, and the growth in still beverages was led by juices and juice drinks as well as packaged water. Eurasia and Africa benefited from unit case volume growth of 8 percent and 3 percent in the Central, East & West Africa and Middle East & North Africa business units, respectively, partially offset by a decline of 3 percent in the Russia, Ukraine & Belarus business unit.
In Europe, unit case volume was even, reflecting 5 percent growth in still beverages offset by a decrease of 1 percent in sparkling beverage volume. The growth in still beverages was led by the group's performance in juices and juice drinks and packaged water. The decline in sparkling beverages reflected a decline of 1 percent in Trademark Coca-Cola.
Unit case volume in Latin America grew 1 percent as a result of growth in still beverages of 3 percent and even sparkling beverage volume. The growth in still beverages was led by growth in packaged water, juices and juice drinks and teas. The Latin Center and South Latin business units both reported unit case volume growth of 4 percent. The Mexico business unit reported unit case volume growth of 1 percent, reflecting growth in Trademark Coca-Cola of 1 percent. The growth in the Latin Center, South Latin and Mexico business units was partially offset by unit case volume decline of 3 percent in the Brazil business unit.
In North America, unit case volume grew 1 percent, reflecting 3 percent growth in still beverages and even sparkling beverage volume. The still beverage growth in the group was led by 7 percent growth in packaged water and 5 percent growth in teas.
Unit case volume in Asia Pacific increased 3 percent, which consisted of 3 percent growth in sparkling and 2 percent growth in still beverage volume. The sparkling beverage growth was led by a 5 percent increase in both Trademark Sprite and Trademark Fanta and a 3 percent increase in Trademark Coca-Cola. Still beverage growth was led by growth in packaged water and teas of 9 percent and 5 percent, respectively. China's unit case volume grew 4 percent during the period, led by 11 percent growth in Trademark Coca-Cola and 5 percent growth in Trademark Sprite. India and Japan both reported even volume.
Unit case volume for Bottling Investments increased 5 percent. This increase primarily reflects the growth in China. Unit case volume in India and Germany was even. The Company's consolidated bottling operations accounted for 34 percent, 67 percent, and 100 percent of the unit case volume in China, India and Germany, respectively.
Concentrate Sales Volume
During the three months ended July 3, 2015, worldwide unit case volume grew 2 percent and concentrate sales volume grew 3 percent compared to the three months ended June 27, 2014. During the six months ended July 3, 2015, worldwide unit case volume grew 1 percent and concentrate sales volume grew 4 percent compared to the six months ended June 27, 2014. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the six months ended July 3, 2015, was primarily due to having six additional days during the first quarter of 2015 when compared to the first quarter of 2014. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in a reporting period. In addition, concentrate sales growth in Asia Pacific during the three months ended July 3, 2015 was higher than unit case sales growth primarily due to the timing of shipments during the three months ended June 27, 2014.

Net Operating Revenues
Three Months Ended July 3, 2015 versus Three Months Ended June 27, 2014
The Company's net operating revenues decreased $418 million.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2015 versus 2014
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	3%	—%	1%	(7)%	(3)%
Eurasia & Africa	4%	—%	(1)%	(13)%	(10)%
Europe	2	(1)	1	(11)	(9)
Latin America	1	—	10	(24)	(13)
North America	1	(1)	4	(1)	3
Asia Pacific	7	—	(6)	(8)	(7)
Bottling Investments	5	2	(3)	(10)	(6)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 1 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Latin America — favorable price mix in each of the segment's four business units and the impact of inflationary environments in several markets;

•	North America — favorably impacted as a result of price increases and package mix;

•	Asia Pacific — unfavorably impacted by channel and beverage category mix and pricing initiatives in certain markets; and

•	Bottling Investments — unfavorable price mix attributable to channel, product and package mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 7 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Six Months Ended July 3, 2015 versus Six Months Ended June 27, 2014
The Company's net operating revenues decreased $283 million.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2015 versus 2014
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	4%	—%	2%	(7)%	(1)%
Eurasia & Africa	4%	—%	1%	(12)%	(7)%
Europe	3	—	1	(12)	(8)
Latin America	4	—	7	(19)	(8)
North America	4	(1)	3	(1)	5
Asia Pacific	5	—	(2)	(8)	(5)
Bottling Investments	7	2	(3)	(9)	(3)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 2 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Latin America — favorable price mix in the majority of the segment's business units and the impact of inflationary environments in several markets;

•	North America — favorably impacted as a result of price increases and package mix;

•	Asia Pacific — unfavorably impacted by channel and beverage category mix, geographic mix and pricing initiatives in certain markets; and

•	Bottling Investments — unfavorable price mix attributable to channel, product and package mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 7 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; and foreign currency fluctuations. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have a 1 percent unfavorable impact on full year net operating revenues. Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on net operating revenues through the end of the year.

Gross Profit
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three and six months ended July 3, 2015, the Company recorded gains of $6 million and losses of $18 million, respectively, in the line item cost of goods sold in our condensed consolidated statements of income related to the changes in the fair value of these derivative instruments. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin decreased to 60.9 percent for the three months ended July 3, 2015, compared to 61.7 percent for the three months ended June 27, 2014. In addition, our gross profit margin decreased to 61.3 percent for the six months ended July 3, 2015, compared to 61.5 percent for the six months ended June 27, 2014. These decreases are primarily due to the impact of structural changes and the unfavorable impact of foreign currency exchange rate fluctuations, partially offset by slightly lower commodity costs. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Stock-based compensation expense	$57	$73	$117	$112
Advertising expenses	1,100	926	2,007	1,633
Selling and distribution expenses[1]	1,560	1,640	3,084	3,169
Other operating expenses	1,487	1,745	3,075	3,459
Total selling, general and administrative expenses	$4,204	$4,384	$8,283	$8,373
1 Includes operating expenses as well as general and administrative expenses related to our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the three and six months ended July 3, 2015, selling, general and administrative expenses decreased $180 million and $90 million, respectively, versus the prior year comparable periods. The increase in advertising expenses during the three and six months ended July 3, 2015 reflects the Company's increased investments to strengthen our brands, partially offset by foreign currency exchange impacts of 14 percent during both the three and six months ended July 3, 2015. The decrease in selling and distribution expenses during the three and six months ended July 3, 2015 reflects the impact of structural changes. During the three and six months ended July 3, 2015, fluctuations in foreign currency exchange rates decreased total selling, general and administrative expenses by 7 percent and 6 percent, respectively. Foreign currency exchange rate fluctuations have a more significant impact on both advertising and other operating expenses as compared to our selling and distribution expenses since they are generally transacted in local currency. Our selling and distribution expenses are primarily related to our Company-owned bottling operations, of which the majority of expenses are attributable to CCR and are primarily denominated in U.S. dollars. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes.
During the six months ended July 3, 2015, the Company contributed $81 million to our pension plans, and we anticipate making additional contributions of approximately $13 million to our pension plans during the remainder of 2015. Our full year pension expense is currently expected to increase by approximately $100 million compared to 2014. The anticipated increase is primarily due to a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation, unfavorable asset performance compared to our expected return during 2014 and the adoption of more conservative mortality assumptions for U.S. plans.
As of July 3, 2015, we had $419 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 2.1 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Eurasia & Africa	$3	$—	$15	$—
Europe	—	—	(11)	—
Latin America	3	—	36	—
North America	79	58	154	133
Asia Pacific	2	1	(2)	8
Bottling Investments	96	91	129	133
Corporate	486	51	581	55
Total other operating charges	$669	$201	$902	$329
During the three months ended July 3, 2015, the Company incurred other operating charges of $669 million, which included charges of $92 million due to the Company's productivity and reinvestment program and $94 million due to the integration of our German bottling and distribution operations. In addition, the Company recorded an impairment charge of $380 million primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster transaction. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and see below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster transaction. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
During the six months ended July 3, 2015, the Company incurred other operating charges of $902 million. These charges included $182 million due to the Company's productivity and reinvestment program and $129 million due to the integration of our German bottling and distribution operations. In addition, the Company recorded an impairment charge of $380 million primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster transaction and incurred a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation. The Company also incurred a charge of $108 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to changes in exchange rates as a result of the establishment of the new open market exchange system. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster transaction. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information on the Venezuelan currency change. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the three months ended June 27, 2014, the Company incurred other operating charges of $201 million, which included charges of $89 million due to the Company's productivity and reinvestment program and $66 million due to the integration of our German bottling and distribution operations. In addition, the Company incurred a charge of $25 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and a charge of $21 million due to the Company recording a write-down on receivables from our bottling partner in Venezuela due to limited government-approved exchange rate conversion mechanisms. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's restructuring of the Russian juice operations and the write-down of the Venezuela receivables. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the six months ended June 27, 2014, the Company incurred other operating charges of $329 million, which included charges of $175 million due to the Company's productivity and reinvestment program and $108 million primarily due to the Company's integration of our German bottling and distribution operations. In addition, the Company incurred a charge of $25 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and a charge of $21 million due to the Company recording a write-down on receivables from our bottling partner in Venezuela due to limited government-approved exchange rate conversion mechanisms. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's restructuring of the Russian juice operations and the write-down of the Venezuela receivables. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
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
In October 2014, the Company announced that we are further expanding our productivity and reinvestment program and extending it through 2019. The expansion of the productivity initiatives will focus on four key areas: restructuring the Company's global supply chain, including manufacturing in North America; implementing zero-based work, an evolution of zero-based budget principles, across the organization; streamlining and simplifying the Company's operating model; and further driving increased discipline and efficiency in direct marketing investments. The Company expects that the expanded productivity initiatives will generate an incremental $2 billion in annualized productivity. This productivity will enable the Company to fund marketing initiatives and innovation required to deliver sustainable net revenue growth and will also support margin expansion and increased returns on invested capital over time. We expect to achieve total annualized productivity of approximately $3.6 billion by 2019 from the initiatives implemented under this program since it began in 2012.
We have incurred total pretax expenses of $1,547 million since the initiative commenced in 2012. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began the integration of 18 German bottling and distribution operations acquired in 2007. Since the integration commenced, the Company has incurred total pretax expenses of $964 million primarily related to involuntary terminations. We are currently reviewing additional restructuring opportunities within the German bottling and distribution operations, including integration costs related to information technology and other initiatives. If implemented, these initiatives will result in additional charges in future periods. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.
Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Eurasia & Africa	10.8%	9.1%	11.5%	10.7%
Europe	33.0	28.1	32.1	29.0
Latin America	20.7	20.0	22.8	23.5
North America	35.0	26.1	29.0	22.6
Asia Pacific	30.0	26.7	27.0	25.3
Bottling Investments	1.3	1.2	0.9	0.2
Corporate	(30.8)	(11.2)	(23.3)	(11.3)
Total	100.0%	100.0%	100.0%	100.0%

Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Consolidated	20.9%	25.2%	21.1%	24.0%
Eurasia & Africa	42.1%	39.6%	43.0%	42.6%
Europe	65.2	64.4	66.0	64.0
Latin America	54.9	57.3	55.1	59.2
North America	15.0	14.5	12.7	12.0
Asia Pacific	53.8	54.6	50.8	50.8
Bottling Investments	1.6	1.8	1.3	0.3
Corporate	*	*	*	*

*	Calculation is not meaningful.
Three Months Ended July 3, 2015 versus Three Months Ended June 27, 2014
During the three months ended July 3, 2015, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 11 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Eurasia and Africa segment reported operating income of $275 million and $290 million for the three months ended July 3, 2015 and June 27, 2014, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange rates of 17 percent, partially offset by the favorable impact of higher concentrate sales.
Operating income for Europe for the three months ended July 3, 2015 and June 27, 2014, was $836 million and $892 million, respectively. The Europe segment was unfavorably impacted by foreign currency exchange rate fluctuations of 5 percent.
Latin America reported operating income of $525 million and $633 million for the three months ended July 3, 2015 and June 27, 2014, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 30 percent. The impact of these items was partially offset by favorable price mix.
Operating income for North America for the three months ended July 3, 2015 and June 27, 2014, was $887 million and $827 million, respectively. The increase in the segment's operating income was favorably impacted as a result of price increases and product and package mix, partially offset by an increase in other operating charges.
Asia Pacific's operating income for the three months ended July 3, 2015 and June 27, 2014, was $761 million and $846 million, respectively. Operating income for the segment reflects the unfavorable impact of foreign currency exchange rate fluctuations of 8 percent as well as unfavorable price mix.
Operating income for our Bottling Investments segment for the three months ended July 3, 2015 and June 27, 2014 was $31 million and $38 million, respectively. The decrease in operating income is due to an increase in other operating charges as well as unfavorable price mix attributable to channel, product and package mix.
The Corporate segment's operating loss for the three months ended July 3, 2015 and June 27, 2014, was $780 million and $356 million, respectively. Operating loss in 2015 was impacted by an impairment charge of $380 million primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster transaction and a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation.
Six Months Ended July 3, 2015 versus Six Months Ended June 27, 2014
During the six months ended July 3, 2015, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 10 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Operating income for the six months ended July 3, 2015, was favorably impacted by six additional days when compared to the six months ended June 27, 2014. This impact was disproportionately more favorable for our finished goods businesses, particularly in our North America and Bottling Investments operating segments.

The Company's Eurasia and Africa segment reported operating income of $554 million and $593 million for the six months ended July 3, 2015 and June 27, 2014, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange rates of 12 percent, partially offset by the favorable impact of higher concentrate sales.
Operating income for Europe for the six months ended July 3, 2015 and June 27, 2014, was $1,552 million and $1,611 million, respectively. The Europe segment was unfavorably impacted by foreign currency exchange rate fluctuations of 5 percent.
Latin America reported operating income of $1,103 million and $1,301 million for the six months ended July 3, 2015 and June 27, 2014, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 21 percent. Operating income was also unfavorably impacted by an increase in other operating charges. The impact of these items was partially offset by favorable price mix.
Operating income for North America for the six months ended July 3, 2015 and June 27, 2014, was $1,398 million and $1,255 million, respectively. The increase in the segment's operating income was favorably impacted as a result of price increases and product and package mix, partially offset by an increase in other operating charges.
Asia Pacific's operating income for the six months ended July 3, 2015 and June 27, 2014, was $1,305 million and $1,403 million, respectively. Operating income for the segment reflects the unfavorable impact of foreign currency exchange rate fluctuations of 8 percent as well as unfavorable price mix.
Operating income for our Bottling Investments segment for the six months ended July 3, 2015 and June 27, 2014 was $45 million and $12 million, respectively. Operating income was favorably impacted by structural changes and a decrease in other operating charges, partially offset by unfavorable price mix attributable to channel, product and package mix. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes.
The Corporate segment's operating loss for the six months ended July 3, 2015 and June 27, 2014, was $1,126 million and $629 million, respectively. Operating loss in 2015 was impacted by an impairment charge of $380 million primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster transaction, a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation and a $75 million charge due to an impairment of a Venezuelan trademark and a write-down the Company recorded on receivables from our bottling partner in Venezuela.
Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended July 3, 2015, interest income was $149 million, compared to $144 million during the three months ended June 27, 2014, an increase of $5 million. During the six months ended July 3, 2015, interest income was $304 million, compared to $267 million during the six months ended June 27, 2014, an increase of $37 million. These increases primarily reflect higher cash balances and higher average interest rates in certain of our international locations, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
Interest Expense
During the three months ended July 3, 2015, interest expense was $128 million, compared to $107 million during the three months ended June 27, 2014, an increase of $21 million. During the six months ended July 3, 2015, interest expense was $575 million, compared to $231 million during the six months ended June 27, 2014, an increase of $344 million. This increase during the six months ended July 3, 2015 is primarily due to charges of $320 million the Company recorded on the early extinguishment of certain long-term debt. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended July 3, 2015 versus Three Months Ended June 27, 2014
During the three months ended July 3, 2015, equity income was $200 million, compared to $254 million during the three months ended June 27, 2014, a decrease of $54 million.

The Company recorded net charges of $9 million and $6 million in the line item equity income (loss) — net during the three months ended July 3, 2015 and June 27, 2014, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees.
Six Months Ended July 3, 2015 versus Six Months Ended June 27, 2014
During the six months ended July 3, 2015, equity income was $202 million, compared to equity income of $325 million during the six months ended June 27, 2014, a decrease of $123 million.
The Company recorded net charges of $82 million and $33 million in the line item equity income (loss) — net during the six months ended July 3, 2015 and June 27, 2014, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to the remeasurement of its Venezuelan subsidiary's net monetary assets into U.S. dollars using the new open market exchange system rate. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation.
Other Income (Loss) — Net
Three Months Ended July 3, 2015 versus Three Months Ended June 27, 2014
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
During the three months ended July 3, 2015, other income (loss) — net was income of $1,605 million. This income included a net gain of $1,402 million as a result of our transaction with Monster, primarily due to the difference in the recorded carrying value of the assets transferred, including an allocated portion of goodwill, compared to the value of the total assets and business acquired. Other income (loss) — net also included net foreign currency exchange gains of $180 million, primarily as a result of remeasuring our euro-denominated debt. None of the other items included in other income (loss) — net during the three months ended July 3, 2015, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster transaction.
During the three months ended June 27, 2014, other income (loss) — net was a loss of $77 million. This loss included a $140 million charge the Company recorded primarily due to the refranchising of certain territories in North America. This charge was partially offset by net gains of $28 million related to trading securities and available-for-sale securities. None of the other items included in other income (loss) — net during the three months ended June 27, 2014, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising.
Six Months Ended July 3, 2015 versus Six Months Ended June 27, 2014
During the six months ended July 3, 2015, other income (loss) — net was income of $1,580 million. This income included a net gain of $1,402 million as a result of our transaction with Monster, primarily due to the difference in the recorded carrying value of the assets transferred, including an allocated portion of goodwill, compared to the value of the total assets and business acquired. Other income (loss) — net also included net foreign currency exchange gains of $199 million and dividend income of $56 million. This income was partially offset by charges of $33 million due to refranchising activities in North America and net losses of $30 million related to trading securities and available-for-sale securities. The net foreign currency exchange gains included a gain of $282 million associated with our euro-denominated debt partially offset by a charge of $27 million due to the initial remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. The Company determined that based on its economic circumstances, the SIMADI rate best represented the applicable rate at which future transactions could be settled, including the payment of dividends. As such, the Company remeasured the net assets related to its operations in Venezuela using the current SIMADI rate. None of the other items included in other income (loss) — net during the six months ended July 3, 2015, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster transaction and North America refranchising. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the charge due to the change in Venezuelan exchange rates.

During the six months ended June 27, 2014, other income (loss) — net was a loss of $318 million. This loss included net foreign currency exchange losses of $266 million and a charge of $140 million the Company recorded primarily due to refranchising activities in North America. The net foreign currency exchange losses were primarily related to a charge of $226 million due to the expansion of the Venezuelan government's currency conversion markets. These losses were partially offset by net gains of $30 million related to trading securities and available-for-sale securities. None of the other items included in other income (loss) — net during the six months ended June 27, 2014, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on the remeasurement of the Venezuelan currency.
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
The Company recorded income tax expense of $1,250 million (28.7 percent effective tax rate) and $779 million (23.0 percent effective tax rate) during the three months ended July 3, 2015 and June 27, 2014, respectively. The Company recorded income tax expense of $1,665 million (26.3 percent effective tax rate) and $1,358 million (24.3 percent effective tax rate) during the six months ended July 3, 2015 and June 27, 2014, respectively.
The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Six Months Ended
	July 3, 2015		June 27, 2014		July 3, 2015		June 27, 2014
Productivity and reinvestment program	$(33)	[1]	$(34)	[8]	$(75)	[1]	$(66)	[8]
Other productivity, integration and restructuring initiatives	—	[2]	—	[9]	—	[2]	—	[9]
Transaction gains and losses	474	[3]	(51)	[10]	464	[4]	(51)	[10]
Certain tax matters	16	[5]	26	[11]	—	[5]	31	[11]
Other — net	(38)	[6]	3	[12]	(168)	[7]	8	[13]

[1]
Related to charges of $92 million and $182 million during the three and six months ended July 3, 2015, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $94 million and $129 million during the three and six months ended July 3, 2015, respectively. These charges were due to the integration of our German bottling and distribution operations. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to a net gain of $1,007 million that primarily consisted of a $1,402 million net gain related to the Monster transaction, partially offset by a $380 million charge due to the impairment of certain trademark assets and $12 million of charges due to the refranchising of certain territories in North America. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to a net gain of $961 million that primarily consisted of a $1,402 million net gain related to the Monster transaction, partially offset by a $380 million charge due to the impairment of certain trademark assets, $33 million of charges due to the refranchising of certain territories in North America, a $6 million additional charge related to the sale of a portion of our equity investment in a Brazilian bottling entity, and a $19 million charge related to the remeasurement of our equity interest in a South African bottler to fair value. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[5]
Primarily related to the settlement of certain prior year audit matters and amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[6]
Related to charges of $110 million that primarily included a $100 million cash donation to The Coca-Cola Foundation and a $9 million charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[7]
Related to charges of $638 million that primarily consisted of a $100 million cash donation to The Coca-Cola Foundation, $320 million associated with the early extinguishment of long-term debt, $27 million due to the remeasurement of the net monetary assets of our Venezeulan subsidiary into U.S. dollars using the SIMADI exchange rate, $108 million due to the write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark, and $82 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1, Note 6 and Note 10 of Notes to Condensed Consolidated Financial Statements.

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

[10]
Related to a charge of $140 million during the three and six months ended June 27, 2014, which was primarily due to the refranchising of certain North America territories. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

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

[13]
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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations throughout the remainder of 2015. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $8,090 million in lines of credit available for general corporate purposes as of July 3, 2015. These backup lines of credit expire at various times between 2015 and 2019.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the six months ended July 3, 2015. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $18.5 billion as of July 3, 2015. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from these locations. The Company's subsidiaries in Argentina and Venezuela held $319 million and $13 million, respectively, of cash, cash equivalents, short-term investments and marketable securities as of July 3, 2015. See further discussion of the Venezuela markets in the "Foreign Exchange" section below.

Net operating revenues in the United States were $10.2 billion for the six months ended July 3, 2015, or 44 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of domestic debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended July 3, 2015 and June 27, 2014, was $5,118 million and $4,470 million, respectively, an increase of $648 million. This increase primarily reflects the efficient management of working capital and the impact of six additional days, partially offset by an unfavorable impact from currency exchange rates.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended July 3, 2015 and June 27, 2014, was $3,756 million and $3,128 million, respectively, an increase of $628 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the six months ended July 3, 2015, purchases of investments were $6,981 million and proceeds from disposals of investments were $6,316 million, resulting in a net cash outflow of $665 million. During the six months ended June 27, 2014, purchases of investments were $7,895 million and proceeds from disposals of investments were $6,192 million, resulting in a net cash outflow of $1,703 million. The purchases during the six months ended July 3, 2015 and June 27, 2014, include the Company's acquisition of shares in Keurig. The remaining activity primarily represents the purchases of and proceeds from short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on our investment in Keurig.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended July 3, 2015, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $2,284 million, which primarily included our equity investments in Monster and certain Indonesian bottling operations as well as our acquisition of bottling operations in South Africa. During the six months ended June 27, 2014, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $332 million, which primarily included a joint investment with one of our bottling partners in a dairy company in Ecuador, which is accounted for under the equity method of accounting. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the transactions during the six months ended July 3, 2015.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended July 3, 2015, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $413 million, which included cash received as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest. The proceeds from disposals of businesses, equity method investments and nonmarketable securities during the six months ended July 3, 2015 also included the proceeds from the sale of the Company's distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, to certain unconsolidated bottling partners as part of the North America refranchising. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on these transactions. During the six months ended June 27, 2014, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $45 million, which represented proceeds from the sale of the Company's distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, to certain unconsolidated bottling partners as part of the North America refranchising.

Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the six months ended July 3, 2015, were $1,081 million. The Company currently expects our 2015 full year capital expenditures to be approximately $2.5 billion to $3.0 billion, primarily in our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the six months ended June 27, 2014, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $896 million.
Other Investing Activities
During the six months ended July 3, 2015, cash used in other investing activities included a $530 million payment related to the Monster transaction, partially offset by the cash flow impact of the Company's derivative contracts designated as net investment hedges. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster transaction and Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's derivative contracts designated as net investment hedges.
Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances and share repurchases. Net cash used in financing activities during the six months ended July 3, 2015 totaled $1,130 million, and net cash provided by financing activities during the six months ended June 27, 2014, totaled $62 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the six months ended July 3, 2015, the Company had issuances of debt of $24,878 million, which included $15,716 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $9,162 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances.
The Company made payments of debt of $22,358 million during the six months ended July 3, 2015, which included $576 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, $17,971 million of payments related to commercial paper and short-term debt with maturities greater than 90 days, and payments of long-term debt of $3,811 million, which included the retirement of certain long-term debt.
During the six months ended July 3, 2015, the Company issued €8,500 million of long-term debt. The general terms of the notes issued are as follows:

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
During the six months ended July 3, 2015, the Company retired $1,500 million of long-term debt upon maturity. The Company also extinguished $2,039 million of long-term debt prior to maturity, incurring associated charges of $320 million recorded in the line item interest expense in our condensed consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. The general terms of the notes that were extinguished are as follows:

•	$1,148 million total principal amount of notes due November 15, 2017, at a fixed interest rate of 5.35 percent; and

•	$891 million total principal amount of notes due March 15, 2019, at a fixed interest rate of 4.875 percent.
As of July 3, 2015, the carrying value of the Company's long-term debt included $437 million of fair value adjustments related to the debt assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 20 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.

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
The Company made payments of debt of $18,122 million during the six months ended June 27, 2014, which included
$17,096 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,026 million, which included the retirement of $1,000 million of long-term debt upon maturity.
Issuances of Stock
During the six months ended July 3, 2015, the Company received cash proceeds from issuances of stock of $410 million, a decrease of $240 million when compared to cash proceeds of $650 million from stock issuances during the six months ended June 27, 2014. This decrease is primarily due to a reduction in the exercise of stock options from Company employees.
Share Repurchases
During the six months ended July 3, 2015, the Company repurchased 31.1 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $41.10 per share, for a total cost of $1,280 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $1,298 million during the six months ended July 3, 2015. The total cash outflow for treasury stock during the first six months of 2015 includes treasury stock that was purchased and settled during the six months ended July 3, 2015, as well as stock purchased in December 2014 that settled in early 2015; however, it does not include treasury stock that was purchased but did not settle during the six months ended July 3, 2015. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the six months ended July 3, 2015, resulted in a net cash outflow of $888 million. During 2015, the Company expects to purchase between $2.0 billion and $2.5 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.
During the six months ended June 27, 2014, the Company repurchased 47.2 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $39.79 per share, for a total cost of $1,878 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the six months ended June 27, 2014, was $1,953 million. The total cash outflow for treasury stock during the first six months of 2014 includes treasury stock that was purchased and settled during the six months ended June 27, 2014, as well as stock purchased in December 2013 that settled in early 2014; however, it does not include treasury stock that was purchased but did not settle during the six months ended June 27, 2014. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the six months ended June 27, 2014, resulted in a net cash outflow of $1,303 million.
Dividends
The Company paid dividends of $2,877 million and $1,342 million during the six months ended July 3, 2015 and June 27, 2014, respectively. As a result of timing, the Company only paid one quarter of dividends during the six months ended June 27, 2014.
Our Board of Directors approved the Company's regular quarterly dividend of $0.33 per share at its July 2015 meeting. This dividend is payable on October 1, 2015, to shareowners of record as of September 15, 2015.
Other Financing Activities
During the six months ended July 3, 2015, the Company's other financing activities included cash collateral collected from certain counterparties in connection with our derivative financial instruments. See Note 5 and Note 14 of Notes to Condensed Consolidated Financial Statements. During the six months ended June 27, 2014, the Company paid $503 million to purchase the remaining outstanding shares of our German bottling and distribution operations. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three months ended July 3, 2015, by 11 percent. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have an unfavorable impact on our results through the end of the year.
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
In February 2015, the Venezuelan government merged SICAD 1 and SICAD 2 into a single mechanism called SICAD and introduced a new open market exchange system, SIMADI. During the three months ended April 3, 2015, management determined that the SIMADI rate as of April 3, 2015 of 193 bolivars per U.S. dollar was the most appropriate legally available rate and remeasured the net monetary assets of our Venezuelan subsidiary, resulting in a charge of $27 million recorded in the line item other income (loss) — net in our condensed consolidated statement of income.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the six months ended July 3, 2015, as a result of the continued lack of liquidity and our revised assessment of our bottling partner's ability to convert Venezuelan bolivars into U.S. dollars to pay our concentrate and other receivables at exchange rates applicable at the time of the underlying transactions, we recorded a write-down of $56 million in the line item other operating charges in our condensed consolidated statement of income.
We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela. As a result of the Company's revised expectations regarding the convertibility of the local currency, we recognized an impairment charge of $52 million during the six months ended July 3, 2015, recorded in the line item other operating charges in our condensed consolidated statement of income.
As of July 3, 2015, the combined value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $84 million. Included in this combined value is $13 million of cash and cash equivalents. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion. If the bolivar devalues further, it would likely result in our Company recognizing additional foreign currency exchange losses, write-downs of receivables or impairment charges, and our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	July 3, 2015	December 31, 2014	Increase (Decrease)		Percent Change
Cash and cash equivalents	$8,805	$8,958	$(153)		(2)%
Short-term investments	8,709	9,052	(343)		(4)
Marketable securities	3,433	3,665	(232)		(6)
Trade accounts receivable — net	4,976	4,466	510		11
Inventories	3,224	3,100	124		4
Prepaid expenses and other assets	3,159	3,066	93		3
Assets held for sale	497	679	(182)		(27)
Equity method investments	12,771	9,947	2,824		28
Other investments	3,002	3,678	(676)		(18)
Other assets	4,517	4,407	110		2
Property, plant and equipment — net	14,365	14,633	(268)		(2)
Trademarks with indefinite lives	6,085	6,533	(448)		(7)
Bottlers' franchise rights with indefinite lives	7,313	6,689	624		9
Goodwill	11,706	12,100	(394)		(3)
Other intangible assets	976	1,050	(74)		(7)
Total assets	$93,538	$92,023	$1,515		2%
Accounts payable and accrued expenses	$9,997	$9,234	$763		8%
Loans and notes payable	16,306	19,130	(2,824)		(15)
Current maturities of long-term debt	2,031	3,552	(1,521)		(43)
Accrued income taxes	437	400	37		9
Liabilities held for sale	81	58	23		40
Long-term debt	25,977	19,063	6,914		36
Other liabilities	4,283	4,389	(106)		(2)
Deferred income taxes	5,785	5,636	149		3
Total liabilities	$64,897	$61,462	$3,435		6%
Net assets	$28,641	$30,561	$(1,920)	[1]	(6)%
1 Includes a decrease in net assets of $2,278 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•	Trade accounts receivable increased $510 million. This increase is due to an overall increase in the monthly net revenues compared to December 31, 2014.

•
Equity method investments increased $2,824 million primarily due to our investments in Monster and a bottling partner in Indonesia. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on these investments.

•
Other investments decreased $676 million, primarily due to the Company's investment in Keurig, which is accounted for as an available-for-sale security. Refer to the heading "Critical Accounting Policies and Estimates" above for additional information on this investment.

•
Bottlers' franchise rights with indefinite lives increased $624 million as a result of our expanded distribution agreements with Monster. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on this transaction.

•	Accounts payable and accrued expenses increased $763 million due to the extension of payment terms with certain suppliers primarily in North America and an increase in marketing accruals.

•
Loans and notes payable decreased $2,824 million and current maturities of long-term debt decreased $1,521 million, primarily due to the payments related to commercial paper and the retirement of $1,500 million of long-term debt during the six months ended July 3, 2015.

•
Long-term debt increased $6,914 million, primarily due to the issuances of the Company's euro-denominated debt, partially offset by the early extinguishment of debt during the six months ended July 3, 2015. Refer to the heading "Cash Flows from Financing Activities" above and Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 3, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended July 3, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended July 3, 2015, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
April 4, 2015 through May 1, 2015	2,672,949	$40.86	2,670,300	304,896,808
May 2, 2015 through May 29, 2015	5,176,378	$41.10	5,174,875	299,721,933
May 30, 2015 through July 3, 2015	7,336,862	$40.56	7,336,264	292,385,669
Total	15,186,189	$40.80	15,181,439
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below; and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 2,649 shares, 1,503 shares and 598 shares for the fiscal months of April, May and June 2015, respectively.
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

4.10	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.11	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.12	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.13	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.14	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.15	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.16	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.17	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.18	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.19	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.20	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 7, 2014.

4.21	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.22	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.23	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.24	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.25	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.26	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.27	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
10.1	Letter, dated April 29, 2015, from the Company to Irial Finan.
10.2	Letter, dated April 29, 2015, from the Company to Julie M. Hamilton.
10.3	Amendment Three to The Coca-Cola Company Supplemental Pension Plan dated June 15, 2015.
10.4	Amendment Two to The Coca-Cola Company Supplemental Cash Balance Plan dated June 15, 2015.
10.5	Amendment Four to the Coca-Cola Refreshments Supplemental Pension Plan dated June 15, 2015.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 3, 2015 and June 27, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2015 and June 27, 2014, (iii) Condensed Consolidated Balance Sheets as of July 3, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2015 and June 27, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ LARRY M. MARK
Date:	July 29, 2015	Larry M. Mark Vice President and Controller (As Principal Accounting Officer)

/s/ MARK RANDAZZA
Date:	July 29, 2015	Mark Randazza Vice President and Assistant Controller (On behalf of the Registrant)

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

4.10	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.11	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.12	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.13	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.14	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.15	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.16	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.17	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.18	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.19	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.

4.20	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 7, 2014.
4.21	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.22	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.23	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.24	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.25	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.26	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.27	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
10.1	Letter, dated April 29, 2015, from the Company to Irial Finan.
10.2	Letter, dated April 29, 2015, from the Company to Julie M. Hamilton.
10.3	Amendment Three to The Coca-Cola Company Supplemental Pension Plan dated June 15, 2015.
10.4	Amendment Two to The Coca-Cola Company Supplemental Cash Balance Plan dated June 15, 2015.
10.5	Amendment Four to the Coca-Cola Refreshments Supplemental Pension Plan dated June 15, 2015.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 3, 2015 and June 27, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2015 and June 27, 2014, (iii) Condensed Consolidated Balance Sheets as of July 3, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2015 and June 27, 2014, and (v) Notes to Condensed Consolidated Financial Statements.