Form 10-Q
period 2015-10-02
COCA COLA CO
filed 2015-10-28
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2015
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 26, 2015
$0.25 Par Value	4,348,985,156 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
NET OPERATING REVENUES	$11,427	$11,976	$34,294	$35,126
Cost of goods sold	4,577	4,630	13,428	13,532
GROSS PROFIT	6,850	7,346	20,866	21,594
Selling, general and administrative expenses	4,207	4,507	12,490	12,880
Other operating charges	264	128	1,166	457
OPERATING INCOME	2,379	2,711	7,210	8,257
Interest income	155	169	459	436
Interest expense	138	113	713	344
Equity income (loss) — net	200	205	402	530
Other income (loss) — net	(871)	(312)	709	(630)
INCOME BEFORE INCOME TAXES	1,725	2,660	8,067	8,249
Income taxes	272	538	1,937	1,896
CONSOLIDATED NET INCOME	1,453	2,122	6,130	6,353
Less: Net income attributable to noncontrolling interests	4	8	16	25
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,449	$2,114	$6,114	$6,328
BASIC NET INCOME PER SHARE[1]	$0.33	$0.48	$1.40	$1.44
DILUTED NET INCOME PER SHARE[1]	$0.33	$0.48	$1.39	$1.42
DIVIDENDS PER SHARE	$0.33	$0.305	$0.99	$0.915
AVERAGE SHARES OUTSTANDING	4,349	4,383	4,357	4,392
Effect of dilutive securities	50	62	53	62
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,399	4,445	4,410	4,454
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
CONSOLIDATED NET INCOME	$1,453	$2,122	$6,130	$6,353
Other comprehensive income:
Net foreign currency translation adjustment	(1,266)	(1,232)	(3,544)	(1,284)
Net gain (loss) on derivatives	(236)	278	65	98
Net unrealized gain (loss) on available-for-sale securities	(608)	74	(1,701)	723
Net change in pension and other benefit liabilities	24	24	129	48
TOTAL COMPREHENSIVE INCOME (LOSS)	(633)	1,266	1,079	5,938
Less: Comprehensive income (loss) attributable to noncontrolling interests	(5)	9	1	21
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$(628)	$1,257	$1,078	$5,917
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	October 2, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,983	$8,958
Short-term investments	9,177	9,052
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	19,160	18,010
Marketable securities	3,614	3,665
Trade accounts receivable, less allowances of $361 and $331, respectively	4,028	4,466
Inventories	2,910	3,100
Prepaid expenses and other assets	3,029	3,066
Assets held for sale	3,853	679
TOTAL CURRENT ASSETS	36,594	32,986
EQUITY METHOD INVESTMENTS	12,504	9,947
OTHER INVESTMENTS	2,430	3,678
OTHER ASSETS	4,446	4,407
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $10,020 and $10,625, respectively	12,615	14,633
TRADEMARKS WITH INDEFINITE LIVES	6,032	6,533
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	6,133	6,689
GOODWILL	11,357	12,100
OTHER INTANGIBLE ASSETS	897	1,050
TOTAL ASSETS	$93,008	$92,023
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,877	$9,234
Loans and notes payable	17,545	19,130
Current maturities of long-term debt	2,692	3,552
Accrued income taxes	383	400
Liabilities held for sale	1,048	58
TOTAL CURRENT LIABILITIES	31,545	32,374
LONG-TERM DEBT	25,949	19,063
OTHER LIABILITIES	4,194	4,389
DEFERRED INCOME TAXES	5,053	5,636
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	13,715	13,154
Reinvested earnings	65,209	63,408
Accumulated other comprehensive income (loss)	(10,813)	(5,777)
Treasury stock, at cost — 2,698 and 2,674 shares, respectively	(43,822)	(42,225)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	26,049	30,320
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	218	241
TOTAL EQUITY	26,267	30,561
TOTAL LIABILITIES AND EQUITY	$93,008	$92,023
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	October 2, 2015	September 26, 2014
OPERATING ACTIVITIES
Consolidated net income	$6,130	$6,353
Depreciation and amortization	1,443	1,477
Stock-based compensation expense	171	143
Deferred income taxes	212	(179)
Equity (income) loss — net of dividends	(150)	(259)
Foreign currency adjustments	(76)	305
Significant (gains) losses on sales of assets — net	(550)	410
Other operating charges	697	192
Other items	859	38
Net change in operating assets and liabilities	(346)	(501)
Net cash provided by operating activities	8,390	7,979
INVESTING ACTIVITIES
Purchases of investments	(12,006)	(14,098)
Proceeds from disposals of investments	10,403	9,558
Acquisitions of businesses, equity method investments and nonmarketable securities	(2,489)	(343)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	416	73
Purchases of property, plant and equipment	(1,670)	(1,618)
Proceeds from disposals of property, plant and equipment	50	150
Other investing activities	(117)	(280)
Net cash provided by (used in) investing activities	(5,413)	(6,558)
FINANCING ACTIVITIES
Issuances of debt	34,298	33,292
Payments of debt	(30,159)	(28,494)
Issuances of stock	732	1,058
Purchases of stock for treasury	(1,966)	(2,963)
Dividends	(4,313)	(2,680)
Other financing activities	230	(409)
Net cash provided by (used in) financing activities	(1,178)	(196)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(774)	(555)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	1,025	670
Balance at beginning of period	8,958	10,414
Balance at end of period	$9,983	$11,084
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 2, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2015 and 2014 ended on October 2, 2015 and September 26, 2014, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
Hyperinflationary Economies
A hyperinflationary economy is one that has cumulative inflation of 100 percent or more over a three-year period. In accordance with U.S. GAAP, local subsidiaries in hyperinflationary economies are required to use the U.S. dollar as their functional currency and remeasure the monetary assets and liabilities not denominated in U.S. dollars using the rate applicable to conversion of a currency for purposes of dividend remittances. All exchange gains and losses resulting from remeasurement are recognized currently in income.
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
We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela. As a result of the Company's revised expectations regarding the convertibility of the local currency, we recognized impairment charges of $3 million and $55 million during the three and nine months ended October 2, 2015, respectively, recorded in the line item other operating charges in our condensed consolidated statements of income.
During the three months ended October 2, 2015, the Company continued to use the SIMADI rate to remeasure the net monetary assets of our Venezuelan subsidiary. As of October 2, 2015, the combined value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $97 million. Included in this combined value is $14 million of cash and cash equivalents. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion. If the bolivar devalues further, it would likely result in our Company recognizing additional foreign currency exchange losses, write-downs of receivables or impairment charges, and our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Additionally, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, and affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted, including adoption during an interim period. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The Company does not believe that the adoption of ASU 2015-02 will have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the nine months ended October 2, 2015, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $2,489 million, which primarily related to our strategic partnership with Monster Beverage Corporation ("Monster") and an investment in a bottling partner in Indonesia that is accounted for under the equity method of accounting. The bottling partner in Indonesia is a subsidiary of Coca-Cola Amatil Limited, an equity method investee. We also acquired the remaining outstanding shares of a bottling partner in South Africa ("South African bottler"), which was previously accounted for as an equity method investment. We remeasured our previously held equity interest in the South African bottler to fair value upon the close of the transaction and recorded a loss on the remeasurement of $19 million during the nine months ended October 2, 2015. This bottler will be included in the Coca-Cola Beverages Africa Limited transaction discussed further below.
During the nine months ended September 26, 2014, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $343 million, which primarily included a joint investment with one of our bottling partners in a dairy company in Ecuador, which is accounted for under the equity method of accounting.
Monster Beverage Corporation
On August 14, 2014, the Company and Monster entered into definitive agreements for a long-term strategic relationship in the global energy drink category. The transaction contemplated under these agreements (the "Monster Transaction") closed on June 12, 2015. As a result of the Monster Transaction, (1) the Company purchased newly issued shares of Monster common stock representing approximately 16.7 percent of the outstanding shares of Monster common stock (after giving effect to the new issuance); (2) the Company sold its global energy drink business (including NOS, Full Throttle, Burn, Mother, Play and Power Play, and Relentless) to Monster, and the Company acquired Monster's non-energy drink business (including Hansen's Natural Sodas, Peace Tea, Hubert's Lemonade and Hansen's Juice Products); and (3) the parties amended their distribution coordination agreements to expand distribution of Monster products into additional territories pursuant to long-term agreements with the Company's existing network of Company-owned or -controlled bottling operations and distribution partners. The Coca-Cola system also became Monster's preferred global distribution partner. The Company made a net cash payment of $2,150 million to Monster, of which $125 million is being held in escrow, subject to release upon achievement of milestones relating to the transfer of Monster's domestic distribution rights to our distribution network.
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

In addition to our ownership interest in Monster's outstanding common stock, the Company is represented by two directors on Monster's 10 member Board of Directors. Based on our equity ownership percentage, the significance that our expanded distribution and coordination agreements have on Monster's operations, and our representation on Monster's Board of Directors, the Company is accounting for its interest in Monster as an equity method investment.
As a result of the Monster Transaction, the North America Coca-Cola system obtained the right to distribute Monster products in territories for which it was not previously the authorized distributor ("expanded territories"). These distribution rights are governed by an agreement with an initial term of 20 years, after which it will continue to remain in effect unless otherwise terminated by either party and there are no future costs of renewal. As such, these rights were determined to be indefinite-lived intangible assets and are classified in the line item bottlers' franchise rights with indefinite lives in our condensed consolidated balance sheet. Our consolidated organization responsible for our North America bottling operations and product supply chain functions for the North America market, called Coca-Cola Refreshments ("CCR"), is the distributor in the majority of the expanded territories. The remainder of the territories are serviced by independent bottling partners. Of the $1,035 million allocated to the expanded distribution rights, the Company derecognized $341 million related to the expanded territories serviced by the independent bottling partners. As consideration for these rights, the Company received an up-front payment of $28 million and we will receive a payment per case on all future sales made by these independent bottlers for the duration of the distribution agreements. As these payments are dependent on future sales, they are a form of contingent consideration. We elected to account for this consideration in the same manner as the contingent consideration to be received in the North America refranchising, discussed below. This resulted in a net loss of $313 million recorded in the line item other income (loss) — net in our condensed consolidated statement of income during the nine months ended October 2, 2015.
During the nine months ended October 2, 2015, the Company recognized a gain of $1,715 million on the sale of our global energy drink business, primarily due to the difference in the recorded carrying value of the assets transferred, including an allocated portion of goodwill, compared to the value of the total assets and business acquired. After considering the loss resulting from the derecognition of the expanded territory rights serviced by the independent bottling partners, the net gain recognized on the Monster Transaction was $1,402 million, which was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. Additionally, under the terms of the Monster Transaction, we are required to discontinue selling energy products under certain trademarks, including one trademark in the glacéau portfolio. The Company recognized an impairment charge of $380 million upon closing, primarily related to the discontinuation of the energy products in the glacéau portfolio, which was recorded in the line item other operating charges in our condensed consolidated statement of income.
During the nine months ended October 2, 2015, based on the relative fair values of the total assets and business acquired, $1,620 million of the $2,150 million cash payment made was classified in the line item acquisitions of businesses, equity method investments and nonmarketable securities in our condensed consolidated statement of cash flows. The remaining $530 million was classified in the line item other investing activities in our condensed consolidated statement of cash flows.
Keurig Green Mountain, Inc.
In February 2014, the Company and Green Mountain Coffee Roasters, Inc., now known as Keurig Green Mountain, Inc. ("Keurig"), entered into a 10-year global strategic agreement to collaborate on the development and introduction of the Company's global brand portfolio for use in the Keurig® KOLDTM at-home beverage system. Under the agreement, the companies will cooperate to bring the Keurig® KOLDTM beverage system to consumers around the world, and Keurig will be the Company's exclusive partner for the production and sale of our branded single-serve, pod-based cold beverages. Together we will also explore other future opportunities to collaborate on the Keurig® platform. In an effort to align long-term interests, we also entered into an agreement to purchase a 10 percent equity position in Keurig, and on February 27, 2014, the Company purchased the newly issued shares in Keurig for approximately $1,265 million, including transaction costs of $14 million. In May 2014, the Company purchased additional shares of Keurig in the market for $302 million, which represented an additional 2 percent equity position in Keurig.
Subsequent to these purchases, the Company entered into an agreement with Credit Suisse Capital LLC ("CS") to purchase additional shares of Keurig which would increase the Company's equity position to a 16 percent interest based on the total number of issued and outstanding shares of Keurig as of May 1, 2014. Under the agreement, the Company was to purchase from CS, on a date selected by CS no later than February 2015, the lesser of (1) 6.5 million shares of Keurig or (2) the number of shares that shall cause our ownership to equal 16 percent. The purchase price per share was the average of the daily volume-weighted average price per share from May 15, 2014, to the date selected by CS, as adjusted in certain circumstances specified in the agreement. CS had exclusive ownership and control over any such shares until delivered to the Company. In February 2015, the Company purchased 6.4 million shares from CS under this agreement for a total purchase price of $830 million. As this agreement qualified as a derivative, we recognized a loss of $58 million in the line item other income (loss) — net in the condensed consolidated statement of income during the nine months ended October 2, 2015. The Company recognized a cumulative loss of $47 million in the line item other income (loss) — net in the condensed consolidated statement of income over the term of the agreement.
We account for the investment in Keurig as an available-for-sale security, which is included in the line item other investments in our condensed consolidated balance sheet. The purchases of the shares were included in the line item purchases of investments in our condensed consolidated statement of cash flows, net of any related derivative impact. Refer to Note 3 for further discussion.

Coca-Cola Erfrischungsgetränke AG
In conjunction with the Company's acquisition of 18 German bottling operations in 2007, the former owners received put options to sell their respective shares in Coca-Cola Erfrischungsgetränke AG back to the Company. During the nine months ended September 26, 2014, the Company paid $503 million to purchase these shares, which was included in the line item other financing activities in our condensed consolidated statement of cash flows, and now owns 100 percent of the bottling operations in Germany.
Divestitures
During the nine months ended October 2, 2015, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $416 million, which included proceeds from the refranchising of certain of our territories in North America and proceeds from the sale of a 10 percent interest in a Brazilian bottling partner as a result of the majority owners exercising their right to acquire additional shares from us.
During the nine months ended September 26, 2014, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $73 million, which represented the proceeds from the refranchising of certain of our territories in North America.
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
Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories to the respective bottlers in exchange for cash. During the nine months ended October 2, 2015 and September 26, 2014, cash proceeds from these sales totaled $217 million and $68 million, respectively. Included in the cash proceeds for the nine months ended October 2, 2015 and September 26, 2014 was $51 million and $12 million, respectively, from Coca-Cola Bottling Co. Consolidated ("CCBCC"), an equity method investee. Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized losses of $794 million and $827 million during the three and nine months ended October 2, 2015, respectively. During the three and nine months ended September 26, 2014, the Company recognized losses of $270 million and $410 million, respectively. These losses primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale, and were included in the line item other income (loss) — net in our condensed consolidated statements of income. See further discussion of assets and liabilities held for sale below. We expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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

Brazilian Bottling Operations
In 2013, the Company deconsolidated its Brazilian bottling operations and combined them with an independent bottler in Brazil in exchange for cash and a 44 percent minority ownership interest in the newly combined entity. The owners of the majority interest have the option to acquire from us up to 24 percent of the new entity's outstanding shares at any time for a period of six years beginning December 31, 2013, based on an agreed-upon formula. In December 2014, the Company received notification that the owners of the majority interest had exercised their option to acquire from us a 10 percent interest in the entity's outstanding shares. During the year ended December 31, 2014, we recorded an estimated loss of $32 million as a result of the exercise price being lower than our carrying value. The transaction closed in January 2015, and the Company recorded an additional loss of $6 million during the nine months ended October 2, 2015, calculated based on the final option price. As a result of the transaction, the Company's ownership was reduced to 34 percent of the entity's outstanding shares. The owners of the majority interest have a remaining option to acquire from us an additional 14 percent interest of the entity's outstanding shares at any time through December 31, 2019, based on an agreed-upon formula.
Assets and Liabilities Held for Sale
North America Refranchising
As of October 2, 2015, the Company had entered into agreements to refranchise additional territories in North America. These territories met the criteria to be classified as held for sale, and we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company expects these transactions to close at various times between the fourth quarter of 2015 and the third quarter of 2016.
Coca-Cola European Partners
In August 2015, the Company entered into an agreement to merge our German bottling operations with Coca-Cola Enterprises, Inc. ("CCE") and Coca-Cola Iberian Partners SA ("CCIP") to create Coca-Cola European Partners ("CCEP"), the world's largest independent Coca-Cola bottler based on net revenues. At closing, the Company will own 18 percent of CCEP, which we anticipate accounting for as an equity method investment based on our equity ownership percentage, our representation on CCEP's Board of Directors and other governance rights. The Boards of Directors of the Company, CCE and CCIP have approved the transaction. The proposed merger is subject to approval by CCE's shareowners, receipt of regulatory clearances and other customary conditions. The merger is expected to close in the second quarter of 2016. As a result of this agreement, our German bottling operations met the criteria to be classified as held for sale as of October 2, 2015, and therefore we were required to present the related assets and liabilities as separate line items in our consolidated balance sheet. As we anticipate recognizing a gain upon the close of this transaction, no write-down to fair value was required.
Coca-Cola Beverages Africa Limited
In November 2014, the Company, SAB Miller plc, and Gutsche Family Investments announced an agreement to combine the bottling operations of their nonalcoholic ready-to-drink beverage businesses in Southern and East Africa. Upon completion of the proposed merger, the Company will have an ownership of 11 percent in the bottler, which will be called Coca-Cola Beverages Africa Limited. The Company will also acquire or license several brands in exchange for cash as a result of the transaction. As of October 2, 2015, our South African bottling operations, including the newly acquired South African bottler, and a related equity method investment met the criteria to be classified as held for sale, but we were not required to record these assets and liabilities at fair value less any costs to sell because their fair value exceeded our carrying value. The Company expects the transaction to close in the first quarter of 2016, subject to regulatory approval. Based on the proposed governance structure, the Company expects to account for its resulting interest in the new entity as an equity method investment.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheets (in millions):

	October 2, 2015		December 31, 2014
Cash, cash equivalents and short-term investments	$157		$30
Trade accounts receivable, less allowances	445		100
Inventories	298		54
Prepaid expenses and other assets	82		7
Equity method investments	96		141
Other assets	29		3
Property, plant and equipment — net	1,871		303
Trademarks with indefinite lives	—		43
Bottlers' franchise rights with indefinite lives	1,177		410
Goodwill	373		46
Other intangible assets	124		36
Allowance for reduction of assets held for sale	(799)		(494)
Total assets	$3,853	[1]	$679	[3]
Accounts payable and accrued expenses	$670		$48
Accrued income taxes	1		—
Long-term debt	40		—
Other liabilities	101		6
Deferred income taxes	236		4
Total liabilities	$1,048	[2]	$58	[4]
1 Consists of total assets relating to CCEP of $2,932 million, North America refranchising of $471 million, Coca-Cola Beverages Africa Limited of $408 million and other assets held for sale of $42 million, which are included in the Europe, North America, Eurasia and Africa, Bottling Investments and Corporate operating segments.

[2]
Consists of total liabilities relating to CCEP of $869 million, North America refranchising of $97 million and Coca-Cola Beverages Africa Limited of $82 million, which are included in the Europe, North America, Eurasia and Africa, and Bottling Investments operating segments.

3 Consists of total assets relating to North America refranchising of $223 million, Coca-Cola Beverages Africa Limited of $333 million, the Monster Transaction of $43 million, and other assets held for sale of $80 million, which are included in the North America, Eurasia and Africa, Bottling Investments and Corporate operating segments.

[4]
Consists of total liabilities relating to North America refranchising of $22 million and Coca-Cola Beverages Africa Limited of $36 million, which are included in the North America, Eurasia and Africa, and Bottling Investments operating segments.

We determined that the operations included in the table above did not meet the criteria to be classified as discontinued operations under the applicable guidance.

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
Trading Securities
As of October 2, 2015 and December 31, 2014, our trading securities had a fair value of $319 million and $409 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $14 million and $40 million as of October 2, 2015 and December 31, 2014, respectively.
The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	October 2, 2015	December 31, 2014
Marketable securities	$227	$315
Other assets	92	94
Total trading securities	$319	$409
Available-for-Sale and Held-to-Maturity Securities
As of October 2, 2015 and December 31, 2014, the Company did not have any held-to-maturity securities. As of October 2, 2015, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$3,586	$363	$(1,028)	$2,921
Debt securities	3,615	70	(20)	3,665
Total available-for-sale securities	$7,201	$433	$(1,048)	$6,586
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2014, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses		Fair Value
Available-for-sale securities:[1]
Equity securities	$2,687	$1,463	$(29)		$4,121
Debt securities	3,796	68	(106)	[2]	3,758
Total available-for-sale securities	$6,483	$1,531	$(135)		$7,879
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

Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
Included in the gross unrealized losses on available-for-sale securities as of October 2, 2015 is $966 million related to our investment in Keurig. Our investment in Keurig has been in a continuous unrealized loss position since July 3, 2015.
In February 2014, we entered into a 10-year global strategic agreement with Keurig to collaborate on the development and introduction of our global brand portfolio for use in the Keurig® KOLD™ at-home beverage system. Under the terms of the agreement, the companies will cooperate to bring the Keurig® KOLD™ beverage system to consumers around the world, and Keurig will be the Company's exclusive partner for the production and sale of our branded single-serve, pod-based cold beverages. Together we will also explore future opportunities to collaborate on the Keurig® platform. In an effort to align our long-term interests, we acquired a 16 percent equity position in Keurig. Under our agreement with Keurig, we are not permitted to dispose of our Keurig shares before the end of February 2017. As of October 2, 2015, the cost basis of our equity position in Keurig was $2,354 million.
In reaching our conclusion that the decline in fair value of our investment in Keurig was not other than temporary, we considered several factors. Our investment in Keurig has only been in a continuous unrealized loss position since July 3, 2015, a relatively short period of time. Keurig’s stock price over the last several years has been volatile and Keurig's brewer sales are seasonal, with sales heavily weighted to the holiday season. Keurig has significant growth potential in new markets, including the launch of the new Keurig® KOLD™ home beverage system. We also considered Keurig's recently announced $300 million multi-year productivity initiative and incremental $1 billion share repurchase authorization and noted that Keurig's current valuation is at the low end of comparable company multiples.
Keurig has stated that a primary factor impacting its 2015 operating results was lower than expected brewer sales during the 2014 holiday season, and the impact of that on subsequent pod sales. The lower than expected 2014 holiday brewer sales resulted in part from consumer confusion over the pod compatibility with the new 2.0 brewing system and from the recall of Keurig® MINI Plus brewers. The holiday season historically represents about half of full year Keurig brewer unit sales at retail. Pod sales during the year following each holiday season are highly correlated to the household penetration of brewers. In Keurig's business model, substantially all of the profit is derived from the sale of pods rather than the sale of brewers. Therefore, the weaker than expected 2014 holiday season brewer sales resulted in lower than expected pod sales volume throughout 2015. Keurig has disclosed that it is addressing the issues that caused the weaker than expected 2014 holiday season brewer unit sales and anticipates better 2015 brewer unit sales. Assuming the historical correlation between pod sales and household penetration continues into future periods, higher unit sales of brewers at retail in the 2015 holiday season should result in increased pod sales in 2016. Considering the short duration of the continuous unrealized loss, we believe results of the 2015 holiday season will provide additional insight to determine if the impairment is other than temporary.
We also considered the views of the industry analysts who cover Keurig. While the current average 12-month price targets of these analysts do not project a stock price appreciation sufficient to recover our unrealized loss, several of these analysts note that the results of the next several quarters will provide insight into whether or not the prior year Keurig hot system issues are systemic as well as an early view of consumer adoption of Keurig® KOLD™.
As noted above, we are contractually obligated to hold our shares at least through February 2017. We entered into a 10-year global strategic agreement with Keurig, and we believe owning a significant equity interest in Keurig assists in keeping our long-term interests aligned.
We will continue to monitor our investments and evaluate whether any impairments are other than temporary.
The sale and/or maturity of available-for-sale securities resulted in the following realized activity (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Gross gains	$44	$9	$85	$25
Gross losses	(15)	(3)	(27)	(16)
Proceeds	1,016	1,260	3,320	3,442

The Company uses two of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of October 2, 2015 and December 31, 2014, the Company's available-for-sale securities included solvency capital funds of $795 million and $836 million, respectively.
The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	October 2, 2015	December 31, 2014
Cash and cash equivalents	$45	$43
Marketable securities	3,387	3,350
Other investments	2,239	3,512
Other assets	915	974
Total available-for-sale securities	$6,586	$7,879
The contractual maturities of these available-for-sale securities as of October 2, 2015 were as follows (in millions):

	Cost	Fair Value
Within 1 year	$1,516	$1,516
After 1 year through 5 years	1,694	1,721
After 5 years through 10 years	117	129
After 10 years	288	299
Equity securities	3,586	2,921
Total available-for-sale securities	$7,201	$6,586
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of October 2, 2015 and December 31, 2014. Our cost method investments had a carrying value of $191 million and $166 million as of October 2, 2015 and December 31, 2014, respectively.
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

	October 2, 2015	December 31, 2014
Raw materials and packaging	$1,505	$1,615
Finished goods	1,095	1,134
Other	310	351
Total inventories	$2,910	$3,100

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
The Company uses various types of derivative instruments including, but not limited to, forward contracts, commodity futures contracts, option contracts, collars and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date, and at a predetermined rate or price. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency or commodity at a predetermined rate or price during a period or at a time in the future. A collar is a strategy that uses a combination of options to limit the range of possible positive or negative returns on an underlying asset or liability to a specific range, or to protect expected future cash flows. To do this, an investor simultaneously buys a put option and sells (writes) a call option, or alternatively buys a call option and sells (writes) a put option. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative financial instruments for trading purposes. The Company may also designate certain non-derivative instruments, such as our foreign-denominated debt, in hedging relationships.
All derivative instruments are carried at fair value in our condensed consolidated balance sheets in the following line items, as applicable: prepaid expenses and other assets; other assets; accounts payable and accrued expenses; and other liabilities. The carrying values of the derivative instruments reflect the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.
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

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	October 2, 2015	December 31, 2014
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$644	$923
Foreign currency contracts	Other assets	443	346
Interest rate contracts	Prepaid expenses and other assets	24	14
Interest rate contracts	Other assets	88	146
Total assets		$1,199	$1,429
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$29	$24
Foreign currency contracts	Other liabilities	44	249
Commodity contracts	Accounts payable and accrued expenses	1	1
Interest rate contracts	Accounts payable and accrued expenses	14	11
Interest rate contracts	Other liabilities	263	35
Total liabilities		$351	$320
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
2 Refer to Note 14 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	October 2, 2015	December 31, 2014
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$59	$44
Foreign currency contracts	Other assets	239	231
Commodity contracts	Prepaid expenses and other assets	7	9
Commodity contracts	Other assets	1	1
Other derivative instruments	Prepaid expenses and other assets	2	14
Other derivative instruments	Other assets	—	2
Total assets		$308	$301
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$20	$33
Foreign currency contracts	Other liabilities	2	21
Commodity contracts	Accounts payable and accrued expenses	153	156
Commodity contracts	Other liabilities	31	17
Interest rate contracts	Other liabilities	2	2
Other derivative instruments	Accounts payable and accrued expenses	27	11
Other derivative instruments	Other liabilities	20	—
Total liabilities		$255	$240
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

Credit Risk Associated with Derivatives
We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures regularly and review any downgrade in credit rating immediately. If a downgrade in the credit rating of a counterparty were to occur, we have provisions requiring cash collateral in for substantially all of our transactions. To mitigate presettlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. In addition, the Company's master netting agreements reduce credit risk by permitting the Company to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of counterparty default to be minimal.
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $11,715 million and $13,224 million as of October 2, 2015 and December 31, 2014, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt due to changes in foreign currency exchange rates.  For this hedging program, the Company records the change in carrying value of the foreign currency denominated debt due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. These swaps had a notional amount of $2,590 million as of December 31, 2014. During the nine months ended October 2, 2015, the Company discontinued the cash flow hedge relationships related to these swaps. Upon discontinuance, the Company recognized a loss of $92 million in other comprehensive income, which will be reclassified from AOCI into interest expense over the remaining life of the debt, a weighted-average period of approximately 10 years. The Company did not discontinue any cash flow hedging relationships during the nine months ended September 26, 2014. During the nine months ended October 2, 2015, the Company entered into new cross-currency swaps, which had a notional value of $566 million as of October 2, 2015.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for the Company's commodity cash flow hedging program were $6 million and $9 million as of October 2, 2015 and December 31, 2014, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $4,829 million and $4,328 million as of October 2, 2015 and December 31, 2014, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended October 2, 2015 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$1	Net operating revenues	$170	$—	[2]
Foreign currency contracts	22	Cost of goods sold	16	—	[2]
Foreign currency contracts	—	Interest expense	(3)	—
Interest rate contracts	(223)	Interest expense	1	(3)
Commodity contracts	(1)	Cost of goods sold	(1)	—
Total	$(201)		$183	$(3)
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the nine months ended October 2, 2015 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$727	Net operating revenues	$468	$—	[2]
Foreign currency contracts	52	Cost of goods sold	44	—	[2]
Foreign currency contracts	18	Interest expense	(7)	—
Interest rate contracts	(187)	Interest expense	(2)	(3)
Commodity contracts	(2)	Cost of goods sold	(2)	—
Total	$608		$501	$(3)
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
As of October 2, 2015, the Company estimates that it will reclassify into earnings during the next 12 months $618 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of October 2, 2015, such adjustments had cumulatively increased the carrying value of our long-term debt by $20 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the par value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $9,147 million and $6,600 million as of October 2, 2015 and December 31, 2014, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $1,479 million and $1,358 million as of October 2, 2015 and December 31, 2014, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended October 2, 2015 and September 26, 2014 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income [1]
		Three Months Ended
		October 2, 2015	September 26, 2014
Interest rate contracts	Interest expense	$151	$(36)
Fixed-rate debt	Interest expense	(152)	44
Net impact to interest expense		$(1)	$8
Foreign currency contracts	Other income (loss) — net	$82	$12
Available-for-sale securities	Other income (loss) — net	(87)	(18)
Net impact to other income (loss) — net		$(5)	$(6)
Net impact of fair value hedging instruments		$(6)	$2
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the nine months ended October 2, 2015 and September 26, 2014 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income [1]
		Nine Months Ended
		October 2, 2015	September 26, 2014
Interest rate contracts	Interest expense	$(71)	$(10)
Fixed-rate debt	Interest expense	79	29
Net impact to interest expense		$8	$19
Foreign currency contracts	Other income (loss) — net	$217	$(7)
Available-for-sale securities	Other income (loss) — net	(231)	(10)
Net impact to other income (loss) — net		$(14)	$(17)
Net impact of fair value hedging instruments		$(6)	$2
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and non-derivative financial instruments to protect the value of our investments in a number of foreign subsidiaries. During the nine months ended October 2, 2015, the Company designated a portion of its euro-denominated debt as a hedge of a net investment in our European operations. The change in the carrying value of the designated portion of the euro-denominated debt due to changes in exchange rates is recorded in net foreign currency translation adjustment, a component of AOCI. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation adjustment, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Nine Months Ended
	October 2, 2015	December 31, 2014	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Foreign currency contracts	$1,657	$2,047	$274	$134	$680	$(8)
Foreign currency denominated debt	11,420	—	(104)	—	(386)	—
Total	$13,077	$2,047	$170	$134	$294	$(8)
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI into earnings during the three and nine months ended October 2, 2015 and September 26, 2014. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended October 2, 2015 and September 26, 2014. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statements of cash flows.
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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,228 million and $4,334 million as of October 2, 2015 and December 31, 2014, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $1,212 million and $816 million as of October 2, 2015 and December 31, 2014, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	October 2, 2015	September 26, 2014
Foreign currency contracts	Net operating revenues	$34	$6
Foreign currency contracts	Other income (loss) — net	(26)	(70)
Foreign currency contracts	Cost of goods sold	2	—
Commodity contracts	Net operating revenues	(9)	(9)
Commodity contracts	Cost of goods sold	(133)	25
Commodity contracts	Selling, general and administrative expenses	(14)	(15)
Other derivative instruments	Selling, general and administrative expenses	(12)	3
Other derivative instruments	Other income (loss) — net	(24)	18
Total		$(182)	$(42)

		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	October 2, 2015	September 26, 2014
Foreign currency contracts	Net operating revenues	$43	$(12)
Foreign currency contracts	Other income (loss) — net	(75)	(47)
Foreign currency contracts	Cost of goods sold	3	—
Commodity contracts	Net operating revenues	(8)	(9)
Commodity contracts	Cost of goods sold	(152)	60
Commodity contracts	Selling, general and administrative expenses	(13)	(14)
Other derivative instruments	Selling, general and administrative expenses	(11)	17
Other derivative instruments	Other income (loss) — net	(86)	26
Total		$(299)	$21

NOTE 6: DEBT AND BORROWING ARRANGEMENTS
During the nine months ended October 2, 2015, the Company issued SFr1,325 million and €8,500 million of long-term debt. The carrying value of this debt as of October 2, 2015 was $10,887 million. The general terms of the notes issued are as follows:

•	SFr200 million total principal amount of notes due October 2, 2017, at a fixed interest rate of 0.00 percent;

•	SFr550 million total principal amount of notes due December 22, 2022, at a fixed interest rate of 0.25 percent;

•	SFr575 million total principal amount of notes due October 2, 2028, at a fixed interest rate of 1.00 percent;

•	€2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.15 percent;

•	€2,000 million total principal amount of notes due September 9, 2019, at a variable interest rate equal to the three-month EURIBOR plus 0.23 percent;

•	€1,500 million total principal amount of notes due March 9, 2023, at a fixed interest rate of 0.75 percent;

•	€1,500 million total principal amount of notes due March 9, 2027, at a fixed interest rate of 1.125 percent; and

•	€1,500 million total principal amount of notes due March 9, 2035, at a fixed interest rate of 1.625 percent.
During the nine months ended October 2, 2015, the Company retired $2,500 million of long-term debt upon maturity. The Company also extinguished $2,039 million of long-term debt prior to maturity, incurring associated charges of $320 million recorded in the line item interest expense in our condensed consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. The general terms of the notes that were extinguished are as follows:

•	$1,148 million total principal amount of notes due November 15, 2017, at a fixed interest rate of 5.35 percent; and

•	$891 million total principal amount of notes due March 15, 2019, at a fixed interest rate of 4.875 percent.
NOTE 7: COMMITMENTS AND CONTINGENCIES
Guarantees
As of October 2, 2015, we were contingently liable for guarantees of indebtedness owed by third parties of $502 million, of which $240 million related to variable interest entities. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
On September 17, 2015, the Company received a Statutory Notice of Deficiency ("Notice") from the Internal Revenue Service ("IRS") for the tax years 2007 through 2009, after a five-year audit. In the Notice, the IRS claims that the Company's United States taxable income should be increased by an amount that creates a potential additional federal income tax liability of approximately $3.3 billion for the period, plus interest. No penalties were asserted. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing and promotion of products in overseas markets.
The Company has followed the same transfer pricing methodology for these licenses since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provides prospective penalty protection as long as the Company follows the prescribed methodology, and the Company has continued to abide by its terms for all subsequent years. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
The IRS provided the Company no economist's report or other detailed explanation for the asserted adjustments until approximately two weeks before the issuance of the Notice. The Company has also been notified by the IRS that this matter has been designated for litigation. Therefore, the Company will be prevented from pursuing any administrative settlement at IRS Appeals or under the IRS Advanced Pricing and Mutual Agreement Program.
The Company firmly believes that the assessments are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. Initially, the Company expects to file a petition in the United States Tax Court challenging the Notice. The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of its tax reserves. The Company believes that the final adjudication of this matter will not have a material impact on its consolidated financial position, results of operations or cash flows and that it has adequate tax reserves for all tax matters. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the assessed tax and deficiency interest could have a material adverse impact on the Company's financial position, results of operations or cash flows.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $549 million and $530 million as of October 2, 2015 and December 31, 2014, respectively.
NOTE 8: COMPREHENSIVE INCOME
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended October 2, 2015
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$6,114	$16	$6,130
Other comprehensive income:
Net foreign currency translation adjustment	(3,529)	(15)	(3,544)
Net gain (loss) on derivatives[1]	65	—	65
Net unrealized gain (loss) on available-for-sale securities[2]	(1,701)	—	(1,701)
Net change in pension and other benefit liabilities	129	—	129
Total comprehensive income	$1,078	$1	$1,079
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended October 2, 2015	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(1,279)	$22	$(1,257)
Reclassification adjustments recognized in net income	—	—	—
Net foreign currency translation adjustments	(1,279)	22	(1,257)
Derivatives:
Unrealized gains (losses) arising during the period	(200)	79	(121)
Reclassification adjustments recognized in net income	(183)	68	(115)
Net gain (loss) on derivatives[1]	(383)	147	(236)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(606)	13	(593)
Reclassification adjustments recognized in net income	(29)	14	(15)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(635)	27	(608)
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	(7)	1	(6)
Reclassification adjustments recognized in net income	47	(17)	30
Net change in pension and other benefit liabilities[3]	40	(16)	24
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(2,257)	$180	$(2,077)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Nine Months Ended October 2, 2015	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(3,664)	$86	$(3,578)
Reclassification adjustments recognized in net income	63	(14)	49
Net foreign currency translation adjustments	(3,601)	72	(3,529)
Derivatives:
Unrealized gains (losses) arising during the period	606	(229)	377
Reclassification adjustments recognized in net income	(501)	189	(312)
Net gain (loss) on derivatives[1]	105	(40)	65
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(2,034)	369	(1,665)
Reclassification adjustments recognized in net income	(58)	22	(36)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(2,092)	391	(1,701)
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	53	(15)	38
Reclassification adjustments recognized in net income	142	(51)	91
Net change in pension and other benefit liabilities[3]	195	(66)	129
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(5,393)	$357	$(5,036)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended September 26, 2014	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(1,166)	$(67)	$(1,233)
Reclassification adjustments recognized in net income	—	—	—
Net foreign currency translation adjustments	(1,166)	(67)	(1,233)
Derivatives:
Unrealized gains (losses) arising during the period	419	(157)	262
Reclassification adjustments recognized in net income	27	(11)	16
Net gain (loss) on derivatives[1]	446	(168)	278
Available-for-sale securities:
Unrealized gains (losses) arising during the period	177	(99)	78
Reclassification adjustments recognized in net income	(6)	2	(4)
Net change in unrealized gain (loss) on available-for-sale securities[2]	171	(97)	74
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	19	(4)	15
Reclassification adjustments recognized in net income	14	(5)	9
Net change in pension and other benefit liabilities[3]	33	(9)	24
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(516)	$(341)	$(857)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Nine Months Ended September 26, 2014	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(1,286)	$6	$(1,280)
Reclassification adjustments recognized in net income	—	—	—
Net foreign currency translation adjustments	(1,286)	6	(1,280)
Derivatives:
Unrealized gains (losses) arising during the period	194	(73)	121
Reclassification adjustments recognized in net income	(37)	14	(23)
Net gain (loss) on derivatives[1]	157	(59)	98
Available-for-sale securities:
Unrealized gains (losses) arising during the period	1,145	(415)	730
Reclassification adjustments recognized in net income	(9)	2	(7)
Net change in unrealized gain (loss) on available-for-sale securities[2]	1,136	(413)	723
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	27	(6)	21
Reclassification adjustments recognized in net income	43	(16)	27
Net change in pension and other benefit liabilities[3]	70	(22)	48
Other comprehensive income (loss) attributable to The Coca-Cola Company	$77	$(488)	$(411)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statement of income where adjustments reclassified from AOCI into income were recorded during the three and nine months ended October 2, 2015 (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended October 2, 2015	Nine Months Ended October 2, 2015
Foreign currency translation adjustments:
Divestitures, deconsolidations and other	Other income (loss) — net	$—	$63
	Income before income taxes	—	63
	Income taxes	—	(14)
	Consolidated net income	$—	$49
Derivatives:
Foreign currency contracts	Net operating revenues	$(170)	$(468)
Foreign currency and commodity contracts	Cost of goods sold	(15)	(42)
Foreign currency contracts	Interest expense	3	7
Interest rate contracts	Interest expense	(1)	2
	Income before income taxes	(183)	(501)
	Income taxes	68	189
	Consolidated net income	$(115)	$(312)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$(29)	$(58)
	Income before income taxes	(29)	(58)
	Income taxes	14	22
	Consolidated net income	$(15)	$(36)
Pension and other benefit liabilities:
Amortization of net actuarial loss	*	$53	$157
Amortization of prior service cost (credit)	*	(6)	(15)
	Income before income taxes	47	142
	Income taxes	(17)	(51)
	Consolidated net income	$30	$91

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

NOTE 9: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2014	$30,561	$63,408	$(5,777)	$1,760	$13,154	$(42,225)	$241
Comprehensive income (loss)	1,079	6,114	(5,036)	—	—	—	1
Dividends paid/payable to shareowners of The Coca-Cola Company	(4,313)	(4,313)	—	—	—	—	—
Dividends paid to noncontrolling interests	(27)	—	—	—	—	—	(27)
Business combinations including purchase accounting adjustments	(3)	—	—	—	—	—	(3)
Purchases of treasury stock	(1,997)	—	—	—	—	(1,997)	—
Impact related to stock compensation plans	961	—	—	—	561	400	—
Other activities	6	—	—	—	—	—	6
October 2, 2015	$26,267	$65,209	$(10,813)	$1,760	$13,715	$(43,822)	$218

NOTE 10: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended October 2, 2015, the Company recorded other operating charges of $264 million. These charges included $141 million due to the Company's productivity and reinvestment program and $75 million due to the integration of our German bottling operations. In addition, the Company recorded an impairment charge of $38 million on one of the trademarks included in the glacéau portfolio, primarily as a result of foreign currency exchange rate fluctuations that impacted the fair value of the asset. The remaining carrying value of the trademark included in the glacéau portfolio as of October 2, 2015 was $2.6 billion, which is equal to its fair value. If the future operating results of this trademark do not support the current financial projections or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge related to this trademark. In addition, the Company recorded a $3 million impairment charge on a Venezuelan trademark. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the nine months ended October 2, 2015, the Company recorded other operating charges of $1,166 million. These charges consisted of $323 million due to the Company's productivity and reinvestment program and $204 million due to the integration of our German bottling operations. In addition, the Company recorded impairment charges of $418 million primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction and incurred a charge of $100 million due to a cash contribution we made to The Coca-Cola Foundation. The Company also incurred a charge of $111 million due to the write-down of receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to changes in exchange rates as a result of the establishment of the new open market exchange system. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 2 for additional information on the Monster Transaction. Refer to Note 1 for additional information on the Venezuelan currency change. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended September 26, 2014, the Company incurred other operating charges of $128 million. These charges primarily consisted of $84 million due to the Company's productivity and reinvestment program and $34 million due to the integration of our German bottling operations. The Company also recorded a loss of $2 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the nine months ended September 26, 2014, the Company incurred other operating charges of $457 million. These charges consisted of $259 million due to the Company's productivity and reinvestment program and $142 million due to the integration of our German bottling operations. The Company also recorded a loss of $27 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. In addition, a charge of $21 million was incurred due to the write-down of receivables from our bottling partner in Venezuela as a result of limited government-approved exchange rate conversion mechanisms. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 1 for additional information on the Venezuelan currency conversion mechanisms. Refer to Note 15 for the impact these charges had on our operating segments.
Other Nonoperating Items
Interest Expense
During the nine months ended October 2, 2015, the Company recorded charges of $320 million due to the early extinguishment of certain long-term debt. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. Refer to Note 6 for additional information and Note 15 for the impact this charge had on our operating segments.
Equity Income (Loss) — Net
During the three and nine months ended October 2, 2015, the Company recorded a net gain of $3 million and a net charge of$79 million, respectively. During the three and nine months ended September 26, 2014, the Company recorded net charges of $8 million and $41 million, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to changes in the Venezuelan bolivar exchange rates. Refer to Note 15 for the impact these items had on our operating segments.

Other Income (Loss) — Net
During the three months ended October 2, 2015, the Company recorded charges of $815 million primarily due to the refranchising of certain territories in North America. Refer to Note 2 for additional information on the North America refranchising. Refer to Note 15 for the impact these items had on our operating segments.
During the nine months ended October 2, 2015, the Company recorded a net gain of $1,402 million as a result of the Monster Transaction and charges of $848 million primarily due to the refranchising of certain territories in North America. In addition, the Company incurred charges of $19 million as a result of the remeasurement of our previously held equity interest in a South African bottler to fair value upon our acquisition of the bottling operations and $6 million as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest at an exercise price less than that of our carrying value. The Company recognized a foreign currency exchange gain of $277 million associated with our euro-denominated debt partially offset by a charge of $27 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. Refer to Note 2 for additional information related to the Monster Transaction, North America refranchising, the acquisition of the South African bottler and the sale of a portion of our interest in the Brazilian bottling entity. Refer to Note 1 for additional information related to the charge due to the remeasurement in Venezuela. Refer to Note 15 for the impact these items had on our operating segments.
During the three months ended September 26, 2014, the Company recorded a charge of $270 million primarily related to the refranchising of certain territories in North America. Refer to Note 2 for additional information related to this charge and Note 15 for the impact this charge had on our operating segments.
During the nine months ended September 26, 2014, the Company recorded a charge of $410 million primarily related to the refranchising of certain territories in North America. The Company also incurred a charge of $226 million due to the expansion of the Venezuelan government's currency conversion markets. Refer to Note 2 for additional information related to the North America refranchising, Note 1 for additional information related to the change in Venezuelan exchange rates and Note 15 for the impact these charges had on our operating segments.
NOTE 11: PRODUCTIVITY, INTEGRATION AND RESTRUCTURING INITIATIVES
Productivity and Reinvestment
In February 2012, the Company announced a four-year productivity and reinvestment program designed to further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and the integration of Coca-Cola Enterprises Inc.'s former North America business.
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

The Company has incurred total pretax expenses of $1,688 million related to this program since it commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the table below are primarily related to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; losses on disposal of certain assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended October 2, 2015 (in millions):

	Accrued Balance July 3, 2015	Costs Incurred Three Months Ended October 2, 2015	Payments	Noncash and Exchange	Accrued Balance October 2, 2015
Severance pay and benefits	$165	$28	$(29)	$(30)	$134
Outside services	7	15	(9)	(4)	9
Other direct costs	13	98	(93)	1	19
Total	$185	$141	$(131)	$(33)	$162
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the nine months ended October 2, 2015 (in millions):

	Accrued Balance December 31, 2014	Costs Incurred Nine Months Ended October 2, 2015	Payments	Noncash and Exchange	Accrued Balance October 2, 2015
Severance pay and benefits	$260	$62	$(159)	$(29)	$134
Outside services	4	43	(35)	(3)	9
Other direct costs	21	218	(183)	(37)	19
Total	$285	$323	$(377)	$(69)	$162
Integration of Our German Bottling Operations
In 2008, the Company began an integration initiative related to the 18 German bottling operations acquired in 2007. The Company incurred expenses of $75 million and $204 million related to this initiative during the three and nine months ended October 2, 2015, and has incurred total pretax expenses of $1,039 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $144 million and $101 million accrued related to these integration costs as of October 2, 2015 and December 31, 2014, respectively. We are currently reviewing additional restructuring opportunities within the German bottling operations, which if implemented will result in additional charges in future periods. Our German bottling operations are now classified as held for sale. Refer to Note 2.

NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Service cost	$66	$62	$7	$7
Interest cost	95	101	9	11
Expected return on plan assets	(176)	(179)	(3)	(3)
Amortization of prior service cost (credit)	(1)	—	(5)	(4)
Amortization of net actuarial loss	50	18	3	—
Net periodic benefit cost (credit)	$34	$2	$11	$11
Special termination benefits	—	—	—	—
Settlement charge	—	—	—	—
Total cost (credit) recognized in statements of income	$34	$2	$11	$11

	Pension Benefits		Other Benefits
	Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Service cost	$199	$196	$21	$20
Interest cost	285	304	28	32
Expected return on plan assets	(529)	(537)	(9)	(9)
Amortization of prior service cost (credit)	(1)	(1)	(14)	(12)
Amortization of net actuarial loss	149	54	8	2
Net periodic benefit cost (credit)	$103	$16	$34	$33
Special termination benefits[1]	9	—	—	—
Settlement charge	—	2	—	—
Total cost (credit) recognized in statements of income	$112	$18	$34	$33
1 The special termination benefits were primarily related to the Company's productivity, restructuring and integration initiatives. Refer to Note 11 for additional information related to our productivity, restructuring and integration initiatives.
During the nine months ended October 2, 2015, the Company contributed $92 million to our pension plans, and we anticipate making additional contributions of approximately $41 million during the remainder of 2015. The Company contributed $168 million to our pension plans during the nine months ended September 26, 2014.
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
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 7.

The Company recorded income tax expense of $272 million (15.8 percent effective tax rate) and $538 million (20.2 percent effective tax rate) during the three months ended October 2, 2015 and September 26, 2014, respectively. The Company recorded income tax expense of $1,937 million (24.0 percent effective tax rate) and $1,896 million (23.0 percent effective tax rate) during the nine months ended October 2, 2015 and September 26, 2014, respectively.
The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	October 2, 2015		September 26, 2014		October 2, 2015		September 26, 2014
Productivity and reinvestment program	$(49)	[1]	$(30)	[9]	$(124)	[1]	$(96)	[9]
Other productivity, integration and restructuring initiatives	—	[2]	—	[10]	—	[2]	—	[10]
Transaction gains and losses	(291)	[3]	(96)	[11]	173	[4]	(147)	[12]
Certain tax matters	(6)	[5]	(29)	[13]	(6)	[6]	2	[13]
Other — net	—	[7]	(2)	[14]	(168)	[8]	6	[15]

[1]
Related to charges of $141 million and $323 million during the three and nine months ended October 2, 2015, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[2]
Related to charges of $75 million and $204 million during the three and nine months ended October 2, 2015, respectively. These charges were due to the integration of our German bottling operations. Refer to Note 10 and Note 11.

[3]
Related to a net charge of $859 million that included $815 million in charges primarily due to the refranchising of certain territories in North America and a $38 million charge due to the impairment of one of the trademarks included in the glacéau portfolio. Refer to Note 2 and Note 10.

[4]
Related to a net gain of $102 million that primarily consisted of a $1,402 million net gain related to the Monster Transaction, partially offset by $418 million of charges due to the impairment of one of the trademarks included in the glacéau portfolio, $848 million of charges primarily due to the refranchising of certain territories in North America, a $6 million additional charge related to the sale of a portion of our equity investment in a Brazilian bottling entity and a $19 million charge related to the remeasurement of our equity interest in a South African bottler to fair value. Refer to Note 2 and Note 10.

[5]
Primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[6]
Primarily related to prior year audit settlements and amounts to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in the uncertain tax positions were individually insignificant.

[7]
Related to charges of $1 million that primarily included a $3 million impairment of a Venezuelan trademark and a $3 million gain due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10.

[8]
Related to charges of $639 million that primarily consisted of a $100 million cash donation to The Coca-Cola Foundation, $320 million associated with the early extinguishment of long-term debt, $27 million due to the remeasurement of the net monetary assets of our Venezeulan subsidiary into U.S. dollars using the SIMADI exchange rate, $111 million due to the write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark, and $79 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1, Note 6 and Note 10.

[9]
Related to charges of $84 million and $259 million during the three and nine months ended September 26, 2014, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[10]
Related to charges of $34 million and $142 million during the three and nine months ended September 26, 2014, respectively. These charges were due to the integration of our German bottling operations. Refer to Note 10 and Note 11.

[11]	Related to charges of $277 million including $270 million due to refranchising certain North America territories. Refer to Note 2.

[12]	Related to charges of $417 million including $410 million due to refranchising certain North America territories. Refer to Note 2.

[13]
Primarily related to prior year audit settlements and amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, of which the components of the net change were individually insignificant.

[14]
Related to charges of $14 million that primarily consisted of $5 million due to the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and $8 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10.

[15]
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
During the three months ended October 2, 2015, there was a transfer of a valuation allowance of $164 million into liabilities held for sale as required by U.S. GAAP upon execution of the agreement to merge our German bottling operations with CCE and CCIP.
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

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of October 2, 2015 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]		Fair Value Measurements
Assets:
Trading securities[2]	$180	$136	$3		$—		$319
Available-for-sale securities[2]	2,859	3,610	117	[3]	—		6,586
Derivatives[4]	7	1,500	—		(606)	[5]	901	[6]
Total assets	$3,046	$5,246	$120		$(606)		$7,806
Liabilities:
Derivatives[4]	$16	$590	$—		$(434)		$172	[6]
Total liabilities	$16	$590	$—		$(434)		$172
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
5 The Company is obligated to return $183 million in cash collateral it has netted against its net asset derivative position.

[6]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $130 million in the line item prepaid expenses and other assets; $771 million in the line item other assets; $11 million in the line item accounts payable and accrued expenses; and $161 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and nine months ended October 2, 2015 and September 26, 2014.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended October 2, 2015 and September 26, 2014.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The gains or losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended			Nine Months Ended
	October 2, 2015		September 26, 2014	October 2, 2015		September 26, 2014
Assets held for sale[1]	$(799)		$(236)	$(822)		$(236)
Intangible assets	(41)	[2]	—	(473)	[2]	—
Investment in formerly unconsolidated subsidiary	—		—	(19)	[3]	—
Valuation of shares in equity method investee	—		—	(6)	[4]	—
Total	$(840)		$(236)	$(1,320)		$(236)

[1]
The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. These charges primarily related to refranchising activities in North America. The charges were calculated based on Level 3 inputs. Refer to Note 2.

[2]
During the three and nine months ended October 2, 2015, the Company recognized losses of $41 million and $473 million, respectively. The charges incurred during the three months ended included a $38 million impairment charge on one of the trademarks in the glacéau portfolio and a $3 million impairment charge on a Venezuelan trademark. The charges incurred during the nine months ended October 2, 2015 included $418 million of impairment charges primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction and a $55 million impairment charge on a Venezuelan trademark. The charges were determined by comparing the fair value of the assets to the current carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 1, Note 2 and Note 10.

[3]
The Company recognized a loss of $19 million on our previously held investment in a South African bottler, which had been accounted for under the equity method of accounting prior to our acquisition of the bottler in February 2015. U.S. GAAP requires the acquirer to remeasure its previously held noncontrolling equity interest in the acquired entity to fair value as of the acquisition date and recognize any gains or losses in earnings. The Company remeasured our equity interest in the South African bottler based on Level 3 inputs. Refer to Note 2 and Note 10.

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
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of October 2, 2015, the carrying amount and fair value of our long-term debt, including the current portion, were $28,641 million and $28,793 million, respectively. As of December 31, 2014, the carrying amount and fair value of our long-term debt, including the current portion, were $22,615 million and $23,411 million, respectively.

NOTE 15: OPERATING SEGMENTS
Information about our Company's operations as of and for the three months ended October 2, 2015 and September 26, 2014, by operating segment is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2015
Net operating revenues:
Third party	$588	$1,176	$993	$5,635	$1,247	$1,733	$55	$—	$11,427
Intersegment	15	154	19	4	159	13	—	(364)	—
Total net revenues	603	1,330	1,012	5,639	1,406	1,746	55	(364)	11,427
Operating income (loss)	208	722	538	681	571	(11)	(330)	—	2,379
Income (loss) before income taxes	212	733	535	(116)	576	150	(365)	—	1,725
Identifiable operating assets	1,238	3,268	1,463	32,524	1,784	6,926	30,871	—	78,074
Noncurrent investments	1,076	85	673	128	166	8,134	4,672	—	14,934
2014
Net operating revenues:
Third party	$709	$1,242	$1,161	$5,596	$1,421	$1,804	$43	$—	$11,976
Intersegment	—	187	16	3	154	19	—	(379)	—
Total net revenues	709	1,429	1,177	5,599	1,575	1,823	43	(379)	11,976
Operating income (loss)	265	752	653	760	638	14	(371)	—	2,711
Income (loss) before income taxes	272	763	654	486	648	205	(368)	—	2,660
Identifiable operating assets	1,421	3,610	2,777	33,750	1,934	6,887	31,616	—	81,995
Noncurrent investments	1,162	98	790	43	158	9,381	2,687	—	14,319
As of December 31, 2014
Identifiable operating assets	$1,298	$3,358	$2,426	$33,066	$1,793	$6,975	$29,482	$—	$78,398
Noncurrent investments	1,081	90	757	48	157	8,781	2,711	—	13,625
During the three months ended October 2, 2015, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Eurasia and Africa, $4 million for Latin America, $85 million for North America, $2 million for Asia Pacific, $97 million for Bottling Investments and $29 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $2 million for Europe due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by $48 million for Corporate primarily due to impairment charges on certain of the Company's intangible assets. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by $3 million for Eurasia and Africa due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $794 million for North America and $21 million for Corporate primarily due to the refranchising of certain territories in North America. Refer to Note 2 and Note 10.

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

Information about our Company's operations as of and for the nine months ended October 2, 2015 and September 26, 2014, by operating segment is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2015
Net operating revenues:
Third party	$1,877	$3,528	$2,995	$16,643	$3,816	$5,315	$120	$—	$34,294
Intersegment	22	449	56	14	476	39	—	(1,056)	—
Total net revenues	1,899	3,977	3,051	16,657	4,292	5,354	120	(1,056)	34,294
Operating income (loss)	762	2,274	1,641	2,079	1,876	34	(1,456)	—	7,210
Income (loss) before income taxes	785	2,300	1,649	1,245	1,890	380	(182)	—	8,067
2014
Net operating revenues:
Third party	$2,099	$3,761	$3,360	$16,096	$4,181	$5,503	$126	$—	$35,126
Intersegment	—	530	46	13	432	53	—	(1,074)	—
Total net revenues	2,099	4,291	3,406	16,109	4,613	5,556	126	(1,074)	35,126
Operating income (loss)	858	2,363	1,954	2,015	2,041	26	(1,000)	—	8,257
Income (loss) before income taxes	893	2,398	1,957	1,593	2,059	481	(1,132)	—	8,249
During the nine months ended October 2, 2015, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $16 million for Eurasia and Africa, $7 million for Latin America, $239 million for North America, $226 million for Bottling Investments and $53 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $13 million for Europe and $1 million for Asia Pacific due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by $418 million for Corporate primarily due to an impairment charge related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. Refer to Note 2 and Note 10.

•	Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a cash donation to The Coca-Cola Foundation. Refer to Note 10.

•	Income (loss) before income taxes was increased by $1,402 million for Corporate as a result of the Monster Transaction. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was reduced by $827 million for North America and $21 million for Corporate primarily due to the refranchising of certain territories in North America. Refer to Note 2 and Note 10.

•	Income (loss) before income taxes was reduced by $320 million for Corporate due to charges the Company recognized on the early extinguishment of certain long-term debt. Refer to Note 6 and Note 10.

•
Income (loss) before income taxes was reduced by $33 million for Latin America and $105 million for Corporate due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SIMADI exchange rate, an impairment of a Venezuelan trademark, and a write-down the Company recorded on receivables from our bottling partner in Venezuela. Refer to Note 1 and Note 10.

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

•
Income (loss) before income taxes was increased by $3 million for Eurasia and Africa and reduced by $6 million for Europe and $76 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

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

NOTE 16: SUBSEQUENT EVENT

On October 27, 2015, the Company issued $4,000 million of long-term debt. The general terms of the notes issued are as follows:

•	$750 million total principal amount of notes due October 27, 2017, at a fixed interest rate of 0.875 percent;

•	$1,500 million total principal amount of notes due October 27, 2020, at a fixed interest rate of 1.875 percent; and

•	$1,750 million total principal amount of notes due October 27, 2025, at a fixed interest rate of 2.875 percent.
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
The following table presents the difference between calculated fair values of the Company's equity method investments in publicly traded companies, based on quoted closing prices of publicly traded shares, and the Company's cost basis (in millions):

October 2, 2015	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$4,559	$3,096	$1,463
Coca-Cola FEMSA, S.A.B. de C.V.	3,961	1,882	2,079
Coca-Cola HBC AG	1,820	1,260	560
Coca-Cola Amatil Limited	1,461	634	827
Coca-Cola East Japan Co., Ltd.	625	459	166
Coca-Cola İçecek A.Ş.	605	209	396
Coca-Cola Bottling Co. Consolidated	484	101	383
Embotelladora Andina S.A.	430	269	161
Corporación Lindley S.A.	188	95	93
Total	$14,133	$8,005	$6,128
As of October 2, 2015, gross unrealized gains and losses on available-for-sale securities were $433 million and $1,048 million, respectively. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. Management’s assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
Included in the gross unrealized losses on available-for-sale securities as of October 2, 2015 is $966 million related to our investment in Keurig Green Mountain, Inc. ("Keurig"). Our investment in Keurig has been in a continuous unrealized loss position since July 3, 2015.
In February 2014, we entered into a 10-year global strategic agreement with Keurig to collaborate on the development and introduction of our global brand portfolio for use in the Keurig® KOLD™ at-home beverage system. Under the terms of the agreement, the companies will cooperate to bring the Keurig® KOLD™ beverage system to consumers around the world, and Keurig will be the Company’s exclusive partner for the production and sale of our branded single-serve, pod-based cold beverages. Together we will also explore future opportunities to collaborate on the Keurig® platform. In an effort to align our long-term interests, we acquired a 16 percent equity position in Keurig. Under our agreement with Keurig, we are not permitted to dispose of our Keurig shares before the end of February 2017. As of October 2, 2015, the cost basis of our equity position in Keurig was $2,354 million.
In reaching our conclusion that the decline in fair value of our investment in Keurig was not other than temporary, we considered several factors. Our investment in Keurig has only been in a continuous unrealized loss position since July 3, 2015, a relatively short period of time. Keurig’s stock price over the last several years has been volatile and Keurig’s brewer sales are seasonal, with sales heavily weighted to the holiday season. Keurig has significant growth potential in new markets, including the launch of the new Keurig® KOLD™ home beverage system. We also considered Keurig’s recently announced $300 million multi-year productivity initiative and incremental $1 billion share repurchase authorization and noted that Keurig's current valuation is at the low end of comparable company multiples.
Keurig has stated that a primary factor impacting its 2015 operating results was lower-than-expected brewer sales during the 2014 holiday season, and the impact of that on subsequent pod sales. The lower-than-expected 2014 holiday brewer sales resulted in part from consumer confusion over the pod compatibility with the new 2.0 brewing system and from the recall of Keurig® MINI Plus brewers. The holiday season historically represents about half of full year Keurig brewer unit sales at retail. Pod sales during the year following each holiday season are highly correlated to the household penetration of brewers. In Keurig’s business model, substantially all of the profit is derived from the sale of pods rather than the sale of brewers. Therefore, the weaker-than-expected 2014 holiday season brewer sales resulted in lower-than-expected pod sales volume throughout 2015. Keurig has disclosed that it is addressing the issues that caused the lower than expected 2014 holiday season brewer unit sales and anticipates better 2015 brewer unit sales. Assuming the historical correlation between pod sales and household penetration continues into future periods, higher unit sales of brewers at retail in the 2015 holiday season should result in increased pod sales in 2016. Considering the short duration of the continuous unrealized loss, we believe results of the 2015 holiday season will provide additional insight to determine if the impairment is other than temporary.
We also considered the views of the industry analysts who cover Keurig. While the current average 12-month price targets of these analysts do not project a stock price appreciation sufficient to recover our unrealized loss, several of these analysts note that the results of the next several quarters will provide insight into whether or not the prior year Keurig hot system issues are systemic as well as an early view of consumer adoption of Keurig® KOLD™.
As noted above, we are contractually obligated to hold our shares at least through February 2017. We entered into a 10-year global strategic agreement with Keurig, and we believe owning a significant equity interest in Keurig assists in keeping our long-term interests aligned.
We will continue to monitor our investments and evaluate whether any impairments are other than temporary. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
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
During the nine months ended October 2, 2015, the Company recorded an impairment charge of $418 million primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the transaction with Monster Beverage Corporation ("Monster"), discussed further below, and a charge of $55 million related to the impairment of a Venezuelan trademark. The Venezuelan trademark impairment was due to the Company's revised expectations regarding the convertibility of the local currency. These charges were recorded in our Corporate operating segment in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the respective carrying value. The Company did not record any significant impairment charges related to intangible assets during the three and nine months ended September 26, 2014.
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
As of October 2, 2015, we did not have any reporting unit with a material amount of goodwill for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen or our current financial projections are not achieved, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. On June 7, 2007, our Company acquired Energy Brands Inc., also known as glacéau, for approximately $4.1 billion. The Company allocated $3.3 billion of the purchase price to various trademarks acquired in this business combination. On June 12, 2015, the Company closed a transaction with Monster. Under the terms of the transaction, the Company is required to discontinue selling energy products under one of the trademarks included in the glacéau portfolio. During the nine months ended October 2, 2015, the Company recognized impairment charges of $418 million, primarily as a result of discontinuing these products. These impairment charges were recorded in our Corporate segment in the line item other operating charges in our condensed consolidated statement of income. The total combined fair value of the various trademarks in the glacéau portfolio significantly exceeds the remaining combined carrying value as of October 2, 2015. However, the fair value of the individual trademark that was the subject of the impairment charges currently equals its carrying value. If the future operating results of this trademark do not support the current financial projections or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge related to this trademark. Management will continue to monitor the fair value of our intangible assets in future periods.

OPERATIONS REVIEW
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Our organizational structure as of October 2, 2015, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. For further information regarding our operating segments, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
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

In 2015, the Company closed a transaction with Monster ("Monster Transaction"), which has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Eurasia and Africa, Europe, Latin America, North America, Asia Pacific and Corporate operating segments. This transaction consisted of multiple elements including, but not limited to, the acquisition of Monster’s non-energy brands and the expansion of our distribution territories. These elements of the transaction impacted the Company’s unit case sales volume and concentrate sales volume and therefore, in addition to being included as a structural change, they are also considered acquired brands. See further discussion of this transaction in Note 2 of Notes to Condensed Consolidated Financial Statements.
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

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2015 versus 2014
	Three Months Ended October 2, 2015			Nine Months Ended October 2, 2015
	Unit Cases[1,2,3]	Concentrate Sales[4]		Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	3%	1%	[5]	2%	3%
Eurasia & Africa	4%	4%		4%	4%
Europe	4	2		1	3
Latin America	2	1		1	3
North America	1	1	[5]	1	3	[6]
Asia Pacific	4	(2)		3	2	[6]
Bottling Investments	11	N/A		7	N/A
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

[5]	After considering the impact of structural changes, concentrate sales volume both worldwide and for North America were even during the three months ended October 2, 2015.

[6]
After considering the impact of structural changes, North America and Asia Pacific concentrate sales volume growth was 2 percent and 3 percent, respectively, during the nine months ended October 2, 2015.

Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is a measure of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Three Months Ended October 2, 2015 versus Three Months Ended September 26, 2014
In Eurasia and Africa, unit case volume increased 4 percent, reflecting 3 percent growth in sparkling beverages and 6 percent growth in still beverages. The group's sparkling beverage growth reflected 4 percent growth in Trademark Coca-Cola. Growth in still beverages included a 6 percent increase in juices and juice drinks and an 8 percent increase in packaged water. Eurasia and Africa benefited from unit case volume growth of 11 percent in the Central, East & West Africa business unit, reflecting sparkling beverage growth of 11 percent. The group's Middle East & North Africa business unit reported 7 percent unit case volume growth, reflecting 6 percent growth in sparkling beverages. The growth in these business units was partially offset by a 6 percent decline in unit case volume in the Russia, Ukraine & Belarus business unit.
Unit case volume in Europe grew 4 percent. The group's unit case volume in sparkling beverages increased 2 percent and still beverage unit case volume grew 12 percent. The growth in sparkling beverages included 6 percent growth in Trademark Fanta and even volume in Trademark Coca-Cola. Growth in still beverages was driven by packaged water, teas and the expansion of the innocent brand.
In Latin America, unit case volume increased 2 percent, reflecting 1 percent growth in sparkling beverages and still beverage volume growth of 6 percent. The growth in still beverages was led by our performance in juices and juice drinks and packaged water. The group reported volume growth of 3 percent in the South Latin business unit, reflecting 1 percent growth in sparkling beverages and double-digit growth in still beverages. The Latin Center business unit reported unit case growth of 4 percent led by 3 percent growth in Trademark Coca-Cola as well as growth in packaged water. Mexico unit case volume increased 4 percent reflecting both sparkling and still beverage growth of 4 percent. The growth in the South Latin, Latin Center and Mexico business units was partially offset by a unit case volume decline of 4 percent in the Brazil business unit.

Unit case volume in North America grew 1 percent, reflecting an increase in still beverages of 7 percent, partially offset by a decline in sparkling beverage volume of 1 percent. The decline in sparkling beverages reflected a 9 percent decline in Diet Coke, partially offset by 6 percent growth in Trademark Fanta and 1 percent growth in Trademark Sprite. The increase in still beverage volume reflected strong performance in packaged water, sports drinks and teas. The Monster Transaction contributed 1 percent to the group's unit case volume growth.
In Asia Pacific, unit case volume increased 4 percent. Sparkling beverages grew 3 percent, including 5 percent growth in Trademark Coca-Cola and 6 percent growth in Trademark Fanta. The group's still beverage volume increased 6 percent, primarily reflecting growth in packaged water, partially offset by a decline in juices and juice drinks. Unit case volume in India grew 4 percent and China reported unit case volume growth of 5 percent, led by growth in Trademark Coca-Cola as well as packaged water. Japan's unit case volume declined 2 percent, primarily reflecting a decline in packaged water.
Unit case volume for Bottling Investments increased 11 percent. This increase primarily reflects the growth in China and India as well as 2 percent growth in Germany. The Company's consolidated bottling operations accounted for 34 percent, 68 percent and 100 percent of the unit case volume in China, India and Germany, respectively.
Nine Months Ended October 2, 2015 versus Nine Months Ended September 26, 2014
Unit case volume in Eurasia and Africa increased 4 percent, which consisted of 3 percent growth in sparkling beverages and 5 percent growth in still beverages. The group's sparkling beverage growth included 4 percent growth in Trademark Coca-Cola, and the growth in still beverages was led by juices and juice drinks as well as packaged water. Eurasia and Africa benefited from unit case volume growth of 9 percent and 4 percent in the Central, East & West Africa and Middle East & North Africa business units, respectively, partially offset by a decline of 4 percent in the Russia, Ukraine & Belarus business unit.
In Europe, unit case volume grew 1 percent, reflecting 8 percent growth in still beverages and even sparkling beverage volume. The growth in still beverages was led by the group's performance in sports drinks and packaged water as well as the expansion of the innocent brand.
Unit case volume in Latin America grew 1 percent as a result of growth in still beverages of 4 percent and even sparkling beverage volume. The growth in still beverages was led by growth in packaged water, juices and juice drinks and sports drinks. The Latin Center and South Latin business units both reported unit case volume growth of 4 percent. The Mexico business unit reported unit case volume growth of 2 percent, reflecting growth in Trademark Coca-Cola of 2 percent. The growth in the Latin Center, South Latin and Mexico business units was partially offset by a unit case volume decline of 4 percent in the Brazil business unit.
In North America, unit case volume grew 1 percent. This increase reflects 4 percent growth in still beverage volume, partially offset by a 1 percent decline in sparkling beverage volume. The still beverage growth in the group was led by 8 percent growth in packaged water and 6 percent growth in teas. The decline in sparkling beverages was impacted by a decrease of 7 percent in Diet Coke, partially offset by an 8 percent increase in Trademark Fanta and a 1 percent increase in Trademark Sprite. The Monster Transaction contributed 1 percent to the group's unit case volume growth.
Unit case volume in Asia Pacific increased 3 percent, which consisted of 3 percent growth in both sparkling and still beverage volume. The sparkling beverage volume growth was led by a 4 percent increase in Trademark Coca-Cola, a 3 percent increase in Trademark Sprite and a 6 percent increase in Trademark Fanta. Still beverage volume growth was led by increases in packaged water and teas of 11 percent and 4 percent, respectively. China's unit case volume grew 4 percent during the period, led by 11 percent growth in Trademark Coca-Cola and 2 percent growth in Trademark Sprite. India reported unit case volume growth of 1 percent for the period. The growth in China and India was partially offset by a 1 percent unit case volume decline in Japan.
Unit case volume for Bottling Investments increased 7 percent. This increase primarily reflects the growth in China and India. In addition, unit case volume in Germany grew 1 percent. The Company's consolidated bottling operations accounted for 34 percent, 67 percent, and 100 percent of the unit case volume in China, India and Germany, respectively.
Concentrate Sales Volume
During the three months ended October 2, 2015, worldwide unit case volume grew 3 percent and concentrate sales volume grew 1 percent compared to the three months ended September 26, 2014. During the nine months ended October 2, 2015, worldwide unit case volume grew 2 percent and concentrate sales volume grew 3 percent compared to the nine months ended September 26, 2014. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the nine months ended October 2, 2015, was primarily due to having six additional days during the first quarter of 2015 when compared to the first quarter of 2014. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in a reporting period. In addition, concentrate sales growth in Asia Pacific during the three months ended October 2, 2015 was lower than unit case sales growth primarily due to the timing of shipments during the three months ended September 26, 2014.
Net Operating Revenues
Three Months Ended October 2, 2015 versus Three Months Ended September 26, 2014
The Company's net operating revenues decreased $549 million.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2015 versus 2014
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	—%	—%	3%	(8)%	(5)%
Eurasia & Africa	4%	(2)%	(2)%	(15)%	(15)%
Europe	2	(1)	—	(8)	(7)
Latin America	1	—	13	(28)	(14)
North America	—	(1)	3	(1)	1
Asia Pacific	(2)	(1)	1	(9)	(11)
Bottling Investments	8	4	(5)	(11)	(4)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 3 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa — unfavorable price mix in the Middle East & North Africa and Central, East & West Africa business units and unfavorable geographic mix;

•	Latin America — favorable price mix in each of the segment's four business units and the impact of inflationary environments in several markets;

•	North America — favorably impacted as a result of price increases and package mix;

•	Asia Pacific — favorable product and channel mix partially offset by unfavorable geographic mix;

•	Bottling Investments — unfavorable price mix attributable to channel, product and package mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 8 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Nine Months Ended October 2, 2015 versus Nine Months Ended September 26, 2014
The Company's net operating revenues decreased $832 million.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2015 versus 2014
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	3%	—%	2%	(7)%	(2)%
Eurasia & Africa	4%	(1)%	—%	(12)%	(9)%
Europe	3	—	—	(10)	(7)
Latin America	3	—	9	(22)	(10)
North America	2	(1)	3	(1)	3
Asia Pacific	3	—	(1)	(9)	(7)
Bottling Investments	7	2	(4)	(9)	(4)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 2 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Latin America — favorable price mix in the majority of the segment's business units and the impact of inflationary environments in several markets;

•	North America — favorably impacted as a result of price increases and package mix;

•	Asia Pacific — unfavorably impacted by geographic mix; and

•	Bottling Investments — unfavorable price mix attributable to channel, product and package mix.
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
Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; and foreign currency fluctuations. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have a 1 percent unfavorable impact on full year net operating revenues. Based on current spot rates and our hedging coverage in place, we expect currencies will continue to have an unfavorable impact on net operating revenues through the end of the year.

Gross Profit
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three and nine months ended October 2, 2015, the Company recorded losses of $131 million and $149 million, respectively, in the line item cost of goods sold in our condensed consolidated statements of income related to the changes in the fair value of these derivative instruments. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin decreased to 59.9 percent for the three months ended October 2, 2015, compared to 61.3 percent for the three months ended September 26, 2014. In addition, our gross profit margin decreased to 60.8 percent for the nine months ended October 2, 2015, compared to 61.5 percent for the nine months ended September 26, 2014. These decreases are primarily due to the impact of structural changes and the unfavorable impact of foreign currency exchange rate fluctuations, partially offset by positive price mix and slightly lower commodity costs. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Stock-based compensation expense	$54	$31	$171	$143
Advertising expenses	1,097	1,051	3,104	2,684
Selling and distribution expenses[1]	1,506	1,635	4,590	4,804
Other operating expenses	1,550	1,790	4,625	5,249
Total selling, general and administrative expenses	$4,207	$4,507	$12,490	$12,880
1 Includes operating expenses as well as general and administrative expenses related to our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the three and nine months ended October 2, 2015, selling, general and administrative expenses decreased $300 million and $390 million, respectively, versus the prior year comparable periods. The increase in advertising expenses during the three and nine months ended October 2, 2015 reflects the Company's increased investments to strengthen our brands, partially offset by a foreign currency exchange impact of 13 percent during both the three and nine months ended October 2, 2015. The decrease in selling and distribution expenses during the three and nine months ended October 2, 2015 reflects the impact of structural changes. During both the three and nine months ended October 2, 2015, fluctuations in foreign currency exchange rates decreased total selling, general and administrative expenses by 7 percent. Foreign currency exchange rate fluctuations have a more significant impact on both advertising and other operating expenses as compared to our selling and distribution expenses since they are generally transacted in local currency. Our selling and distribution expenses are primarily related to our Company-owned bottling operations, of which the majority of expenses are attributable to CCR and are primarily denominated in U.S. dollars. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes.
During the nine months ended October 2, 2015, the Company contributed $92 million to our pension plans, and we anticipate making additional contributions of approximately $41 million to our pension plans during the remainder of 2015. Our full year pension expense is currently expected to increase by approximately $120 million compared to 2014. The anticipated increase is primarily due to a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation, unfavorable asset performance compared to our expected return during 2014 and the adoption of more conservative mortality assumptions for U.S. plans.
As of October 2, 2015, we had $366 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Eurasia & Africa	$1	$1	$16	$1
Europe	(2)	2	(13)	2
Latin America	4	—	40	—
North America	85	59	239	192
Asia Pacific	2	3	—	11
Bottling Investments	97	36	226	169
Corporate	77	27	658	82
Total other operating charges	$264	$128	$1,166	$457
During the three months ended October 2, 2015, the Company incurred other operating charges of $264 million, which included charges of $141 million due to the Company's productivity and reinvestment program and $75 million due to the integration of our German bottling operations. In addition, the Company recorded an impairment charge of $38 million on one of the trademarks included in the glacéau portfolio and a $3 million impairment on a Venezuelan trademark. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and see below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the trademark impairments. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
During the nine months ended October 2, 2015, the Company incurred other operating charges of $1,166 million. These charges included $323 million due to the Company's productivity and reinvestment program and $204 million due to the integration of our German bottling operations. In addition, the Company recorded impairment charges of $418 million primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction and incurred a charge of $100 million due to a cash contribution we made to The Coca-Cola Foundation. The Company also incurred a charge of $111 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to changes in exchange rates as a result of the establishment of the new open market exchange system. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster Transaction. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information on the Venezuelan currency change. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the three months ended September 26, 2014, the Company incurred other operating charges of $128 million, which included charges of $84 million due to the Company's productivity and reinvestment program and $34 million due to the integration of our German bottling operations. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the nine months ended September 26, 2014, the Company incurred other operating charges of $457 million, which included charges of $259 million due to the Company's productivity and reinvestment program and $142 million primarily due to the Company's integration of our German bottling operations. In addition, the Company incurred a charge of $27 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and a charge of $21 million due to the Company recording a write-down on receivables from our bottling partner in Venezuela due to limited government-approved exchange rate conversion mechanisms. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's restructuring of the Russian juice operations and the write-down of the Venezuela receivables. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.

Productivity and Reinvestment Program
In February 2012, the Company announced a four-year productivity and reinvestment program designed to further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and the integration of Coca-Cola Enterprises Inc.'s ("CCE") former North America business.
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
We have incurred total pretax expenses of $1,688 million since the initiative commenced in 2012. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
Integration of Our German Bottling Operations
In 2008, the Company began the integration of 18 German bottling operations acquired in 2007. Since the integration commenced, the Company has incurred total pretax expenses of $1,039 million primarily related to involuntary terminations. We are currently reviewing additional restructuring opportunities within the German bottling operations, including integration costs related to information technology and other initiatives. If implemented, these initiatives will result in additional charges in future periods. Our German bottling operations are now classified as held for sale. Refer to Note 2 and Note 11 of Notes to Condensed Consolidated Financial Statements.
Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Eurasia & Africa	8.8%	9.8%	10.6%	10.4%
Europe	30.3	27.8	31.5	28.6
Latin America	22.6	24.1	22.8	23.7
North America	28.6	28.0	28.8	24.4
Asia Pacific	24.0	23.5	26.0	24.7
Bottling Investments	(0.5)	0.5	0.5	0.3
Corporate	(13.8)	(13.7)	(20.2)	(12.1)
Total	100.0%	100.0%	100.0%	100.0%

Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Consolidated	20.8%	22.6%	21.0%	23.5%
Eurasia & Africa	35.5%	37.5%	40.6%	40.9%
Europe	61.4	60.5	64.5	62.8
Latin America	54.2	56.2	54.8	58.2
North America	12.1	13.6	12.5	12.5
Asia Pacific	45.8	44.9	49.2	48.8
Bottling Investments	(0.7)	0.8	0.6	0.5
Corporate	*	*	*	*

*	Calculation is not meaningful.
Three Months Ended October 2, 2015 versus Three Months Ended September 26, 2014
During the three months ended October 2, 2015, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 12 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Eurasia and Africa segment reported operating income of $208 million and $265 million for the three months ended October 2, 2015 and September 26, 2014, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange rates of 16 percent and the impact of structural changes.
Operating income for Europe for the three months ended October 2, 2015 and September 26, 2014, was $722 million and $752 million, respectively. The Europe segment was unfavorably impacted by foreign currency exchange rate fluctuations of 3 percent and the impact of structural changes.
Latin America reported operating income of $538 million and $653 million for the three months ended October 2, 2015 and September 26, 2014, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 33 percent. The impact of the exchange rate fluctuations was partially offset by favorable price mix.
Operating income for North America for the three months ended October 2, 2015 and September 26, 2014, was $681 million and $760 million, respectively. The decrease in the segment's operating income was due to structural changes as well as increases in other operating charges and marketing investments, partially offset by price increases and favorable product and package mix.
Asia Pacific's operating income for the three months ended October 2, 2015 and September 26, 2014, was $571 million and $638 million, respectively. Operating income for the segment reflects the unfavorable impact of foreign currency exchange rate fluctuations of 9 percent and the impact of structural changes.
Operating loss for our Bottling Investments segment for the three months ended October 2, 2015 was $11 million, compared to operating income of $14 million for the three months ended September 26, 2014.
The Corporate segment's operating loss for the three months ended October 2, 2015 and September 26, 2014, was $330 million and $371 million, respectively. Operating loss in 2015 was impacted by impairment charges of $41 million on certain trademark assets.
Nine Months Ended October 2, 2015 versus Nine Months Ended September 26, 2014
During the nine months ended October 2, 2015, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 10 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Operating income for the nine months ended October 2, 2015, was favorably impacted by six additional days when compared to the nine months ended September 26, 2014. This impact was disproportionately more favorable for our finished goods businesses, particularly in our North America and Bottling Investments operating segments.

The Company's Eurasia and Africa segment reported operating income of $762 million and $858 million for the nine months ended October 2, 2015 and September 26, 2014, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange rates of 13 percent and an increase in other operating charges, partially offset by the favorable impact of higher concentrate sales.
Operating income for Europe for the nine months ended October 2, 2015 and September 26, 2014, was $2,274 million and $2,363 million, respectively. The Europe segment was unfavorably impacted by foreign currency exchange rate fluctuations of 4 percent.
Latin America reported operating income of $1,641 million and $1,954 million for the nine months ended October 2, 2015 and September 26, 2014, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 25 percent. Operating income was also unfavorably impacted by an increase in other operating charges. The impact of these items was partially offset by favorable price mix.
Operating income for North America for the nine months ended October 2, 2015 and September 26, 2014, was $2,079 million and $2,015 million, respectively. The increase in the segment's operating income was favorably impacted as a result of price increases and product and package mix, partially offset by an increase in other operating charges.
Asia Pacific's operating income for the nine months ended October 2, 2015 and September 26, 2014, was $1,876 million and $2,041 million, respectively. Operating income for the segment reflects the unfavorable impact of foreign currency exchange rate fluctuations of 8 percent.
Operating income for our Bottling Investments segment for the nine months ended October 2, 2015 and September 26, 2014 was $34 million and $26 million, respectively. Operating income was favorably impacted by structural changes, partially offset by an increase in other operating charges and unfavorable price mix attributable to channel, product and package mix. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes.
The Corporate segment's operating loss for the nine months ended October 2, 2015 and September 26, 2014, was $1,456 million and $1,000 million, respectively. Operating loss in 2015 was impacted by an impairment charge of $418 million primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction, a charge of $100 million due to a cash contribution we made to The Coca-Cola Foundation and a $111 million charge due to an impairment of a Venezuelan trademark and a write-down the Company recorded on receivables from our bottling partner in Venezuela.
Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended October 2, 2015, interest income was $155 million, compared to $169 million during the three months ended September 26, 2014, a decrease of $14 million. The decrease is primarily due to the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies. During the nine months ended October 2, 2015, interest income was $459 million, compared to $436 million during the nine months ended September 26, 2014, an increase of $23 million. The increase primarily reflects higher cash balances and higher average interest rates in certain of our international locations, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
Interest Expense
During the three months ended October 2, 2015, interest expense was $138 million, compared to $113 million during the three months ended September 26, 2014, an increase of $25 million. During the nine months ended October 2, 2015, interest expense was $713 million, compared to $344 million during the nine months ended September 26, 2014, an increase of $369 million. This increase during the nine months ended October 2, 2015 is primarily due to charges of $320 million the Company recorded on the early extinguishment of certain long-term debt. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.

Equity Income (Loss) — Net
Three Months Ended October 2, 2015 versus Three Months Ended September 26, 2014
During the three months ended October 2, 2015, equity income was $200 million, compared to $205 million during the three months ended September 26, 2014, a decrease of $5 million.
The Company recorded a net gain of $3 million and a net charge of $8 million in the line item equity income (loss) — net during the three months ended October 2, 2015 and September 26, 2014, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees.
Nine Months Ended October 2, 2015 versus Nine Months Ended September 26, 2014
During the nine months ended October 2, 2015, equity income was $402 million, compared to equity income of $530 million during the nine months ended September 26, 2014, a decrease of $128 million. This decrease reflects, among other items, the unfavorable impact of the challenging economic conditions around the world where many of our equity method investees operate and fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
The Company recorded net charges of $79 million and $41 million in the line item equity income (loss) — net during the nine months ended October 2, 2015 and September 26, 2014, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to the remeasurement of its Venezuelan subsidiary's net monetary assets into U.S. dollars using the new open market exchange system rate. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation.
Other Income (Loss) — Net
Three Months Ended October 2, 2015 versus Three Months Ended September 26, 2014
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
During the three months ended October 2, 2015, other income (loss) — net was a loss of $871 million. This loss included a $794 million charge the Company recorded primarily due to the refranchising of certain territories in North America, net foreign currency exchange losses of $65 million, and net losses of $16 million related to trading securities and available-for-sale securities. None of the other items included in other income (loss) — net during the three months ended October 2, 2015, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising and the Monster Transaction.
During the three months ended September 26, 2014, other income (loss) — net was a loss of $312 million. This loss included net foreign currency exchange losses of $84 million and a charge of $270 million the Company recorded due to the refranchising of certain territories in North America. These charges were partially offset by net gains of $24 million related to trading securities and available-for-sale securities and dividend income of $15 million. None of the other items included in other income (loss) — net during the three months ended September 26, 2014, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising.

Nine Months Ended October 2, 2015 versus Nine Months Ended September 26, 2014
During the nine months ended October 2, 2015, other income (loss) — net was income of $709 million. This income included a net gain of $1,402 million as a result of our transaction with Monster, primarily due to the difference in the recorded carrying value of the assets transferred, including an allocated portion of goodwill, compared to the value of the total assets and business acquired. Other income (loss) — net also included net foreign currency exchange gains of $134 million and dividend income of $70 million. This income was partially offset by charges of $827 million due to refranchising activities in North America and net losses of $46 million related to trading securities and available-for-sale securities. The net foreign currency exchange gains included a gain of $277 million associated with our euro-denominated debt partially offset by a charge of $27 million due to the initial remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. The Company determined that based on its economic circumstances, the SIMADI rate best represented the applicable rate at which future transactions could be settled, including the payment of dividends. As such, the Company remeasured the net assets related to its operations in Venezuela using the current SIMADI rate. None of the other items included in other income (loss) — net during the nine months ended October 2, 2015, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster Transaction and North America refranchising. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the charge due to the change in Venezuelan exchange rates.
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
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the Internal Revenue Service for the tax years 2007 through 2009, after a five-year audit. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements.
The Company recorded income tax expense of $272 million (15.8 percent effective tax rate) and $538 million (20.2 percent effective tax rate) during the three months ended October 2, 2015 and September 26, 2014, respectively. The Company recorded income tax expense of $1,937 million (24.0 percent effective tax rate) and $1,896 million (23.0 percent effective tax rate) during the nine months ended October 2, 2015 and September 26, 2014, respectively.

The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	October 2, 2015		September 26, 2014		October 2, 2015		September 26, 2014
Productivity and reinvestment program	$(49)	[1]	$(30)	[9]	$(124)	[1]	$(96)	[9]
Other productivity, integration and restructuring initiatives	—	[2]	—	[10]	—	[2]	—	[10]
Transaction gains and losses	(291)	[3]	(96)	[11]	173	[4]	(147)	[12]
Certain tax matters	(6)	[5]	(29)	[13]	(6)	[6]	2	[13]
Other — net	—	[7]	(2)	[14]	(168)	[8]	6	[15]

[1]
Related to charges of $141 million and $323 million during the three and nine months ended October 2, 2015, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $75 million and $204 million during the three and nine months ended October 2, 2015, respectively. These charges were due to the integration of our German bottling operations. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to a net charge of $859 million that included $815 million in charges primarily due to the refranchising of certain territories in North America and a $38 million charge due to the impairment of one of the trademarks included in the glacéau portfolio. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to a net gain of $102 million that primarily consisted of a $1,402 million net gain related to the Monster Transaction, partially offset by a $418 million charge due to the impairment of one of the trademarks included in the glacéau portfolio, $848 million of charges primarily due to the refranchising of certain territories in North America, a $6 million additional charge related to the sale of a portion of our equity investment in a Brazilian bottling entity and a $19 million charge related to the remeasurement of our equity interest in a South African bottler to fair value. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[5]
Primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[6]
Primarily related to prior year audit settlements and amounts to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in the uncertain tax positions were individually insignificant.

[7]
Related to charges of $1 million that primarily included a $3 million impairment of a Venezuelan trademark and a $3 million gain due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[8]
Related to charges of $639 million that primarily consisted of a $100 million cash donation to The Coca-Cola Foundation, $320 million associated with the early extinguishment of long-term debt, $27 million due to the remeasurement of the net monetary assets of our Venezeulan subsidiary into U.S. dollars using the SIMADI exchange rate, $111 million due to the write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark, and $79 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1, Note 6 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[9]
Related to charges of $84 million and $259 million during the three and nine months ended September 26, 2014, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[10]
Related to charges of $34 million and $142 million during the three and nine months ended September 26, 2014, respectively. These charges were due to the integration of our German bottling operations. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[11]	Related to charges of $277 million including $270 million due to refranchising certain North America territories. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

[12]	Related to charges of $417 million including $410 million due to refranchising certain North America territories. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

[13]
Primarily related to prior year audit settlements and amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, of which the components of the net change were individually insignificant.

[14]
Related to charges of $14 million that primarily consisted of $5 million due to the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner, and $8 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10 of Notes to Condensed Consolidated Financial Statements.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations throughout the remainder of 2015. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $8,090 million in lines of credit available for general corporate purposes as of October 2, 2015. These backup lines of credit expire at various times between 2015 and 2019.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the nine months ended October 2, 2015. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $19.7 billion as of October 2, 2015. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from these locations. The Company's subsidiaries in Argentina and Venezuela held $346 million and $14 million, respectively, of cash, cash equivalents, short-term investments and marketable securities as of October 2, 2015. See further discussion of the Venezuela markets in the "Foreign Exchange" section below.
Net operating revenues in the United States were $15.5 billion for the nine months ended October 2, 2015, or 45 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of domestic debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended October 2, 2015 and September 26, 2014, was $8,390 million and $7,979 million, respectively, an increase of $411 million. This increase primarily reflects the efficient management of working capital and the impact of six additional days during the first quarter of 2015, partially offset by an unfavorable impact from currency exchange rates.

Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended October 2, 2015 and September 26, 2014, was $5,413 million and $6,558 million, respectively, a decrease of $1,145 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the nine months ended October 2, 2015, purchases of investments were $12,006 million and proceeds from disposals of investments were $10,403 million, resulting in a net cash outflow of $1,603 million. During the nine months ended September 26, 2014, purchases of investments were $14,098 million and proceeds from disposals of investments were $9,558 million, resulting in a net cash outflow of $4,540 million. The purchases during the nine months ended October 2, 2015 and September 26, 2014, included the Company's acquisition of shares in Keurig. The remaining activity primarily represents the purchases of and proceeds from short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on our investment in Keurig.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended October 2, 2015, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $2,489 million, which primarily included our equity investments in Monster, Indonesian bottling operations and South African bottling operations. During the nine months ended September 26, 2014, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $343 million, which primarily included a joint investment with one of our bottling partners in a dairy company in Ecuador, which is accounted for under the equity method of accounting. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the transactions during the nine months ended October 2, 2015.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended October 2, 2015, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $416 million, which included cash received as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest. The proceeds from disposals of businesses, equity method investments and nonmarketable securities during the nine months ended October 2, 2015 also included the proceeds from the sale of the Company's distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, to certain unconsolidated bottling partners as part of the North America refranchising. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on these transactions. During the nine months ended September 26, 2014, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $73 million, which represented proceeds from the sale of the Company's distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, to certain unconsolidated bottling partners as part of the North America refranchising.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the nine months ended October 2, 2015, were $1,620 million. The Company currently expects our 2015 full year capital expenditures to be approximately $2.5 billion to $3.0 billion, primarily in our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the nine months ended September 26, 2014, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $1,468 million.
Other Investing Activities
During the nine months ended October 2, 2015, cash used in other investing activities included a $530 million payment related to the Monster Transaction, partially offset by the cash flow impact of the Company's derivative contracts designated as net investment hedges. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster Transaction and Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's derivative contracts designated as net investment hedges.

Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances and share repurchases. Net cash used in financing activities totaled $1,178 million and $196 million during the nine months ended October 2, 2015 and September 26, 2014, respectively.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the nine months ended October 2, 2015, the Company had issuances of debt of $34,298 million, which included $55 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $23,714 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $10,529 million, net of related discounts, premiums and issuance costs. Refer below for additional details on our long-term debt issuances.
The Company made payments of debt of $30,159 million during the nine months ended October 2, 2015, which included $25,342 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $4,817 million, which included the retirement of certain long-term debt.
During the nine months ended October 2, 2015, the Company issued SFr1,325 million and €8,500 million of long-term debt. The carrying value of this debt as of October 2, 2015 was $10,887 million. The general terms of the notes issued are as follows:

•	SFr200 million total principal amount of notes due October 2, 2017, at a fixed interest rate of 0.00 percent;

•	SFr550 million total principal amount of notes due December 22, 2022, at a fixed interest rate of 0.25 percent;

•	SFr575 million total principal amount of notes due October 2, 2028, at a fixed interest rate of 1.00 percent;

•	€2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.15 percent;

•	€2,000 million total principal amount of notes due September 9, 2019, at a variable interest rate equal to the three-month EURIBOR plus 0.23 percent;

•	€1,500 million total principal amount of notes due March 9, 2023, at a fixed interest rate of 0.75 percent;

•	€1,500 million total principal amount of notes due March 9, 2027, at a fixed interest rate of 1.125 percent; and

•	€1,500 million total principal amount of notes due March 9, 2035, at a fixed interest rate of 1.625 percent.
During the nine months ended October 2, 2015, the Company retired $2,500 million of long-term debt upon maturity. The Company also extinguished $2,039 million of long-term debt prior to maturity, incurring associated charges of $320 million recorded in the line item interest expense in our condensed consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. The general terms of the notes that were extinguished are as follows:

•	$1,148 million total principal amount of notes due November 15, 2017, at a fixed interest rate of 5.35 percent; and

•	$891 million total principal amount of notes due March 15, 2019, at a fixed interest rate of 4.875 percent.
As of October 2, 2015, the carrying value of the Company's long-term debt included $424 million of fair value adjustments related to the debt assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 20 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
On October 27, 2015, the Company issued $4,000 million of long-term debt. The general terms of the notes issued are as follows:

•	$750 million total principal amount of notes due October 27, 2017, at a fixed interest rate of 0.875 percent;

•	$1,500 million total principal amount of notes due October 27, 2020, at a fixed interest rate of 1.875 percent; and

•	$1,750 million total principal amount of notes due October 27, 2025, at a fixed interest rate of 2.875 percent.

During the nine months ended September 26, 2014, the Company had issuances of debt of $33,292 million, which included $187 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $29,545 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $3,560 million, net of related discounts and issuance costs. The long-term debt issuances included the following:

•	$1,000 million total principal amount of notes which are due September 1, 2015, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 0.01 percent;

•	$1,015 million total principal amount of euro notes due September 22, 2022, at a fixed interest rate of 1.125 percent; and

•	$1,522 million total principal amount of euro notes due September 22, 2026, at a fixed interest rate of 1.875 percent.
The Company made payments of debt of $28,494 million during the nine months ended September 26, 2014, which included
$27,461 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,033 million, which included the retirement of $1,000 million of long-term debt upon maturity.
Issuances of Stock
During the nine months ended October 2, 2015, the Company received cash proceeds from issuances of stock of $732 million, a decrease of $326 million when compared to cash proceeds of $1,058 million from stock issuances during the nine months ended September 26, 2014. This decrease is primarily due to a reduction in the exercise of stock options by Company employees.
Share Repurchases
During the nine months ended October 2, 2015, the Company repurchased 49.3 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $40.49 per share, for a total cost of $1,997 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $1,966 million during the nine months ended October 2, 2015. The total cash outflow for treasury stock during the first nine months of 2015 includes treasury stock that was purchased and settled during the nine months ended October 2, 2015, as well as stock purchased in December 2014 that settled in early 2015; however, it does not include treasury stock that was purchased but did not settle during the nine months ended October 2, 2015. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the nine months ended October 2, 2015, resulted in a net cash outflow of $1,234 million. During 2015, the Company expects to purchase between $2.0 billion and $2.5 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.
During the nine months ended September 26, 2014, the Company repurchased 71.4 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $40.42 per share, for a total cost of $2,887 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the nine months ended September 26, 2014, was $2,963 million. The total cash outflow for treasury stock during the first six months of 2014 includes treasury stock that was purchased and settled during the nine months ended September 26, 2014, as well as stock purchased in December 2013 that settled in early 2014; however, it does not include treasury stock that was purchased but did not settle during the nine months ended September 26, 2014. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the nine months ended September 26, 2014, resulted in a net cash outflow of $1,905 million.
Dividends
The Company paid dividends of $4,313 million and $2,680 million during the nine months ended October 2, 2015 and September 26, 2014, respectively. As a result of timing, the Company only paid two quarters of dividends during the nine months ended September 26, 2014.
Our Board of Directors approved the Company's regular quarterly dividend of $0.33 per share at its October 2015 meeting. This dividend is payable on December 15, 2015, to shareowners of record as of December 1, 2015.

Other Financing Activities
During the nine months ended October 2, 2015, the Company's other financing activities included cash collateral collected from certain counterparties in connection with our derivative financial instruments. See Note 5 and Note 14 of Notes to Condensed Consolidated Financial Statements. During the nine months ended September 26, 2014, the Company paid $503 million to purchase the remaining outstanding shares of our German bottling operations. See Note 2 of Notes to Condensed Consolidated Financial Statements.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three months ended October 2, 2015, by 12 percent. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have an unfavorable impact on our results through the end of the year.
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
We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela. As a result of the Company's revised expectations regarding the convertibility of the local currency, we recognized impairment charges of $3 million and $55 million during the three and nine months ended October 2, 2015, respectively, recorded in the line item other operating charges in our condensed consolidated statements of income.

As of October 2, 2015, the combined value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $97 million. Included in this combined value is $14 million of cash and cash equivalents. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion. If the bolivar devalues further, it would likely result in our Company recognizing additional foreign currency exchange losses, write-downs of receivables or impairment charges, and our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.
Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	October 2, 2015	December 31, 2014	Increase (Decrease)		Percent Change
Cash and cash equivalents	$9,983	$8,958	$1,025		11%
Short-term investments	9,177	9,052	125		1
Marketable securities	3,614	3,665	(51)		(1)
Trade accounts receivable — net	4,028	4,466	(438)		(10)
Inventories	2,910	3,100	(190)		(6)
Prepaid expenses and other assets	3,029	3,066	(37)		(1)
Assets held for sale	3,853	679	3,174		467
Equity method investments	12,504	9,947	2,557		26
Other investments	2,430	3,678	(1,248)		(34)
Other assets	4,446	4,407	39		1
Property, plant and equipment — net	12,615	14,633	(2,018)		(14)
Trademarks with indefinite lives	6,032	6,533	(501)		(8)
Bottlers' franchise rights with indefinite lives	6,133	6,689	(556)		(8)
Goodwill	11,357	12,100	(743)		(6)
Other intangible assets	897	1,050	(153)		(15)
Total assets	$93,008	$92,023	$985		1%
Accounts payable and accrued expenses	$9,877	$9,234	$643		7%
Loans and notes payable	17,545	19,130	(1,585)		(8)
Current maturities of long-term debt	2,692	3,552	(860)		(24)
Accrued income taxes	383	400	(17)		(4)
Liabilities held for sale	1,048	58	990		1,707
Long-term debt	25,949	19,063	6,886		36
Other liabilities	4,194	4,389	(195)		(4)
Deferred income taxes	5,053	5,636	(583)		(10)
Total liabilities	$66,741	$61,462	$5,279		9%
Net assets	$26,267	$30,561	$(4,294)	[1]	(14)%
1 Includes a decrease in net assets of $3,544 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•
Assets held for sale increased $3,174 million and liabilities held for sale increased $990 million primarily due to certain North American territories and the Company's German bottling operations being classified as held for sale. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Equity method investments increased $2,557 million primarily due to our investments in Monster and a bottling partner in Indonesia. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Other investments decreased $1,248 million primarily due to the fair value adjustment related to the Company's investment in Keurig, which is accounted for as an available-for-sale security. Refer to the heading "Critical Accounting Policies and Estimates" above for additional information.

•
Property, plant and equipment — net decreased $2,018 million, primarily due to the Company's German bottling operations and certain North American territories being classified as held for sale. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Trademarks with indefinite lives decreased $501 million primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Bottlers' franchise rights with indefinite lives decreased $556 million primarily due to certain North American territories and the Company's German bottling operations being classified as held for sale. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Goodwill decreased $743 million primarily due to the Company's German bottling operations and certain North American territories being classified as held for sale. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Accounts payable and accrued expenses increased $643 million due to the extension of payment terms with certain suppliers primarily in North America and an increase in marketing accruals, partially offset by the reclassification of the Company's German bottling operations' accounts payable and accrued expenses to liabilities held for sale.

•
Loans and notes payable decreased $1,585 million and current maturities of long-term debt decreased $860 million, primarily due to the payments related to commercial paper and the retirement of $2,500 million of long-term debt during the nine months ended October 2, 2015.

•
Long-term debt increased $6,886 million primarily due to the issuances of the Company's Swiss franc-denominated and euro-denominated debt, partially offset by the early extinguishment of debt during the nine months ended October 2, 2015. Refer to the heading "Cash Flows from Financing Activities" above and Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Deferred income taxes decreased $583 million, primarily due to the Company's German bottling operations and certain North American territories being classified as held for sale. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 2, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended October 2, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2014. The following updates and restates the description of the previously reported Atlanta Syrup Plant environmental matter to reflect developments and describes a new matter that arose during the three months ended October 2, 2015.
Environmental Matter
The Company's Atlanta Syrup Plant (“ASP”) discharges wastewater to a City of Atlanta wastewater treatment works pursuant to a government-issued permit under the U.S. Clean Water Act and related state and local laws and regulations. The Company became aware that wastewater-related reports filed by ASP with regulators may contain certain inaccurate information and in November 2012 made self-disclosure to the City of Atlanta regarding the matter as required by applicable law. As a result, regulatory authorities sought monetary and/or other sanctions against the Company. In August 2015, the Company reached a settlement with the regulatory authorities regarding this matter under which it paid to the City of Atlanta a negotiated settlement amount of $325,500 and agreed to upgrade the wastewater treatment system at ASP. The Company considers this matter concluded.

U.S. Federal Income Tax Dispute
On September 17, 2015, the Company received a Statutory Notice of Deficiency ("Notice") from the Internal Revenue Service ("IRS") for the tax years 2007 through 2009, after a five-year audit. In the Notice, the IRS claims that the Company’s United States taxable income should be increased by an amount that creates a potential additional federal income tax liability of approximately $3.3 billion for the period, plus interest. No penalties were asserted. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing and promotion of products in overseas markets.
The Company has followed the same transfer pricing methodology for these licenses since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provides prospective penalty protection as long as the Company follows the prescribed methodology, and the Company has continued to abide by its terms for all subsequent years. The Company’s compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
The IRS provided the Company no economist’s report or other detailed explanation for the asserted adjustments until approximately two weeks before the issuance of the Notice. The Company has also been notified by the IRS that this matter has been designated for litigation. Therefore, the Company will be prevented from pursuing any administrative settlement at IRS Appeals or under the IRS Advanced Pricing and Mutual Agreement Program.
The Company firmly believes that the assessments are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. Initially, the Company expects to file a petition in the United States Tax Court challenging the Notice. The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended October 2, 2015, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
July 4, 2015 through July 31, 2015	1,393,820	$40.58	1,376,777	291,008,892
August 1, 2015 through August 28, 2015	6,269,019	$39.77	6,234,743	284,774,149
August 29, 2015 through October 2, 2015	10,580,998	$39.10	10,580,998	274,193,151
Total	18,243,837	$39.44	18,192,518
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below; and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 17,043 shares, 34,276 shares and zero shares for the fiscal months of July, August and September 2015, respectively.
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

3.2	By-Laws of the Company, as amended and restated through September 2, 2015 — incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on September 3, 2015.
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

4.10	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.11	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.12	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.13	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.14	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.15	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.16	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.17	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.18	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.19	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.20	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.

4.21	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.22	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.23	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.24	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.25	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.26	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
10.1	Letter, dated August 12, 2015, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2015.
10.2
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Ahmet C. Bozer, dated August 12, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 13, 2015.

12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended October 2, 2015 and September 26, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 2, 2015 and September 26, 2014, (iii) Condensed Consolidated Balance Sheets as of October 2, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2015 and September 26, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ LARRY M. MARK
Date:	October 28, 2015	Larry M. Mark Vice President and Controller (As Principal Accounting Officer)

/s/ MARK RANDAZZA
Date:	October 28, 2015	Mark Randazza Vice President and Assistant Controller (On behalf of the Registrant)

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

3.2	By-Laws of the Company, as amended and restated through September 2, 2015 — incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on September 3, 2015.
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

4.10	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.11	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.12	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.13	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.14	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.15	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.16	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.17	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.18	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.19	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.

4.20	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.21	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.22	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.23	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.24	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.25	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.26	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
10.1	Letter, dated August 12, 2015, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2015.
10.2
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Ahmet C. Bozer, dated August 12, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 13, 2015.

12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended October 2, 2015 and September 26, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 2, 2015 and September 26, 2014, (iii) Condensed Consolidated Balance Sheets as of October 2, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2015 and September 26, 2014, and (v) Notes to Condensed Consolidated Financial Statements.