Form 10-K
period 2015-12-31
COCA COLA CO
filed 2016-02-25
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-02217
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-0628465 (IRS Employer Identification No.)
One Coca-Cola Plaza Atlanta, Georgia (Address of principal executive offices)	30313 (Zip Code)
Registrant's telephone number, including area code: (404) 676-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.25 Par Value	New York Stock Exchange
Floating Rate Notes Due 2017	New York Stock Exchange
Floating Rate Notes Due 2019	New York Stock Exchange
1.125% Notes Due 2022	New York Stock Exchange
0.75% Notes Due 2023	New York Stock Exchange
1.875% Notes Due 2026	New York Stock Exchange
1.125% Notes Due 2027	New York Stock Exchange
1.625% Notes Due 2035	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of July 3, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, was $170,318,198,405 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant's Common Stock as of February 22, 2016, was 4,329,497,778.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 27, 2016, are incorporated by reference in Part III.

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
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations as well as independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for more than 1.9 billion of the approximately 58 billion servings of all beverages consumed worldwide every day.
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

Operating Segments
The Company's operating structure is the basis for our internal financial reporting. As of December 31, 2015, our operating structure included the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups":

•	Eurasia and Africa

•	Europe

•	Latin America

•	North America

•	Asia Pacific

•	Bottling Investments

•	Corporate
Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis. Effective January 1, 2016, we transferred Coca-Cola Refreshments' ("CCR") bottling and associated supply chain operations in the United States and Canada from our North America segment to our Bottling Investments segment.
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

•
"Company Trademark Beverages" means beverages bearing our trademarks and certain other beverage products bearing trademarks licensed to us by third parties for which we provide marketing support and from the sale of which we derive economic benefit; and

•
"Trademark Coca-Cola Beverages" or "Trademark Coca-Cola" means beverages bearing the trademark Coca-Cola or any trademark that includes Coca-Cola or Coke (that is, Coca-Cola, Coca-Cola Life, Diet Coke and Coca-Cola Zero and all their variations and any line extensions, including Coca-Cola Light, caffeine free Diet Coke, Cherry Coke, etc.). Likewise, when we use the capitalized word "Trademark" together with the name of one of our other beverage products (such as "Trademark Fanta," "Trademark Sprite" or "Trademark Simply"), we mean beverages bearing the indicated trademark (that is, Fanta, Sprite or Simply, respectively) and all its variations and line extensions (such that "Trademark Fanta" includes Fanta Orange, Fanta Zero Orange, Fanta Apple, etc.; "Trademark Sprite" includes Sprite, Diet Sprite, Sprite Zero, Sprite Light, etc.; and "Trademark Simply" includes Simply Orange, Simply Apple, Simply Grapefruit, etc.).

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
We own numerous valuable nonalcoholic beverage brands, including the following:

Coca-Cola	Minute Maid	Aquarius	Bonaqua/Bonaqa
Diet Coke/Coca-Cola Light	Georgia[1]	Minute Maid Pulpy[4]	Gold Peak[6]
Coca-Cola Zero	Powerade	Dasani	FUZE TEA[7]
Fanta	Del Valle[2]	Simply[5]	Glacéau Smartwater[8]
Sprite	Schweppes[3]	Glacéau Vitaminwater	Ice Dew[9]

[1]	Georgia is primarily a coffee brand sold mainly in Japan.

[2]	We manufacture, market and sell juices and juice drinks under the Del Valle trademark primarily in Mexico and Brazil through joint ventures with our bottling partners.

[3]	Schweppes is owned by the Company in certain countries other than the United States.

[4]	Minute Maid Pulpy is a juice drink brand sold primarily in Asia Pacific.

[5]	Simply is a juice and juice drink brand sold in North America.

[6]	Gold Peak is primarily a tea brand sold in North America.

[7]	FUZE TEA is a brand sold outside of North America.

[8]	Glacéau Smartwater is a vapor-distilled water with added electrolytes which is sold mainly in North America and Great Britain.

[9]	Ice Dew is a water brand sold in China.

In addition to the beverage brands we own, we also provide marketing support and otherwise participate in the sales of other nonalcoholic beverage brands through licenses, joint ventures and strategic partnerships, including, but not limited to, the following:

•
We and certain of our bottlers distribute certain brands of Monster Beverage Corporation ("Monster"), primarily Monster Energy, in designated territories in the United States, Canada and other international territories pursuant to distribution coordination agreements between the Company and Monster and related distribution agreements between Monster and Company-owned or -controlled bottling operations, including CCR, and independent bottling and distribution partners.

•
We produce and/or distribute certain other third-party brands, including brands owned by Dr Pepper Snapple Group, Inc. ("DPSG"), which we produce and distribute in designated territories in the United States and Canada pursuant to license agreements with DPSG.

•
We have a strategic partnership with Aujan Industries Company J.S.C. ("Aujan"), one of the largest independent beverage companies in the Middle East. We own 50 percent of the entity that holds the rights in certain territories to brands produced and distributed by Aujan, including Rani, a juice brand, and Barbican, a flavored malt beverage brand.

•
We have a joint venture with Nestlé S.A. ("Nestlé") named Beverage Partners Worldwide ("BPW") which markets and distributes Nestea products in Europe and Canada under agreements with our bottlers. The Nestea trademark is owned by Société des Produits Nestlé S.A.

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
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings), and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners ("Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates and syrups (in all instances expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates or syrups may give rise to differences between unit case volume and concentrate sales volume growth rates.
Distribution System and Bottler's Agreements
We make our branded beverage products available to consumers in more than 200 countries through our network of Company-owned or -controlled bottling and distribution operations, independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Consumers enjoy finished beverage products bearing trademarks owned by or licensed to us at a rate of more than 1.9 billion servings each day. We continue to expand our marketing presence in an effort to increase our unit case volume and net operating revenues in developed, developing and emerging markets. Our strong and stable system helps us to capture growth by manufacturing, distributing and marketing existing, enhanced and new innovative products to our consumers throughout the world.

The Coca-Cola system sold 29.2 billion, 28.6 billion and 28.2 billion unit cases of our products in 2015, 2014 and 2013, respectively. The unit case volume for 2015 and 2014 reflects the impact of the transfer of distribution rights with respect to non-Company-owned brands that were previously licensed to us in North American refranchised territories and the discontinuance of certain brands owned by our Russian juice company in connection with the transition in 2014 of our Russian juice operations to an existing joint venture with an unconsolidated bottling partner (for information about these structural changes, refer to the heading "Operations Review — Structural Changes, Acquired Brands and Newly Licensed Brands" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report). The Company eliminated the unit case volume related to these structural changes from the base year, as applicable, when calculating 2015 versus 2014 and 2014 versus 2013 unit case volume growth rates. Sparkling beverages represented 73 percent, 73 percent and 74 percent of our worldwide unit case volume for 2015, 2014 and 2013, respectively. Trademark Coca-Cola Beverages accounted for 46 percent, 46 percent and 47 percent of our worldwide unit case volume for 2015, 2014 and 2013, respectively.
In 2015, unit case volume in the United States ("U.S. unit case volume") represented 19 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume for 2015, 67 percent was attributable to sparkling beverages and 33 percent to still beverages. Trademark Coca-Cola Beverages accounted for 44 percent of U.S. unit case volume for 2015.
Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for 2015. The countries outside the United States in which our unit case volumes were the largest in 2015 were Mexico, China, Brazil and Japan, which together accounted for 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume for 2015, 74 percent was attributable to sparkling beverages and 26 percent to still beverages. Trademark Coca-Cola Beverages accounted for 46 percent of non-U.S. unit case volume for 2015.
Our five largest independent bottling partners based on unit case volume in 2015 were:

•
Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), which has bottling and distribution operations in a substantial portion of central Mexico, including Mexico City, and the southeast and northeast of Mexico, including the Gulf region; Guatemala City and the surrounding areas in Guatemala; Nicaragua (nationwide); Costa Rica (nationwide); Panama (nationwide); most of Colombia; Venezuela (nationwide); a major part of the states of São Paulo and Minas Gerais, the states of Paraná and Mato Grosso do Sul and part of the states of Rio de Janeiro and Goiás in Brazil; Buenos Aires and surrounding areas in Argentina; and the Philippines (nationwide);

•
Coca-Cola HBC AG ("Coca-Cola Hellenic"), which has bottling and distribution operations in Armenia, Austria, Belarus, Bosnia-Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Estonia, the Former Yugoslav Republic of Macedonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Montenegro, Nigeria, Northern Ireland, Poland, Republic of Ireland, Romania, Russia, Serbia, Slovakia, Slovenia, Switzerland and Ukraine;

•	Arca Continental, S.A.B. de C.V., which has bottling and distribution operations in northern and western Mexico, northern Argentina, Ecuador and Peru;

•	Coca-Cola Enterprises, Inc. ("CCE"), which has bottling and distribution operations in Belgium, continental France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway and Sweden; and

•
Coca-Cola İçecek A.Ş., which has bottling and distribution operations in Turkey, Pakistan, Kazakhstan, Azerbaijan, Kyrgyzstan, Turkmenistan, Jordan, Iraq and Tajikistan and distribution operations in Syria.

In 2015, these five bottling partners combined represented 34 percent of our total unit case volume.
Being a bottler does not create a legal partnership or joint venture between us and our bottlers. Our bottlers are independent contractors and are not our agents.
Bottler's Agreements
We have separate contracts ("Bottler's Agreements") with each of our bottling partners regarding the manufacture and sale of Company products. Subject to specified terms and conditions and certain variations, the Bottler’s Agreements generally authorize the bottlers to prepare specified Company Trademark Beverages, to package the same in authorized containers, and to distribute and sell the same in (but, subject to applicable local law, generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or Company-authorized suppliers. We typically agree to refrain from selling or distributing, or from authorizing third parties to sell or distribute, the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, we typically reserve for ourselves or our designee the right (1) to prepare and package such Company Trademark Beverages in such containers in the territory for sale outside the territory, (2) to prepare, package, distribute and sell such Company Trademark Beverages in the territory in any other manner or form (territorial restrictions on bottlers vary in some cases in accordance with local law), and (3) to handle certain key accounts (accounts that cover multiple territories).
While under most of our Bottler's Agreements we generally have complete flexibility to determine the price and other terms of sale of the concentrates and syrups we sell to our bottlers, as a practical matter, our Company's ability to exercise its contractual flexibility to determine the price and other terms of sale of its syrups, concentrates and finished beverages is subject, both outside and within the United States, to competitive market conditions. In addition, in some instances we have agreed or may in the future agree with a bottler with respect to concentrate pricing on a prospective basis for specified time periods. Also, in some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned incentives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with our bottling partners to develop and implement an incidence-based pricing model for sparkling and still beverages. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products are sold and package mix.
Under our Bottler's Agreements, in most cases, we have no obligation to provide marketing support to the bottlers. Nevertheless, we may, at our discretion, contribute toward bottler expenditures for advertising and marketing. We may also elect to undertake independent or cooperative advertising and marketing activities.
As further discussed below, our Bottler's Agreements for territories outside of the United States differ in some respects from our Bottler's Agreements for territories within the United States.
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
Bottler's Agreements Within the United States
During the year ended December 31, 2015, our Company-owned operations manufactured, sold and distributed 82 percent of our U.S. unit case volume. The discussion below relates to Bottler's Agreements and other contracts for territories in the United States that are not covered by Company-owned operations.
In the United States, certain Bottler's Agreements for Trademark Coca-Cola Beverages and other cola-flavored beverages have no stated expiration date. Our standard contracts for other sparkling beverage flavors and for still beverages are of stated duration, subject to bottler renewal rights. The Bottler's Agreements in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default that may vary from contract to contract.
Under the terms of the Bottler's Agreements, bottlers in the United States generally are not authorized to manufacture fountain syrups. Rather, in the United States, our Company manufactures and sells fountain syrups to authorized fountain wholesalers (including certain authorized bottlers) and some fountain retailers. These wholesalers in turn sell the syrups or deliver them on our behalf to restaurants and other retailers.
Certain Bottler's Agreements, entered into prior to 1987, provide for concentrates or syrups for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages to be priced pursuant to a stated formula. Bottlers that accounted for 6.9 percent of U.S. unit case volume in 2015 have contracts for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages with pricing formulas that generally provide for a baseline price. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. Bottlers that accounted for 0.3 percent of U.S. unit case volume in 2015 operate under our oldest form of contract, which provides for a fixed price for Coca-Cola syrup used in bottles and cans. This price is subject to quarterly adjustments to reflect changes in the quoted price of sugar.

In conjunction with implementing a new beverage partnership model in North America, the Company has entered into comprehensive beverage agreements ("CBAs") with certain bottling partners pursuant to which we granted to these bottlers certain exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products as defined by the CBA. In some cases, the Company has entered into, or agreed to enter into, manufacturing agreements that authorize certain bottlers that have executed CBAs to manufacture certain beverage products. If a bottler has not entered into a specific manufacturing agreement, then under the CBA for the applicable territories, CCR retains the rights to produce these beverage products and the bottlers will purchase from CCR (or other Company-authorized manufacturing bottlers) substantially all of the related finished products needed in order to service the customers in these territories. Each CBA generally has a term of 10 years and is renewable, in most cases by the bottler and in some cases by the Company, indefinitely for successive additional terms of 10 years each. Under the CBA, each bottler will make ongoing quarterly payments to CCR based on its gross profit in the refranchised territories throughout the term of the CBA, including renewals, in exchange for the grant of the exclusive territory rights. For more information about the North America refranchising transactions, refer to Note 2 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report.
Promotions and Marketing Programs
In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing services and/or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottling or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist the bottlers. Likewise, in many instances, we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount of funds provided by our Company to bottlers, resellers or other customers of our Company's products, principally for participation in promotional and marketing programs, was $6.8 billion in 2015.
Investments in Bottling Operations
Most of our branded beverage products are manufactured, sold and distributed by independent bottling partners. However, from time to time we acquire or take control of bottling operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. Owning such a controlling interest enables us to compensate for limited local resources; help focus the bottler's sales and marketing programs; assist in the development of the bottler's business and information systems; and establish an appropriate capital structure for the bottler. In line with our long-term bottling strategy, we may periodically consider options for divesting or reducing our ownership interest in a Company-owned or -controlled bottler, typically by selling our interest in a particular bottling operation to an independent bottler to improve Coca-Cola system efficiency. When we sell our interest in a bottling operation to one of our other bottling partners in which we have an equity method investment, our Company continues to participate in the bottler's results of operations through our share of the equity method investee's earnings or losses.
In addition, from time to time we make equity investments representing noncontrolling interests in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola system's production, marketing, sales and distribution capabilities around the world by providing expertise and resources to strengthen those businesses. These investments are intended to result in increases in unit case volume, net revenues and profits at the bottler level, which in turn generate increased concentrate sales for our Company's concentrate and syrup business. When this occurs, both we and our bottling partners benefit from long-term growth in volume and improved cash flows. When our equity investment provides us with the ability to exercise significant influence over the investee bottler's operating and financial policies, we account for the investment under the equity method, and we sometimes refer to such a bottler as an "equity method investee bottler" or "equity method investee."
Our equity method investee bottlers include Coca-Cola FEMSA, in which as of December 31, 2015, we had an equity ownership interest of 28 percent, Coca-Cola Hellenic, in which as of December 31, 2015, we had an equity ownership interest of 24 percent, and Coca-Cola İçecek A.Ş., in which as of December 31, 2015, we had an equity ownership interest of 20 percent.

Seasonality
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Competition
The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. These include companies that, like our Company, compete in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling beverages; various water products, including packaged, flavored and enhanced waters; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy and sports and other performance-enhancing drinks; filtered milk and other dairy-based drinks; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and other than ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc. ("PepsiCo"), is one of our primary competitors. Other significant competitors include, but are not limited to, Nestlé, DPSG, Groupe Danone, Mondelēz International, Inc. ("Mondelēz"), Kraft Foods Group, Inc. ("Kraft"), Suntory Beverage & Food Limited ("Suntory") and Unilever. In certain markets, our competition also includes beer companies. We also compete against numerous regional and local companies and, in some markets, against retailers that have developed their own store or private label beverage brands.
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
The principal non-nutritive sweeteners we use in our business are aspartame, acesulfame potassium, saccharin, cyclamate, sucralose and a sweetener derived from the stevia plant. Generally, these raw materials are readily available from numerous sources. However, our Company purchases aspartame, an important non-nutritive sweetener that is used alone or in combination with other important non-nutritive sweeteners such as saccharin or acesulfame potassium in our low- and no-calorie sparkling beverage products, primarily from Ajinomoto Co., Inc. and SinoSweet Co., Ltd., which we consider to be our primary sources for the supply of this product. Our Company generally has not experienced difficulties in obtaining its requirements for non-nutritive sweeteners and we do not anticipate such difficulties in the future. We work closely with Tate & Lyle PLC, our primary sucralose supplier, to maintain continuity of supply.

Juice and juice concentrate from various fruits, particularly orange juice and orange juice concentrate, are the principal raw materials for our juice and juice drink products. We source our orange juice and orange juice concentrate primarily from Florida and the Southern Hemisphere (particularly Brazil). We work closely with Cutrale Citrus Juices U.S.A., Inc., our primary supplier of orange juice from Florida and Brazil, to ensure an adequate supply of orange juice and orange juice concentrate that meets our Company's standards. However, the citrus industry is impacted by greening disease and the variability of weather conditions. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice and orange juice concentrate throughout the industry. In addition, greening disease is reducing the number of trees and increasing grower costs and prices.
Our Company-owned or consolidated bottling and canning operations and our finished product business also purchase various other raw materials including, but not limited to, polyethylene terephthalate ("PET") resin, preforms and bottles; glass and aluminum bottles; aluminum and steel cans; plastic closures; aseptic fiber packaging; labels; cartons; cases; postmix packaging; and carbon dioxide. We generally purchase these raw materials from multiple suppliers and historically have not experienced significant shortages.
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
Under a California law known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must appear on any product sold in the state that exposes consumers to that substance. The state maintains lists of these substances and periodically adds other substances to them. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:

•	below a "safe harbor" threshold that may be established;

•	naturally occurring;

•	the result of necessary cooking; or

•	subject to another applicable exemption.

One or more substances that are currently on the Proposition 65 lists, or that may be added in the future, can be detected in certain Company products at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement. The state of California and other parties, however, have in the past taken a contrary position and may do so in the future.
Bottlers of our beverage products presently offer and use nonrefillable recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States and overseas. We anticipate that additional such legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.
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
Employees
As of December 31, 2015 and 2014, our Company had approximately 123,200 and 129,200 employees, respectively, of which approximately 3,300 and 3,800, respectively, were employed by consolidated variable interest entities ("VIEs"). The decrease in the total number of employees in 2015 was primarily due to the refranchising of certain territories that were previously managed by CCR to certain of the Company's unconsolidated bottling partners. For more information about the North America refranchising transactions, refer to Note 2 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report. As of December 31, 2015 and 2014, our Company had approximately 60,900 and 65,300 employees, respectively, located in the United States, of which approximately 500 were employed by consolidated VIEs in both years.
Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2015, approximately 17,500 employees, excluding seasonal hires, in North America were covered by collective bargaining agreements. These agreements typically have terms of three years to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.
The Company believes that its relations with its employees are generally satisfactory.
Securities Exchange Act Reports
The Company maintains a website at the following address: www.coca-colacompany.com. The information on the Company's website is not incorporated by reference in this Annual Report on Form 10-K.
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission ("SEC") in accordance with the Securities Exchange Act of 1934, as amended ("Exchange Act"). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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
Water scarcity and poor quality could negatively impact the Coca-Cola system's costs and capacity.
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
Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of all of our products. We have rigorous product safety and quality standards which we expect our operations as well as our bottling partners to meet. However, we cannot assure you that despite our strong commitment to product safety and quality we or all of our bottling partners will always meet these standards, particularly as we expand our product offerings through innovation or acquisitions of products, such as value-added dairy products, that are beyond our traditional range of beverage products. If we or our bottling partners fail to comply with applicable product safety and quality standards and beverage products taken to the market are or become contaminated or adulterated, we may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could cause our business to suffer.

Public debate and concern about perceived negative health consequences of certain ingredients, such as non-nutritive sweeteners and biotechnology-derived substances, and of other substances present in our beverage products or packaging materials, may reduce demand for our beverage products.
Public debate and concern about perceived negative health consequences of certain ingredients in our beverage products, such as non-nutritive sweeteners and biotechnology-derived substances; substances that are present in our beverage products naturally or that occur as a result of the manufacturing process, such as 4-methylimidazole, or 4-MEI (a chemical compound that is formed during the manufacturing of certain types of caramel coloring used in cola-type beverages); or substances used in packaging materials, such as bisphenol A, or BPA (an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans), may affect consumers' preferences and cause them to shift away from some of our beverage products. In addition, increasing public concern about actual or perceived health consequences of the presence of such ingredients or substances in our beverage products or in packaging materials, whether or not justified, could result in additional governmental regulations concerning the marketing and labeling of our beverages, negative publicity, or actual or threatened legal actions against us or other companies in our industry, all of which could damage the reputation of, and may reduce demand for, our beverage products.
If we are not successful in our innovation activities, our results may be negatively affected.
Achieving our business growth objectives depends in part on our ability to successfully develop, introduce and market new beverage products. The success of our innovation activities in turn depends on our ability to correctly anticipate customer and consumer acceptance and trends, obtain, maintain and enforce necessary intellectual property protections and avoid infringing on the intellectual property rights of others. If we are not successful in our innovation activities, we may not be able to achieve our growth objectives, which may have a negative impact on our financial results.
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
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2015, we used 71 functional currencies in addition to the U.S. dollar and derived $23.9 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, would not materially affect our financial results.
If interest rates increase, our net income could be negatively affected.
We maintain levels of debt that we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. When and to the extent appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. We cannot assure you, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to interest rate fluctuations. Our interest expense may also be affected by our credit ratings. In assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as the consolidated balance sheet and other financial information of the Company. In addition, some credit rating agencies also consider financial information of certain of our major bottlers. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure; our major bottlers' financial performance; changes in the credit rating agencies' methodology in assessing our credit strength; the credit agencies' perception of the impact of credit market conditions on our or our major bottlers' current or future financial performance and financial condition; or for any other reason, our cost of borrowing could increase. Additionally, if the credit ratings of certain bottlers in which we have equity method investments were to be downgraded, such bottlers' interest expense could increase, which would reduce our equity income.
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
We are subject to income tax in the United States and in numerous other jurisdictions in which we generate net operating revenues. Increases in income tax rates could reduce our after-tax income from affected jurisdictions. We earn a substantial portion of our income in foreign countries. If our capital or financing needs in the United States require us to repatriate earnings from foreign jurisdictions above our current levels, our effective tax rates for the affected periods could be negatively impacted. In addition, there have been proposals to reform U.S. tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form these proposals will pass, several of the proposals being considered, if enacted into law, could have a material adverse impact on our income tax expense and cash flows.
Our annual tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have a material effect on our financial statements for the period or periods for which the applicable final determinations are made and for periods for which the statute of limitations is open. For instance, the United States Internal Revenue Service ("IRS") is seeking to increase our U.S. taxable income for tax years 2007 through 2009 by an amount that creates a potential additional U.S. federal income tax liability of approximately $3.3 billion for the period, plus interest. The IRS may add a claim for penalties at a later time. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing and promotion of products in overseas markets. We are currently contesting the IRS' claims in the U.S. Tax Court. If the IRS were to prevail on its assertions, it would likely also seek transfer pricing adjustments of a similar nature for subsequent tax years. Consequently, if this dispute were to be ultimately determined adversely to us, the additional tax, interest and any potential penalties could have a material adverse impact on the Company's financial position, results of operations or cash flows.
Increased or new indirect taxes in the United States or in one or more of our other major markets could negatively affect our business.
Our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as "indirect taxes," including import duties, excise taxes, sales or value-added taxes, taxes on sugar-sweetened beverages, property taxes and payroll taxes, in many of the jurisdictions in which we operate, including indirect taxes imposed by state and local governments. In addition, in the past, the United States Congress considered imposing a federal excise tax on beverages sweetened with sugar, HFCS or other nutritive sweeteners and may consider similar proposals in the future. As federal, state and local governments experience significant budget deficits, some lawmakers have proposed singling out beverages among a plethora of revenue-raising items. Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable, which may negatively impact our net operating revenues and profitability.
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
Our independent bottling partners also operate large fleets of trucks and other motor vehicles to distribute and deliver beverage products to their own customers and use a significant amount of electricity, natural gas and other energy sources to operate their own bottling plants and distribution facilities. Increases in the price, disruption of supply or shortage of fuel and other energy sources in any of the major markets in which our independent bottling partners operate would increase the affected independent bottling partners' operating costs and could indirectly negatively impact our results of operations.

Increase in the cost, disruption of supply or shortage of ingredients, other raw materials or packaging materials could harm our business.
We and our bottling partners use various ingredients in our business, including HFCS, sucrose, aspartame, saccharin, acesulfame potassium, cyclamate, sucralose, a non-nutritive sweetener derived from the stevia plant, ascorbic acid, citric acid, phosphoric acid, caffeine and caramel color; other raw materials such as orange and other fruit juice and juice concentrates; and packaging materials such as PET for bottles and aluminum for cans. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners' ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our and the Coca-Cola system's operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect affordability in some markets and reduce Coca-Cola system sales. In addition, some of our ingredients, such as aspartame, acesulfame potassium, sucralose, saccharin and ascorbic acid, as well as some of the packaging containers, such as aluminum cans, are available from a limited number of suppliers, some of which are located in countries experiencing political or other risks. We cannot assure you that we and our bottling partners will be able to maintain favorable arrangements and relationships with these suppliers.
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
An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, packaging materials or cans and other containers that may be caused by a deterioration of our or our bottling partners' relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like could negatively impact our net operating revenues and profits.
Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.
We and our bottlers currently offer nonrefillable recyclable containers in the United States and in various other markets around the world. Legal requirements have been enacted in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. Other proposals relating to beverage container deposits, recycling, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere. Consumers' increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in any of the major markets in which we operate, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues and profitability.
Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of affected products.
Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products as a result of what they contain or allegations that they cause adverse health effects. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products.
Under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must appear on any product sold in the state that exposes consumers to that substance. The state maintains lists of these substances and periodically adds other substances to them. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to a daily quantity of a listed substance that is below a

"safe harbor" threshold that may be established, is naturally occurring, is the result of necessary cooking or is subject to another applicable exception. One or more substances that are currently on the Proposition 65 lists, or that may be added to the lists in the future, can be detected in certain Company products at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement. The state of California and other parties, however, have in the past taken a contrary position and may do so in the future. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets.
If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted and our reputation may be damaged.
We rely on networks and information systems and other technology ("information systems"), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments, mergers and acquisitions and research and development. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among our locations around the world and between Company personnel and our bottlers and other customers, suppliers and consumers. Because information systems are critical to many of the Company's operating activities, our business may be impacted by system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such incidents could result in unauthorized disclosure of material confidential information. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrate or finished products. Misuse, leakage or falsification of information could result in violations of data privacy laws and regulations, damage to the reputation and credibility of the Company, loss of opportunities to acquire or divest of businesses or brands and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, or to our bottling partners, other customers, suppliers or consumers, and may become subject to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.
Like most major corporations, the Company's information systems are a target of attacks. Although the incidents that we have experienced to date have not had a material effect on our business, financial condition or results of operations, there can be no assurance that such incidents will not have a material adverse effect on us in the future. In order to address risks to our information systems, we continue to make investments in personnel, technologies, cyber insurance and training of Company personnel. The Company maintains an information risk management program which is supervised by information technology management and reviewed by a cross-functional committee. As part of this program, reports that include analysis of emerging risks as well as the Company's plans and strategies to address them are regularly prepared and presented to senior management and the Audit Committee of the Board of Directors.
Unfavorable general economic conditions in the United States could negatively impact our financial performance.
In 2015, our net operating revenues in the United States were $20.4 billion, or 46 percent, of our total net operating revenues. Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, our beverages in our flagship market. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private label brands. Softer consumer demand for our beverages in the United States could reduce our profitability and could negatively affect our overall financial performance.

Unfavorable economic and political conditions in international markets could hurt our business.
We derive a significant portion of our net operating revenues from sales of our products in international markets. In 2015, our operations outside the United States accounted for $23.9 billion, or 54 percent, of our total net operating revenues. Unfavorable economic conditions and financial uncertainties in our major international markets and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers' purchasing power, thereby reducing demand for our products. Product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders, price controls, limitation on profits, import authorization requirements and other restrictions on business activities which have been or may be imposed or expanded as a result of political and economic instability or otherwise could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it impossible for us to continue to make sales to bottlers in such countries, while the imposition of sanctions against U.S. multinational corporations by countries in which our products are manufactured, distributed or sold could negatively affect our business in such markets.
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
Failure to adequately protect, or disputes relating to, trademarks, formulae and other intellectual property rights could harm our business.
Our trademarks, formulae and other intellectual property rights (refer to the heading "Patents, Copyrights, Trade Secrets and Trademarks" in "Item 1. Business" above) are essential to the success of our business. We cannot be certain that the legal steps we are taking around the world are sufficient to protect our intellectual property rights or that, notwithstanding legal protection, others do not or will not infringe or misappropriate our intellectual property rights. If we fail to adequately protect our intellectual property rights, or if changes in laws diminish or remove the current legal protections available to them, the competitiveness of our products may be eroded and our business could suffer. In addition, we could come into conflict with third parties over intellectual property rights, which could result in disruptive and expensive litigation. Any of the foregoing could harm our business.
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
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, such as sugarcane, corn, sugar beets, citrus, coffee and tea, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate water scarcity and cause a further deterioration of water quality in affected regions, which could limit water availability for the Coca-Cola system's bottling operations. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

If negative publicity, even if unwarranted, related to product safety or quality, human and workplace rights, obesity or other issues damages our brand image and corporate reputation, our business may suffer.
Our success depends in large part on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions and maintain our corporate reputation. We cannot assure you, however, that our continuing investment in advertising and marketing and our strong commitment to product safety and quality and human rights will have the desired impact on our products' brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In some emerging markets, the production and sale of counterfeit or "spurious" products, which we and our bottling partners may not be able to fully combat, may damage the image and reputation of our products. In addition, from time to time, we and our executives engage in public policy endeavors that are either directly related to our products and packaging or to our business operations and the general economic climate affecting the Company. These engagements in public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships could subject us to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations we sponsor or support financially or through in-kind contributions. Likewise, campaigns by activists connecting us, or our bottling system or supply chain, with human and workplace rights issues could adversely impact our corporate image and reputation. Furthermore, in June 2011, the United Nations Human Rights Council endorsed the Guiding Principles on Business and Human Rights, which outlines how businesses should implement the corporate responsibility to respect human rights principles included in the United Nations "Protect, Respect and Remedy" framework on human rights. Through our Human Rights Policy, Code of Business Conduct and Supplier Guiding Principles, and our participation in the United Nations Global Compact, as well as our active participation in the Global Business Initiative on Human Rights and the Global Business Coalition Against Human Trafficking, we made a number of commitments to respect all human rights. Allegations, even if untrue, that we are not respecting one or more of the 30 human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could negatively affect our Company's overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers.
Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.
Our Company's business is subject to various laws and regulations in the numerous countries throughout the world in which we do business, including laws and regulations relating to competition, product safety, advertising and labeling, container deposits, recycling and product stewardship, the protection of the environment, and employment and labor practices. In the United States, the production, distribution, marketing and sale of many of our products are subject to, among others, the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, the Occupational Safety and Health Act, and various environmental statutes, as well as various state and local statutes and regulations. Outside the United States, the production, distribution and sale of many of our products are also subject to various laws and regulations. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, or regulations to limit or eliminate the use of bisphenol A, or BPA (an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in can liners and other packaging materials), or regulations to limit or impose additional costs on commercial water use due to local water scarcity concerns, may result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability, or may impede the production, distribution, marketing and sale of our products, which could affect our net operating revenues. In addition, failure to comply with environmental, health or safety requirements, U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production or distribution, costly changes to equipment or processes due to required corrective action, or a cessation or interruption of operations at our or our bottling partners' facilities, as well as damage to our and the Coca-Cola system's image and reputation, all of which could harm our and the Coca-Cola system's profitability.

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
The cost and availability of credit vary by market and are subject to changes in the global or regional economic environment. If conditions in major credit markets deteriorate, our and our bottling partners' ability to obtain debt financing on favorable terms may be negatively affected, which could affect our and the Coca-Cola system's profitability as well as our share of the income of bottling partners in which we have equity method investments. A decrease in availability of consumer credit resulting from unfavorable credit market conditions, as well as general unfavorable economic conditions, may also cause consumers to reduce their discretionary spending, which could reduce the demand for our beverages and negatively affect our net operating revenues and the Coca-Cola system's profitability.
Default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, including forward contracts, commodity futures contracts, option contracts, collars and swaps, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to retrieve our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default by or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
If we are unable to timely implement our previously announced actions to reinvigorate growth, or we do not realize the economic benefits we anticipate from these actions, our results of operations for future periods could be negatively affected.
In October 2014, we announced that we were taking actions to reinvigorate growth, including streamlining and simplifying our operating model to speed decision making and enhance local market focus; expanding our productivity and reinvestment program by targeting additional productivity; refocusing on our core business model; strategically targeting brand and growth investments that leverage our global strengths; and driving revenue and profit growth with clear portfolio roles across our markets while providing local operations with a clear line of sight and aligned compensation targets. We have begun implementing these actions and have incurred, and we expect will continue to incur, significant costs and expenses with the associated programs, initiatives and activities. If we are unable to implement some or all of these actions fully or in the envisioned timeframe, or otherwise we do not timely capture the efficiencies, cost savings and revenue growth opportunities we anticipate from these actions, our results of operations for future periods could be negatively affected.
If we fail to realize a significant portion of the anticipated benefits of our strategic relationship with Monster, our financial performance could be adversely affected.
In August 2014, we entered into definitive agreements with Monster for a long-term strategic relationship in the global energy drink category, and upon the closing of the transactions contemplated by the agreements in June 2015 we purchased newly issued shares representing approximately 17 percent of Monster’s issued and outstanding shares of common stock (after giving effect to the issuance). (For more information regarding our agreements with Monster and related transactions, refer to Note 2 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report.) If we are unable to successfully manage our complex relationship with Monster, or if for any other reason we fail to realize all or a significant part of the benefits we expect from this strategic relationship and the related investment, our financial performance could be adversely affected.

If we are unable to renew collective bargaining agreements on satisfactory terms, or we or our bottling partners experience strikes, work stoppages or labor unrest, our business could suffer.
Many of our associates at our key manufacturing locations and bottling plants are covered by collective bargaining agreements. While we generally have been able to renegotiate collective bargaining agreements on satisfactory terms when they expire and regard our relations with associates and their representatives as generally satisfactory, negotiations in the current environment remain challenging, as the Company must have competitive cost structures in each market while meeting the compensation and benefits needs of our associates. If we are unable to renew collective bargaining agreements on satisfactory terms, our labor costs could increase, which could affect our profit margins. In addition, many of our bottling partners' employees are represented by labor unions. Strikes, work stoppages or other forms of labor unrest at any of our major manufacturing facilities or at our bottling operations' or our major bottlers' plants could impair our ability to supply concentrates and syrups to our bottling partners or our bottlers' ability to supply finished beverages to customers, which could reduce our net operating revenues and could expose us to customer claims. Furthermore, from time to time we and our bottling partners restructure manufacturing and other operations to improve productivity. Restructuring activities and the announcement of plans for future restructuring activities may result in a general increase in insecurity among some Company associates and some employees in other parts of the Coca-Cola system, which may have negative implications on employee morale, work performance, escalation of grievances and successful negotiation of collective bargaining agreements. If these labor relations are not effectively managed at the local level, they could escalate in the form of corporate campaigns supported by the labor organizations and could negatively affect our Company's overall reputation and brand image, which in turn could have a negative impact on our products' acceptance by consumers.
We may be required to recognize impairment charges that could materially affect our financial results.
We assess our goodwill, trademarks and other intangible assets as well as our other long-lived assets as and when required by accounting principles generally accepted in the United States to determine whether they are impaired and, if they are, we record appropriate impairment charges. Our equity method investees also perform impairment tests, and we record our proportionate share of impairment charges recorded by them adjusted, as appropriate, for the impact of items such as basis differences, deferred taxes and deferred gains. It is possible that we may be required to record significant impairment charges or our proportionate share of significant impairment charges recorded by equity method investees in the future and, if we do so, our operating or equity income could be materially adversely affected.
We may incur multi-employer plan withdrawal liabilities in the future, which could negatively impact our financial performance.
We participate in certain multi-employer pension plans in the United States. Our U.S. multi-employer pension plan expense totaled $40 million in 2015. The U.S. multi-employer pension plans in which we currently participate have contractual arrangements that extend into 2020. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we currently participate, we would need to record the appropriate withdrawal liabilities at that time, which could negatively impact our financial performance in the applicable periods.
If we do not successfully integrate and manage our Company-owned or -controlled bottling operations or other acquired businesses or brands, our results could suffer.
From time to time we acquire or take control of bottling operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. In addition, we routinely evaluate opportunities to acquire other businesses or brands to expand our beverage portfolio and capabilities. We may incur unforeseen liabilities and obligations in connection with acquiring, taking control of or managing acquired bottling operations, other businesses or brands and may encounter unexpected difficulties and costs in restructuring and integrating them into our Company's operating and internal control structures. We may also experience delays in extending our Company's internal control over financial reporting to newly acquired or controlled bottling operations or other businesses, which may increase the risk of failure to prevent misstatements in their financial records and in our consolidated financial statements. Our financial performance depends in large part on how well we can manage and improve the performance of Company-owned or -controlled bottling operations and other acquired businesses or brands. We cannot assure you, however, that we will be able to achieve our strategic and financial objectives for such bottling operations or other acquisitions. If we are unable to achieve such objectives, our consolidated results could be negatively affected.

If we do not successfully manage our refranchising activities, our business and results of operations could be adversely affected.
As part of our strategic initiative to refocus on our core business of building brands and leading our system of bottling partners, we are accelerating our refranchising activities in North America and have expanded our refranchising efforts to Company-owned or -controlled bottling operations in Europe, Africa and China. Our refranchising activities require significant attention and effort on the part of, and therefore may become a distraction for, senior management. In addition, in connection with refranchising transactions in North America, we recorded, and we expect will continue to record, noncash losses related to the derecognition of intangible assets transferred or that will be transferred to bottling partners. There is no assurance that we will be able to complete refranchising transactions on our expected timetable and on terms and conditions favorable to us; that our refranchising bottling or joint venture partners will be efficient and aligned with our long-term vision for the Coca-Cola system; or that we will be able to maintain good relationships with the refranchised bottling operations. If we are unable to complete contemplated refranchising transactions timely, on favorable terms and with partners who share our long-term vision for the Coca-Cola system, our business and results of operations could be adversely affected.
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
If we are unable to attract or retain a highly skilled workforce, our business could be negatively affected.
The success of our business depends on our ability to attract, train, develop and retain a highly skilled workforce. We may not be able to successfully compete for and attract the high-quality and diverse employee talent we want and our future business needs may require. In addition, unexpected loss of experienced and highly skilled associates due to insecurity resulting from our ongoing productivity initiatives, refranchising transactions and organizational changes could deplete our institutional knowledge base and erode our competitiveness. Any of the foregoing could have a negative impact on our business.
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
In the North America operating segment's geographic area, as of December 31, 2015, we owned 63 beverage production facilities, 10 principal beverage concentrate and/or syrup manufacturing plants, one facility that manufactures juice concentrates for foodservice use, two bottled water facilities, and one container manufacturing facility; we leased one beverage production facility, one bottled water facility and four container manufacturing facilities; and we operated 224 principal beverage distribution warehouses, of which 80 were leased and the rest were owned. Also included in the North America operating segment is a portion of the Atlanta office complex consisting of the North America group’s main offices.
Outside of the North America operating segment's geographic area, as of December 31, 2015, our Company owned and operated 18 principal beverage concentrate manufacturing plants, of which three are included in the Eurasia and Africa operating segment, three are included in the Europe operating segment, five are included in the Latin America operating segment, and seven are included in the Asia Pacific operating segment.
We own or hold a majority interest in or otherwise consolidate under applicable accounting rules bottling operations that, as of December 31, 2015, owned 76 principal beverage bottling and canning plants located throughout the world. These plants are included in the Bottling Investments operating segment.
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
Aqua-Chem Litigation
On December 20, 2002, the Company filed a lawsuit (The Coca-Cola Company v. Aqua-Chem, Inc., Civil Action No. 2002CV631-50) in the Superior Court of Fulton County, Georgia ("Georgia Case"), seeking a declaratory judgment that the Company has no obligation to its former subsidiary, Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"), for any past, present or future liabilities or expenses in connection with any claims or lawsuits against Aqua-Chem. Subsequent to the Company's filing but on the same day, Aqua-Chem filed a lawsuit (Aqua-Chem, Inc. v. The Coca-Cola Company, Civil Action No. 02CV012179) in the Circuit Court, Civil Division of Milwaukee County, Wisconsin ("Wisconsin Case"). In the Wisconsin Case, Aqua-Chem sought a declaratory judgment that the Company is responsible for all liabilities and expenses not covered by insurance in connection with certain of Aqua-Chem's general and product liability claims arising from occurrences prior to the Company's sale of Aqua-Chem in 1981, and a judgment for breach of contract in an amount exceeding $9 million for costs incurred by Aqua-Chem to date in connection with such claims. The Wisconsin Case initially was stayed, pending final resolution of the Georgia Case, and later was voluntarily dismissed without prejudice by Aqua-Chem.

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
The Company and Aqua-Chem continued to pursue and obtain coverage agreements for the asbestos-related claims against Aqua-Chem with those insurance companies that did not settle in the Wisconsin insurance coverage litigation. The Company anticipated that a final settlement with three of those insurers ("Chartis insurers") would be finalized in May 2011, but the Chartis insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit against them in Wisconsin state court to enforce the coverage-in-place settlement or, in the alternative, to obtain a declaratory judgment validating Aqua-Chem and the Company's interpretation of the court's judgment in the Wisconsin insurance coverage litigation.
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

U.S. Federal Income Tax Dispute
On September 17, 2015, the Company received a Statutory Notice of Deficiency ("Notice") from the IRS for the tax years 2007 through 2009, after a five-year audit. In the Notice, the IRS claims that the Company's United States taxable income should be increased by an amount that creates a potential additional federal income tax liability of approximately $3.3 billion for the period, plus interest. No penalties were asserted in the Notice; however, the IRS has since taken the position that it is not precluded from asserting penalties and notified the Company that it may do so. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees for use in connection with the manufacturing, distribution, sale, marketing and promotion of products in overseas markets.
The Company has followed the same transfer pricing methodology for these licenses since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provides prospective penalty protection as long as the Company follows the prescribed methodology and material facts and circumstances and relevant Federal tax law have not changed. On February 11, 2016, the IRS notified the Company, without further explanation, that the IRS has determined that material facts and circumstances and relevant Federal tax law have changed and that it may assert penalties. The Company does not agree with this determination. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
The Notice represents a repudiation of the methodology previously adopted in the 1996 closing agreement. The IRS designated the matter for litigation on October 15, 2015. Therefore, the Company will be prevented from pursuing any administrative settlement at IRS Appeals or under the IRS Advance Pricing and Mutual Agreement Program.
The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015. The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM X.  EXECUTIVE OFFICERS OF THE COMPANY
The following are the executive officers of our Company as of February 25, 2016:
Alexander B. Cummings, Jr., 59, is Executive Vice President and Chief Administrative Officer of the Company. Mr. Cummings joined the Company in 1997 as Deputy Region Manager, Nigeria. In 1998, Mr. Cummings was named Managing Director/Region Manager, Nigeria, and in 2000, he became President of the North West Africa Division based in Morocco. In 2001, Mr. Cummings became President of the Africa Group and served in this capacity until June 2008. Mr. Cummings was appointed Chief Administrative Officer of the Company effective July 1, 2008, and was elected Executive Vice President of the Company effective October 15, 2008. Mr. Cummings will be retiring from the Company on March 31, 2016.
Marcos de Quinto, 57, is Executive Vice President and Chief Marketing Officer of the Company. Mr. De Quinto first joined the Company in 1982 in the marketing department of Coca-Cola Spain, where he held positions including District Manager and Merchandising Manager. In 1988, he left the Company to be Regional Manager for Southern Publicity Agencies ALAS BATES/BSB Advertising before rejoining Coca-Cola Spain in 1990 as Marketing Services Manager. From September 1992 to September 1994, Mr. De Quinto served as Senior Vice President, Marketing Operations Manager, Coca-Cola Southeast and West Asia, and from September 1994 to February 1995, he served as Regional Manager for Singapore and Malaysia. From February 1995 to October 1996, Mr. De Quinto served as Marketing Manager, Central Europe Division, and from October 1996 to January 2000, he served as Regional Manager, Coca-Cola Spain. In January 2000, he was appointed President of the Iberia Business Unit and served in that role until his appointment to the position of Chief Marketing Officer effective January 1, 2015. He also served as Vice President, Europe Group from May 2007 to December 2012. Mr. De Quinto was elected Executive Vice President of the Company effective February 19, 2015.

J. Alexander M. Douglas, Jr., 54, is Executive Vice President and President of Coca-Cola North America. Mr. Douglas joined the Company in January 1988 as a District Sales Manager for the Foodservice Division of Coca-Cola USA. In May 1994, he was named Vice President of Coca-Cola USA, initially assuming leadership of the CCE Sales and Marketing Group and eventually assuming leadership of the entire North American Field Sales and Marketing Groups. In 2000, Mr. Douglas was appointed President of the North American Retail Division within the North America Group. He served as Senior Vice President and Chief Customer Officer of the Company from 2003 until 2006 and continued serving as Senior Vice President until April 2007. Mr. Douglas was President of the North America Group from August 2006 through December 2012. He served as Global Chief Customer Officer of the Company from January 2013 through March 2015 and as Senior Vice President of the Company from February 2013 until his election as Executive Vice President of the Company effective April 30, 2015. Mr. Douglas was appointed President of Coca-Cola North America effective January 1, 2014.
Ceree Eberly, 53, is Senior Vice President and Chief People Officer of the Company, with responsibility for leading the Company's global People Function. Ms. Eberly joined the Company in 1990, serving in staffing, compensation and other roles supporting the Company's divisions around the world. From 1998 until 2003, she served as Human Resources Director for the Latin Center Division. From 2003 until 2007, Ms. Eberly served as Vice President of the McDonald's Division. She was appointed Group Human Resources Director for Europe in July 2007 and served in that capacity until she was appointed Chief People Officer effective December 1, 2009. Ms. Eberly was elected Senior Vice President of the Company effective April 1, 2010.
Irial Finan, 58, is Executive Vice President and President, Bottling Investments and Supply Chain. Mr. Finan joined the Company and was named President, Bottling Investments in 2004. Mr. Finan joined the Coca-Cola system in 1981 with Coca-Cola Bottlers Ireland, Ltd., where for several years he held a variety of accounting positions. From 1987 until 1990, Mr. Finan served as Finance Director of Coca-Cola Bottlers Ireland, Ltd. From 1991 to 1993, he served as Managing Director of Coca-Cola Bottlers Ulster, Ltd. He was Managing Director of Coca-Cola bottlers in Romania and Bulgaria until late 1994. From 1995 to 1999, he served as Managing Director of Molino Beverages, with responsibility for expanding markets, including the Republic of Ireland, Northern Ireland, Romania, Moldova, Russia and Nigeria. Mr. Finan served from 2001 until 2003 as Chief Executive Officer of Coca-Cola Hellenic. He was elected Executive Vice President of the Company in October 2004.
Bernhard Goepelt, 53, is Senior Vice President, General Counsel and Chief Legal Counsel of the Company. Mr. Goepelt joined the Company in 1992 as Legal Counsel for the German Division. In 1997, he was appointed Legal Counsel for the Middle and Far East Group and in 1999 was appointed Division Counsel, Southeast and West Asia Division, based in Thailand. In 2003, Mr. Goepelt was appointed Group Counsel for the Central Europe, Eurasia and Middle East Group. In 2005, he assumed the position of General Counsel for Japan and China, and in 2007, Mr. Goepelt was appointed General Counsel, Pacific Group. In April 2010, he moved to Atlanta, Georgia, to become Associate General Counsel, Global Marketing, Commercial Leadership & Strategy. In September 2010, Mr. Goepelt took on the additional responsibility of General Counsel for the Pacific Group. In addition to his functional responsibilities, he also managed the administration of the Legal Division. Mr. Goepelt was elected Senior Vice President, General Counsel and Chief Legal Counsel of the Company in December 2011.
Julie Hamilton, 50, is Senior Vice President and Chief Customer and Commercial Leadership Officer of the Company. Ms. Hamilton joined the Company in 1996 as Brand Development Manager of Still Beverages with Coca-Cola USA. From January 1998 to April 1999, she served as Franchise Manager of Independent Bottlers with Coca-Cola USA, and from April 1999 to October 2000, she served as Group Manager for the Worldwide Marketing Partnership with Blockbuster. From October 2000 to January 2003, Ms. Hamilton served as Director of Franchise Sales & Marketing-Northwest U.S. Region. From January 2003 to October 2005, she served as Group Director for Global On-Premise Customers, and from October 2005 to June 2007, she served as Vice President, Global Customer Development. She served as Group Vice President, North America Wal-Mart Team from June 2007 to January 2009, and as President of the Global Wal-Mart Group from January 2009 to March 2011. She was appointed Executive Assistant to Muhtar Kent, the Chairman and Chief Executive Officer of the Company, in March 2011 and served in that capacity until she was appointed Chief Customer and Commercial Leadership Officer effective April 1, 2015. Ms. Hamilton was elected Vice President of the Company in April 2015 and Senior Vice President effective February 18, 2016.
Brent Hastie, 42, is Senior Vice President, Strategy and Planning for the Company. Mr. Hastie first joined the Company in 2006 as Vice President, Strategy and Planning for Coca-Cola North America. From March 2009 to July 2009, he served as Vice President, Commercial Leadership, Still Beverages. From August 2009 to December 2010, he served as President and General Manager, Active Lifestyles Brands. From January 2011 to April 2012, he served as Chief Strategy Officer for CCR. In April 2012, he left the Company to join Bain Capital, a global private investment firm, where he was Executive Vice President in the Private Equity group until July 2013, when he returned to the Company as Vice President, Strategy and Planning. Mr. Hastie was elected Senior Vice President of the Company effective February 18, 2016.

Ed Hays, PhD, 57, is Senior Vice President and Chief Technical Officer of the Company. Dr. Hays joined the Company in 1985 as a scientist in Corporate Research and Development. He served as Director of Product Development in Corporate Research and Development from 1992 to 1995 and as Director, Research and Development for the Middle East and Far East Group from August 1995 to January 1998. He served as Director of Corporate Research and Development from July 1998 to December 1999. He was named Vice President, Global Science, Regulatory and Formula Governance in December 2000 and served in that role until his appointment as Chief Technical Officer of the Company effective March 1, 2015. He continued to serve as Vice President until his election as Senior Vice President of the Company effective April 30, 2015.
Nathan Kalumbu, 51, is President of the Eurasia and Africa Group. Mr. Kalumbu joined the Company in 1990 as the Central Africa region's External Affairs Manager and served in numerous roles in marketing operations and country management in Zimbabwe, Zambia and Malawi from 1992 to 1996. He held the role of Executive Assistant to the South Africa Division President from 1997 to 1998 and Region Manager for Central Africa from 1998 to 2000 and for Nigeria from 2000 to 2004. In 2004, Mr. Kalumbu was appointed Business Planning Director and Executive Assistant to the Retail Division President, North America. He returned to the Africa Group as Director of Business Strategy and Planning for the East and Central Africa Division in 2006. In 2007, he was named President of the Central, East and West Africa (CEWA) business unit and served in that role until his appointment to his current position effective January 1, 2013.
Muhtar Kent, 63, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Kent joined the Company in 1978 and held a variety of marketing and operations roles throughout his career with the Company. In 1985, he was appointed General Manager of Coca-Cola Turkey and Central Asia. From 1989 to 1995, Mr. Kent served as President of the East Central Europe Division and Senior Vice President of Coca-Cola International. Between 1995 and 1998, he served as Managing Director of Coca-Cola Amatil-Europe, covering bottling operations in 12 countries, and from 1999 until 2005, he served as President and Chief Executive Officer of Efes Beverage Group, a diversified beverage company with Coca-Cola and beer operations across Southeast Europe, Turkey and Central Asia. Mr. Kent rejoined the Company in May 2005 as President and Chief Operating Officer, North Asia, Eurasia and Middle East Group, an organization serving a broad and diverse region that included China, Japan and Russia. He was appointed President, Coca-Cola International in January 2006 and was elected Executive Vice President of the Company in February 2006. He was elected President and Chief Operating Officer of the Company in December 2006 and was elected to the Board of Directors in April 2008. Mr. Kent was elected Chief Executive Officer of the Company effective July 1, 2008, and was elected Chairman of the Board of Directors of the Company in April 2009. He served as President of the Company until August 2015.
James Quincey, 51, is President and Chief Operating Officer of the Company. Mr. Quincey joined the Company in 1996 as Director, Learning Strategy for the Latin America Group. He moved to Mexico as Deputy to the Division President in 1999, became Region Manager for Argentina and Uruguay in 2000, and then served as General Manager of the South Cone region (Argentina, Chile, Uruguay and Paraguay) in 2003. Mr. Quincey was appointed President of the South Latin Division in December 2003 and President of the Mexico Division in December 2005. In October 2008, he was named President of the Northwest Europe and Nordics business unit and served in that role until he was appointed President of the Europe Group in January 2013. He was elected to his current positions in August 2015.
Atul Singh, 56, is President of the Asia Pacific Group. Mr. Singh joined the Company in 1998 as Vice President, Operations of the India Division. In 2001, he moved to the China Division and served as Region Manager of East China from 2001 to 2002, Vice President of Operations from 2002 to 2003, Deputy Division President of the China Division from 2003 to 2004 and President of the East, Central and South China Division from January to August 2005. From September 2005 to June 2013, he served as President of the India and South West Asia business unit. Mr. Singh served as Deputy President, Pacific Group, from July 2013 to December 2013 and served as Group President, Asia, which is part of the Asia Pacific Group, from January 2014 to August 2014. Mr. Singh was appointed to his current position in September 2014.
Brian Smith, 60, is President of the Latin America Group. Mr. Smith joined the Company in 1997 as Latin America Group Manager for Mergers and Acquisitions, a role he held until July 2001. From 2001 to 2002, he worked as Executive Assistant to Brian Dyson, then Chief Operating Officer and Vice Chairman of the Company. Mr. Smith served as President of the Brazil Division from 2002 to 2008 and President of the Mexico business unit from 2008 through December 2012. Mr. Smith was appointed to his current position effective January 1, 2013.

Ed Steinike, 58, is Senior Vice President and Chief Information Officer of the Company. He joined the Company in 2002 as Chief Technology Officer. From May 2004 to November 2007, Mr. Steinike served as Chief Development Officer and Chief Information Officer for Coca-Cola North America. From February 2007 to November 2007, he served as Vice President of the Company. From November 2007 to April 2010, he served as Executive Vice President and Chief Information Officer at ING Insurance, part of ING Groep N.V. He rejoined the Company in April 2010 as Chief Information Officer and was elected Vice President in July 2010. He was elected Senior Vice President in December 2013.
Clyde C. Tuggle, 53, is Senior Vice President and Chief Public Affairs and Communications Officer of the Company. Mr. Tuggle joined the Company in 1989 in the Corporate Issues Communications Department. In 1992, he was named Executive Assistant to Roberto C. Goizueta, then Chairman and Chief Executive Officer of the Company, where he managed external affairs and communications for the Office of the Chairman. In 1998, Mr. Tuggle transferred to the Company's Central European Division Office in Vienna, where he held a variety of positions, including Director of Operations Development, Deputy to the Division President and Region Manager for Austria. In 2000, Mr. Tuggle returned to Atlanta, Georgia, as Executive Assistant to then Chairman and Chief Executive Officer Douglas N. Daft and was elected Vice President of the Company. In February 2003, he was elected Senior Vice President of the Company and appointed Director of Worldwide Public Affairs and Communications. From 2005 until September 2008, Mr. Tuggle served as President of the Russia, Ukraine and Belarus Division. In September 2008, he returned to Atlanta, Georgia, to lead the Company's productivity efforts and oversee the Company's Public Affairs and Communications and Strategic Security and Aviation functions. Mr. Tuggle was elected Senior Vice President in October 2008 and in May 2009 was named to his current position.
Kathy N. Waller, 57, is Executive Vice President and Chief Financial Officer of the Company. Ms. Waller joined the Company in 1987 as a senior accountant in the Accounting Research Department and has served in a number of accounting and finance roles of increasing responsibility. From July 2004 to August 2009, Ms. Waller served as Chief of Internal Audit. In December 2005, she was elected Vice President of the Company, and in August 2009, she was elected Controller. In August 2013, she became Vice President, Finance and Controller, assuming additional responsibilities for corporate treasury, corporate tax and finance capabilities, and served in that position until April 23, 2014, when she was appointed Chief Financial Officer and elected Executive Vice President.
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
The following table sets forth, for the quarterly reporting periods indicated, the high and low market prices per share for the Company's common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common Stock Market Prices
	High	Low	Dividends Declared
2015
Fourth quarter	$43.91	$40.43	$0.330
Third quarter	42.25	36.56	0.330
Second quarter	41.69	39.12	0.330
First quarter	43.83	39.61	0.330
2014
Fourth quarter	$45.00	$39.80	$0.305
Third quarter	42.57	39.06	0.305
Second quarter	42.29	38.04	0.305
First quarter	41.23	36.89	0.305
While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
As of February 22, 2016, there were 224,780 shareowner accounts of record. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the heading "EQUITY COMPENSATION PLAN INFORMATION" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 27, 2016, to be filed with the Securities and Exchange Commission ("Company's 2016 Proxy Statement"), is incorporated herein by reference.
During the fiscal year ended December 31, 2015, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2015, by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
October 3, 2015 through October 30, 2015	6,247,561	$42.50	6,024,200	268,168,951
October 31, 2015 through November 27, 2015	22,030,953	42.28	22,027,278	246,141,673
November 28, 2015 through December 31, 2015	8,210,439	42.95	8,209,731	237,931,942
Total	36,488,953	$42.47	36,261,209

[1]
The total number of shares purchased includes: (i) shares purchased pursuant to the 2012 Plan described in footnote 2 below, and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 223,361 shares, 3,675 shares and 708 shares for the fiscal months of October, November and December 2015, respectively.

[2]
On October 18, 2012, the Company publicly announced that our Board of Directors had authorized a plan ("2012 Plan") for the Company to purchase up to 500 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2012 Plan during the indicated time periods (including shares purchased pursuant to the terms of preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act).

Performance Graph
Comparison of Five-Year Cumulative Total Return Among
The Coca-Cola Company, the Peer Group Index and the S&P 500 Index
Total Return
Stock Price Plus Reinvested Dividends

December 31,	2010	2011	2012	2013	2014	2015
The Coca-Cola Company	$100	$109	$117	$137	$144	$151
Peer Group Index	100	119	131	166	191	218
S&P 500 Index	100	102	118	157	178	181
The total return assumes that dividends were reinvested daily and is based on a $100 investment on December 31, 2010.
The Peer Group Index is a self-constructed peer group of companies that are included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group of companies, from which the Company has been excluded.
The Peer Group Index consists of the following companies: Altria Group, Inc., Archer Daniels Midland Company, B&G Foods, Inc., Brown-Forman Corporation, Bunge Limited, Campbell Soup Company, Coca-Cola Enterprises, Inc., ConAgra Foods, Inc., Constellation Brands, Inc., Darling Ingredients Inc., Dean Foods Company, Dr Pepper Snapple Group, Inc., Flowers Foods, Inc., General Mills, Inc., The Hain Celestial Group, Inc., Herbalife Ltd., The Hershey Company, Hormel Foods Corporation, Ingredion Incorporated, The J.M. Smucker Company, Kellogg Company, Keurig Green Mountain, Inc., The Kraft Heinz Company, Lancaster Colony Corporation, Leucadia National Corporation, McCormick & Company, Inc., Mead Johnson Nutrition Company, Molson Coors Brewing Company, Mondelēz International, Inc., Monster Beverage Corporation, PepsiCo, Inc., Philip Morris International Inc., Pinnacle Foods Inc., Post Holdings, Inc., Reynolds American Inc., TreeHouse Foods, Inc., Tyson Foods, Inc., and The WhiteWave Foods Company.
Companies included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group change periodically. This year, the groups include Pinnacle Foods Inc., which was not included in the groups last year. Additionally, the groups do not include Lorillard, Inc., which was included in the groups last year.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Year Ended December 31,	2015	2014	2013	2012	2011
(In millions except per share data)
SUMMARY OF OPERATIONS
Net operating revenues	$44,294	$45,998	$46,854	$48,017	$46,542
Net income attributable to shareowners of The Coca-Cola Company	7,351	7,098	8,584	9,019	8,584
PER SHARE DATA
Basic net income	$1.69	$1.62	$1.94	$2.00	$1.88
Diluted net income	1.67	1.60	1.90	1.97	1.85
Cash dividends	1.32	1.22	1.12	1.02	0.94
BALANCE SHEET DATA
Total assets	$90,093	$92,023	$90,055	$86,174	$79,974
Long-term debt	28,407	19,063	19,154	14,736	13,656
The Company's results are impacted by acquisitions and divestitures. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand The Coca-Cola Company, our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. This overview summarizes the MD&A, which includes the following sections:

•
Our Business — a general description of our business and the nonalcoholic beverage segment of the commercial beverage industry; our objective; our strategic priorities; our core capabilities; and challenges and risks of our business.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

•
Operations Review — an analysis of our Company's consolidated results of operations for the three years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion on a consolidated basis.

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
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations, bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for more than 1.9 billion of the approximately 58 billion servings of all beverages consumed worldwide every day.
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
Our finished product operations consist primarily of Company-owned or -controlled bottling, sales and distribution operations, including CCR. Until December 31, 2015, our Company-owned or -controlled bottling, sales and distribution operations, other than CCR, were included in our Bottling Investments operating segment; and CCR was included in our North America operating segment. Effective January 1, 2016, we transferred CCR's bottling and associated supply chain operations in the United States and Canada from our North America segment to our Bottling Investments segment. Our finished product operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. In the United States, we authorize wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.

The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2015	2014	2013
Concentrate operations[1]	37%	38%	38%
Finished product operations[2]	63	62	62
Total	100%	100%	100%

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

The following table sets forth the percentage of total worldwide unit case volume related to concentrate operations and finished product operations:

Year Ended December 31,	2015	2014	2013
Concentrate operations[1]	73%	73%	72%
Finished product operations[2]	27	27	28
Total	100%	100%	100%

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

The Nonalcoholic Beverage Segment of the Commercial Beverage Industry
We operate in the highly competitive nonalcoholic beverage segment of the commercial beverage industry. We face strong competition from numerous other general and specialty beverage companies. We, along with other beverage companies, are affected by a number of factors, including, but not limited to, cost to manufacture and distribute products, consumer spending, economic conditions, availability and quality of water, consumer preferences, inflation, political climate, local and national laws and regulations, foreign currency fluctuations, fuel prices and weather patterns.
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
We are focusing on marketing strategies to drive volume growth in emerging markets, increasing our brand value in developing markets and growing profit in our developed markets. In emerging markets, we are investing in infrastructure programs that drive volume through increased access to consumers. In developing markets, where consumer access has largely been established, our focus is on differentiating our brands. In our developed markets, we continue to invest in brands and infrastructure programs but generally at a slower rate than gross profit growth.
Commercial Leadership
The Coca-Cola system has millions of customers around the world who sell or serve our products directly to consumers. We focus on enhancing value for our customers and providing solutions to grow their beverage businesses. Our approach includes understanding each customer's business and needs — whether that customer is a sophisticated retailer in a developed market or a kiosk owner in an emerging market. We focus on ensuring that our customers have the right product and package offerings and the right promotional tools to deliver enhanced value to themselves and the Company. We are constantly looking to build new beverage consumption occasions in our customers' outlets through unique and innovative consumer experiences, product availability and delivery systems, and beverage merchandising and displays. We participate in joint brand-building initiatives with our customers in order to drive consumer preference for our brands. Through our commercial leadership initiatives, we embed ourselves further into our retail customers' businesses while developing strategies for better execution at the point of sale.
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
Bottling and Distribution Operations
Most of our Company beverage products are manufactured, sold and distributed by independent bottling partners. However, from time to time we acquire or take control of bottling operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. Owning such a controlling interest enables us to compensate for limited local resources; help focus the bottler's sales and marketing programs; assist in the development of the bottler's business and information systems; and establish an appropriate capital structure for the bottler.
Our Company has a long history of providing world-class customer service, demonstrating leadership in the marketplace and leveraging the talent of our global workforce. In addition, we have an experienced bottler management team. All of these factors are critical to build upon as we manage our bottling and distribution operations.
The Company has a deep commitment to continuously improving our business. This includes our efforts to develop innovative packaging and merchandising solutions which help drive demand for our beverages and meet the evolving preferences of our consumers. As we further transform the way we go to market, the Company continues to seek out ways to be more efficient.

Challenges and Risks
Being global provides unique opportunities for our Company. Challenges and risks accompany those opportunities. Our management has identified certain challenges and risks that demand the attention of the nonalcoholic beverage segment of the commercial beverage industry and our Company. Of these, six key challenges and risks are discussed below.
Obesity
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
We recognize the uniqueness of consumers' lifestyles and dietary choices. We are working to pair commercial actions with community engagement to bring together business, government and civil society to help pursue solutions that address obesity. Commercially, we continue to:

•	offer reduced-, low- or no-calorie beverage options;

•	provide transparent nutrition information, featuring calories on the front of all of our packages;

•	provide our beverages in a range of packaging sizes; and

•	market responsibly, including no advertising to children under 12.
The heritage of our Company is to lead, and innovation is critical for leadership. As such, we are resolute in continuing to innovate and are committed to partnering to find winning solutions in the area of noncaloric sweeteners. This includes working to reduce caloric sweeteners, and therefore the calories, in our beverages. We want to be a more helpful and credible partner in the fight against obesity. Across the Coca-Cola system, we are mobilizing our assets in marketing and in community outreach to increase awareness and spur action.
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
Evolving Consumer Preferences
We are impacted by shifting consumer demographics and needs, on-the-go lifestyles, aging populations and consumers who are empowered with more information than ever. As a consequence of these changes, consumers want more choices. We are committed to meeting their needs and to generating new growth through our portfolio of more than 500 brands and more than 3,800 beverage products, including more than 1,100 low- and no-calorie products, new product offerings, innovative packaging and ingredient education efforts. We are also committed to continuing to expand the variety of choices we provide to consumers to meet their ever-changing needs, desires and lifestyles.

Increased Competition and Capabilities in the Marketplace
Our Company is facing strong competition from some well-established global companies and many local participants. We must continue to strengthen our capabilities in marketing and innovation in order to maintain our brand loyalty and market share while we strategically expand into other profitable categories of the nonalcoholic beverage segment of the commercial beverage industry.
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
All of these challenges and risks — obesity; water quality and quantity; evolving consumer preferences; increased competition and capabilities in the marketplace; product safety and quality; and food security — have the potential to have a material adverse effect on the nonalcoholic beverage segment of the commercial beverage industry and on our Company; however, we believe our Company is well positioned to appropriately address these challenges and risks.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe our most critical accounting policies and estimates relate to the following:

•	Principles of Consolidation

•	Recoverability of Current and Noncurrent Assets

•	Pension Plan Valuations

•	Revenue Recognition

•	Income Taxes

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
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to profit guarantees or subordinated financial support. Refer to Note 11 of Notes to Consolidated Financial Statements. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $2,687 million and $2,274 million as of December 31, 2015 and 2014, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $221 million and $266 million as of December 31, 2015 and 2014, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
Creditors of our VIEs do not have recourse against the general credit of the Company, regardless of whether they are accounted for as consolidated entities.
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing or emerging markets. Refer to the heading "Our Business — Challenges and Risks" above and "Item 1A. Risk Factors" in Part I of this report. As a result, management must make numerous assumptions which involve a significant amount of judgment when completing recoverability and impairment tests of current and noncurrent assets in various regions around the world.
We perform recoverability and impairment tests of current and noncurrent assets in accordance with accounting principles generally accepted in the United States. For certain assets, recoverability and/or impairment tests are required only when conditions exist that indicate the carrying value may not be recoverable. For other assets, impairment tests are required at least annually, or more frequently, if events or circumstances indicate that an asset may be impaired.
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

Management's assessments of the recoverability and impairment tests of noncurrent assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of current and noncurrent assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result. Refer to the heading "Operations Review" below for additional information related to our present business environment. Certain factors discussed above are impacted by our current business environment and are discussed throughout this report, as appropriate.
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
The following table presents the carrying values of our investments in equity and debt securities (in millions):

December 31, 2015	Carrying Value	Percentage of Total Assets
Equity method investments	$12,318	14%
Securities classified as available-for-sale	8,606	10
Securities classified as trading	322	*
Cost method investments	190	*
Total	$21,436	24%

*	Accounts for less than 1 percent of the Company's total assets.

Investments classified as trading securities are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. We review our investments in equity and debt securities that are accounted for using the equity method or cost method or that are classified as available-for-sale or held-to-maturity each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value.
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
In 2013, four of the Company's Japanese bottling partners merged as Coca-Cola East Japan Bottling Company, Ltd., now known as Coca-Cola East Japan Co., Ltd. ("CCEJ"), a publicly traded entity, through a share exchange. The terms of the agreement included the issuance of new shares of one of the publicly traded bottlers in exchange for 100 percent of the outstanding shares of the remaining three bottlers according to an agreed-upon share exchange ratio. As a result, the Company recorded a net charge of $114 million for those investments in which the Company's carrying value was greater than the fair value of the shares received. These charges were recorded in the line item other income (loss) — net in our consolidated statement of income and impacted the Corporate operating segment. Refer to the heading "Operations Review — Other Income (Loss) — Net" below as well as Note 17 of Notes to Consolidated Financial Statements.
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

December 31, 2015	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$5,071	$3,118	$1,953
Coca-Cola FEMSA, S.A.B. de C.V.	4,360	1,853	2,507
Coca-Cola HBC AG	1,851	1,105	746
Coca-Cola Amatil Limited	1,496	685	811
Coca-Cola İçecek A.Ş.	653	202	451
Coca-Cola East Japan Co., Ltd.	627	448	179
Coca-Cola Bottling Co. Consolidated	453	104	349
Embotelladora Andina S.A.	396	275	121
Corporación Lindley S.A.	191	83	108
Total	$15,098	$7,873	$7,225

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
Property, Plant and Equipment
As of December 31, 2015, the carrying value of our property, plant and equipment, net of depreciation, was $12,571 million, or 14 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment review is performed, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.
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
The following table presents the carrying values of intangible assets included in our consolidated balance sheet (in millions):

December 31, 2015	Carrying Value	Percentage of Total Assets[1]
Goodwill	$11,289	13%
Bottlers' franchise rights with indefinite lives	6,000	7
Trademarks with indefinite lives	5,989	7
Definite-lived intangible assets, net	690	1
Other intangible assets not subject to amortization	164	*
Total	$24,132	27%

*	Accounts for less than 1 percent of the Company's total assets.

[1]	The total percentage does not add due to rounding.
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
The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, prior to completing the impairment test described above. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment. During 2015, the Company performed qualitative assessments on 25 percent of the carrying value of our indefinite-lived intangible assets other than goodwill.
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
The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing. During 2015, the Company performed qualitative assessments on 10 percent of our consolidated goodwill balance. As of December 31, 2015, we did not have any reporting unit with a material amount of goodwill for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term.
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
On June 12, 2015, the Company closed a transaction with Monster. Under the terms of the transaction, the Company was required to discontinue selling energy products under one of the trademarks included in the glacéau portfolio. During the year ended December 31, 2015, the Company recognized impairment charges of $418 million, primarily as a result of discontinuing these products. The total combined fair value of the various trademarks in the glacéau portfolio significantly exceeds the remaining combined carrying value of $2.9 billion as of December 31, 2015. However, the fair value of the individual trademark that was the subject of the impairment charges currently equals its carrying value. If the future operating results of this trademark do not support the current near-term financial projections, or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge related to this trademark.
During 2015, the Company also recorded a charge of $55 million related to the impairment of a Venezuelan trademark. The Venezuelan trademark impairment was due to the Company's revised expectations regarding the convertibility of the local currency.
These charges were recorded in our Corporate operating segment in the line item other operating charges in our consolidated statement of income and were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the respective carrying value. Management will continue to monitor the fair value of our intangible assets in future periods.
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
Management is required to make certain critical estimates related to actuarial assumptions used to determine our pension expense and obligations. We believe the most critical assumptions are related to (1) the discount rate used to determine the present value of the liabilities and (2) the expected long-term rate of return on plan assets. All of our actuarial assumptions are reviewed annually. Changes in these assumptions could have a material impact on the measurement of our pension expense and obligations.
At each measurement date, we determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plans. As of December 31, 2015 and 2014, the weighted-average discount rate used to compute our pension obligations was 4.25 percent and 3.75 percent, respectively.
During the years ended December 31, 2015, 2014, and 2013, for plans using the yield curve approach, the Company measured the related service and interest components of net periodic benefit cost for pension and other postretirement benefit plans utilizing the single weighted-average discount rate derived from the yield curve. Effective January 1, 2016, the Company changed the method used to calculate the service and interest components and will measure these costs by applying the specific spot rates along the yield curve to the plans' projected cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and the corresponding spot yield curve rates. The change does not affect the measurement of the Company's pension and other postretirement benefit obligations for those plans and is accounted for as a change in accounting estimate, which is applied prospectively. In 2016, we expect the change in estimate to reduce pension and other postretirement net periodic benefit plan costs by $73 million.
The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure all of our plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our pension expense was 8.25 percent in 2015 and 2014.

In 2015, the Company's total pension expense related to defined benefit plans was $305 million. In 2016, we expect our total pension expense to be $105 million. The anticipated decrease is primarily due to settlement and special termination costs incurred in 2015 of $169 million, the new method to calculate service and interest costs described above, an increase in the weighted-average discount rate used to calculate the Company's benefit obligations and the impact of $471 million of contributions the Company made in early 2016 to U.S. pension plans. The impact of these items will be partially offset by unfavorable asset performance compared to our expected return during 2015 and a decrease in the expected return on assets for U.S. plans. The estimated impact of a 50 basis-point decrease in the discount rate on our 2016 pension expense would be an increase to our pension expense of $34 million. Additionally, the estimated impact of a 50 basis-point decrease in the expected long-term rate of return on plan assets on our 2016 pension expense would be an increase to our pension expense of $29 million.
The sensitivity information provided above is based only on changes to the actuarial assumptions used for our U.S. pension plans. As of December 31, 2015, the Company's primary U.S. plan represented 59 percent and 62 percent of the Company's consolidated projected pension benefit obligation and pension assets, respectively. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.
Effective December 31, 2014, the Company revised our mortality assumptions used to determine the projected benefit obligation of the U.S. defined benefit pension plans. The revised assumptions were derived from the mortality tables and the mortality improvement scales published by the Society of Actuaries in October 2014. The change in mortality assumptions for the U.S. plans resulted in an increase in the projected benefit obligation at December 31, 2014 of $210 million.
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
Our customers can earn certain incentives which are included in deductions from revenue, a component of net operating revenues in our consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. Refer to Note 1 of Notes to Consolidated Financial Statements. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $6.8 billion, $7.0 billion and $6.9 billion in 2015, 2014 and 2013, respectively. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates. Such differences are recorded once they have been determined and have historically not been significant.
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
On September 17, 2015, the Company received a Notice from the IRS for the tax years 2007 through 2009, after a five-year audit. In the Notice, the IRS claims that the Company's United States taxable income should be increased by an amount that creates a potential additional federal income tax liability of approximately $3.3 billion for the period, plus interest. No penalties were asserted in the Notice; however, the IRS has since taken the position that it is not precluded from asserting penalties and notified the Company that it may do so. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing and promotion of products in overseas markets. The IRS designated the matter for litigation on October 15, 2015. The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in U.S. Tax Court on December 14, 2015. The Company believes that the final adjudication of this matter will not have a material impact on its consolidated financial position, results of operations or cash flows and that it has adequate tax reserves for all tax matters. However, if this dispute were to be ultimately determined adversely to us, the additional tax, interest and any potential penalties could have a material adverse impact on the Company's financial position, results of operations or cash flows. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information.
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2015, the Company's valuation allowances on deferred tax assets were $477 million and primarily related to uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards generated in various jurisdictions. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets.
The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries. The Company also evaluates its expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for the Company's local country subsidiary to pay a dividend), economic stability and asset risk. As of December 31, 2015, undistributed earnings of the Company's foreign subsidiaries that met the indefinite reversal criteria amounted to $31.9 billion. Refer to Note 14 of Notes to Consolidated Financial Statements.
The Company's effective tax rate is expected to be 22.5 percent in 2016. This estimated tax rate does not reflect the impact of any unusual or special items that may affect our tax rate in 2016.

Operations Review
Our organizational structure as of December 31, 2015, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. For further information regarding our operating segments, refer to Note 19 of Notes to Consolidated Financial Statements.
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
We generally refer to acquisition and divestitures of bottling, distribution or canning operations and consolidation or deconsolidation of bottling and distribution entities for accounting purposes as structural changes ("structural changes"). Typically, structural changes do not impact the Company's unit case volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations.
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
"Licensed brands" refers to brands not owned by the Company, but for which we hold certain rights, generally including, but not limited to, distribution rights, and from which we derive an economic benefit when these brands are ultimately sold. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to these brands in periods prior to the beginning of the term of a license agreement. Therefore, in the year that the licenses are entered into, the unit case volume and concentrate sales volume from the sale of these brands is incremental to prior year volume. We do not generally consider newly licensed brands to be structural changes.

In 2015, the Company closed a transaction with Monster ("Monster Transaction"), which has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for the Eurasia and Africa, Europe, Latin America, North America, Asia Pacific and Corporate operating segments. This transaction consisted of multiple elements including, but not limited to, the acquisition of Monster's non-energy brands and the expansion of our distribution of Monster products into additional U.S. territories. These elements of the transaction impacted the Company's unit case volume and concentrate sales volume and therefore, in addition to being included as a structural change (a component of acquisitions and divestitures), they are also considered acquired brands. See further discussion of this transaction in Note 2 of Notes to Consolidated Financial Statements. Also during 2015, the Company acquired a South African bottler, which has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments operating segment. Refer to "Net Operating Revenues" below.
In 2014, the Company began refranchising territories in North America that were previously managed by CCR to certain of our unconsolidated bottling partners. The impact of these refranchising activities has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for our North America operating segment. In addition, for non-Company-owned and licensed beverage products sold in the refranchised territories, we have eliminated the unit case volume and associated concentrate sales from the base year when calculating volume growth rates on a consolidated basis as well as for the North America operating segment. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
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
In 2013, the Company acquired a majority interest in bottling operations in Myanmar, sold a majority interest in our previously consolidated bottling operations in the Philippines and deconsolidated our bottling operations in Brazil as a result of their combination with an independent bottling partner. Accordingly, the impact to net operating revenues related to these transactions is included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues for our Bottling Investments segment. Refer to the heading "Net Operating Revenues" below.
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
The Company is currently pursuing certain transactions that, if completed, will be included as structural changes for the applicable periods. In November 2014, the Company and two of our existing bottling partners entered into an agreement to combine each of the parties' bottling operations in Southern and East Africa. In August 2015, the Company entered into an agreement to merge our German bottling operations with the bottling operations of two of our existing bottling partners. Subject to receiving any required regulatory and shareholder approvals, we expect each of these transactions to close during the second quarter of 2016. Additionally, in 2016 we announced our intent to refranchise 100 percent of Company-owned North America bottling territories by the end of 2017. The Company also announced that we have entered into a non-binding letter of intent to refranchise Company-owned bottling operations in China to two of our existing bottling partners.

Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates and syrups (in all instances expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates or syrups may give rise to differences between unit case volume and concentrate sales volume growth rates.
Information about our volume growth by operating segment is as follows:

	Percent Change
	2015 vs. 2014			2014 vs. 2013
Year Ended December 31,	Unit Cases[1,2]	Concentrate Sales		Unit Cases[1,2]	Concentrate Sales
Worldwide	2%	2%	[3]	2%	2%	[4]
Eurasia & Africa	3%	2%		4%	3%
Europe	2	2		(2)	(2)
Latin America	1	1		1	—
North America	1	2	[3]	—	(1)
Asia Pacific	4	2		5	5
Bottling Investments	8	N/A		(2)	N/A

[1]	Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.

[2]	Geographic segment data reflects unit case volume growth for all bottlers, both consolidated and unconsolidated, and distributors in the applicable geographic areas.

[3]	After considering the impact of structural changes, concentrate sales volume both worldwide and for North America for the year ended December 31, 2015 grew 1 percent.

[4]	After considering the impact of structural changes, worldwide concentrate sales volume for the year ended December 31, 2014 grew 1 percent.

Unit Case Volume
The Coca-Cola system sold 29.2 billion, 28.6 billion and 28.2 billion unit cases of our products in 2015, 2014 and 2013, respectively. The number of unit cases sold in 2015 and 2014 does not include certain licensed beverage brands sold in the North American refranchised territories and certain brands owned by our Russian juice company. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above. The Company eliminated the unit case volume related to these structural changes from the base year, where applicable, when calculating the volume growth rates.

Year Ended December 31, 2015 versus Year Ended December 31, 2014
Unit case volume in Eurasia and Africa increased 3 percent, which consisted of 2 percent growth in sparkling beverages and 6 percent growth in still beverages. The group's sparkling beverage growth included 3 percent growth in Trademark Coca-Cola, and the growth in still beverages was led by packaged water and juices and juice drinks. Eurasia and Africa benefited from unit case volume growth of 8 percent, 6 percent and 2 percent in the Central, East & West Africa, Southern Africa, and Middle East & North Africa business units, respectively, partially offset by a decline of 4 percent in the Russia, Ukraine & Belarus business unit.
In Europe, unit case volume grew 2 percent, reflecting 7 percent growth in still beverages and 1 percent growth in sparkling beverages. The growth in still beverages was driven by the group's performance in packaged water, teas, sports drinks and the expansion of the innocent brand. The group's sparkling beverage growth included 9 percent growth in Coca-Cola Zero and 4 percent growth in Trademark Fanta.
Unit case volume in Latin America grew 1 percent as a result of growth in still beverages of 4 percent and even sparkling beverage volume. The growth in still beverages was led by growth in packaged water, juices and juice drinks and sports drinks. The Latin Center and South Latin business units reported unit case volume growth of 4 percent and 3 percent, respectively. The Mexico business unit reported unit case volume growth of 3 percent, reflecting growth in Trademark Coca-Cola of 3 percent. The growth in the Latin Center, South Latin and Mexico business units was partially offset by a unit case volume decline of 4 percent in the Brazil business unit.
In North America, unit case volume grew 1 percent. This increase reflects 5 percent growth in still beverage volume and even sparkling beverage volume. The still beverage growth in the group was led by 8 percent growth in packaged water and 6 percent growth in teas. After considering the impact of the acquired volume resulting from the Monster Transaction, North America unit case volume growth remained 1 percent.
Unit case volume in Asia Pacific increased 4 percent, which consisted of 4 percent growth in both sparkling and still beverage volume. The sparkling beverage volume growth was led by a 5 percent increase in Trademark Coca-Cola, a 4 percent increase in Trademark Sprite and a 6 percent increase in Trademark Fanta. Still beverage volume growth was led by increases in packaged water and teas of 12 percent and 6 percent, respectively. China's unit case volume grew 5 percent during the year, led by 12 percent growth in Trademark Coca-Cola and 3 percent growth in Trademark Sprite. India reported unit case volume growth of 4 percent and Japan reported even volume during the year.
Unit case volume for Bottling Investments increased 8 percent. This increase primarily reflects the growth in China and India. In addition, unit case volume in Germany grew 2 percent. The Company's consolidated bottling operations accounted for 34 percent, 69 percent, and 100 percent of the unit case volume in China, India and Germany, respectively.
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
Unit case volume in Latin America increased 1 percent reflecting growth in still beverages of 6 percent and even sparkling beverage volume. The growth in still beverages was led by packaged water, value-added dairy and sports drinks. Latin America benefited from unit case volume growth of 6 percent and 2 percent in the Latin Center and Brazil business units, respectively, partially offset by a volume decline of 1 percent in the Mexico business unit. The decline in Mexico was primarily due to the impact of a new excise tax that went into effect on January 1, 2014.
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
Concentrate Sales Volume
In 2015, worldwide concentrate sales volume and unit case volume both grew 2 percent compared to 2014. After considering the impact of structural changes, concentrate sales volume grew 1 percent during the year ended December 31, 2015. In 2014, worldwide concentrate sales volume and unit case volume both grew 2 percent compared to 2013. After considering the impact of structural changes, concentrate sales volume grew 1 percent during the year ended December 31, 2014. The differences between concentrate sales volume and unit case volume growth rates worldwide and for individual operating segments in 2015 and 2014 were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.
Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
(In millions except percentages and per share data)
NET OPERATING REVENUES	$44,294	$45,998	$46,854	(4)%	(2)%
Cost of goods sold	17,482	17,889	18,421	(2)	(3)
GROSS PROFIT	26,812	28,109	28,433	(5)	(1)
GROSS PROFIT MARGIN	60.5%	61.1%	60.7%
Selling, general and administrative expenses	16,427	17,218	17,310	(5)	(1)
Other operating charges	1,657	1,183	895	40	32
OPERATING INCOME	8,728	9,708	10,228	(10)	(5)
OPERATING MARGIN	19.7%	21.1%	21.8%
Interest income	613	594	534	3	11
Interest expense	856	483	463	77	4
Equity income (loss) — net	489	769	602	(36)	28
Other income (loss) — net	631	(1,263)	576	*	*
INCOME BEFORE INCOME TAXES	9,605	9,325	11,477	3	(19)
Income taxes	2,239	2,201	2,851	2	(23)
Effective tax rate	23.3%	23.6%	24.8%
CONSOLIDATED NET INCOME	7,366	7,124	8,626	3	(17)
Less: Net income attributable to noncontrolling interests	15	26	42	(40)	(38)
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$7,351	$7,098	$8,584	4%	(17)%
BASIC NET INCOME PER SHARE[1]	$1.69	$1.62	$1.94	4%	(16)%
DILUTED NET INCOME PER SHARE[1]	$1.67	$1.60	$1.90	5%	(16)%

*	Calculation is not meaningful.

[1]	Calculated based on net income attributable to shareowners of The Coca-Cola Company.

Net Operating Revenues
Year Ended December 31, 2015 versus Year Ended December 31, 2014
The Company's net operating revenues decreased $1,704 million, or 4 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2015 vs. 2014
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	1%	—%	2%	(7)%	(4)%
Eurasia & Africa	2%	(1)%	3%	(14)%	(10)%
Europe	2	(1)	1	(9)	(7)
Latin America	1	—	9	(23)	(13)
North America	1	(1)	3	(1)	2
Asia Pacific	2	—	(3)	(8)	(9)
Bottling Investments	6	3	(3)	(10)	(4)
Corporate	*	*	*	*	*
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
Price, product and geographic mix had a favorable 2 percent impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa — favorable price mix in most of the segment's business units, partially offset by unfavorable geographic mix;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in certain markets;

•	North America — favorably impacted as a result of price increases and package mix;

•	Asia Pacific — unfavorable product and channel mix as well as unfavorable geographic mix; and

•	Bottling Investments — unfavorable price mix attributable to channel, product and package mix.
The unfavorable impact of foreign currency fluctuations decreased our consolidated net operating revenues by 7 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; and foreign currency fluctuations. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have a mid single-digit unfavorable impact on full year 2016 net operating revenues. Based on current spot rates and our hedging coverage in place, we expect currencies will continue to have an unfavorable impact on our full year 2016 net operating revenues.

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
"Acquisitions and Divestitures" refers to acquisitions and divestitures of brands or businesses, some of which the Company considers to be structural changes. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes. The acquisitions and divestitures percent change for 2014 versus 2013 in the table above consisted entirely of structural changes. The impact of the Venezuelan Fair Price Law reduced our Latin America segment revenues by 5 percent in 2014.
Price, product and geographic mix had a favorable 1 percent impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa — favorable price mix in all of the segment's business units;

•	Europe — favorable impact as a result of consolidating the juice and smoothie business of Fresh Trading Ltd. ("innocent") in May 2013 and favorable price mix in all of the segment's business units;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in certain markets; and

•	Asia Pacific — unfavorable geographic mix.
The unfavorable impact of foreign currency fluctuations decreased our consolidated net operating revenues by 2 percent. The unfavorable currency impact was primarily due to a stronger U.S. dollar compared to certain other foreign currencies, including the South African rand, Mexican peso, Brazilian real, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and British pound, which had a favorable impact on our Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Net Operating Revenues by Operating Segment
Information about our net operating revenues by operating segment as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2015	2014	2013
Eurasia & Africa	5.5%	5.9%	5.9%
Europe	10.3	10.5	9.9
Latin America	9.0	10.0	10.1
North America	49.2	46.7	46.1
Asia Pacific	10.6	11.4	11.5
Bottling Investments	15.1	15.2	16.2
Corporate	0.3	0.3	0.3
Total	100.0%	100.0%	100.0%
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
Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) PET. The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. The Company recorded losses related to these derivatives of $206 million, $8 million and $120 million during the years ended December 31, 2015, 2014 and 2013, respectively, in the line item cost of goods sold in our consolidated statements of income. Refer to Note 5 of Notes to Consolidated Financial Statements. We do not currently expect changes in commodity costs to have a significant impact on our 2016 gross profit margin as compared to 2015.
Year Ended December 31, 2015 versus Year Ended December 31, 2014
Our gross profit margin decreased to 60.5 percent in 2015 from 61.1 percent in 2014. The decrease was primarily due to the impact of acquisitions and divestitures and the unfavorable impact of foreign currency exchange rate fluctuations, partially offset by positive price mix and slightly lower commodity costs. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to acquisitions and divestitures.
Year Ended December 31, 2014 versus Year Ended December 31, 2013
Our gross profit margin increased to 61.1 percent in 2014 from 60.7 percent in 2013. The increase was partially due to the deconsolidation of our Brazilian bottling operations in July 2013 as well as lower commodity costs, primarily in our North America finished goods business, and favorable geographic mix. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information regarding the impact of the deconsolidation of our Brazilian bottling operations.
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

Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2015	2014	2013
Stock-based compensation expense	$236	$209	$227
Advertising expenses	3,976	3,499	3,266
Selling and distribution expenses	6,025	6,412	6,419
Other operating expenses	6,190	7,098	7,398
Selling, general and administrative expenses	$16,427	$17,218	$17,310
Year Ended December 31, 2015 versus Year Ended December 31, 2014
Selling, general and administrative expenses decreased $791 million, or 5 percent. During the year ended December 31, 2015, fluctuations in foreign currency decreased selling, general and administrative expenses by 6 percent. The increase in stock-based compensation was primarily due to reversals in 2014 of previously recognized expenses related to the Company's long-term incentive programs as performance criteria were not achieved. The increase in advertising expenses reflects the Company's increased investments to strengthen our brands, partially offset by a foreign currency exchange impact of 13 percent. The decrease in selling and distribution expenses reflects the impact of acquisitions and divestitures. The decrease in other operating expenses reflects the shift of the Company's marketing spending to more consumer-facing advertising expenses as well as savings from our productivity and reinvestment initiatives. Foreign currency exchange rate fluctuations have a more significant impact on both advertising and other operating expenses as compared to our selling and distribution expenses since they are generally transacted in local currency. Our selling and distribution expenses are primarily related to our Company-owned bottling operations, of which the majority of expenses are attributable to CCR and are primarily denominated in U.S. dollars. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to acquisitions and divestitures.
In 2016, our pension expense is expected to decrease by $200 million compared to 2015. The anticipated decrease is primarily due to settlement and special termination costs incurred in 2015 of $169 million, the new method to calculate service and interest costs, an increase in the weighted-average discount rate used to calculate the Company's benefit obligations and the impact of $471 million of contributions the Company made in early 2016 to U.S. pension plans. The impact of these items will be partially offset by unfavorable asset performance compared to our expected return during 2015 and a decrease in the expected return on assets for U.S. plans. Refer to the heading "Liquidity, Capital Resources and Financial Position" below for information related to these contributions. Refer to the heading "Critical Accounting Policies and Estimates — Pension Plan Valuations" above and Note 13 of Notes to Consolidated Financial Statements for additional information related to the pension plan assumptions used by the Company.
As of December 31, 2015, we had $319 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.8 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 12 of Notes to Consolidated Financial Statements.
Year Ended December 31, 2014 versus Year Ended December 31, 2013
Selling, general and administrative expenses decreased $92 million, or 1 percent. Foreign currency fluctuations decreased selling, general and administrative expenses by 2 percent. The decrease in stock-based compensation was primarily due to reversals in 2014 of previously recognized expenses related to the Company's long-term incentive compensation programs. The increase in advertising expenses reflects the company's increased investment to strengthen our brands. This increase was partially offset by a foreign currency exchange impact of 4 percent. The decrease in selling and distribution expenses is a result of the refranchising of certain territories in North America in 2014 and the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner in July 2013.

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

Year Ended December 31,	2015	2014	2013
Eurasia & Africa	$16	$26	$2
Europe	(25)	111	57
Latin America	40	295	—
North America	384	281	277
Asia Pacific	3	38	47
Bottling Investments	357	247	194
Corporate	882	185	318
Total	$1,657	$1,183	$895
In 2015, the Company incurred other operating charges of $1,657 million. These charges included $691 million due to the Company's productivity and reinvestment program and $292 million due to the integration of our German bottling operations. In addition, the Company recorded impairment charges of $418 million primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction and incurred a charge of $100 million due to a cash contribution we made to The Coca-Cola Foundation. The Company also incurred a charge of $111 million due to the write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to changes in exchange rates as a result of the establishment of the new open market exchange system. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the Monster Transaction. Refer to Note 1 of Notes to Consolidated Financial Statements for additional information on the Venezuelan currency change. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments.
In 2014, the Company incurred other operating charges of $1,183 million. These charges primarily consisted of $601 million due to the Company's productivity and reinvestment program and $208 million due to the integration of our German bottling operations. In addition, the Company incurred a charge of $314 million due to a write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to higher exchange rates. The write-down was recorded as a result of our revised assessment of the U.S. dollar value we expect to realize upon the conversion of the Venezuelan bolivar into U.S. dollars by our bottling partner to pay our concentrate sales receivables. The Company also recorded a loss of $36 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 18 of Notes to Consolidated Financial Statements and see below for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 1 of Notes to Consolidated Financial Statements for additional information on the Venezuelan currency rate change. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments.
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
Productivity and Reinvestment Program
In February 2012, the Company announced a four-year productivity and reinvestment program designed to further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and the integration of Coca-Cola Enterprises Inc.'s ("Old CCE") former North America business.

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
We have incurred total pretax expenses of $2,056 million since the initiative commenced in 2012. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information.
Integration of Our German Bottling Operations
In 2008, the Company began the integration of our German bottling operations acquired in 2007. Since the integration commenced, the Company has incurred total pretax expenses of $1,127 million primarily related to involuntary terminations. We are currently reviewing additional restructuring opportunities within the German bottling operations, including integration costs related to information technology and other initiatives. If implemented, these initiatives will result in additional charges in future periods. Our German bottling operations are now classified as held for sale. Refer to Note 18 of Notes to Consolidated Financial Statements.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment on a percentage basis is as follows:

Year Ended December 31,	2015	2014	2013
Eurasia & Africa	11.3%	11.2%	10.6%
Europe	33.1	29.4	28.0
Latin America	24.9	23.8	28.4
North America	28.5	25.2	23.8
Asia Pacific	25.1	25.2	24.2
Bottling Investments	—	0.1	1.1
Corporate	(22.9)	(14.9)	(16.1)
Total	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

Year Ended December 31,	2015	2014	2013
Consolidated	19.7%	21.1%	21.8%
Eurasia & Africa	40.7%	39.7%	39.3%
Europe	63.6	58.9	61.5
Latin America	54.3	50.4	61.3
North America	11.4	11.4	11.3
Asia Pacific	46.5	46.6	46.1
Bottling Investments	—	0.1	1.5
Corporate	*	*	*

*	Calculation is not meaningful.

Year Ended December 31, 2015 versus Year Ended December 31, 2014
In 2015, foreign currency exchange rate fluctuations unfavorably impacted consolidated operating income by 12 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
During the year ended December 31, 2015, the Company's operating income was unfavorably impacted by the refranchising of additional territories in North America and the sale of the Company's energy brands as part of the Monster Transaction. The refranchising activities unfavorably impacted our North America operating segment and the sale of the energy brands unfavorably impacted our Eurasia and Africa, Europe, Latin America, North America and Asia Pacific operating segments. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
Operating income for Eurasia and Africa for the years ended December 31, 2015 and 2014 was $987 million and $1,084 million, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange rates of 16 percent, partially offset by favorable pricing across most of the segment's business units.
Operating income for Europe for the years ended December 31, 2015 and 2014 was $2,888 million and $2,852 million, respectively. The Europe group was favorably impacted by a reduction in other operating charges primarily related to the Company's productivity and reinvestment program. The favorable impact of the reduction in other operating charges was partially offset by the unfavorable impact of foreign currency exchange rate fluctuations of 3 percent.
Operating income for the Latin America segment for the years ended December 31, 2015 and 2014 was $2,169 million and $2,316 million, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 31 percent, partially offset by the reduction in other operating charges and favorable price mix in all of the segment's business units.
North America's operating income for the years ended December 31, 2015 and 2014 was $2,490 million and $2,447 million, respectively. The segment was favorably impacted by price increases and product and package mix, partially offset by an increase in other operating charges.
Operating income in Asia Pacific for the years ended December 31, 2015 and 2014 was $2,189 million and $2,448 million, respectively. Operating income for the segment reflects the unfavorable impact of foreign currency exchange rate fluctuations of 8 percent.
Our Bottling Investments segment's operating income for the years ended December 31, 2015 and 2014 was zero and $9 million, respectively. The Bottling Investments segment was unfavorably impacted by an increase in other operating charges partially offset by the favorable impact of acquisitions and divestitures. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to acquisitions and divestitures.
The Corporate segment's operating loss for the years ended December 31, 2015 and 2014 was $1,995 million and $1,448 million, respectively. Operating loss in 2015 was unfavorably impacted by an impairment charge of $418 million primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction, a charge of $100 million due to a cash contribution we made to The Coca-Cola Foundation and a $111 million charge due to an impairment of a Venezuelan trademark and a write-down the Company recorded on receivables from our bottling partner in Venezuela.

Year Ended December 31, 2014 versus Year Ended December 31, 2013
In 2014, foreign currency exchange rate fluctuations unfavorably impacted consolidated operating income by 6 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain other foreign currencies, including the South African rand, Mexican peso, Brazilian real, Australian dollar and Japanese yen, which had an unfavorable impact on our Eurasia and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and British pound, which had a favorable impact on our Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Operating income for Eurasia and Africa for the years ended December 31, 2014 and 2013 was $1,084 million and $1,087 million, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange rates of 12 percent. The unfavorable impact of the foreign currency exchange rates was offset by favorable pricing across many of the segment's markets.
Europe’s operating income for the years ended December 31, 2014 and 2013 was $2,852 million and $2,859 million, respectively. The Europe group was favorably impacted by foreign currency exchange rate fluctuations of 2 percent. The favorable impact of the foreign currency exchange rate fluctuations was offset by lower concentrate sales volume and increased charges related to the Company’s productivity and reinvestment program.
Operating income in Latin America for the years ended December 31, 2014 and 2013 was $2,316 million and $2,908 million, respectively. Foreign currency exchange rate fluctuations and the Venezuelan Fair Price Law unfavorably impacted operating income by 12 percent and 9 percent, respectively. Operating income was also unfavorably impacted by the write-down of receivables from our local bottling partner in Venezuela. Refer to Note 1 of Notes to Consolidated Financial Statements for additional information on the write-down of receivables. The impact of these items was partially offset by favorable price mix in all of the segment's business units.
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

Interest Income
Year Ended December 31, 2015 versus Year Ended December 31, 2014
Interest income was $613 million in 2015, compared to $594 million in 2014, an increase of $19 million, or 3 percent. The increase primarily reflects higher average cash and investment balances and higher average interest rates in certain of our international locations, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
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
Interest Expense
Year Ended December 31, 2015 versus Year Ended December 31, 2014
Interest expense was $856 million in 2015, compared to $483 million in 2014, an increase of $373 million, or 77 percent. The increase is primarily due to charges of $320 million the Company recorded on the early extinguishment of certain long-term debt. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. Interest expense also increased as a result of an overall increase in the total debt balances and a shift in the mix of our debt portfolio from short-term to long-term debt. During the year ended December 31, 2015, the Company issued SFr1,325 million, €8,500 million and $4,000 million of long-term debt. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information related to the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities — Debt Financing" below and Note 10 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt.
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
Equity Income (Loss) — Net
Year Ended December 31, 2015 versus Year Ended December 31, 2014
Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investees. In 2015, equity income was $489 million, compared to equity income of $769 million in 2014, a decrease of $280 million, or 36 percent. This decrease reflects, among other items, the unfavorable impact of the challenging economic conditions around the world where many of our equity method investees operate and fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies. The impact of these items was partially offset by the impact of acquisitions of equity investees. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
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
In 2015, other income (loss) — net was income of $631 million. This income included a net gain of $1,403 million as a result the Monster Transaction, primarily due to the difference in the recorded carrying value of the assets transferred, including an allocated portion of goodwill, compared to the value of the total assets and business acquired. Other income (loss) — net also included net foreign currency exchange gains of $149 million and dividend income of $83 million. This income was partially offset by noncash losses of $1,006 million due to refranchising activities in North America. The net foreign currency exchange gains included a gain of $300 million associated with our foreign-denominated debt partially offset by a charge of $27 million due to the initial remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. The Company determined that based on its economic circumstances, the SIMADI rate best represented the applicable rate at which future transactions could be settled, including the payment of dividends. As such, the Company remeasured the net assets related to its operations in Venezuela using the current SIMADI rate. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the Monster Transaction and North America refranchising. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below and Note 1 of Notes to Consolidated Financial Statements for additional information on the charge due to the change in Venezuelan exchange rates.
In 2014, other income (loss) — net was a loss of $1,263 million, primarily due to noncash losses of $799 million related to the refranchising of certain territories in North America and foreign exchange losses of $569 million, including a charge of $372 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SICAD 2 exchange rate. These charges were partially offset by dividend income of $51 million and net gains of $45 million related to fluctuations in the carrying value of the Company's trading securities and sales of available-for-sale securities. Refer to Note 1, Note 2 and Note 17 of Notes to Consolidated Financial Statements.
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
Income Taxes
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35.0 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2016 to 2023. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $223 million, $265 million and $279 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2015		2014		2013
Statutory U.S. federal tax rate	35.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	1.2		1.0		1.0
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	(12.7)	[1]	(11.5)	[6,7]	(10.3)	[10,11,12]
Equity income or loss	(1.7)	[2]	(2.2)		(1.4)	[13]
Other operating charges	1.2	[3,4]	2.9	[8,9]	1.2	[14]
Other — net	0.3	[5]	(1.6)		(0.7)
Effective tax rate	23.3%		23.6%		24.8%

[1]
Includes a pretax charge of $27 million (or a 0.1 percent impact on our effective tax rate) due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SIMADI exchange rate. Refer to Note 1 and Note 17 of Notes to Consolidated Financial Statements.

[2]
Includes a tax benefit of $5 million on a pretax charge of $87 million (or a 0.3 percent impact on our effective tax rate) related to our proportionate share of unusual or infrequent items recorded by our equity method investees. Refer to Note 17 of Notes to Consolidated Financial Statements.

[3]
Includes a tax benefit of $45 million on a pretax charge of $225 million (or a 0.3 percent impact on our effective tax rate) primarily due to an impairment of a Venezuelan trademark, a write-down of receivables from our bottling partner in Venezuela, a cash contribution to The Coca-Cola Foundation and charges associated with ongoing tax litigation. Refer to Note 1 and Note 17 of Notes to Consolidated Financial Statements.

[4]
Includes a tax benefit of $259 million on pretax charges of $983 million (or a 0.9 percent impact on our effective tax rate) primarily related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18 of Notes to Consolidated Financial Statements.

[5]
Includes tax expense of $150 million on pretax income of $77 million (or a 1.3 percent impact on our effective rate) primarily due to the gain related to the Monster Transaction, offset by charges related to the refranchising of certain territories in North America and charges associated with the early extinguishment of long-term debt. Refer to Note 2 and Note 17 of Notes to Consolidated Financial Statements.

[6]
Includes tax expense of $6 million on a pretax net charge of $372 million (or a 1.5 percent impact on our effective tax rate) due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SICAD 2 exchange rate. Refer to Note 1 of Notes to Consolidated Financial Statements.

[7]
Includes tax expense of $18 million (or a 0.2 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[8]
Includes tax expense of $55 million on a pretax charge of $352 million (or a 1.9 percent impact on our effective tax rate) primarily due to an impairment of a Venezuelan trademark, a write-down on receivables from our bottling partner in Venezuela, a charge associated with certain of the Company's fixed assets, and as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 1 and Note 17 of Notes to Consolidated Financial Statements.

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

[11]
Includes tax expense of $279 million on pretax net gains of $501 million (or a 0.9 percent impact on our effective tax rate) related to the deconsolidation of our Brazilian bottling operations upon their combination with an independent bottler and a loss due to the merger of four of the Company's Japanese bottling partners. Refer to Note 2 and Note 17 of Notes to Consolidated Financial Statements.

[12]
Includes tax expense of $3 million (or a 0.5 percent impact on our effective tax rate) related to a charge of $149 million due to the devaluation of the Venezuelan bolivar. Refer to Note 19 of Notes to Consolidated Financial Statements.

[13]
Includes a tax benefit of $8 million on a pretax charge of $159 million (or a 0.4 percent impact on our effective tax rate) related to our proportionate share of unusual or infrequent items recorded by our equity method investees. Refer to Note 17 of Notes to Consolidated Financial Statements.

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

As of December 31, 2015, the gross amount of unrecognized tax benefits was $168 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $148 million, exclusive of any benefits related to interest and penalties. The remaining $20 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2015	2014	2013
Beginning balance of unrecognized tax benefits	$211	$230	$302
Increase related to prior period tax positions	4	13	1
Decrease related to prior period tax positions	(9)	(2)	(7)
Increase related to current period tax positions	5	11	8
Decrease related to settlements with taxing authorities	(5)	(5)	(4)
Decrease due to lapse of the applicable statute of limitations	(23)	(32)	(59)
Increase (decrease) due to effect of foreign currency exchange rate changes	(15)	(4)	(11)
Ending balance of unrecognized tax benefits	$168	$211	$230
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $111 million, $113 million and $105 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2015, 2014 and 2013, respectively. Of these amounts, $8 million of expense and $8 million of benefit were recognized through income tax expense in 2014 and 2013, respectively. For the year ended December 31, 2015, an insignificant amount of interest and penalties were recognized through income tax expense. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
Based on current tax laws, the Company's effective tax rate in 2016 is expected to be 22.5 percent before considering the effect of any unusual or special items that may affect our tax rate.
Liquidity, Capital Resources and Financial Position
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2016. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $8,340 million in lines of credit for general corporate purposes as of December 31, 2015. These backup lines of credit expire at various times from 2016 through 2019.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume in 2015. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $17.9 billion as of December 31, 2015. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds.

Net operating revenues in the United States were $20.4 billion in 2015, or 46 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the years ended December 31, 2015, 2014 and 2013 was $10,528 million, $10,615 million and $10,542 million, respectively.
Cash flows from operating activities decreased $87 million, or 1 percent, in 2015 compared to 2014. This decrease primarily reflects the impact of foreign currency fluctuations and an increase in tax payments, partially offset by the efficient management of working capital. Refer to the heading "Operations Review — Net Operating Revenues" above for additional information on the impact of foreign currency fluctuations. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on the tax payments.
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
Cash Flows from Investing Activities
Our cash flows provided by (used in) investing activities are summarized as follows (in millions):

Year Ended December 31,	2015	2014	2013
Purchases of investments	$(15,831)	$(17,800)	$(14,782)
Proceeds from disposals of investments	14,079	12,986	12,791
Acquisitions of businesses, equity method investments and nonmarketable securities	(2,491)	(389)	(353)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	565	148	872
Purchases of property, plant and equipment	(2,553)	(2,406)	(2,550)
Proceeds from disposals of property, plant and equipment	85	223	111
Other investing activities	(40)	(268)	(303)
Net cash provided by (used in) investing activities	$(6,186)	$(7,506)	$(4,214)

Purchases of Investments and Proceeds from Disposals of Investments
In 2015, purchases of investments were $15,831 million and proceeds from disposals of investments were $14,079 million. This activity resulted in a net cash outflow of $1,752 million during 2015. In 2014, purchases of investments were $17,800 million and proceeds from disposals of investments were $12,986 million, resulting in a net cash outflow of $4,814 million. In 2013, purchases of investments were $14,782 million and proceeds from disposals of investments were $12,791 million, resulting in a net cash outflow of $1,991 million. These investments include time deposits that have maturities greater than three months but less than one year and are classified in the line item short-term investments in our consolidated balance sheets. The purchases during the years ended December 31, 2015 and 2014 include our investments in Keurig Green Mountain, Inc. ("Keurig") of $830 million and $1,567 million, respectively, partially offset by the net purchases and proceeds of our short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our investment in Keurig. In December 2015, Keurig announced that it had entered into an agreement with JAB Holding Company ("JAB") under which a JAB-led investor group will acquire Keurig for $92 per share in cash. The transaction is expected to close in the first quarter of 2016, subject to customary closing conditions, including receipt of regulatory approvals. Upon the sale of its shares, the Company will receive proceeds of approximately $2,380 million.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
In 2015, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $2,491 million, which primarily included our equity investments in Monster and in Indonesian bottling operations and the acquisition of a controlling interest in a South African bottling operation.
In 2014, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $389 million, which primarily included a joint investment with one of our bottling partners in a dairy company in Ecuador.
In 2013, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $353 million. These activities primarily included our acquisition of the majority of the remaining outstanding shares of innocent and a majority interest in bottling operations in Myanmar.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions during the years ended December 31, 2015, 2014 and 2013.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
In 2015, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $565 million, which included cash received as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest. The proceeds from disposals of businesses, equity method investments and nonmarketable securities during 2015 also included the proceeds from the sale of the Company's distribution assets, certain working capital items, and the grant of exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, to certain unconsolidated bottling partners as part of the North America refranchising. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
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
Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the years ended December 31, 2015, 2014 and 2013 were $2,468 million, $2,183 million and $2,439 million, respectively.

Total capital expenditures for property, plant and equipment and the percentage of such totals by operating segment were as follows (in millions):

Year Ended December 31,	2015	2014	2013
Capital expenditures	$2,553	$2,406	$2,550
Eurasia & Africa	0.7%	1.3%	1.6%
Europe	1.4	2.2	1.3
Latin America	2.7	2.3	2.5
North America	52.5	53.7	53.9
Asia Pacific	3.2	3.2	4.6
Bottling Investments	28.8	26.1	25.2
Corporate	10.7	11.2	10.9
We expect our annual 2016 capital expenditures to be $2.5 billion to $3.0 billion as we continue to make investments to enable growth in our business and further enhance our operational effectiveness.
Other Investing Activities
In 2015, cash used in other investing activities included a $530 million payment related to the Monster Transaction, partially offset by the cash flow impact of the Company's derivative contracts designated as net investment hedges. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the Monster Transaction and Note 5 of Notes to Consolidated Financial Statements for additional information on the Company's derivative contracts designated as net investment hedges.
In 2014, other investing activities were primarily related to loans to Fairlife, LLC, a value-added dairy joint venture, as well as local investments in Argentina.
In 2013, other investing activities were primarily related to the acquisition of trademarks and certain other intangible assets. None of these investments was individually significant.
Cash Flows from Financing Activities
Our cash flows provided by (used in) financing activities were as follows (in millions):

Year Ended December 31,	2015	2014	2013
Issuances of debt	$40,434	$41,674	$43,425
Payments of debt	(37,738)	(36,962)	(38,714)
Issuances of stock	1,245	1,532	1,328
Purchases of stock for treasury	(3,564)	(4,162)	(4,832)
Dividends	(5,741)	(5,350)	(4,969)
Other financing activities	251	(363)	17
Net cash provided by (used in) financing activities	$(5,113)	$(3,631)	$(3,745)
Debt Financing
Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.
As of December 31, 2015, our long-term debt was rated "AA" by Standard & Poor's, "Aa3" by Moody's and "A+" by Fitch. Our commercial paper program was rated "A-1+" by Standard & Poor's, "P-1" by Moody's and "F1" by Fitch. In assessing our credit strength, all three agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the aggregated balance sheet and other financial information of the Company. In addition, some rating agencies also consider the financial information of certain bottlers, including CCE, Coca-Cola Amatil Limited, Coca-Cola Bottling Co. Consolidated, Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers' financial performance, changes in the credit rating agencies' methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's equity income could be reduced as a result of the potential increase in interest expense for those bottlers.
In February 2016, Standard & Poor's downgraded the Company's long-term debt rating to AA- with a stable outlook. The Company does not believe that this downgrade will have a material adverse effect on our cost of borrowing.
We monitor our financial ratios and, as indicated above, the rating agencies consider these ratios in assessing our credit ratings. Each rating agency employs a different aggregation methodology and has different thresholds for the various financial ratios. These thresholds are not necessarily permanent, nor are they always fully disclosed to our Company.
Our global presence and strong capital position give us access to key financial markets around the world, enabling us to raise funds at a low effective cost. This posture, coupled with active management of our mix of short-term and long-term debt and our mix of fixed-rate and variable-rate debt, results in a lower overall cost of borrowing. Our debt management policies, in conjunction with our share repurchase program and investment activity, can result in current liabilities exceeding current assets.
Issuances and payments of debt included both short-term and long-term financing activities. In 2015, the Company had issuances of debt of $40,434 million, which included net issuances of $25,923 million of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $14,511 million, net of related discounts, premiums and issuance costs.
During 2015, the Company made payments of $37,738 million, which included net payments of $208 million of commercial paper and short-term debt with maturities of 90 days or less, $31,711 million of payments of commercial paper and short-term debt with maturities greater than 90 days and long-term debt payments of $5,819 million. The long-term debt payments included the extinguishment of $2,039 million of long-term debt prior to maturity, which resulted in associated charges of $320 million that were recorded in the line item interest expense in our consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship.
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
During 2014, the Company made payments of debt of $36,962 million, which included $35,921 million for payments of commercial paper and short-term debt with maturities greater than 90 days or less and long-term debt payments of $1,041 million.
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
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from Old CCE of $411 million and $464 million as of December 31, 2015 and 2014, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2015, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 20 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $515 million, $498 million and $498 million in 2015, 2014 and 2013, respectively. Refer to Note 10 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt balances.

Issuances of Stock
The issuances of stock in 2015, 2014 and 2013 were primarily related to the exercise of stock options by Company employees.
Share Repurchases
On July 20, 2006, the Board of Directors of the Company authorized a share repurchase program of up to 600 million shares of the Company's common stock. The program took effect on October 31, 2006. Although there were approximately 43 million shares that were yet to be purchased under this share repurchase program, the Board of Directors authorized a new share repurchase program of up to 500 million shares of the Company's common stock on October 18, 2012 ("2012 Plan"). The 2012 Plan allowed the Company to continue repurchasing shares following the completion of the prior program. The table below presents annual shares repurchased and average price per share:

Year Ended December 31,	2015	2014	2013
Number of shares repurchased (in millions)	86	98	121
Average price per share	$41.33	$40.97	$39.84
Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2015, we have purchased 3.3 billion shares of our Company's common stock at an average price per share of $15.36. In addition to shares repurchased under the share repurchase program authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. In 2015, we repurchased $3.5 billion of our stock. However, due to the timing of settlements, the total amount of treasury stock purchases that settled during 2015 was $3.6 billion, which includes treasury stock that was purchased and settled during 2015 as well as treasury stock purchased in December 2014 that settled in early 2015. The net impact of the Company's treasury stock issuance and purchase activities in 2015 resulted in a net cash outflow of $2.3 billion. We currently expect to repurchase $2.0 billion to $2.5 billion of our stock during 2016, net of proceeds from the issuance of treasury stock due to the exercise of employee stock options.
Dividends
The Company paid dividends of $5,741 million, $5,350 million and $4,969 million during the years ended December 31, 2015, 2014 and 2013, respectively.
At its February 2016 meeting, our Board of Directors increased our quarterly dividend by 6 percent, raising it to $0.35 per share, equivalent to a full year dividend of $1.40 per share in 2016. This is our 54th consecutive annual increase. Our annual common stock dividend was $1.32 per share, $1.22 per share and $1.12 per share in 2015, 2014 and 2013, respectively. The 2015 dividend represented an 8 percent increase from 2014, and the 2014 dividend represented a 9 percent increase from 2013.
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

As of December 31, 2015, we were contingently liable for guarantees of indebtedness owed by third parties of $572 million, of which $263 million was related to VIEs. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees. Management concluded that the likelihood of any significant amounts being paid by our

Company under these guarantees is not probable. As of December 31, 2015, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.
Our Company recognizes all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements.
As of December 31, 2015, the Company had $8,340 million in lines of credit for general corporate purposes. These backup lines of credit expire at various times from 2016 through 2019. There were no borrowings under these backup lines of credit during 2015. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which are presently significant to our Company.
Aggregate Contractual Obligations
As of December 31, 2015, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2016	2017-2018	2019-2020	2021 and Thereafter
Short-term loans and notes payable:[1]
Commercial paper borrowings	$13,035	$13,035	$—	$—	$—
Lines of credit and other short-term borrowings	95	95	—	—	—
Current maturities of long-term debt[2]	2,679	2,679	—	—	—
Long-term debt, net of current maturities[2]	28,150	—	6,660	6,232	15,258
Estimated interest payments[3]	6,011	553	1,022	899	3,537
Accrued income taxes[4]	331	331	—	—	—
Purchase obligations[5]	16,365	9,812	1,303	840	4,410
Marketing obligations[6]	4,260	2,302	914	546	498
Lease obligations	900	212	254	172	262
Held-for-sale obligations[7]	838	675	87	40	36
Total contractual obligations	$72,664	$29,694	$10,240	$8,729	$24,001

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

[3]
We calculated estimated interest payments for our long-term debt based on the applicable rates and payment dates. For our variable rate debt, we have assumed the December 31, 2015 rate for all years presented. We typically expect to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

[4]
Refer to Note 14 of Notes to Consolidated Financial Statements for information regarding income taxes. As of December 31, 2015, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, was $267 million, which was not included in the total above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

[5]
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including long-term contractual obligations, open purchase orders, accounts payable and certain accrued liabilities. We expect to fund these obligations with cash flows from operating activities.

[6]	We expect to fund these marketing obligations with cash flows from operating activities.

[7]	Represents liabilities of the Company's North American territories, German bottling operations and South African bottling operations that are classified as held for sale.

The total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2015, was $2,619 million. Refer to Note 13 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.
We generally expect to fund all future pension contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations.
As of December 31, 2015, the projected benefit obligation of the U.S. qualified pension plans was $6,405 million, and the fair value of plan assets was $5,628 million. The projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $2,754 million, and the fair value of all other pension plan assets was $2,061 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as certain unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain associates, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate annual benefit payments for these unfunded pension plans to be $72 million in 2016 and remain near that level through 2031, decreasing annually thereafter. Refer to Note 13 of Notes to Consolidated Financial Statements.
The Company expects to contribute an additional $512 million to our global pension plans, the majority of which will be allocated to our U.S. plans. Refer to Note 13 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our various plans in the table above.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2015, our self-insurance reserves totaled $560 million. Refer to Note 11 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2015 were $5,434 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is not included in the total contractual obligations table because we believe that presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

In 2015, we used 72 functional currencies. Due to the geographic diversity of our operations, weakness in some of these currencies might be offset by strength in others. In 2015, 2014 and 2013, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2015	2014	2013
All operating currencies	(15)%	(5)%	(5)%
Brazilian real	(27)%	(10)%	(9)%
Mexican peso	(16)	(4)	4
Australian dollar	(17)	(7)	(6)
South African rand	(15)	(12)	(13)
British pound	(8)	6	(2)
Euro	(17)	1	3
Japanese yen	(14)	(8)	(18)
These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in foreign currency exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on our net income and earnings per share.
The total currency impacts on net operating revenues, including the effect of our hedging activities, were decreases of 7 percent and 2 percent in 2015 and 2014, respectively. The total currency impacts on income before income taxes, including the effect of our hedging activities, were decreases of 6 percent in 2015 and 9 percent in 2014.
Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are included as a component of other income (loss) — net in our consolidated financial statements. Refer to the heading "Operations Review — Other Income (Loss) — Net" above. The Company recorded foreign currency exchange gains of $149 million in 2015 and foreign currency losses of $569 million and $162 million in 2014 and 2013, respectively.
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
In February 2015, the Venezuelan government merged SICAD 1 and SICAD 2 into a single mechanism called SICAD and introduced a new open market exchange rate system, SIMADI. As a result, management determined that the SIMADI rate was the most appropriate legally available rate and remeasured the net monetary assets of our Venezuelan subsidiary, resulting in a charge of $27 million recorded in the line item other income (loss) — net in our consolidated statement of income.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the years ended December 31, 2015 and December 31, 2014, as a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expect to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded write-downs of $56 million and $296 million, respectively, recorded in the line item other operating charges in our consolidated statements of income.
We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela. As a result of the Company's revised expectations regarding the convertibility of the local currency, we recognized impairment charges of $55 million and $18 million, respectively, during the years ended December 31, 2015 and December 31, 2014. These charges were recorded in the line item other operating charges in our consolidated statements of income.
During the year ended December 31, 2015, the Company continued to use the SIMADI rate to remeasure the net monetary assets of our Venezuelan subsidiary. As of December 31, 2015, the combined value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $100 million. Included in this combined value is $15 million of cash and cash equivalents. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion.
In February 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which will continue to be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The Venezuelan government announced it will reduce its three-tier system of exchange rates to two tiers by eliminating the SICAD rate. Additionally, the government announced that the SIMADI rate will be allowed to float freely beginning at a rate of 203 bolivars per U.S. dollar. As a result, the Company expects to continue to record losses on foreign currency exchange, may incur additional write-downs of receivables or impairment charges and will continue to record our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.
Impact of Inflation and Changing Prices
Inflation affects the way we operate in many markets around the world. In general, we believe that, over time, we will be able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's consolidated balance sheet (in millions):

December 31,	2015	2014	Increase (Decrease)		Percent Change
Cash and cash equivalents	$7,309	$8,958	$(1,649)		(18)%
Short-term investments	8,322	9,052	(730)		(8)
Marketable securities	4,269	3,665	604		16
Trade accounts receivable — net	3,941	4,466	(525)		(12)
Inventories	2,902	3,100	(198)		(6)
Prepaid expenses and other assets	2,752	3,066	(314)		(10)
Assets held for sale	3,900	679	3,221		474
Equity method investments	12,318	9,947	2,371		24
Other investments	3,470	3,678	(208)		(6)
Other assets	4,207	4,407	(200)		(5)
Property, plant and equipment — net	12,571	14,633	(2,062)		(14)
Trademarks with indefinite lives	5,989	6,533	(544)		(8)
Bottlers' franchise rights with indefinite lives	6,000	6,689	(689)		(10)
Goodwill	11,289	12,100	(811)		(7)
Other intangible assets	854	1,050	(196)		(19)
Total assets	$90,093	$92,023	$(1,930)		(2)%
Accounts payable and accrued expenses	$9,660	$9,234	$426		5%
Loans and notes payable	13,129	19,130	(6,001)		(31)
Current maturities of long-term debt	2,677	3,552	(875)		(25)
Accrued income taxes	331	400	(69)		(17)
Liabilities held for sale	1,133	58	1,075		1,853
Long-term debt	28,407	19,063	9,344		49
Other liabilities	4,301	4,389	(88)		(2)
Deferred income taxes	4,691	5,636	(945)		(17)
Total liabilities	$64,329	$61,462	$2,867		5%
Net assets	$25,764	$30,561	$(4,797)	[1]	(16)%

[1]	Includes a decrease in net assets of $3,959 million resulting from foreign currency translation adjustments in various balance sheet accounts.
The increases (decreases) in the individual line items in the table above are primarily attributable to North America refranchising and the Company's German bottling operations being classified as held for sale. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information. Additionally, the increases (decreases) include the impact of the following:

•
Equity method investments increased primarily due to our investment in Monster and a bottling partner in Indonesia, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.

•
Trademarks with indefinite lives decreased primarily due to the sale of our energy brands and the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.

•
Loans and notes payable and current maturities of long-term debt decreased primarily due to the payments related to commercial paper and the retirement of $3,500 million of long-term debt during the year ended December 31, 2015.

•
Long-term debt increased primarily due to the issuances of Swiss franc-denominated, euro-denominated and U.S. dollar-denominated debt, partially offset by the early extinguishment of debt during the year ended December 31, 2015. Refer to Note 10 of Notes to Consolidated Financial Statements for additional information.

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
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2015, we used 72 functional currencies and generated $23,934 million of our net operating revenues from operations outside the United States; therefore, weaknesses in some currencies might be offset by strengths in other currencies over time. We use derivative financial instruments to further reduce our net exposure to foreign currency fluctuations.
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
The total notional values of our foreign currency derivatives were $18,060 million and $23,553 million as of December 31, 2015 and 2014, respectively. This total includes derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. The fair value of the contracts that qualify for hedge accounting resulted in a net unrealized gain of $692 million as of December 31, 2015. At the end of 2015, we estimate that a 10 percent weakening of the U.S. dollar would have eliminated the net unrealized gain and created an unrealized loss of $486 million. The fair value of the contracts that do not qualify for hedge accounting resulted in a net unrealized gain of $278 million, and we estimate that a 10 percent weakening of the U.S. dollar would have decreased the net unrealized gain to $238 million.
Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
Based on the Company's variable-rate debt and derivative instruments outstanding as of December 31, 2015, a 1 percentage point increase in interest rates would have increased interest expense by $252 million in 2015. However, this increase in interest expense would have been partially offset by the increase in interest income related to higher interest rates.
The Company is subject to interest rate risk related to its investments in highly liquid securities. These investments are primarily managed by external managers within the guidelines of the Company's investment policy. Our policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. In addition, our policy limits the amount of credit exposure to any one issuer. We estimate that a 1 percentage point increase in interest rates would result in a $52 million decrease in the fair value of our portfolio of highly liquid securities.

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
Open commodity derivatives that qualify for hedge accounting had notional values of $8 million and $9 million as of December 31, 2015 and 2014, respectively. The fair value of the contracts that qualify for hedge accounting resulted in a net unrealized gain of $1 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have resulted in a net unrealized loss of $1 million.
Open commodity derivatives that do not qualify for hedge accounting had notional values of $893 million and $816 million as of December 31, 2015 and 2014, respectively. The fair value of the contracts that do not qualify for hedge accounting resulted in a net unrealized loss of $170 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have increased the net unrealized loss to $226 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2015	2014	2013
(In millions except per share data)
NET OPERATING REVENUES	$44,294	$45,998	$46,854
Cost of goods sold	17,482	17,889	18,421
GROSS PROFIT	26,812	28,109	28,433
Selling, general and administrative expenses	16,427	17,218	17,310
Other operating charges	1,657	1,183	895
OPERATING INCOME	8,728	9,708	10,228
Interest income	613	594	534
Interest expense	856	483	463
Equity income (loss) — net	489	769	602
Other income (loss) — net	631	(1,263)	576
INCOME BEFORE INCOME TAXES	9,605	9,325	11,477
Income taxes	2,239	2,201	2,851
CONSOLIDATED NET INCOME	7,366	7,124	8,626
Less: Net income attributable to noncontrolling interests	15	26	42
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$7,351	$7,098	$8,584
BASIC NET INCOME PER SHARE[1]	$1.69	$1.62	$1.94
DILUTED NET INCOME PER SHARE[1]	$1.67	$1.60	$1.90
AVERAGE SHARES OUTSTANDING	4,352	4,387	4,434
Effect of dilutive securities	53	63	75
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,405	4,450	4,509

[1]	Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2015	2014	2013
(In millions)
CONSOLIDATED NET INCOME	$7,366	$7,124	$8,626
Other comprehensive income:
Net foreign currency translation adjustment	(3,959)	(2,382)	(1,187)
Net gain (loss) on derivatives	142	357	151
Net unrealized gain (loss) on available-for-sale securities	(684)	714	(80)
Net change in pension and other benefit liabilities	86	(1,039)	1,066
TOTAL COMPREHENSIVE INCOME	2,951	4,774	8,576
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3)	21	39
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,954	$4,753	$8,537
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2015	2014
(In millions except par value)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,309	$8,958
Short-term investments	8,322	9,052
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	15,631	18,010
Marketable securities	4,269	3,665
Trade accounts receivable, less allowances of $352 and $331, respectively	3,941	4,466
Inventories	2,902	3,100
Prepaid expenses and other assets	2,752	3,066
Assets held for sale	3,900	679
TOTAL CURRENT ASSETS	33,395	32,986
EQUITY METHOD INVESTMENTS	12,318	9,947
OTHER INVESTMENTS	3,470	3,678
OTHER ASSETS	4,207	4,407
PROPERTY, PLANT AND EQUIPMENT — net	12,571	14,633
TRADEMARKS WITH INDEFINITE LIVES	5,989	6,533
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	6,000	6,689
GOODWILL	11,289	12,100
OTHER INTANGIBLE ASSETS	854	1,050
TOTAL ASSETS	$90,093	$92,023
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,660	$9,234
Loans and notes payable	13,129	19,130
Current maturities of long-term debt	2,677	3,552
Accrued income taxes	331	400
Liabilities held for sale	1,133	58
TOTAL CURRENT LIABILITIES	26,930	32,374
LONG-TERM DEBT	28,407	19,063
OTHER LIABILITIES	4,301	4,389
DEFERRED INCOME TAXES	4,691	5,636
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	14,016	13,154
Reinvested earnings	65,018	63,408
Accumulated other comprehensive income (loss)	(10,174)	(5,777)
Treasury stock, at cost — 2,716 and 2,674 shares, respectively	(45,066)	(42,225)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	25,554	30,320
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	210	241
TOTAL EQUITY	25,764	30,561
TOTAL LIABILITIES AND EQUITY	$90,093	$92,023
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2015	2014	2013
(In millions)
OPERATING ACTIVITIES
Consolidated net income	$7,366	$7,124	$8,626
Depreciation and amortization	1,970	1,976	1,977
Stock-based compensation expense	236	209	227
Deferred income taxes	73	(40)	648
Equity (income) loss — net of dividends	(122)	(371)	(201)
Foreign currency adjustments	(137)	415	168
Significant (gains) losses on sales of assets — net	(374)	831	(670)
Other operating charges	929	761	465
Other items	744	149	234
Net change in operating assets and liabilities	(157)	(439)	(932)
Net cash provided by operating activities	10,528	10,615	10,542
INVESTING ACTIVITIES
Purchases of investments	(15,831)	(17,800)	(14,782)
Proceeds from disposals of investments	14,079	12,986	12,791
Acquisitions of businesses, equity method investments and nonmarketable securities	(2,491)	(389)	(353)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	565	148	872
Purchases of property, plant and equipment	(2,553)	(2,406)	(2,550)
Proceeds from disposals of property, plant and equipment	85	223	111
Other investing activities	(40)	(268)	(303)
Net cash provided by (used in) investing activities	(6,186)	(7,506)	(4,214)
FINANCING ACTIVITIES
Issuances of debt	40,434	41,674	43,425
Payments of debt	(37,738)	(36,962)	(38,714)
Issuances of stock	1,245	1,532	1,328
Purchases of stock for treasury	(3,564)	(4,162)	(4,832)
Dividends	(5,741)	(5,350)	(4,969)
Other financing activities	251	(363)	17
Net cash provided by (used in) financing activities	(5,113)	(3,631)	(3,745)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(878)	(934)	(611)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the year	(1,649)	(1,456)	1,972
Balance at beginning of year	8,958	10,414	8,442
Balance at end of year	$7,309	$8,958	$10,414
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

Year Ended December 31,	2015	2014	2013
(In millions except per share data)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	4,366	4,402	4,469
Purchases of treasury stock	(86)	(98)	(121)
Treasury stock issued to employees related to stock compensation plans	44	62	54
Balance at end of year	4,324	4,366	4,402
COMMON STOCK	$1,760	$1,760	$1,760
CAPITAL SURPLUS
Balance at beginning of year	13,154	12,276	11,379
Stock issued to employees related to stock compensation plans	532	526	569
Tax benefit (charge) from stock compensation plans	94	169	144
Stock-based compensation	236	209	227
Other activities	—	(26)	(43)
Balance at end of year	14,016	13,154	12,276
REINVESTED EARNINGS
Balance at beginning of year	63,408	61,660	58,045
Net income attributable to shareowners of The Coca-Cola Company	7,351	7,098	8,584
Dividends (per share — $1.32, $1.22 and $1.12 in 2015, 2014 and 2013, respectively)	(5,741)	(5,350)	(4,969)
Balance at end of year	65,018	63,408	61,660
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(5,777)	(3,432)	(3,385)
Net other comprehensive income (loss)	(4,397)	(2,345)	(47)
Balance at end of year	(10,174)	(5,777)	(3,432)
TREASURY STOCK
Balance at beginning of year	(42,225)	(39,091)	(35,009)
Stock issued to employees related to stock compensation plans	696	891	745
Purchases of treasury stock	(3,537)	(4,025)	(4,827)
Balance at end of year	(45,066)	(42,225)	(39,091)
TOTAL EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$25,554	$30,320	$33,173
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Balance at beginning of year	$241	$267	$378
Net income attributable to noncontrolling interests	15	26	42
Net foreign currency translation adjustment	(18)	(5)	(3)
Dividends paid to noncontrolling interests	(31)	(25)	(58)
Acquisition of interests held by noncontrolling owners	—	—	(34)
Contributions by noncontrolling interests	—	—	6
Business combinations	(3)	(22)	25
Deconsolidation of certain entities	—	—	(89)
Other activities	6	—	—
TOTAL EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$210	$241	$267
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
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations, as well as independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for more than 1.9 billion of the approximately 58 billion servings of all beverages consumed worldwide every day.
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
Our finished product operations consist primarily of Company-owned or -controlled bottling, sales and distribution operations, including Coca-Cola Refreshments ("CCR"), our bottling and customer service organization for the United States and Canada. Our Company-owned or -controlled bottling, sales and distribution operations, other than CCR, are included in our Bottling Investments operating segment. CCR is included in our North America operating segment. Our finished product operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers, such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. In the United States, we authorize wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.

Summary of Significant Accounting Policies
Basis of Presentation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.
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
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to profit guarantees or subordinated financial support. Refer to Note 11. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $2,687 million and $2,274 million as of December 31, 2015 and 2014, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $221 million and $266 million as of December 31, 2015 and 2014, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
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
Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in our consolidated balance sheet. Refer to Note 2.
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
In some situations, the Company may determine it to be advantageous to make advance payments to specific customers to fund certain marketing activities intended to generate profitable volume and/or invest in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. The Company also makes advance payments to certain customers for distribution rights. The advance payments made to customers are initially capitalized and included in our consolidated balance sheets in prepaid expenses and other assets and noncurrent other assets, depending on the duration of the agreements. The assets are amortized over the applicable periods and included in deductions from revenue. The duration of these agreements typically range up to 10 years.
Amortization expense for infrastructure programs was $61 million, $72 million and $69 million in 2015, 2014 and 2013, respectively. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $6.8 billion, $7.0 billion and $6.9 billion in 2015, 2014 and 2013, respectively.
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $4.0 billion, $3.5 billion and $3.3 billion in 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, advertising and production costs of $207 million and $228 million, respectively, were primarily recorded in the line item prepaid expenses and other assets in our consolidated balance sheets.
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

Shipping and Handling Costs
Shipping and handling costs related to the movement of finished goods from manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our consolidated statements of income. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in the line item selling, general and administrative expenses in our consolidated statements of income. During the years ended December 31, 2015, 2014 and 2013, the Company recorded shipping and handling costs of $2.5 billion, $2.7 billion and $2.7 billion, respectively, in the line item selling, general and administrative expenses. Our customers do not pay us separately for shipping and handling costs related to finished goods.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 27 million, 38 million and 28 million stock option awards were excluded from the computations of diluted net income per share in 2015, 2014 and 2013, respectively, because the awards would have been antidilutive for the years presented.
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

Each reporting period we review all of our investments in equity and debt securities, except for those classified as trading, to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis exceeded the fair value. The fair values of most of our investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds, and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies.
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

Year Ended December 31,	2015	2014	2013
Balance at beginning of year	$331	$61	$53
Net charges to costs and expenses[1]	45	308	30
Write-offs	(10)	(13)	(14)
Other[2]	(14)	(25)	(8)
Balance at end of year	$352	$331	$61

[1]	The increase in 2014 was primarily related to concentrate sales receivables from our bottling partner in Venezuela. See Hyperinflationary Economies discussion below for additional information.
2 Other includes foreign currency translation and the impact of transferring certain assets to assets held for sale. See Note 2.
A significant portion of our net operating revenues and corresponding accounts receivable is derived from sales of our products in international markets. Refer to Note 19. We also generate a significant portion of our net operating revenues by selling concentrates and syrups to bottlers in which we have a noncontrolling interest, including Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), Coca-Cola HBC AG ("Coca-Cola Hellenic"), and Coca-Cola İçecek A.Ş. ("Coca-Cola İçecek"). Refer to Note 6.
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

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; and machinery, equipment and vehicle fleet: 20 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement. Depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale, even if the asset or disposal group continues to generate revenue during the period. Depreciation expense, including the depreciation expense of assets under capital lease, totaled $1,735 million, $1,716 million and $1,727 million in 2015, 2014 and 2013, respectively. Amortization expense for leasehold improvements totaled $18 million, $20 million and $16 million in 2015, 2014 and 2013, respectively.
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
The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, prior to completing the impairment test described above. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment. During 2015, the Company performed qualitative assessments on 25 percent of our indefinite-lived intangible assets balance.

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
The Company has the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing. During 2015, the Company performed qualitative assessments on 10 percent of our consolidated goodwill balance.
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
Stock-Based Compensation
Our Company sponsors equity plans that provide for the grant of awards including stock options, restricted stock units, restricted stock and performance share units. The fair value of our stock option grants is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The Company recognizes compensation expense on a straight-line basis over the period the grant is earned by the employee, generally four years.
The fair value of our restricted stock units, restricted stock and certain performance share units is the quoted market value of the Company's stock on the grant date less the present value of the expected dividends not received during the relevant holding period. For certain performance share units granted beginning in 2014, the Company includes a relative total shareowner return ("TSR") modifier to determine the number of shares earned at the end of the performance period. For these awards, the number of shares earned based on the certified achievement of the predefined performance criteria will be reduced or increased if total shareowner return over the performance period relative to a predefined compensation comparator group of companies falls outside of a defined range. The fair value of performance share units that include the TSR modifier is determined using a Monte Carlo valuation model.
In the period it becomes probable that the minimum performance criteria specified in the performance share award plan will be achieved, we recognize expense for the proportionate share of the total fair value of the award related to the vesting period that has already lapsed. The remaining fair value of the award is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that we will achieve the minimum performance criteria specified in the plan, we reverse all of the previously recognized compensation expense in the period such a determination is made. Refer to Note 12.
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
The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note 11 and Note 14.
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
In February 2015, the Venezuelan government merged SICAD 1 and SICAD 2 into a single mechanism called SICAD and introduced a new open market exchange rate system, SIMADI. As a result, management determined that the SIMADI rate was the most appropriate legally available rate and remeasured the net monetary assets of our Venezuelan subsidiary, resulting in a charge of $27 million recorded in the line item other income (loss) — net in our consolidated statement of income.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the years ended December 31, 2015 and December 31, 2014, as a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expect to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded write-downs of $56 million and $296 million, respectively, recorded in the line item other operating charges in our consolidated statements of income.
We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela. As a result of the Company's revised expectations regarding the convertibility of the local currency, we recognized impairment charges of $55 million and $18 million, respectively, during the years ended December 31, 2015 and December 31, 2014. These charges were recorded in the line item other operating charges in our consolidated statements of income.
During the year ended December 31, 2015, the Company continued to use the SIMADI rate to remeasure the net monetary assets of our Venezuelan subsidiary. As of December 31, 2015, the combined value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $100 million. Included in this combined value is $15 million of cash and cash equivalents. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion.
In February 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which will continue to be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The Venezuelan government announced it will reduce its three-tier system of exchange rates to two tiers by eliminating the SICAD rate. Additionally, the government announced that the SIMADI rate will be allowed to float freely beginning at a rate of 203 bolivars per U.S. dollar. As a result, the Company expects to continue to record losses on foreign currency exchange, may incur additional write-downs of receivables or impairment charges and will continue to record our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and will be effective for the Company beginning January 1, 2018. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. Additionally, the amendments eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 will be effective for the Company beginning January 1, 2016. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The Company does not believe that the adoption of ASU 2015-02 will have a material impact on the Company's financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The standard will be effective for the Company beginning January 1, 2016 and will be applied retrospectively. The Company expects that the only impact of the adoption of ASU 2015-03 on our consolidated financial statements will be the change in balance sheet presentation of our debt issuance costs.

In April 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share. This guidance will be effective for the Company beginning January 1, 2016. The Company expects that the implementation of this amendment will impact the Company's notes to the consolidated financial statements but will not have an effect on the Company's financial position or results of operations.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a consolidated statement of financial position. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments will be effective for the Company beginning January 1, 2017. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2015, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $2,491 million, which primarily related to our strategic partnership with Monster Beverage Corporation ("Monster") and an investment in a bottling partner in Indonesia that is accounted for under the equity method of accounting. The bottling partner in Indonesia is a subsidiary of Coca-Cola Amatil Limited, an equity method investee. We also acquired the remaining outstanding shares of a bottling partner in South Africa ("South African bottler"), which was previously accounted for as an equity method investment. We remeasured our previously held equity interest in the South African bottler to fair value upon the close of the transaction and recorded a loss on the remeasurement of $19 million during the year ended December 31, 2015. This bottler will be included in the Coca-Cola Beverages Africa Limited transaction discussed further below.
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
Monster Beverage Corporation
On August 14, 2014, the Company and Monster entered into definitive agreements for a long-term strategic relationship in the global energy drink category. The transaction contemplated under these agreements ("Monster Transaction") closed on June 12, 2015. As a result of the Monster Transaction, (1) the Company purchased newly issued shares of Monster common stock representing approximately 17 percent of the outstanding shares of Monster common stock (after giving effect to the new issuance); (2) the Company sold its global energy drink business (including NOS, Full Throttle, Burn, Mother, Play and Power Play, and Relentless) to Monster, and the Company acquired Monster's non-energy drink business (including Hansen's Natural Sodas, Peace Tea, Hubert's Lemonade and Hansen's Juice Products); and (3) the parties amended their distribution coordination agreements to expand distribution of Monster products into additional territories pursuant to long-term agreements with the Company's existing network of Company-owned or -controlled bottling operations and distribution partners. The Coca-Cola system also became Monster's preferred global distribution partner. The Company made a net cash payment of $2,150 million to Monster, of which $125 million is being held in escrow, subject to release upon achievement of milestones relating to the transfer of Monster's domestic distribution rights to our distribution network.

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
As a result of the Monster Transaction, the North America Coca-Cola system obtained the right to distribute Monster products in territories for which it was not previously the authorized distributor ("expanded territories"). These distribution rights are governed by an agreement with an initial term of 20 years, after which it will continue to remain in effect unless otherwise terminated by either party and there are no future costs of renewal. As such, these rights were determined to be indefinite-lived intangible assets and are classified in the line item bottlers' franchise rights with indefinite lives in our consolidated balance sheet. CCR is the distributor in the majority of the expanded territories. The remainder of the territories are serviced by independent bottling partners. Of the $1,035 million allocated to the expanded distribution rights, the Company derecognized $341 million related to the expanded territories serviced by the independent bottling partners upon the close of the transaction. As consideration for these rights, the Company received an up-front payment of $28 million related to these territories, and we will receive a payment per case on all future sales made by these independent bottlers for the duration of the distribution agreements. As these payments are dependent on future sales, they are a form of contingent consideration. We elected to account for this consideration in the same manner as the contingent consideration to be received in the North America refranchising, discussed below. This resulted in a net loss of $313 million recorded in the line item other income (loss) — net in our consolidated statement of income during the year ended December 31, 2015.
During the year ended December 31, 2015, the Company recognized a gain of $1,715 million on the sale of our global energy drink business, primarily due to the difference in the recorded carrying value of the assets transferred, including an allocated portion of goodwill, compared to the value of the total assets and business acquired. After considering the loss resulting from the derecognition of the expanded territory rights serviced by the independent bottling partners, the net gain recognized on the Monster Transaction was $1,403 million, which was recorded in the line item other income (loss) — net in our consolidated statement of income. Additionally, under the terms of the Monster Transaction, we were required to discontinue selling energy products under certain trademarks, including one trademark in the glacéau portfolio. The Company recognized an impairment charge of $380 million upon closing, primarily related to the discontinuation of the energy products in the glacéau portfolio, which was recorded in the line item other operating charges in our consolidated statement of income.
During the year ended December 31, 2015, based on the relative fair values of the total assets and business acquired, $1,620 million of the $2,150 million cash payment made was classified in the line item acquisitions of businesses, equity method investments and nonmarketable securities in our consolidated statement of cash flows. The remaining $530 million was classified in the line item other investing activities in our consolidated statement of cash flows.

Keurig Green Mountain, Inc.
In February 2014, the Company purchased newly issued shares in Keurig Green Mountain, Inc. ("Keurig") for $1,265 million, including transaction costs of $14 million. In May 2014, the Company purchased additional shares of Keurig in the market for $302 million, which represented an additional 2 percent equity position in Keurig.
Subsequent to these purchases, the Company entered into an agreement with Credit Suisse Capital LLC ("CS") to purchase additional shares of Keurig which would increase the Company's equity position to a 16 percent interest based on the total number of issued and outstanding shares of Keurig as of May 1, 2014. Under the agreement, the Company was to purchase from CS, on a date selected by CS no later than February 2015, the lesser of (1) 6.5 million shares of Keurig or (2) the number of shares that shall cause our ownership to equal 16 percent. The purchase price per share was the average of the daily volume-weighted average price per share from May 15, 2014, to the date selected by CS, as adjusted in certain circumstances specified in the agreement. CS had exclusive ownership and control over any such shares until delivered to the Company. In February 2015, the Company purchased 6.4 million shares from CS under this agreement for a total purchase price of $830 million. As this agreement qualified as a derivative, we recognized a loss of $58 million in the line item other income (loss) — net in our consolidated statement of income during the year ended December 31, 2015. The Company recognized a cumulative loss of $47 million in the line item other income (loss) — net in our consolidated statement of income over the term of the agreement.
We account for the investment in Keurig as an available-for-sale security, which is included in the line item other investments in our consolidated balance sheet. These purchases of the shares were included in the line item purchases of investments in our consolidated statement of cash flows, net of any related derivative impact.
German Bottling Operations
In conjunction with the Company's acquisition of German bottling operations in 2007, the former owners received put options to sell their respective shares in the operations back to the Company in January 2014. During the year ended December 31, 2014, the Company paid $503 million to purchase these shares, which was included in the line item other financing activities in our consolidated statement of cash flows, resulting in 100 percent ownership of our German bottling operations.
Divestitures
During 2015, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $565 million, which included proceeds from the refranchising of certain of our territories in North America and proceeds from the sale of a 10 percent interest in a Brazilian bottling partner as a result of the majority owners exercising their right to acquire additional shares from us.
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
North America Refranchising
In conjunction with implementing a new beverage partnership model in North America, the Company refranchised territories that were previously managed by CCR to certain of our unconsolidated bottling partners. These territories generally border these bottlers' existing territories, allowing each bottler to better service local customers and provide more efficient execution. By entering into comprehensive beverage agreements ("CBAs") with each of the bottlers, we granted certain exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products as defined by the CBA. In some cases, the Company has entered into, or agreed to enter into, manufacturing agreements that authorize certain bottlers that have executed a CBA to manufacture certain beverage products. If a bottler has not entered into a specific manufacturing agreement, then under the CBA for these territories, CCR retains the rights to produce these beverage products and the bottlers will purchase from CCR (or other Company-authorized manufacturing bottlers) substantially all of the related finished products needed in order to service the customers in these territories.

Each CBA generally has a term of 10 years and is renewable, in most cases by the bottler and in some cases by the Company, indefinitely for successive additional terms of 10 years each. Under the CBA, the bottlers will make ongoing quarterly payments to the Company based on their gross profit in the refranchised territories throughout the term of the CBA, including renewals, in exchange for the grant of the exclusive territory rights.
Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories to the respective bottlers in exchange for cash. These rights include, where applicable, the recently acquired Monster distribution rights discussed above. During the years ended December 31, 2015 and December 31, 2014, cash proceeds from these sales totaled $362 million and $143 million, respectively. Included in the cash proceeds for the years ended December 31, 2015 and December 31, 2014 was $83 million and $42 million, respectively, from Coca-Cola Bottling Co. Consolidated, an equity method investee. Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories.
Additionally, in September 2015, the Company announced the formation of a new National Product Supply System ("NPSS") which will facilitate optimal operation of the U.S. product supply system. Under the NPSS, the Company and several of its existing independent producing bottlers will administer key national product supply activities for these bottlers, which currently represent approximately 95 percent of the U.S. produced volume. As part of the NPSS, it is anticipated that each of these bottlers will acquire certain production facilities from CCR in exchange for cash, subject to the parties reaching definitive agreements. The transition of these production facilities is anticipated to take place by the end of 2017.
We recognized noncash losses of $1,006 million and $799 million during the years ended December 31, 2015 and December 31, 2014, respectively. These losses primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale, and were included in the line item other income (loss) — net in our consolidated statements of income. See further discussion of assets and liabilities held for sale below. We expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
Philippine Bottling Operations
On January 25, 2013, the Company sold a 51 percent interest in our Philippine bottling operations to Coca-Cola FEMSA, an equity method investee. The Company accounts for our remaining 49 percent ownership interest in the Philippine bottling operations under the equity method of accounting. As a result of this transaction, we remeasured our remaining investment in the Philippine bottling operations to fair value taking into consideration the sale price of the majority ownership interest. Coca-Cola FEMSA has an option to purchase our remaining ownership interest in the Philippine bottling operations at any time during the seven years following closing based on the initial purchase price plus a defined return. Coca-Cola FEMSA also has an option exercisable during the sixth year after closing to sell its ownership interest back to the Company at a price not to exceed the initial purchase price.

Brazilian Bottling Operations
On July 3, 2013, the Company combined our Brazilian bottling operations with an independent bottler in Brazil in a transaction involving a disposition of shares for cash and an exchange of shares for a 44 percent minority ownership interest in the newly combined entity, which was recorded at fair value. This combination resulted in the deconsolidation of our Brazilian bottling operations. As a result of this transaction, the Company recognized a gain of $615 million in the line item other income (loss) — net in our consolidated statement of income during the year ended December 31, 2013.
The owners of the majority interest have the option to acquire up to 24 percent of the new entity's outstanding shares from us at any time for a period of six years beginning December 31, 2013, based on an agreed-upon formula. In December 2014, the Company received notification that the owners of the majority interest had exercised their option to acquire from us a 10 percent interest in the entity's outstanding shares. During the year ended December 31, 2014, we recorded an estimated loss of $32 million as a result of the exercise price being lower than our carrying value. The transaction closed in January 2015, and the Company recorded an additional loss of $6 million during the year ended December 31, 2015, calculated based on the final option price. As a result of this transaction, the Company's ownership was reduced to 34 percent of the entity’s outstanding shares. The owners of the majority interest have a remaining option to acquire an additional 14 percent interest of the entity's outstanding shares at any time through December 31, 2019, based on an agreed-upon formula.
Assets and Liabilities Held for Sale
North America Refranchising
As of December 31, 2015, the Company had entered into agreements to refranchise additional territories in North America. These territories met the criteria to be classified as held for sale. Additionally, to the extent that the parties have reached definitive agreements related to the transfer of production assets in conjunction with the new NPSS, and the related transfer is anticipated to close within a year, the related assets also met the criteria to be classified as held for sale. As such, we were required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company expects these transactions to close at various times throughout 2016.
Coca-Cola European Partners
In August 2015, the Company entered into an agreement to merge our German bottling operations with Coca-Cola Enterprises, Inc. ("CCE") and Coca-Cola Iberian Partners SA ("CCIP") to create Coca-Cola European Partners ("CCEP"). At closing, the Company will own 18 percent of CCEP, which we anticipate accounting for as an equity method investment based on our equity ownership percentage, our representation on CCEP's Board of Directors and other governance rights. The Boards of Directors of the Company, CCE and CCIP have approved the transaction. The proposed merger is subject to approval by CCE's shareowners, receipt of regulatory clearances and other customary conditions. The merger is expected to close in the second quarter of 2016. As a result of this agreement, our German bottling operations met the criteria to be classified as held for sale as of December 31, 2015. We were not required to record the related assets and liabilities at fair value less any costs to sell because their fair value exceeded our carrying value.
Coca-Cola Beverages Africa Limited
In November 2014, the Company, SAB Miller plc, and Gutsche Family Investments entered into an agreement to combine the bottling operations of each of the parties' nonalcoholic ready-to-drink beverage businesses in Southern and East Africa. Upon completion of the proposed merger, the Company will have an ownership of 11 percent in the bottler which will be called Coca-Cola Beverages Africa Limited. The Company will also acquire or license several brands in exchange for cash as a result of the transaction. As of December 31, 2015, our South African bottling operations and related equity method investments met the criteria to be classified as held for sale, but we were not required to record these assets and liabilities at fair value less any costs to sell because their fair value exceeded our carrying value. The Company expects the transaction to close in the second quarter of 2016, subject to regulatory approval. Based on the proposed governance structure, the Company expects to account for its resulting interest in the new entity as an equity method investment.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidated balance sheet (in millions):

	December 31, 2015		December 31, 2014
Cash, cash equivalents and short-term investments	$143		$30
Trade accounts receivable, less allowances	485		100
Inventories	276		54
Prepaid expenses and other assets	83		7
Equity method investments	92		141
Other assets	25		3
Property, plant and equipment — net	2,021		303
Bottlers' franchise rights with indefinite lives	1,020		410
Trademarks	—		43
Goodwill	333		46
Other intangible assets	115		36
Allowance for reduction of assets held for sale	(693)		(494)
Total assets	$3,900	[1]	$679	[3]
Accounts payable and accrued expenses	$712		$48
Current maturities of long-term debt	12		—
Accrued income taxes	4		—
Long-term debt	74		—
Other liabilities	79		6
Deferred income taxes	252		4
Total liabilities	$1,133	[2]	$58	[4]

[1]
Consists of total assets relating to CCEP of $2,894 million, North America refranchising of $589 million, Coca-Cola Beverages Africa Limited of $398 million and other assets held for sale of $19 million, which are included in the Europe, North America, Eurasia and Africa, Bottling Investments and Corporate operating segments.

[2]
Consists of total liabilities relating to CCEP of $924 million, North America refranchising of $123 million and Coca-Cola Beverages Africa Limited of $86 million, which are included in the Europe, North America, Eurasia and Africa, and Bottling Investments operating segments.

[3]
Consists of total assets relating to North America refranchising of $223 million, Coca-Cola Beverages Africa Limited of $333 million, the Monster Transaction of $43 million and other assets held for sale of $80 million, which are included in the North America, Eurasia and Africa, Bottling Investments and Corporate operating segments.

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
Trading Securities
As of December 31, 2015 and 2014, our trading securities had a fair value of $322 million and $409 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $19 million, $40 million and $12 million as of December 31, 2015, 2014 and 2013, respectively.
The Company's trading securities were included in the following line items in our consolidated balance sheets (in millions):

December 31,	2015	2014
Marketable securities	$229	$315
Other assets	93	94
Total trading securities	$322	$409
Available-for-Sale and Held-to-Maturity Securities
As of December 31, 2015 and 2014, the Company did not have any held-to-maturity securities. Available-for-sale securities consisted of the following (in millions):

		Gross Unrealized			Estimated Fair Value
	Cost	Gains	Losses
2015
Available-for-sale securities:[1]
Equity securities	$3,573	$485	$(84)		$3,974
Debt securities	4,593	64	(25)		4,632
Total	$8,166	$549	$(109)		$8,606
2014
Available-for-sale securities:[1]
Equity securities	$2,687	$1,463	$(29)		$4,121
Debt securities	3,796	68	(106)	[2]	3,758
Total	$6,483	$1,531	$(135)		$7,879

[1]	Refer to Note 16 for additional information related to the estimated fair value.
2 Includes $101 million recognized in the consolidated income statement line item other income (loss) — net during the year ended December 31, 2014. The amount was primarily offset by changes in the fair value of foreign currency contracts designated as fair value hedges. Refer to Note 5 for additional information.
The sale and/or maturity of available-for-sale securities resulted in the following activity (in millions):

Year Ended December 31,	2015	2014	2013
Gross gains	$103	$38	$12
Gross losses	(42)	(21)	(24)
Proceeds	4,043	4,157	4,212

In 2015 and 2014, the Company had investments classified as available-for-sale securities in which our cost basis exceeded the fair value of our investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
The Company uses insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which have been classified in the line item other assets in our consolidated balance sheets because the assets are not available to satisfy our current obligations. As of December 31, 2015 and 2014, the Company's available-for-sale securities included solvency capital funds of $804 million and $836 million, respectively.
As of December 31, 2015 and 2014, the Company did not have any held-to-maturity securities. The Company's available-for-sale securities were included in the following line items in our consolidated balance sheets (in millions):

December 31,	2015	2014
Cash and cash equivalents	$361	$43
Marketable securities	4,040	3,350
Other investments	3,280	3,512
Other assets	925	974
Total	$8,606	$7,879
The contractual maturities of these investments as of December 31, 2015 were as follows (in millions):

	Available-for-Sale Securities
	Cost	Fair Value
Within 1 year	$2,496	$2,496
After 1 year through 5 years	1,709	1,728
After 5 years through 10 years	111	122
After 10 years	277	286
Equity securities	3,573	3,974
Total	$8,166	$8,606
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of December 31, 2015 and 2014. Our cost method investments had a carrying value of $190 million and $166 million as of December 31, 2015 and 2014, respectively.

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

December 31,	2015	2014
Raw materials and packaging	$1,564	$1,615
Finished goods	1,032	1,134
Other	306	351
Total inventories	$2,902	$3,100
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
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our consolidated statements of income as the changes in the fair values of the hedged items attributable to the risk being hedged. The changes in the fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in AOCI and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in the fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.

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
The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates. Refer to Note 16. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, commodity rates or other financial indices. The Company does not view the fair values of its derivatives in isolation but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2015	December 31, 2014
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$572	$923
Foreign currency contracts	Other assets	246	346
Commodity contracts	Prepaid expenses and other assets	1	—
Interest rate contracts	Prepaid expenses and other assets	20	14
Interest rate contracts	Other assets	62	146
Total assets		$901	$1,429
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$51	$24
Foreign currency contracts	Other liabilities	75	249
Commodity contracts	Accounts payable and accrued expenses	—	1
Interest rate contracts	Accounts payable and accrued expenses	53	11
Interest rate contracts	Other liabilities	231	35
Total liabilities		$410	$320

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

[2]	Refer to Note 16 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2015	December 31, 2014
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$105	$44
Foreign currency contracts	Other assets	241	231
Commodity contracts	Prepaid expenses and other assets	2	9
Commodity contracts	Other assets	1	1
Other derivative instruments	Prepaid expenses and other assets	17	14
Other derivative instruments	Other assets	3	2
Total assets		$369	$301
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$59	$33
Foreign currency contracts	Other liabilities	9	21
Commodity contracts	Accounts payable and accrued expenses	154	156
Commodity contracts	Other liabilities	19	17
Interest rate contracts	Other liabilities	1	2
Other derivative instruments	Accounts payable and accrued expenses	5	11
Other derivative instruments	Other liabilities	2	—
Total liabilities		$249	$240

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
Credit Risk Associated with Derivatives
We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures regularly and review any downgrade in credit rating immediately. If a downgrade in the credit rating of a counterparty were to occur, we have provisions requiring collateral for substantially all of our transactions. To mitigate presettlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. In addition, the Company's master netting agreements reduce credit risk by permitting the Company to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of counterparty default to be minimal.
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

The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program were $10,383 million and $13,224 million as of December 31, 2015 and 2014, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of the foreign currency denominated debt due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. These swaps had a notional amount of $2,590 million as of December 31, 2014. During the year ended December 31, 2015, the Company discontinued the cash flow hedge relationships related to these swaps. Upon discontinuance, the Company recognized a loss of $92 million in other comprehensive income, which will be reclassified from AOCI into interest expense over the remaining life of the debt, a weighted-average period of approximately 10 years. The Company did not discontinue any cash flow hedging relationships during the years ended December 31, 2014 and 2013. During the year ended December 31, 2015, the Company entered into new cross-currency swaps, which had a notional value of $566 million as of December 31, 2015.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $8 million and $9 million as of December 31, 2015 and 2014, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $3,328 million and $4,328 million as of December 31, 2015 and 2014, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the years ended December 31, 2015, 2014 and 2013 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2015
Foreign currency contracts	$949	Net operating revenues	$618	$12
Foreign currency contracts	60	Cost of goods sold	62	—	[2]
Foreign currency contracts	18	Interest expense	(9)	—
Foreign currency contracts	(38)	Other income (loss) — net	(40)	—
Interest rate contracts	(153)	Interest expense	(3)	1
Commodity contracts	(1)	Cost of goods sold	(3)	—
Total	$835		$625	$13
2014
Foreign currency contracts	$973	Net operating revenues	$121	$—	[2]
Foreign currency contracts	50	Cost of goods sold	34	—	[2]
Foreign currency contracts	(218)	Other income (loss) — net	(108)	—
Interest rate contracts	(180)	Interest expense	—	—
Commodity contracts	—	Cost of goods sold	3	—
Total	$625		$50	$—
2013
Foreign currency contracts	$218	Net operating revenues	$149	$1
Foreign currency contracts	52	Cost of goods sold	32	—	[2]
Interest rate contracts	169	Interest expense	(12)	(3)
Commodity contracts	2	Cost of goods sold	(2)	—
Total	$441		$167	$(2)

[1]	The Company records gains and losses reclassified from AOCI into income for the effective portion and ineffective portion, if any, to the same line items in our consolidated statements of income.

[2]	Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of December 31, 2015, the Company estimates that it will reclassify into earnings during the next 12 months gains of $697 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized into earnings. As of December 31, 2015, such adjustments had cumulatively decreased the carrying value of our long-term debt by $86 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $7,963 million and $6,600 million as of December 31, 2015 and 2014, respectively.

The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $2,159 million and $1,358 million as of December 31, 2015 and 2014, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the years ended December 31, 2015, 2014 and 2013 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
2015
Interest rate contracts	Interest expense	$(172)
Fixed-rate debt	Interest expense	169
Net impact to interest expense		$(3)
Foreign currency contracts	Other income (loss) — net	$110
Available-for-sale securities	Other income (loss) — net	(131)
Net impact to other income (loss) — net		$(21)
Net impact of fair value hedging instruments		$(24)
2014
Interest rate contracts	Interest expense	$18
Fixed-rate debt	Interest expense	11
Net impact to interest expense		$29
Foreign currency contracts	Other income (loss) — net	$132
Available-for-sale securities	Other income (loss) — net	(165)
Net impact to other income (loss) — net		$(33)
Net impact of fair value hedging instruments		$(4)
2013
Interest rate contracts	Interest expense	$(193)
Fixed-rate debt	Interest expense	240
Net impact to interest expense		$47
Foreign currency contracts	Other income (loss) — net	$24
Available-for-sale securities	Other income (loss) — net	(48)
Net impact to other income (loss) — net		$(24)
Net impact of fair value hedging instruments		$23
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and non-derivative financial instruments to protect the value of our investments in a number of foreign subsidiaries. During the year ended December 31, 2015, the Company designated a portion of its euro-denominated debt as a hedge of a net investment in our European operations. The change in the carrying value of the designated portion of the euro-denominated debt due to changes in foreign currency exchange rates is recorded in net foreign currency translation adjustment, a component of AOCI. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation adjustment, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of December 31,		Year Ended December 31,
	2015	2014	2015	2014	2013
Foreign currency contracts	$1,347	$2,047	$661	$80	$61
Foreign currency denominated debt	10,912	—	(24)	—	—
Total	$12,259	$2,047	$637	$80	$61
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the years ended December 31, 2015, 2014 and 2013. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2015, 2014 and 2013. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statements of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $3,605 million and $4,334 million as of December 31, 2015 and 2014, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $893 million and $816 million as of December 31, 2015 and 2014, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the years ended December 31, 2015, 2014 and 2013 (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Year Ended December 31,
		2015	2014	2013
Foreign currency contracts	Net operating revenues	$41	$(6)	$5
Foreign currency contracts	Other income (loss) — net	(92)	(85)	162
Foreign currency contracts	Cost of goods sold	3	—	2
Commodity contracts	Net operating revenues	(16)	(48)	5
Commodity contracts	Cost of goods sold	(209)	(8)	(122)
Commodity contracts	Selling, general and administrative expenses	(25)	(79)	7
Interest rate contracts	Interest expense	—	—	(3)
Other derivative instruments	Selling, general and administrative expenses	1	24	55
Other derivative instruments	Other income (loss) — net	(37)	39	—
Total		$(334)	$(163)	$111

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
The Company's equity method investments include our ownership interests in Coca-Cola FEMSA, Coca-Cola Hellenic, Coca-Cola Amatil Limited and Monster. As of December 31, 2015, we owned approximately 28 percent, 24 percent, 29 percent and 17 percent, respectively, of these companies' outstanding shares. As of December 31, 2015, our investment in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $4,306 million. This difference is not amortized.
A summary of financial information for our equity method investees in the aggregate is as follows (in millions):

Year Ended December 31,[1]	2015	2014	2013
Net operating revenues	$47,498	$52,627	$53,038
Cost of goods sold	28,749	31,810	32,377
Gross profit	$18,749	$20,817	$20,661
Operating income	$4,483	$4,489	$4,380
Consolidated net income	$2,299	$2,440	$2,364
Less: Net income attributable to noncontrolling interests	65	74	62
Net income attributable to common shareowners	$2,234	$2,366	$2,302
Equity income (loss) — net	$489	$769	$602
1 The financial information represents the results of the equity method investees during the Company's period of ownership.

December 31,	2015	2014
Current assets	$17,524	$16,184
Noncurrent assets	36,498	40,080
Total assets	$54,022	$56,264
Current liabilities	$11,820	$12,477
Noncurrent liabilities	14,467	16,657
Total liabilities	$26,287	$29,134
Equity attributable to shareowners of investees	$26,854	$26,363
Equity attributable to noncontrolling interests	881	767
Total equity	$27,735	$27,130
Company equity investment	$12,318	$9,947
Net sales to equity method investees, the majority of which are located outside the United States, were $8,984 million, $10,063 million and $9,178 million in 2015, 2014 and 2013, respectively. Total payments, primarily marketing, made to equity method investees were $1,380 million, $1,605 million and $1,807 million in 2015, 2014 and 2013, respectively. In addition, purchases of beverage products from equity method investees were $1,131 million, $381 million and $415 million in 2015, 2014 and 2013, respectively. The increase in purchases of beverage products in 2015 is primarily due to purchases from Monster. Refer to Note 2 for additional information.

If valued at the December 31, 2015 quoted closing prices of shares actively traded on stock markets, the value of our equity method investments in publicly traded bottlers would have exceeded our carrying value by $7,225 million.
Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $1,399 million and $1,448 million as of December 31, 2015 and 2014, respectively. The total amount of dividends received from equity method investees was $367 million, $398 million and $401 million for the years ended December 31, 2015, 2014 and 2013, respectively. The amount of consolidated reinvested earnings that represents undistributed earnings of investments accounted for under the equity method as of December 31, 2015 was $3,389 million.
NOTE 7: PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment (in millions):

December 31,	2015	2014
Land	$717	$972
Buildings and improvements	4,914	5,541
Machinery, equipment and vehicle fleet	16,723	18,745
	$22,354	$25,258
Less accumulated depreciation	9,783	10,625
Property, plant and equipment — net	$12,571	$14,633
NOTE 8: INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets (in millions):

December 31,	2015	2014
Trademarks[1]	$5,989	$6,533
Bottlers' franchise rights[2,3]	6,000	6,689
Goodwill	11,289	12,100
Other	164	170
Indefinite-lived intangible assets	$23,442	$25,492
1 The decrease in 2015 was primarily due to the sale of our energy brands to Monster, an impairment charge recorded related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction and the impairment of a Venezuelan trademark primarily due to changes in exchange rates as a result of the establishment of the new open market exchange system. Refer to Note 2 for additional information on the Monster Transaction and Note 1 for additional information on the Venezuela currency change.

[2]
The decrease in 2015 was primarily related to North America refranchising and the transfer of intangible assets to assets held for sale as a result of our entering into an agreement to merge our German bottling operations to form CCEP. These decreases were partially offset by the acquisition of the Company's rights to distribute Monster products in expanded territories as a result of the Monster Transaction. The carrying value of these rights as of December 31, 2015 was $640 million. These distribution rights are governed by an agreement with an initial term of 20 years, after which it will continue to remain in effect unless otherwise terminated by either party and there are no future costs of renewal. The Company anticipates that these assets will be used indefinitely. Refer to Note 2 for additional information.

3 The Company has agreements with Dr Pepper Snapple Group, Inc. ("DPSG") to distribute Dr Pepper trademark brands in the United States, Canada Dry in the Northeastern United States, and Canada Dry and C' Plus in Canada. As of December 31, 2015, the agreements have remaining terms of 15 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements and there are no significant costs to renew the agreements. The Company anticipates that these assets will be used indefinitely. The carrying values of these rights as of December 31, 2015 and 2014, were $652 million and $784 million, respectively. The decrease is related to North America refranchising. Refer to Note 2 for additional information.

The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Total
2014
Balance as of January 1	$36	$822	$156	$10,572	$117	$609	$12,312
Effect of foreign currency translation	(2)	(60)	(9)	—	(2)	(26)	(99)
Acquisitions[1]	—	—	—	11	16	3	30
Adjustments related to the finalization of purchase accounting[1]	(4)	(43)	—	—	—	(14)	(61)
Divestitures, deconsolidations and other[1]	(3)	—	—	(79)	—	—	(82)
Balance as of December 31	$27	$719	$147	$10,504	$131	$572	$12,100
2015
Balance as of January 1	$27	$719	$147	$10,504	$131	$572	$12,100
Effect of foreign currency translation	(7)	(98)	(24)	—	2	(37)	(164)
Acquisitions[1]	—	—	—	27	—	—	27
Adjustments related to the finalization of purchase accounting[1]	—	—	—	—	—	4	4
Impairment	—	—	—	—	—	(4)	(4)
Divestitures, deconsolidations and other[1,2]	—	(3)	—	(390)	—	(281)	(674)
Balance as of December 31	$20	$618	$123	$10,141	$133	$254	$11,289

[1]	Refer to Note 2 for information related to the Company's acquisitions and divestitures.

[2]
The decrease in 2015 for the North America operating segment was primarily due to the derecognition of goodwill as a result of the sale of our energy business to Monster and North America refranchising. The 2015 decrease in the Bottling Investments segment was primarily due to the transfer of our German bottling operations to assets held for sale as a result of the Company entering into an agreement to merge the operations to form CCEP. Refer to Note 2 for additional information on these transactions.

Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets (in millions):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships[1]	$493	$(199)	$294	$597	$(229)	$368
Bottlers' franchise rights[1]	604	(412)	192	664	(375)	289
Trademarks	211	(44)	167	222	(39)	183
Other	97	(60)	37	96	(56)	40
Total	$1,405	$(715)	$690	$1,579	$(699)	$880

[1]
The decrease in 2015 was primarily due to the derecognition of intangible assets as a result of the North America refranchising and the transfer of our German bottling operations to assets held for sale as a result of the Company entering into an agreement to merge the operations to form CCEP. Refer to Note 2 for additional information.

Total amortization expense for intangible assets subject to amortization was $156 million, $168 million and $165 million in 2015, 2014 and 2013, respectively.
Based on the carrying value of definite-lived intangible assets as of December 31, 2015, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense
2016	$149
2017	113
2018	60
2019	57
2020	52
NOTE 9: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2015	2014
Accrued marketing	$2,186	$2,103
Other accrued expenses	3,173	3,182
Trade accounts payable	2,795	2,089
Accrued compensation	936	997
Sales, payroll and other taxes	444	511
Container deposits	126	352
Accounts payable and accrued expenses	$9,660	$9,234
NOTE 10: DEBT AND BORROWING ARRANGEMENTS
Short-Term Borrowings
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2015 and 2014, we had $13,035 million and $19,010 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 0.5 percent and 0.2 percent per year as of December 31, 2015 and 2014, respectively.
In addition, we had $9,771 million in lines of credit and other short-term credit facilities as of December 31, 2015. The Company's total lines of credit included $95 million that was outstanding and primarily related to our international operations.
Included in the credit facilities discussed above, the Company had $8,340 million in lines of credit for general corporate purposes. These backup lines of credit expire at various times from 2016 through 2019. There were no borrowings under these backup lines of credit during 2015. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.

Long-Term Debt
During 2015, the Company issued SFr1,325 million, €8,500 million and $4,000 million of long-term debt. The general terms of the notes issued are as follows:

•	SFr200 million total principal amount of notes due October 2, 2017, at a fixed interest rate of 0.00 percent;

•	SFr550 million total principal amount of notes due December 22, 2022, at a fixed interest rate of 0.25 percent;

•	SFr575 million total principal amount of notes due October 2, 2028, at a fixed interest rate of 1.00 percent;

•	€2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.15 percent;

•	€2,000 million total principal amount of notes due September 9, 2019, at a variable interest rate equal to the three-month EURIBOR plus 0.23 percent;

•	€1,500 million total principal amount of notes due March 9, 2023, at a fixed interest rate of 0.75 percent;

•	€1,500 million total principal amount of notes due March 9, 2027, at a fixed interest rate of 1.125 percent;

•	€1,500 million total principal amount of notes due March 9, 2035, at a fixed interest rate of 1.625 percent;

•	$750 million total principal amount of notes due October 27, 2017, at a fixed interest rate of 0.875 percent;

•	$1,500 million total principal amount of notes due October 27, 2020, at a fixed interest rate of 1.875 percent; and

•	$1,750 million total principal amount of notes due October 27, 2025, at a fixed interest rate of 2.875 percent.
During 2015, the Company retired $3,500 million of long-term debt upon maturity. The Company also extinguished $2,039 million of long-term debt prior to maturity, incurring associated charges of $320 million recorded in the line item interest expense in our consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. The general terms of the notes that were extinguished were as follows:

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

During 2013, the Company retired $1,250 million of debt upon maturity. The Company also extinguished $2,154 million of long-term debt prior to maturity, incurring associated extinguishment charges of $50 million. The general terms of the notes that were extinguished were:

•	$225 million total principal amount of notes due August 15, 2013, at a fixed interest rate of 5.0 percent;

•	$675 million total principal amount of notes due March 3, 2014, at a fixed interest rate of 7.375 percent;

•	$900 million total principal amount of notes due March 15, 2014, at a fixed interest rate of 3.625 percent; and

•	$354 million total principal amount of notes due March 1, 2015, at a fixed interest rate of 4.25 percent.
The Company's long-term debt consisted of the following (in millions, except average rate data):

	December 31, 2015		December 31, 2014
	Amount	Average Rate [1]	Amount	Average Rate[1]
U.S. dollar notes due 2016–2093	$15,899	2.1%	$17,433	1.8%
U.S. dollar debentures due 2017–2098	2,122	3.9	2,157	3.9
U.S. dollar zero coupon notes due 2020[2]	148	8.4	143	8.4
Euro notes due 2017–2027[3]	11,364	0.6	2,468	3.7
Swiss franc notes due 2017–2028[3]	1,291	0.9	—	—
Other, due through 2098[4]	307	4.2	380	4.0
Fair value adjustment[5]	(47)	N/A	34	N/A
Total[6,7]	$31,084	1.7%	$22,615	2.2%
Less current portion	2,677		3,552
Long-term debt	$28,407		$19,063

[1]
These rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effects of interest rate swap agreements, cross currency swap agreements and fair value adjustments, if applicable. Refer to Note 5 for a more detailed discussion on interest rate management.

[2]	This amount is shown net of unamortized discounts of $23 million and $28 million as of December 31, 2015 and 2014, respectively.

[3]	This amount includes adjustments recorded due to changes in foreign currency exchange rates.

[4]	As of December 31, 2015, the amount shown includes $156 million of debt instruments that are due through 2031.

[5]	Amount represents changes in fair value due to changes in benchmark interest rates. Refer to Note 5 for additional information about our fair value hedging strategy.

[6]
As of December 31, 2015 and 2014, the fair value of our long-term debt, including the current portion, was $31,308 million and $23,411 million, respectively. The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments.

[7]	The above notes and debentures include various restrictions, none of which is presently significant to our Company.
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from Coca-Cola Enterprises Inc.'s ("Old CCE") former North America business in 2010 of $411 million and $464 million as of December 31, 2015 and 2014, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2015, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 20 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Total interest paid was $515 million, $498 million and $498 million in 2015, 2014 and 2013, respectively.
Maturities of long-term debt for the five years succeeding December 31, 2015, are as follows (in millions):

Maturities of Long-Term Debt
2016	$2,677
2017	3,368
2018	3,302
2019	2,294
2020	3,927

NOTE 11: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2015, we were contingently liable for guarantees of indebtedness owed by third parties of $572 million, of which $263 million was related to VIEs. Refer to Note 1 for additional information related to the Company's maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
On September 17, 2015, the Company received a Statutory Notice of Deficiency ("Notice") from the Internal Revenue Service ("IRS") for the tax years 2007 through 2009, after a five-year audit. In the Notice, the IRS claims that the Company's United States taxable income should be increased by an amount that creates a potential additional federal income tax liability of approximately $3.3 billion for the period, plus interest. No penalties were asserted in the Notice; however, the IRS has since taken the position that it is not precluded from asserting penalties and notified the Company that it may do so. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing and promotion of products in overseas markets.
The Company has followed the same transfer pricing methodology for these licenses since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provides prospective penalty protection as long as the Company follows the prescribed methodology and material facts and circumstances and relevant Federal tax law have not changed. On February 11, 2016, the IRS notified the Company, without further explanation, that the IRS has determined that material facts and circumstances and relevant Federal tax law have changed and that it may assert penalties. The Company does not agree with this determination. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
The Notice represents a repudiation of the methodology previously adopted in the 1996 closing agreement. The IRS designated the matter for litigation on October 15, 2015. Therefore, the Company will be prevented from pursuing any administrative settlement at IRS Appeals or under the IRS Advance Pricing and Mutual Agreement Program.

The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015. The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of its tax reserves. The Company believes that the final adjudication of this matter will not have a material impact on its consolidated financial position, results of operations or cash flows and that it has adequate tax reserves for all tax matters. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest, and any potential penalties could have a material adverse impact on the Company's financial position, results of operations or cash flows.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. The Company's self-insurance reserves totaled $560 million and $530 million as of December 31, 2015 and 2014, respectively.
Workforce (Unaudited)
We refer to our employees as "associates." As of December 31, 2015, our Company had approximately 123,200 associates, of which approximately 60,900 associates were located in the United States. Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2015, approximately 17,500 associates, excluding seasonal hires, in North America were covered by collective bargaining agreements. These agreements typically have terms of three years to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire. The Company believes that its relations with its associates are generally satisfactory.
Operating Leases
The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2015 (in millions):

Year Ended December 31,	Operating Lease Payments
2016	$171
2017	109
2018	89
2019	68
2020	59
Thereafter	220
Total minimum operating lease payments[1]	$716

[1]	Income associated with sublease arrangements is not significant.
NOTE 12: STOCK-BASED COMPENSATION PLANS
Our Company grants awards under its stock-based compensation plans to certain employees of the Company. Total stock-based compensation expense was $236 million, $209 million and $227 million in 2015, 2014 and 2013, respectively, and was included as a component of selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in our consolidated statements of income related to awards under these plans was $65 million, $57 million and $62 million in 2015, 2014 and 2013, respectively. Beginning in 2015, certain employees who had previously been eligible for long-term equity awards received long-term performance cash awards. Employees who receive these performance cash awards do not receive equity awards as part of the long-term incentive program.
As of December 31, 2015, we had $319 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.8 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

The Coca-Cola Company 2014 Equity Plan ("2014 Equity Plan") was approved by shareowners in April 2014. Under the 2014 Equity Plan, a maximum of 500 million shares of our common stock was approved to be issued, through the grant of equity awards, to certain employees. The 2014 Equity Plan allows for grants of stock options, performance share units, restricted stock units, restricted stock and other specified award types including cash awards with performance-based vesting criteria. Beginning in 2015, the 2014 Equity Plan was the primary plan in use for equity awards and performance cash awards. There were no grants made from the 2014 Equity Plan prior to 2015. As of December 31, 2015, there were 471.6 million shares available to be granted under the 2014 Equity Plan. In addition to the 2014 Equity Plan, there were 2.7 million shares available to be granted under stock option plans approved by shareowners in 1999 and 2008 and 0.2 million shares available to be granted under a restricted stock award plan approved by shareowners in 1989.
Stock Option Awards
Stock options have generally been granted with an exercise price equal to the Company's stock price on the date of grant. The fair value of each option award is estimated using a Black-Scholes-Merton option-pricing model and is amortized over the vesting period, generally four years. The weighted-average fair value of options granted during the past three years and the weighted-average assumptions used in the Black-Scholes-Merton option-pricing model for such grants were as follows:

	2015	2014	2013
Fair value of options at grant date	$4.38	$3.91	$3.73
Dividend yield[1]	3.1%	2.7%	2.8%
Expected volatility[2]	16.0%	16.0%	17.0%
Risk-free interest rate[3]	1.8%	1.6%	0.9%
Expected term of the option[4]	6 years	5 years	5 years

[1]	The dividend yield is the calculated yield on the Company's stock at the time of the grant.

[2]	Expected volatility is based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock and other factors.

[3]	The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

[4]	The expected term of the option represents the period of time that options granted are expected to be outstanding and is derived by analyzing historical exercise behavior.
Generally, stock options granted from 1999 through July 2003 expire 15 years from the date of grant and stock options granted in December 2003 and thereafter expire 10 years from the date of grant. The shares of common stock to be issued and/or sold upon exercise of stock options are made available from either authorized and unissued Company common stock or from the Company's treasury shares. In 2007, the Company began issuing common stock under these plans from the Company's treasury shares.
Stock option activity for all plans for the year ended December 31, 2015, was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2015	305	$31.60
Granted	13	41.89
Exercised	(44)	28.31
Forfeited/expired	(8)	36.53
Outstanding on December 31, 2015[1]	266	$32.51	5.55 years	$2,786
Expected to vest	264	$32.45	5.53 years	$2,775
Exercisable on December 31, 2015	178	$29.92	4.43 years	$2,317

[1]
Includes 1.0 million stock option replacement awards in connection with our acquisition of Old CCE's North America business in 2010. These options had a weighted-average exercise price of $16.26 and generally vest over 3 years and expire 10 years from the original date of grant.

The total intrinsic value of the options exercised was $594 million, $894 million and $815 million in 2015, 2014 and 2013, respectively. The total shares exercised were 44 million, 58 million and 53 million in 2015, 2014 and 2013, respectively.
Performance Share Unit Awards
Performance share units require achievement of certain performance criteria, which are predefined by the Compensation Committee of the Board of Directors at the time of grant. The primary performance criterion used is compound annual growth in economic profit over a predefined performance period, which is generally three years. Economic profit is our net operating profit after tax less the cost of the capital used in our business. Beginning in 2015, the Company added net operating revenues as an additional performance criterion. Economic profit and net operating revenues are adjusted for certain items, which are approved and certified by the Audit Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specific performance criteria. In the event the certified results equal the predefined performance criteria, the Company will grant the number of shares equal to the target award. In the event the certified results exceed the predefined performance criteria, additional shares up to the maximum award will be granted. In the event the certified results fall below the predefined performance criteria, a reduced number of shares will be granted. If the certified results fall below the threshold award performance level, no shares will be granted. The performance share units granted under this program are then generally subject to a holding period of one year before the shares are released.
Performance share units generally do not pay dividends or allow voting rights. For most performance share units granted beginning in 2014, the Company includes a relative TSR modifier to determine the number of shares earned at the end of the performance period. For these awards, the number of shares earned based on the certified achievement of the predefined performance criteria will be reduced or increased if total shareowner return over the performance period relative to a predefined compensation comparator group of companies falls outside of a defined range. The fair value of performance share units that include the TSR modifier is determined using a Monte Carlo valuation model. For the remaining awards that do not include the TSR modifier, the fair value of the performance share units is the quoted market value of the Company stock on the grant date less the present value of the expected dividends not received during the relevant period.
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
Performance share units are generally settled in stock, except for certain circumstances such as death or disability, in which case former employees or their beneficiaries are provided a cash equivalent payment. As of December 31, 2015, performance share units of 5,115,000, 5,306,000 and 1,775,000 were outstanding for the 2013–2015, 2014–2016 and 2015–2017 performance periods, respectively, based on the target award amounts in the performance share unit agreements.
The following table summarizes information about performance share units based on the target award amounts in the performance share unit agreements:

	Performance Share Units (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2015	17,426	$31.59
Granted[1]	1,857	37.99
Canceled/forfeited	(7,087)	30.32
Outstanding on December 31, 2015[2]	12,196	$33.30

[1]
Includes 70 percent of the total 2015 award. The remaining 30 percent of the 2015 award contained metrics that cannot be fully defined until 2017; therefore, these awards are not considered granted until all of the metrics are established.

[2]	The outstanding performance share units as of December 31, 2015, at the threshold award and maximum award levels were 5.0 million and 20.9 million, respectively.

The weighted-average grant date fair value of performance share units granted was $37.99 in 2015, $32.33 in 2014 and $32.67 in 2013. The Company did not convert any performance share units into cash equivalent payments in 2015. The Company converted performance share units of 5,403 in 2014 and 54,999 in 2013 to cash equivalent payments of $0.2 million and $1.8 million, respectively, to former employees or their beneficiaries due to certain events such as death or disability.
The following table summarizes information about performance share units that were previously converted to restricted stock or restricted stock units:

	Restricted Stock and Restricted Stock Units (In thousands)	Weighted-Average Grant Date Fair Value[1]
Nonvested on January 1, 2015[2]	130	$25.17
Vested and released	(130)	25.17
Nonvested on December 31, 2015	—	$—

[1]	The weighted-average grant date fair value is based on the fair values of the performance share units granted.

[2]	The nonvested restricted stock and stock units as of January 1, 2015 are presented at the performance share units' certified award level.
The total intrinsic value of restricted shares that were vested and released was $5 million, $255 million and $16 million in 2015, 2014 and 2013, respectively. The total restricted share units vested and released in 2015 were 130,017 at the certified award level. In 2014 and 2013, the total restricted share units vested and released were 6,773,934 and 405,963, respectively.
Time-Based Restricted Stock and Restricted Stock Unit Awards
Prior to the release date, time-based restricted stock and restricted stock units granted from the 2014 Equity Plan do not pay dividends or have voting rights and will be forfeited in the event of the recipient's termination of employment, except for reasons such as death or disability. Certain other time-based restricted stock awards entitled participants to vote and receive dividends, while for time-based restricted stock units, participants may receive payment of dividend equivalents but are not allowed to vote. The fair value of the restricted stock and restricted stock units expected to vest and be released is expensed on a straight-line basis over the vesting period. As of December 31, 2015, the Company had outstanding nonvested time-based restricted stock, including restricted stock units, of 941,205, most of which do not pay dividends or have voting rights.
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
We refer to the funded defined benefit pension plan in the United States that is not associated with collective bargaining organizations as the "primary U.S. plan." As of December 31, 2015, the primary U.S. plan represented 59 percent and 62 percent of the Company's consolidated projected benefit obligation and pension assets, respectively.

Obligations and Funded Status
The following table sets forth the changes in benefit obligations and the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
Year Ended December 31,	2015	2014	2015	2014
Benefit obligation at beginning of year[1]	$10,346	$8,845	$1,006	$946
Service cost	265	261	27	26
Interest cost	379	406	37	43
Foreign currency exchange rate changes	(309)	(183)	(14)	(4)
Amendments	6	—	(10)	(31)
Actuarial loss (gain)	(479)	1,519	(54)	88
Benefits paid[2]	(353)	(522)	(59)	(62)
Business combinations	1	4	—	—
Divestitures[3]	(218)	—	—	—
Settlements[4]	(499)	(7)	—	(1)
Special termination benefits	21	5	2	—
Other	(1)	18	5	1
Benefit obligation at end of year[1]	$9,159	$10,346	$940	$1,006
Fair value of plan assets at beginning of year	$8,902	$8,746	$246	$243
Actual return on plan assets	(44)	574	(3)	2
Employer contributions	121	214	—	—
Foreign currency exchange rate changes	(322)	(203)	—	—
Benefits paid	(270)	(435)	(3)	(3)
Divestitures[3]	(206)	—	—	—
Settlements[4]	(486)	(1)	—	—
Other	(6)	7	5	4
Fair value of plan assets at end of year	$7,689	$8,902	$245	$246
Net liability recognized	$(1,470)	$(1,444)	$(695)	$(760)

[1]
For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $8,868 million and $10,028 million as of December 31, 2015 and 2014, respectively.

[2]
Benefits paid to pension plan participants during 2015 and 2014 included $83 million and $87 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. Benefits paid to participants of other benefit plans during 2015 and 2014 included $56 million and $59 million, respectively, that were paid from Company assets.

[3]
Divestitures are primarily related to the transfer of assets and liabilities associated with the Company's consolidated German bottling operations to assets held for sale and liabilities held for sale as of December 31, 2015. Refer to Note 2 for additional information.

[4]	Settlements are primarily related to the Company's productivity, restructuring and integration initiatives. Refer to Note 18.
Pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2015	2014	2015	2014
Noncurrent asset	$454	$479	$—	$—
Current liability	(72)	(78)	(21)	(20)
Long-term liability	(1,852)	(1,845)	(674)	(740)
Net liability recognized	$(1,470)	$(1,444)	$(695)	$(760)

Certain of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2015	2014
Projected benefit obligation	$7,767	$8,753
Fair value of plan assets	5,865	6,854
Certain of our pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2015	2014
Accumulated benefit obligation	$7,537	$8,501
Fair value of plan assets	5,846	6,820
Pension Plan Assets
The following table presents total assets for our U.S. and non-U.S. pension plans (in millions):

	U.S. Plans		Non-U.S. Plans
December 31,	2015	2014	2015	2014
Cash and cash equivalents	$222	$186	$54	$75
Equity securities:
U.S.-based companies	1,118	1,274	445	542
International-based companies	398	558	419	505
Fixed-income securities:
Government bonds	442	455	295	411
Corporate bonds and debt securities	1,037	1,379	136	187
Mutual, pooled and commingled funds[1]	713	863	410	400
Hedge funds/limited partnerships	723	756	41	43
Real estate	462	391	2	17
Other	513	481	259	379
Total pension plan assets[2]	$5,628	$6,343	$2,061	$2,559

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

Investment Strategy for U.S. Pension Plans
The Company utilizes the services of investment managers to actively manage the assets of our U.S. pension plans. We have established asset allocation targets and investment guidelines with each investment manager. Our asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the plan. Selection of the targeted asset allocation for U.S. plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Our target allocation is a mix of 42 percent equity investments, 30 percent fixed-income investments and 28 percent alternative investments. We believe this target allocation will enable us to achieve the following long-term investment objectives:

(1)	optimize the long-term return on plan assets at an acceptable level of risk;

(2)	maintain a broad diversification across asset classes and among investment managers; and

(3)	maintain careful control of the risk level within each asset class.
The guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Additionally, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2015, no investment manager was responsible for more than 8 percent of total U.S. plan assets.
Our target allocation of 42 percent equity investments is composed of 60 percent global equities, 16 percent emerging market equities and 24 percent domestic small- and mid-cap equities. Optimal returns through our investments in global equities are achieved through security selection as well as country and sector diversification. Investments in the common stock of our Company accounted for approximately 6 percent of our total global equities and approximately 3 percent of total U.S. plan assets. Our investments in global equities are intended to provide diversified exposure to both U.S. and non-U.S. equity markets. Our investments in both emerging market equities and domestic small- and mid-cap equities may experience large swings in their market value on a periodic basis. Our investments in these asset classes are selected based on capital appreciation potential.
Our target allocation of 30 percent fixed-income investments is composed of 33 percent long-duration bonds and 67 percent with multi-strategy alternative credit managers. Long-duration bonds are intended to provide a stable rate of return through investments in high-quality publicly traded debt securities. Our investments in long-duration bonds are diversified in order to mitigate duration and credit exposure. Multi-strategy alternative credit managers invest in a combination of high-yield bonds, bank loans, structured credit and emerging market debt. These investments are in lower-rated and non-rated debt securities, which generally produce higher returns compared to long-duration bonds and also help to diversify our overall fixed-income portfolio.
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
Investment Strategy for Non-U.S. Pension Plans
As of December 31, 2015, the long-term target allocation for 71 percent of our international subsidiaries' plan assets, primarily certain of our European and Canadian plans, is 61 percent equity securities; 25 percent fixed-income securities; and 14 percent other investments. The actual allocation for the remaining 29 percent of the Company's international subsidiaries' plan assets consisted of 56 percent mutual, pooled and commingled funds; 1 percent equity securities; 3 percent fixed-income securities; and 40 percent other investments. The investment strategies of our international subsidiaries differ greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.

Other Postretirement Benefit Plan Assets
Plan assets associated with other postretirement benefits primarily represent funding of one of the U.S. postretirement benefit plans through a U.S. Voluntary Employee Beneficiary Association ("VEBA"), a tax-qualified trust. The VEBA assets are primarily invested in liquid assets due to the level and timing of expected future benefit payments.
The following table presents total assets for our other postretirement benefit plans (in millions):

December 31,	2015	2014
Cash and cash equivalents	$8	$10
Equity securities:
U.S.-based companies	116	114
International-based companies	6	7
Fixed-income securities:
Government bonds	80	79
Corporate bonds and debt securities	8	9
Mutual, pooled and commingled funds	15	16
Hedge funds/limited partnerships	5	5
Real estate	3	3
Other	4	3
Total other postretirement benefit plan assets[1]	$245	$246

[1]
Fair value disclosures related to our other postretirement benefit plan assets are included in Note 16. Fair value disclosures include, but are not limited to, the levels within the fair value hierarchy in which the fair value measurements in their entirety fall and information about the valuation techniques and inputs used to measure the fair value of our other postretirement benefit plan assets.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits			Other Benefits
Year Ended December 31,	2015	2014	2013	2015	2014	2013
Service cost	$265	$261	$280	$27	$26	$36
Interest cost	379	406	378	37	43	42
Expected return on plan assets[1]	(705)	(713)	(659)	(11)	(11)	(9)
Amortization of prior service cost (credit)	(2)	(2)	(2)	(19)	(17)	(10)
Amortization of actuarial loss[2]	199	73	197	10	2	13
Net periodic benefit cost	$136	$25	$194	$44	$43	$72
Settlement charge[3]	149	4	1	—	—	—
Special termination benefits[3]	20	5	2	2	—	—
Total cost recognized in statements of income	$305	$34	$197	$46	$43	$72

[1]	The Company has elected to use the actual fair value of plan assets as the market-related value of assets in the determination of the expected return on plan assets.

[2]
Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10 percent of the greater of the pension benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the pension plan participants.

[3]	The settlement charge and special termination benefits were primarily related to the Company's productivity, restructuring and integration initiatives. Refer to Note 18.

The following table sets forth the changes in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
Year Ended December 31,	2015	2014	2015	2014
Balance in AOCI at beginning of year	$(3,069)	$(1,537)	$(67)	$13
Recognized prior service cost (credit)	(2)	(2)	(19)	(17)
Recognized net actuarial loss (gain)	348	77	10	2
Prior service credit (cost) arising in current year	(6)	—	10	31
Net actuarial (loss) gain arising in current year	(270)	(1,658)	40	(97)
Foreign currency translation gain (loss)	92	51	—	1
Balance in AOCI at end of year	$(2,907)	$(3,069)	$(26)	$(67)
The following table sets forth amounts in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2015	2014	2015	2014
Prior service credit (cost)	$3	$10	$93	$100
Net actuarial loss	(2,910)	(3,079)	(119)	(167)
Balance in AOCI at end of year	$(2,907)	$(3,069)	$(26)	$(67)
Amounts in AOCI expected to be recognized as components of net periodic pension cost in 2016 are as follows (in millions, pretax):

	Pension Benefits	Other Benefits
Amortization of prior service cost (credit)	$(2)	$(19)
Amortization of actuarial loss	181	7
Total	$179	$(12)
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2015	2014	2015	2014
Discount rate	4.25%	3.75%	4.25%	3.75%
Rate of increase in compensation levels	3.50%	3.50%	N/A	N/A

Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
Year Ended December 31,	2015	2014	2013	2015	2014	2013
Discount rate	3.75%	4.75%	4.00%	3.75%	4.75%	4.00%
Rate of increase in compensation levels	3.50%	3.50%	3.50%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	4.75%	4.75%	4.75%
The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2015 net periodic pension cost for the U.S. plans was 8.5 percent. As of December 31, 2015, the 5-year, 10-year and 15-year annualized return on plan assets for the primary U.S. plan was 6.7 percent, 5.4 percent and 5.7 percent, respectively. The annualized return since inception was 10.6 percent.
The assumed health care cost trend rates are as follows:

December 31,	2015	2014
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2020
The Company's U.S. postretirement benefit plans are primarily defined dollar benefit plans that limit the effects of medical inflation because the plans have established dollar limits for determining our contributions. As a result, the effect of a 1 percentage point change in the assumed health care cost trend rate would not be significant to the Company.
The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. Rates for U.S. and certain non-U.S. plans at December 31, 2015, were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For other non-U.S. plans, we base the discount rate on comparable indices within each of the countries. The rate of compensation increase assumption is determined by the Company based upon annual reviews. We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.
Effective January 1, 2016, for benefit plans using the yield curve approach, the Company changed the method used to calculate the service cost and interest cost components of net periodic benefit costs for pension and other postretirement benefit plans and will measure these costs by applying the specific spot rates along the yield curve to the plans' projected cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and the corresponding spot yield curve rates. The change does not affect the measurement of the Company's pension and other postretirement benefit obligations for those plans and is accounted for as a change in accounting estimate, which is applied prospectively.
Cash Flows
Our estimated future benefit payments for funded and unfunded plans are as follows (in millions):

Year Ended December 31,	2016	2017	2018	2019	2020	2021–2025
Pension benefit payments	$521	$504	$533	$551	$570	$3,065
Other benefit payments[1]	61	63	64	65	67	332
Total estimated benefit payments	$582	$567	$597	$616	$637	$3,397

[1]
The expected benefit payments for our other postretirement benefit plans are net of estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to be $4 million for the period 2016–2020, and $3 million for the period 2021–2025.

The Company anticipates making pension contributions in 2016 of $512 million, the majority of which will be allocated to our U.S. plans. The majority of these contributions are discretionary.

Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the largest U.S. defined contribution plan, we match participants' contributions up to a maximum of 3.5 percent of compensation, subject to certain limitations. Company costs related to the U.S. plans were $94 million, $92 million and $97 million in 2015, 2014 and 2013, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company costs associated with those plans were $35 million, $36 million and $32 million in 2015, 2014 and 2013, respectively.
Multi-Employer Plans
As a result of our acquisition of Old CCE's North America business during the fourth quarter of 2010, the Company now participates in various multi-employer pension plans in the United States. Multi-employer pension plans are designed to cover employees from multiple employers and are typically established under collective bargaining agreements. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan.
Multi-employer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions.
The Company's expense for U.S. multi-employer pension plans totaled $40 million, $38 million and $37 million in 2015, 2014 and 2013, respectively. The plans we currently participate in have contractual arrangements that extend into 2020. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we currently participate, we would need to record the appropriate withdrawal liabilities at that time.
NOTE 14: INCOME TAXES
Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2015	2014	2013
United States	$1,801	$1,567	$2,451
International	7,804	7,758	9,026
Total	$9,605	$9,325	$11,477
Income tax expense consisted of the following for the years ended December 31, 2015, 2014 and 2013 (in millions):

	United States	State and Local	International	Total
2015
Current	$711	$69	$1,386	$2,166
Deferred	120	45	(92)	73
2014
Current	$867	$81	$1,293	$2,241
Deferred	(97)	(21)	78	(40)
2013
Current	$713	$102	$1,388	$2,203
Deferred	305	38	305	648
We made income tax payments of $2,357 million, $1,926 million and $2,162 million in 2015, 2014 and 2013, respectively.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2015		2014		2013
Statutory U.S. federal tax rate	35.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	1.2		1.0		1.0
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(12.7)	[1]	(11.5)	[6,7]	(10.3)	[10,11,12]
Equity income or loss	(1.7)	[2]	(2.2)		(1.4)	[13]
Other operating charges	1.2	[3,4]	2.9	[8,9]	1.2	[14]
Other — net	0.3	[5]	(1.6)		(0.7)
Effective tax rate	23.3%		23.6%		24.8%

[1]
Includes a pretax charge of $27 million (or a 0.1 percent impact on our effective tax rate) due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SIMADI exchange rate. Refer to Note 1 and Note 17.

[2]
Includes a tax benefit of $5 million on a pretax charge of $87 million (or a 0.3 percent impact on our effective tax rate) related to our proportionate share of unusual or infrequent items recorded by our equity method investees. Refer to Note 17.

[3]
Includes a tax benefit of $45 million on a pretax charge of $225 million (or a 0.3 percent impact on our effective tax rate) primarily due to an impairment of a Venezuelan trademark, a write-down of receivables from our bottling partner in Venezuela, a cash contribution to The Coca-Cola Foundation and charges associated with ongoing tax litigation. Refer to Note 1 and Note 17.

[4]
Includes a tax benefit of $259 million on pretax charges of $983 million (or a 0.9 percent impact on our effective tax rate) primarily related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18.

[5]
Includes tax expense of $150 million on pretax income of $77 million (or a 1.3 percent impact on our effective rate) primarily due to the gain related to the Monster Transaction, offset by charges related to the refranchising of certain territories in North America and charges associated with the early extinguishment of long-term debt. Refer to Note 2 and Note 17.

[6]
Includes tax expense of $6 million on a pretax net charge of $372 million (or a 1.5 percent impact on our effective tax rate) due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SICAD 2 exchange rate. Refer to Note 1.

[7]
Includes tax expense of $18 million (or a 0.2 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[8]
Includes tax expense of $55 million on a pretax charge of $352 million (or a 1.9 percent impact on our effective tax rate) primarily due to an impairment of a Venezuelan trademark, a write-down on receivables from our bottling partner in Venezuela, a charge associated with certain of the Company's fixed assets, and as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 1 and Note 17.

[9]
Includes a tax benefit of $191 million on pretax charges of $809 million (or a 1 percent impact on our effective tax rate) primarily related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18.

[10]
Includes a tax benefit of $26 million (or a 0.2 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[11]
Includes tax expense of $279 million on pretax net gains of $501 million (or a 0.9 percent impact on our effective tax rate) related to the deconsolidation of our Brazilian bottling operations upon their combination with an independent bottler and a loss due to the merger of four of the Company's Japanese bottling partners. Refer to Note 2 and Note 17.

[12]	Includes tax expense of $3 million (or a 0.5 percent impact on our effective tax rate) related to a charge of $149 million due to the devaluation of the Venezuelan bolivar. Refer to Note 19.

[13]
Includes a tax benefit of $8 million on a pretax charge of $159 million (or a 0.4 percent impact on our effective tax rate) related to our proportionate share of unusual or infrequent items recorded by our equity method investees. Refer to Note 17.

[14]
Includes a tax benefit of $175 million on pretax charges of $877 million (or a 1.2 percent impact on our effective tax rate) primarily related to impairment charges recorded on certain of the Company's intangible assets and charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35.0 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2016 to 2023. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $223 million, $265 million and $279 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. U.S. tax authorities have completed their federal income tax examinations for all years prior to 2007. With respect to state and local jurisdictions and countries outside the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2006. For U.S. federal and state tax purposes, the net operating losses and tax credit carryovers acquired in connection with our acquisition of Old CCE's North America business that were generated between the years of 1990 through 2010 are subject to adjustments until the year in which they are actually utilized is no longer subject to examination. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.
On September 17, 2015, the Company received a Notice from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 11.
As of December 31, 2015, the gross amount of unrecognized tax benefits was $168 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $148 million, exclusive of any benefits related to interest and penalties. The remaining $20 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2015	2014	2013
Beginning balance of unrecognized tax benefits	$211	$230	$302
Increase related to prior period tax positions	4	13	1
Decrease related to prior period tax positions	(9)	(2)	(7)
Increase related to current period tax positions	5	11	8
Decrease related to settlements with taxing authorities	(5)	(5)	(4)
Decrease due to lapse of the applicable statute of limitations	(23)	(32)	(59)
Increase (decrease) due to effect of foreign currency exchange rate changes	(15)	(4)	(11)
Ending balance of unrecognized tax benefits	$168	$211	$230
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $111 million, $113 million and $105 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2015, 2014 and 2013, respectively. Of these amounts, $8 million of expense and $8 million of benefit were recognized through income tax expense in 2014 and 2013, respectively. For the year ended December 31, 2015, an insignificant amount of interest and penalties were recognized through income tax expense. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
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

As of December 31, 2015, undistributed earnings of the Company's foreign subsidiaries amounted to $31.9 billion. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.
The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in millions):

December 31,	2015	2014
Deferred tax assets:
Property, plant and equipment	$192	$96
Trademarks and other intangible assets	68	68
Equity method investments (including foreign currency translation adjustment)	694	462
Derivative financial instruments	161	134
Other liabilities	1,056	1,082
Benefit plans	1,541	1,673
Net operating/capital loss carryforwards	413	729
Other	175	196
Gross deferred tax assets	$4,300	$4,440
Valuation allowances	(477)	(649)
Total deferred tax assets[1,2]	$3,823	$3,791
Deferred tax liabilities:
Property, plant and equipment	$(1,887)	$(2,342)
Trademarks and other intangible assets	(3,422)	(4,020)
Equity method investments (including foreign currency translation adjustment)	(1,441)	(1,038)
Derivative financial instruments	(687)	(457)
Other liabilities	(216)	(110)
Benefit plans	(367)	(487)
Other	(726)	(944)
Total deferred tax liabilities[3]	$(8,746)	$(9,398)
Net deferred tax liabilities	$(4,923)	$(5,607)

[1]	Noncurrent deferred tax assets of $360 million and $319 million were included in the line item other assets in our consolidated balance sheets as of December 31, 2015 and 2014, respectively.

[2]
Current deferred tax assets of $151 million and $160 million were included in the line item prepaid expenses and other assets in our consolidated balance sheets as of December 31, 2015 and 2014, respectively.

[3]
Current deferred tax liabilities of $743 million and $450 million were included in the line item accounts payable and accrued expenses in our consolidated balance sheets as of December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, we had $62 million of net deferred tax assets and $643 million of net deferred tax liabilities, respectively, located in countries outside the United States.
As of December 31, 2015, we had $4,419 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $356 million must be utilized within the next five years, and the remainder can be utilized over a period greater than five years.

An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2015	2014	2013
Balance at beginning of year	$649	$586	$487
Additions	42	104	169
Decrease due to transfer to assets held for sale	(163)	—	—
Deductions	(51)	(41)	(70)
Balance at end of year	$477	$649	$586
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
In 2015, the Company recognized a net decrease of $172 million in its valuation allowances. As a result of our German bottling operations meeting the criteria to be classified as held for sale, the Company was required to present the related assets and liabilities as separate line items in our consolidated balance sheets. In addition, the changes in net operating losses during the normal course of business and changes in deferred tax assets and related valuation allowances on certain equity investments also contributed to a decrease in the valuation allowances. These decreases were partially offset by an increase in the valuation allowances primarily due to the impact of currency devaluations in Venezuela on certain receivables.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following (in millions):

December 31,	2015	2014
Foreign currency translation adjustment	$(9,167)	$(5,226)
Accumulated derivative net gains (losses)	696	554
Unrealized net gains (losses) on available-for-sale securities	288	972
Adjustments to pension and other benefit liabilities	(1,991)	(2,077)
Accumulated other comprehensive income (loss)	$(10,174)	$(5,777)

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Year Ended December 31, 2015
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$7,351	$15	$7,366
Other comprehensive income:
Net foreign currency translation adjustment	(3,941)	(18)	(3,959)
Net gain (loss) on derivatives[1]	142	—	142
Net unrealized gain (loss) on available-for-sale securities[2]	(684)	—	(684)
Net change in pension and other benefit liabilities[3]	86	—	86
Total comprehensive income	$2,954	$(3)	$2,951

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Refer to Note 3 for information related to the net unrealized gain or loss on available-for-sale securities.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.
OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI, for the years ended December 31, 2015, 2014 and 2013, is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2015
Foreign currency translation adjustments:
Translation adjustment arising during the year	$(4,626)	$243	$(4,383)
Reclassification adjustments recognized in net income	63	(14)	49
Unrealized gains (losses) on net investment hedges arising during the year	637	(244)	393
Net foreign currency translation adjustment	(3,926)	(15)	(3,941)
Derivatives:
Unrealized gains (losses) arising during the year	853	(314)	539
Reclassification adjustments recognized in net income	(638)	241	(397)
Net gain (loss) on derivatives[1]	215	(73)	142
Available-for-sale securities:
Unrealized gains (losses) arising during the year	(973)	328	(645)
Reclassification adjustments recognized in net income	(61)	22	(39)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(1,034)	350	(684)
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	(169)	43	(126)
Reclassification adjustments recognized in net income	337	(125)	212
Net change in pension and other benefit liabilities[3]	168	(82)	86
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(4,577)	$180	$(4,397)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2014
Foreign currency translation adjustments:
Translation adjustment arising during the year	$(2,560)	$183	$(2,377)
Net foreign currency translation adjustment	(2,560)	183	(2,377)
Derivatives:
Unrealized gains (losses) arising during the year	620	(231)	389
Reclassification adjustments recognized in net income	(50)	18	(32)
Net gain (loss) on derivatives[1]	570	(213)	357
Available-for-sale securities:
Unrealized gains (losses) arising during the year	1,139	(412)	727
Reclassification adjustments recognized in net income	(17)	4	(13)
Net change in unrealized gain (loss) on available-for-sale securities[2]	1,122	(408)	714
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	(1,666)	588	(1,078)
Reclassification adjustments recognized in net income	60	(21)	39
Net change in pension and other benefit liabilities[3]	(1,606)	567	(1,039)
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(2,474)	$129	$(2,345)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2013
Foreign currency translation adjustments:
Translation adjustment arising during the year	$(1,046)	$56	$(990)
Reclassification adjustments recognized in net income	(194)	—	(194)
Net foreign currency translation adjustment	(1,240)	56	(1,184)
Derivatives:
Unrealized gains (losses) arising during the year	425	(173)	252
Reclassification adjustments recognized in net income	(167)	66	(101)
Net gain (loss) on derivatives[1]	258	(107)	151
Available-for-sale securities:
Unrealized gains (losses) arising during the year	(134)	42	(92)
Reclassification adjustments recognized in net income	12	—	12
Net change in unrealized gain (loss) on available-for-sale securities[2]	(122)	42	(80)
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	1,490	(550)	940
Reclassification adjustments recognized in net income	198	(72)	126
Net change in pension and other benefit liabilities[3]	1,688	(622)	1,066
Other comprehensive income (loss) attributable to The Coca-Cola Company	$584	$(631)	$(47)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded during the year ended December 31, 2015 (in millions):

Description of AOCI Component	Financial Statement Line Item	Amount Reclassified from AOCI into Income
Foreign currency translation adjustments:
Divestitures, deconsolidations and other	Other income (loss) — net	$63
	Income before income taxes	$63
	Income taxes	(14)
	Consolidated net income	$49
Derivatives:
Foreign currency contracts	Net operating revenues	$(630)
Foreign currency and commodity contracts	Cost of goods sold	(59)
Foreign currency contracts	Other income (loss) — net	40
Foreign currency and interest rate contracts	Interest expense	11
	Income before income taxes	$(638)
	Income taxes	241
	Consolidated net income	$(397)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$(61)
	Income before income taxes	$(61)
	Income taxes	22
	Consolidated net income	$(39)
Pension and other benefit liabilities:
Recognized net actuarial loss (gain)	*	$358
Recognized prior service cost (credit)	*	(21)
	Income before income taxes	$337
	Income taxes	(125)
	Consolidated net income	$212

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
The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2015
	Level 1	Level 2	Level 3		Netting Adjustment[1]		Fair Value Measurements
Assets:
Trading securities[2]	$183	$135	$4		$—		$322
Available-for-sale securities[2]	3,913	4,574	119	[3]	—		8,606
Derivatives[4]	2	1,268	—		(638)	[5]	632	[7]
Total assets	$4,098	$5,977	$123		$(638)		$9,560
Liabilities:
Derivatives[4]	$24	$635	$—		$(488)	[6]	$171	[7]
Total liabilities	$24	$635	$—		$(488)		$171

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

[2]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.

[3]	Primarily related to long-term debt securities that mature in 2018.

[4]	Refer to Note 5 for additional information related to the composition of our derivative portfolio.

[5]	The Company is obligated to return $184 million in cash collateral it has netted against its derivative position.

[6]	The Company has the right to reclaim $17 million in cash collateral it has netted against its derivative position.

[7]
The Company's derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $79 million in the line item prepaid expenses and other assets; $553 million in the line item other assets; and $171 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

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

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the years ended December 31, 2015 and 2014.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2015 and 2014.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

The gains or losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
December 31,	2015		2014
Assets held for sale[1]	$(980)		$(494)
Intangible assets	(473)	[2]	(18)	[2]
Investment in formerly unconsolidated subsidiary	(19)	[3]	—
Valuation of shares in equity method investee	(6)	[4]	(32)	[4]
Total	$(1,478)		$(544)

[1]
The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. These charges primarily related to refranchising activities in North America. The charges were calculated based on Level 3 inputs. Refer to Note 2.

[2]
The Company recognized losses of $473 million and $18 million during the years ended December 31, 2015 and 2014, respectively, due to impairment charges on certain intangible assets. The charges incurred during 2015 included $418 million of impairment charges primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction and a $55 million impairment charge on a Venezuelan trademark. The charges were determined by comparing the fair value of the assets to the current carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 1, Note 2 and Note 17.

[3]
The Company recognized a loss of $19 million on our previously held investment in a South African bottler, which had been accounted for under the equity method of accounting prior to our acquisition of the bottler in February 2015. U.S. GAAP requires the acquirer to remeasure its previously held noncontrolling equity interest in the acquired entity to fair value as of the acquisition date and recognize any gains or losses in earnings. The Company remeasured our equity interest in the South African bottler based on Level 3 inputs. Refer to Note 2.

[4]
In 2014, the Company recognized an estimated loss of $32 million as a result of the owners of the majority interest in a Brazilian bottling entity exercising their option to acquire from us a 10 percent interest in the entity's outstanding shares. The exercise price was lower than our carrying value. The transaction closed in January 2015, and the Company recorded an additional loss of $6 million during the year ended December 31, 2015, calculated based on the final option price. These losses were determined using Level 3 inputs. Refer to Note 2 and Note 17.

Fair Value Measurements for Pension and Other Postretirement Benefit Plans
The fair value hierarchy discussed above is not only applicable to assets and liabilities that are included in our consolidated balance sheets but is also applied to certain other assets that indirectly impact our consolidated financial statements. For example, our Company sponsors and/or contributes to a number of pension and other postretirement benefit plans. Assets contributed by the Company become the property of the individual plans. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. Refer to Note 13. The Company uses the fair value hierarchy to measure the fair value of assets held by our various pension and other postretirement benefit plans.

Pension Plan Assets
The following table summarizes the levels within the fair value hierarchy for our pension plan assets as of December 31, 2015 and 2014 (in millions):

	December 31, 2015					December 31, 2014
	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3		Total
Cash and cash equivalents	$128	$148	$—		$276	$161	$100	$—		$261
Equity securities:
U.S.-based companies	1,562	—	1		1,563	1,793	6	17		1,816
International-based companies	802	5	10		817	1,050	13	—		1,063
Fixed-income securities:
Government bonds	—	736	1		737	—	863	3		866
Corporate bonds and debt securities	—	1,171	2		1,173	—	1,533	33		1,566
Mutual, pooled and commingled funds	77	1,046	—		1,123	98	1,134	31		1,263
Hedge funds/limited partnerships	—	205	559		764	—	215	584		799
Real estate	—	—	464		464	—	16	392		408
Other	—	15	757	[1]	772	—	14	846	[1]	860
Total	$2,569	$3,326	$1,794		$7,689	$3,102	$3,894	$1,906		$8,902

[1]	Includes purchased annuity contracts and insurance-linked securities.
The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans for the years ended December 31, 2015 and 2014 (in millions):

	Fixed-Income Securities	Hedge Funds/Limited Partnerships	Real Estate	Equity Securities	Mutual, Pooled and Commingled Funds	Other		Total
2014
Balance at beginning of year	$89	$353	$251	$15	$—	$584		$1,292
Actual return on plan assets:
Related to assets still held at the reporting date	17	(17)	29	1	—	50		80
Related to assets sold during the year	(2)	42	7	—	—	—		47
Purchases, sales and settlements — net	(41)	198	106	1	31	241		536
Transfers in or out of Level 3 — net	(27)	9	—	—	—	—		(18)
Foreign currency translation	—	(1)	(1)	—	—	(29)		(31)
Balance at end of year	$36	$584	$392	$17	$31	$846	[1]	$1,906
2015
Balance at beginning of year	$36	$584	$392	$17	$31	$846		$1,906
Actual return on plan assets:
Related to assets still held at the reporting date	1	(14)	32	(6)	—	42		55
Related to assets sold during the year	(4)	45	6	—	—	—		47
Purchases, sales and settlements — net	(6)	(74)	32	—	(2)	(76)	[2]	(126)
Transfers in or out of Level 3 — net	(24)	21	2	—	(29)	(3)		(33)
Foreign currency translation	—	(3)	—	—	—	(52)		(55)
Balance at end of year	$3	$559	$464	$11	$—	$757	[1]	$1,794

[1]	Includes purchased annuity contracts and insurance-linked securities.

[2]
Includes the transfer of assets associated with the Company's consolidated German bottling operations to assets held for sale and liabilities held for sale as of December 31, 2015. Refer to Note 2 for additional information.

Other Postretirement Benefit Plan Assets
The following table summarizes the levels within the fair value hierarchy for our other postretirement benefit plan assets as of December 31, 2015 and 2014 (in millions):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3 [1]	Total	Level 1	Level 2	Level 3 [1]	Total
Cash and cash equivalents	$1	$7	$—	$8	$9	$1	$—	$10
Equity securities:
U.S.-based companies	116	—	—	116	114	—	—	114
International-based companies	6	—	—	6	7	—	—	7
Fixed-income securities:
Government bonds	77	3	—	80	76	3	—	79
Corporate bonds and debt securities	—	8	—	8	—	9	—	9
Mutual, pooled and commingled funds	10	5	—	15	10	6	—	16
Hedge funds/limited partnerships	—	1	4	5	—	1	4	5
Real estate	—	—	3	3	—	—	3	3
Other	—	—	4	4	—	—	3	3
Total	$210	$24	$11	$245	$216	$20	$10	$246

[1]	Level 3 assets are not a significant portion of other postretirement benefit plan assets.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of December 31, 2015, the carrying amount and fair value of our long-term debt, including the current portion, were $31,084 million and $31,308 million, respectively. As of December 31, 2014, the carrying amount and fair value of our long-term debt, including the current portion, were $22,615 million and $23,411 million, respectively.
NOTE 17: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
In 2015, the Company incurred other operating charges of $1,657 million. These charges primarily consisted of $691 million due to the Company's productivity and reinvestment program and $292 million due to the integration of our German bottling operations. In addition, the Company recorded impairment charges of $418 million primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction and incurred a charge of $100 million due to a cash contribution we made to The Coca-Cola Foundation. The Company also incurred a charge of $111 million due to the write-down of receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to changes in exchange rates as a result of the establishment of the new open market exchange system. Refer to Note 18 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 2 for additional information on the Monster Transaction. Refer to Note 1 for additional information on the Venezuelan currency change. Refer to Note 19 for the impact these charges had on our operating segments.

In 2014, the Company incurred other operating charges of $1,183 million. These charges primarily consisted of $601 million due to the Company's productivity and reinvestment program and $208 million due to the integration of our German bottling operations. In addition, the Company incurred a charge of $314 million due to a write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to changes in exchange rates. The write-down was recorded as a result of limited government-approved exchange rate conversion mechanisms. The Company also recorded a loss of $36 million as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 18 for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 1 for additional information on the Venezuelan currency change. Refer to Note 19 for the impact these charges had on our operating segments.
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
Other Nonoperating Items
Interest Expense
During the year ended December 31, 2015, the Company recorded charges of $320 million due to the early extinguishment of certain long-term debt. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. Refer to Note 10 for additional information and Note 19 for the impact this charge had on our operating segments.
Equity Income (Loss) — Net
The Company recorded net charges of $87 million, $18 million and $159 million in equity income (loss) — net during the years ended December 31, 2015, 2014 and 2013, respectively. These amounts primarily represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 19 for the impact these charges had on our operating segments.
Other Income (Loss) — Net
In 2015, the Company recorded a net gain of $1,403 million as a result of the Monster Transaction and charges of $1,006 million due to the refranchising of certain territories in North America. In addition, the Company recognized a foreign currency exchange gain of $300 million associated with our foreign-denominated debt partially offset by a charge of $27 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. Refer to Note 2 for additional information related to the Monster Transaction and North America refranchising. Refer to Note 1 for additional information related to the charge due to the remeasurement in Venezuela. Refer to Note 19 for the impact these items had on our operating segments.
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

In 2013, the Company recorded a gain of $615 million due to the deconsolidation of our Brazilian bottling operations as a result of their combination with an independent bottling partner. Subsequent to this transaction, the Company accounts for our investment in the newly combined Brazilian bottling operations under the equity method of accounting. The owners of the majority interest received the option to acquire from us up to 24 percent of the new entity's outstanding shares at any time for a period of six years beginning December 31, 2013. In December 2014, the Company received notification that the owners of the majority interest had exercised their option to acquire from us a 10 percent interest in the entity's outstanding shares. During the year ended December 31, 2014, we recorded an estimated loss of $32 million as a result of the exercise price being lower than our carrying value. The transaction closed in January 2015, and the Company recorded an additional loss of $6 million during the year ended December 31, 2015, based on the final option price. Refer to Note 2 for additional information on this transaction. Refer to Note 19 for the impact these items had on our operating segments.
Effective July 1, 2013, four of the Company's Japanese bottling partners merged as Coca-Cola East Japan Bottling Company, Ltd. ("CCEJ"), a publicly traded entity, through a share exchange. The terms of the agreement included the issuance of new shares of one of the publicly traded bottlers in exchange for 100 percent of the outstanding shares of the remaining three bottlers according to an agreed-upon share exchange ratio. As a result, the Company recorded a net charge of $114 million for those investments in which the Company's carrying value was greater than the fair value of the shares received. Refer to Note 19 for the impact this loss had on our operating segments.
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
NOTE 18: PRODUCTIVITY, INTEGRATION AND RESTRUCTURING INITIATIVES
Productivity and Reinvestment
In February 2012, the Company announced a four-year productivity and reinvestment program designed to further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and the integration of Old CCE's North American bottling operations.
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
In October 2014, the Company announced that we were further expanding our productivity and reinvestment program and extending it through 2019. The expansion of the productivity initiatives will focus on four key areas: restructuring the Company's global supply chain, including manufacturing in North America; implementing zero-based work, an evolution of zero-based budget principles, across the organization; streamlining and simplifying the Company's operating model; and further driving increased discipline and efficiency in direct marketing investments.
The Company has incurred total pretax expenses of $2,056 million related to this program since it commenced. These expenses were recorded in the line item other operating charges in our consolidated statement of income. Refer to Note 19 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts since the commencement of the plan (in millions):

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
2013
Accrued balance as of January 1	$12		$6	$8	$26
Costs incurred	188		59	247	494
Payments	(113)		(59)	(209)	(381)
Noncash and exchange	1		—	(28)	(27)
Accrued balance as of December 31	$88		$6	$18	$112
2014
Costs incurred	$277		$77	$247	$601
Payments	(103)		(79)	(220)	(402)
Noncash and exchange	(2)		—	(24)	(26)
Accrued balance as of December 31	$260		$4	$21	$285
2015
Costs incurred	$269		$56	$366	$691
Payments	(200)		(47)	(265)	(512)
Noncash and exchange	(185)	[1]	(5)	(70)	(260)
Accrued balance as of December 31	$144		$8	$52	$204
1 Includes pension settlement charges. Refer to Note 13.
Integration Initiatives
Integration of Our German Bottling Operations
In 2008, the Company began an integration initiative related to our German bottling operations acquired in 2007. The Company incurred $292 million, $208 million and $187 million of expenses related to this initiative in 2015, 2014 and 2013, respectively, and has incurred total pretax expenses of $1,127 million related to this initiative since it commenced. These expenses were recorded in the line item other operating charges in our consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $122 million and $101 million accrued related to these integration costs as of December 31, 2015 and 2014, respectively.
The Company is currently reviewing other restructuring opportunities within the German bottling operations, which if implemented will result in additional charges in future periods. However, as of December 31, 2015, the Company had not finalized any additional plans.
NOTE 19: OPERATING SEGMENTS
As of December 31, 2015, our organizational structure consisted of the following operating segments: Eurasia and Africa; Europe; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate.

Segment Products and Services
The business of our Company is nonalcoholic beverages. With the exception of North America, our geographic operating segments (Eurasia and Africa; Europe; Latin America; North America; and Asia Pacific) derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. The North America operating segment derives the majority of its revenues from the sale of finished beverages. Our Bottling Investments operating segment is composed of our Company-owned or consolidated bottling operations outside of North America, regardless of the geographic location of the bottler, and equity income from the majority of our equity method investments. Company-owned or consolidated bottling operations derive the majority of their revenues from the sale of finished beverages. Generally, finished product operations produce higher net operating revenues but lower gross profit margins compared to concentrate operations.
The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2015	2014	2013
Concentrate operations[1]	37%	38%	38%
Finished product operations[2]	63	62	62
Total	100%	100%	100%

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
Geographic Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2015	2014	2013
United States	$20,360	$19,763	$19,820
International	23,934	26,235	27,034
Net operating revenues	$44,294	$45,998	$46,854
The following table provides information related to our property, plant and equipment — net (in millions):

Year Ended December 31,	2015	2014	2013
United States	$8,266	$8,683	$8,841
International	4,305	5,950	6,126
Property, plant and equipment — net	$12,571	$14,633	$14,967

Information about our Company's operations by operating segment as of and for the years ended December 31, 2015, 2014 and 2013, is as follows (in millions):

	Eurasia & Africa	Europe		Latin America	North America	Asia Pacific	Bottling Investments		Corporate	Eliminations	Consolidated
2015
Net operating revenues:
Third party	$2,423	$4,543		$3,999	$21,784	$4,707	$6,682		$156	$—	$44,294
Intersegment	36	585		75	18	545	49		10	(1,318)	—
Total net revenues	2,459	5,128		4,074	21,802	5,252	6,731		166	(1,318)	44,294
Operating income (loss)	987	2,888		2,169	2,490	2,189	—		(1,995)	—	8,728
Interest income	—	—		—	9	—	—		604	—	613
Interest expense	—	—		—	—	—	—		856	—	856
Depreciation and amortization	44	59		41	1,217	85	367		157	—	1,970
Equity income (loss) — net	14	25		(7)	(17)	9	425		40	—	489
Income (loss) before income taxes	1,004	2,919		2,164	1,475	2,207	454		(618)	—	9,605
Identifiable operating assets[1]	1,148	3,008	[2]	1,627	32,042	1,639	7,042	[2]	27,799	—	74,305
Investments[3]	1,061	77		657	118	158	8,073		5,644	—	15,788
Capital expenditures	19	35		70	1,341	81	735		272	—	2,553
2014
Net operating revenues:
Third party	$2,730	$4,844		$4,597	$21,462	$5,257	$6,972		$136	$—	$45,998
Intersegment	—	692		60	17	489	67		—	(1,325)	—
Total net revenues	2,730	5,536		4,657	21,479	5,746	7,039		136	(1,325)	45,998
Operating income (loss)	1,084	2,852		2,316	2,447	2,448	9		(1,448)	—	9,708
Interest income	—	—		—	—	—	—		594	—	594
Interest expense	—	—		—	—	—	—		483	—	483
Depreciation and amortization	47	75		56	1,195	96	315		192	—	1,976
Equity income (loss) — net	35	31		10	(16)	12	691		6	—	769
Income (loss) before income taxes	1,125	2,892		2,319	1,633	2,464	715		(1,823)	—	9,325
Identifiable operating assets[1]	1,298	3,358	[2]	2,426	33,066	1,793	6,975	[2]	29,482	—	78,398
Investments[3]	1,081	90		757	48	157	8,781		2,711	—	13,625
Capital expenditures	30	54		55	1,293	76	628		270	—	2,406
2013
Net operating revenues:
Third party	$2,763	$4,645		$4,748	$21,574	$5,372	$7,598		$154	$—	$46,854
Intersegment	—	689		191	16	497	78		—	(1,471)	—
Total net revenues	2,763	5,334		4,939	21,590	5,869	7,676		154	(1,471)	46,854
Operating income (loss)	1,087	2,859		2,908	2,432	2,478	115		(1,651)	—	10,228
Interest income	—	—		—	—	—	—		534	—	534
Interest expense	—	—		—	—	—	—		463	—	463
Depreciation and amortization	42	86		58	1,192	130	335		134	—	1,977
Equity income (loss) — net	22	24		13	2	19	524		(2)	—	602
Income (loss) before income taxes	1,109	2,923		2,920	2,434	2,494	679		(1,082)	—	11,477
Identifiable operating assets[1]	1,273	3,713	[2]	2,918	33,964	1,922	7,011	[2]	27,742	—	78,543
Investments[3]	1,157	106		545	49	143	9,424		88	—	11,512
Capital expenditures	40	34		63	1,374	117	643		279	—	2,550

[1]
Principally cash and cash equivalents, short-term investments, marketable securities, trade accounts receivable, inventories, goodwill, trademarks and other intangible assets, and property, plant and equipment — net.

[2]
Property, plant and equipment — net in Germany represented 10 percent of consolidated property, plant and equipment — net in 2015, 10 percent in 2014 and 11 percent in 2013. The 2015 amount includes property, plant and equipment — net classified as held for sale.

[3]	Principally equity method investments and other investments in bottling companies.

In 2015, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $16 million for Eurasia and Africa, $7 million for Latin America, $384 million for North America, $2 million for Asia Pacific, $353 million for Bottling Investments and $246 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $25 million for Europe due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 18.

•
Operating income (loss) and income (loss) before income taxes were reduced by $418 million for Corporate primarily due to an impairment charge primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. Refer to Note 2 and Note 17.

•	Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a cash contribution to The Coca-Cola Foundation. Refer to Note 17.

•	Income (loss) before income taxes was increased by $1,403 million for Corporate as a result of the Monster Transaction. Refer to Note 2 and Note 17.

•	Income (loss) before income taxes was reduced by $1,006 million for North America due to the refranchising of certain territories in North America. Refer to Note 2 and Note 17.

•	Income (loss) before income taxes was reduced by $320 million for Corporate due to charges the Company recognized on the early extinguishment of certain long-term debt. Refer to Note 10 and Note 17.

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

•
Income (loss) before income taxes was increased by $3 million for Eurasia and Africa and reduced by $7 million for Europe and $83 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

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

NOTE 20: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

Year Ended December 31,	2015	2014	2013
(Increase) decrease in trade accounts receivable	$(212)	$(253)	$28
(Increase) decrease in inventories	(250)	35	(105)
(Increase) decrease in prepaid expenses and other assets	123	194	(163)
Increase (decrease) in accounts payable and accrued expenses	1,004	(250)	(158)
Increase (decrease) in accrued taxes	(306)	151	22
Increase (decrease) in other liabilities	(516)	(316)	(556)
Net change in operating assets and liabilities	$(157)	$(439)	$(932)

NOTE 21: SUBSEQUENT EVENT
In February 2016, additional territories in North America met the criteria to be classified as held for sale. Therefore, we are required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the estimated sale price, which will result in a noncash loss of $296 million in 2016. This loss is primarily related to the write-down of intangible assets due to the accounting treatment for the contingent consideration that will be received in exchange for the grant of the exclusive territory rights. The Company expects these territories to be refranchised at various times throughout 2016. Refer to Note 2 for additional information about North America refranchising.
The following table presents information related to the major classes of assets and liabilities related to these additional territories, which were included in the North America operating segment (in millions):

Inventories	$4
Prepaid expenses and other assets	1
Property, plant and equipment — net	62
Bottlers' franchise rights with indefinite lives	273
Goodwill	10
Other intangible assets	13
Allowance for reduction of assets held for sale	(296)
Total assets	$67
Accounts payable and accrued expenses	$1
Other liabilities	1
Deferred income taxes	19
Total liabilities	$21

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.
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

Audit Committee's Responsibility
The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2016 Proxy Statement.

Muhtar Kent	Kathy N. Waller
Chairman of the Board of Directors and Chief Executive Officer February 25, 2016	Executive Vice President and Chief Financial Officer February 25, 2016

James R. Quincey	Larry M. Mark
President and Chief Operating Officer February 25, 2016	Vice President and Controller February 25, 2016

Mark Randazza
Vice President and Assistant Controller February 25, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company
We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 25, 2016

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareowners
The Coca-Cola Company
We have audited The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Coca-Cola Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, The Coca-Cola Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 25, 2016

Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(In millions except per share data)
2015
Net operating revenues	$10,711	$12,156	$11,427	$10,000	$44,294
Gross profit	6,608	7,408	6,850	5,946	26,812
Net income attributable to shareowners of The Coca-Cola Company	1,557	3,108	1,449	1,237	7,351
Basic net income per share	$0.36	$0.71	$0.33	$0.29	$1.69
Diluted net income per share	$0.35	$0.71	$0.33	$0.28	$1.67
2014
Net operating revenues	$10,576	$12,574	$11,976	$10,872	$45,998
Gross profit	6,493	7,755	7,346	6,515	28,109
Net income attributable to shareowners of The Coca-Cola Company	1,619	2,595	2,114	770	7,098
Basic net income per share	$0.37	$0.59	$0.48	$0.18	$1.62
Diluted net income per share	$0.36	$0.58	$0.48	$0.17	$1.60	[1]

[1]
The sum of the quarterly net income per share amounts does not agree to the full year net income per share amounts. We calculate net income per share based on the weighted-average number of outstanding shares during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Our first quarter, second quarter and third quarter reporting periods end on the Friday closest to the last day of the applicable quarterly calendar period. Our fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls.

The Company's first quarter 2015 results were impacted by six additional shipping days compared to the first quarter of 2014. Furthermore, the Company recorded the following transactions which impacted results:

•	Charge of $320 million due to the early extinguishment of debt. Refer to Note 10 and Note 17.

•
Charges of $135 million due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SIMADI exchange rate, an impairment of a Venezuelan trademark and a write-down the Company recorded on receivables from our bottling partner in Venezuela. Refer to Note 1 and Note 17.

•	Charges of $125 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	Charges of $73 million due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•	Charge of $21 million due to the refranchising of certain territories in North America. Refer to Note 2 and Note 17.
In the second quarter of 2015, the Company recorded the following transactions which impacted results:

•	Benefit of $1,402 million as a result of the Monster Transaction. Refer to Note 2 and Note 17.

•
Charge of $380 million due to an impairment primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. Refer to Note 2 and Note 17.

•	Charges of $186 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	Charge of $100 million as a result of a cash contribution to The Coca-Cola Foundation. Refer to Note 17.

•	Charge of $12 million due to the refranchising of certain territories in North America. Refer to Note 2 and Note 17.

In the third quarter of 2015, the Company recorded the following transactions which impacted results:

•	Charge of $794 million due to the refranchising of certain territories in North America. Refer to Note 2 and Note 17.

•	Charges of $216 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•
Charge of $38 million related to an impairment on a trademark in the glacéau portfolio, primarily as a result of foreign currency exchange rate fluctuations that impacted the fair value of the asset. Refer to Note 2 and Note 17.

•	Charge of $3 million related to an impairment charge on a Venezuelan trademark. Refer to Note 1.
The Company's fourth quarter 2015 results were impacted by six fewer shipping days compared to the fourth quarter of 2014. Furthermore, the Company recorded the following transactions which impacted results:

•	Charges of $456 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	Charge of $179 million due to the refranchising of certain territories in North America. Refer to Note 2 and Note 17.

•	Benefit of $1 million as a result of the Monster Transaction. Refer to Note 2 and Note 17.
The Company's first quarter 2014 results were impacted by one less shipping day compared to the first quarter of 2013. Furthermore, the Company recorded the following transactions which impacted results:

•
Charges of $247 million due to the devaluation of the Venezuelan bolivar, including our proportionate share of the charge incurred by an equity method investee that has operations in Venezuela. Refer to Note 1 and Note 17.

•	Charges of $128 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.
In the second quarter of 2014, the Company recorded the following transactions which impacted results:

•	Charges of $155 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	Charge of $140 million due to the refranchising of certain territories in North America. Refer to Note 2 and Note 17.

•
Charge of $21 million as a result of a write-down of receivables related to sales of concentrate to our bottling partner in Venezuela due to limited government-approved exchange rate conversion mechanisms. Refer to Note 1 and Note 17.

In the third quarter of 2014, the Company recorded the following transactions which impacted results:

•	Charge of $270 million due to the refranchising of certain territories in North America. Refer to Note 2 and Note 17.

•	Charges of $118 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.
The Company's fourth quarter 2014 results were impacted by one additional shipping day compared to the fourth quarter of 2013. Furthermore, the Company recorded the following transactions which impacted results:

•	Charges of $408 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	Charge of $389 million due to the refranchising of certain territories in North America. Refer to Note 2 and Note 17.

•	Charge of $275 million due to the write-down of concentrate sales receivables from our bottling partner in Venezuela. Refer to Note 1 and Note 17.

•
Charge of $164 million due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SICAD 2 exchange rate, and for the impairment of a Venezuelan trademark. Refer to Note 1 and Note 17.

•
Benefit of $46 million due to the elimination of intercompany profits resulting from a write-down the Company recorded on the concentrate sales receivables from our bottling partner in Venezuela, an equity method investee. Refer to Note 1 and Note 17.

•
Charge of $32 million as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest at an exercise price less than that of our carrying value. Refer to Note 17.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2015 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
Not applicable.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Director Nominations under the subheading "Item 1-Election of Directors" under the principal heading "Governance," the information regarding the Codes of Business Conduct under the subheading "Additional Governance Features" under the principal heading "Governance," the information under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the principal heading "Share Ownership" and the information regarding the Audit Committee under the subheading "Board and Committee Governance" under the principal heading "Governance" in the Company's 2016 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information under the subheading "Director Compensation" under the principal heading "Governance" and the information under the subheadings "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Compensation Tables," "Payments on Termination or Change in Control" and "Summary of Plans" under the principal heading "Compensation" in the Company's 2016 Proxy Statement is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the subheading "Equity Compensation Plan Information" under the principal heading "Compensation" and the information under the subheading "Ownership of Equity Securities of the Company" under the principal heading "Share Ownership" in the Company's 2016 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading "Director Independence and Related Person Transactions" under the principal heading
"Governance" in the Company's 2016 Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors under the subheading "Item 3 – Ratification of the Appointment of Ernst & Young LLP as Independent Auditors" under the principal heading "Audit Matters" in the Company's 2016 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.Financial Statements:
Consolidated Statements of Income — Years ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Comprehensive Income — Years ended December 31, 2015, 2014 and 2013.
Consolidated Balance Sheets — December 31, 2015 and 2014.
Consolidated Statements of Cash Flows — Years ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Shareowners' Equity — Years ended December 31, 2015, 2014 and 2013.
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

Exhibit No.
(With regard to applicable cross-references in the list of exhibits below, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission ("SEC") under File No. 001-02217; and Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Current, Quarterly and Annual Reports are filed with the SEC under File No. 01-09300).

3.1
Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, dated July 27, 2012 — incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012.

3.2	By-Laws of the Company, as amended and restated through September 2, 2015 — incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on September 3, 2015.
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

4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 31, 2007.
4.6	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 18, 2010.
4.8
Form of Exchange and Registration Rights Agreement among the Company, the representatives of the initial purchasers of the Notes and the other parties named therein — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 8, 2011.

4.9	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.10	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.11	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.12	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.13	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.14	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.15	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.16	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.17	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.18	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.

4.19	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 7, 2014.
4.20	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-A filed on September 19, 2014.
4.21	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-A filed on September 19, 2014.
4.22	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.23	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.24	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.25	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.26	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.27	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.28	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.29	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
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
10.4.2
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.4.3
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 19, 2014— incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.5
The Coca-Cola Company 1983 Restricted Stock Award Plan, as amended and restated through February 16, 2011 (the "1983 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 19, 2014 (the "1989 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6.1
Form of Restricted Stock Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.6.2
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.6.3
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.6.4
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6.6
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.7
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.8
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.9
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.10
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.11
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.12
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.13
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.14
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.15
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.16
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6.17
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.7	The Coca-Cola Company 2014 Equity Plan (the "2014 Equity Plan") — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2014.*
10.7.1
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.2
Form of Performance Share Agreement alternate for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.3
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.4
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.8
The Coca-Cola Company Compensation Deferral & Investment Program of the Company, as amended (the "Compensation Deferral & Investment Program"), including Amendment Number Four, dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*

10.8.1
Amendment Number Five to the Compensation Deferral & Investment Program, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.8.2
Amendment Number Six to the Compensation Deferral & Investment Program, dated as of January 12, 2004, effective January 1, 2004 — incorporated herein by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*

10.9
The Coca-Cola Company Supplemental Pension Plan, Amended and Restated effective January 1, 2010 (the "Supplemental Pension Plan") — incorporated herein by reference to Exhibit 10.10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.9.1
Amendment One to the Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.9.2
Amendment Two to the Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.10
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), Amended and Restated Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.11
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 (the "Supplemental Cash Balance Plan") — incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.11.1
Amendment One to the Supplemental Cash Balance Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.12.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.11.2
Amendment Two to the Supplemental Cash Balance Plan, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*

10.12
The Coca-Cola Company Directors' Plan, amended and restated on December 13, 2012, effective January 1, 2013 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.13
Deferred Compensation Plan of the Company, as amended and restated December 8, 2010 — incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.14
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*

10.15
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 (the "Benefits Plan for Members of the Board of Directors") — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10.15.1
Amendment Number One to the Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*

10.16
The Coca-Cola Company Severance Pay Plan, As Amended and Restated, Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.17
Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on April 18, 2005.

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

10.20
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

10.21.1
Agreement between the Company and Joseph V. Tripodi, dated December 15, 2008 — incorporated herein by reference to Exhibit 10.47.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.21.2	Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Joseph V. Tripodi, dated December 5, 2014.*
10.22	Letter, dated July 17, 2008, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2008.*
10.23
Letter of Understanding between the Company and Ceree Eberly, dated October 26, 2009, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 1, 2009 — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.24
The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.24.1
Amendment Number One to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 29, 2011 — incorporated herein by reference to Exhibit 10.34.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.24.2
Amendment Number Two to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated November 14, 2011 — incorporated herein by reference to Exhibit 10.34.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.24.3
Amendment Number Three to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on September 28, 2012.*

10.25
The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.25.1
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

10.26	The Coca-Cola Export Corporation Mobile Employees Retirement Plan, effective January 1, 2012.*
10.27
Letter Agreement, dated as of June 7, 2010, between The Coca-Cola Company and Dr Pepper Seven-Up, Inc. — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2010.

10.28
Coca-Cola Enterprises Inc. 2001 Stock Option Plan — incorporated herein by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.29
Coca-Cola Enterprises Inc. 2004 Stock Award Plan — incorporated herein by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.30
Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.30.1
Form of 2007 Stock Option Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.32 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2007.*

10.30.2
Form of Stock Option Agreement (Chief Executive Officer and Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan for Awards after October 29, 2008 — incorporated herein by reference to Exhibit 10.16.4 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.30.3
Form of 2007 Restricted Stock Unit Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.16.7 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.30.4
Form of 2007 Performance Share Unit Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.16.10 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.30.5
Form of Performance Share Unit Agreement (Chief Executive Officer and Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan for Awards after October 29, 2008 — incorporated herein by reference to Exhibit 10.16.12 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.31
Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010) — incorporated herein by reference to Exhibit 10.2 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.*

10.31.1
First Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010), dated September 24, 2010 — incorporated herein by reference to Exhibit 10.45.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.31.2
Second Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010), dated November 3, 2010 — incorporated herein by reference to Exhibit 10.45.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.31.3
Third Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan, Effective January 1, 2010, dated February 15, 2011 — incorporated herein by reference to Exhibit 10.45.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.31.4
Fourth Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan, effective December 31, 2011, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.45.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.32
Coca-Cola Refreshments Executive Pension Plan, dated December 13, 2010 (Amended and Restated, Effective January 1, 2011) — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.32.1
Amendment Number One to the Coca-Cola Refreshments Executive Pension Plan (Amended and Restated, Effective January 1, 2011), dated as of July 14, 2011 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.*

10.32.2
Amendment Number Two to the Coca-Cola Refreshments Executive Pension Plan, effective December 31, 2011, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.46.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.33
Amendment to certain Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Employee Benefit Plans and Equity Plans, effective December 6, 2010 — incorporated herein by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.34	Letter, dated September 11, 2012, from the Company to Ahmet Bozer — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.34.1
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Ahmet Bozer, dated August 12, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 13, 2015.*

10.35	Letter, dated September 11, 2012, from the Company to Brian Smith — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.36
Letter, dated September 11, 2012, from the Company to J. Alexander Douglas, Jr. — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.37	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.38
Coca-Cola Refreshments Supplemental Pension Plan (Amended and Restated Effective January 1, 2011), dated December 13, 2010 — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.*

10.38.1
Amendment Number One to the Coca-Cola Refreshments Supplemental Pension Plan, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.*

10.38.2
Amendment Two to the Coca-Cola Refreshments Supplemental Pension Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.59.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.38.3
Amendment Three to the Coca-Cola Refreshments Supplemental Pension Plan, adopted March 19, 2013 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.38.4
Amendment Four to the Coca-Cola Refreshments Supplemental Pension Plan, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*

10.39
Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective as of January 1, 2012 — incorporated herein by reference to Exhibit 10.60.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.39.1
Amendment One to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective January 1, 2012, dated May 24, 2012 — incorporated herein by reference to Exhibit 10.60.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.39.2
Amendment Two to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.60.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.39.3
Amendment Three to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, adopted March 19, 2013 — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.40	Letter, dated December 16, 2013, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.*
10.40.1	Letter, dated April 29, 2015, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2015.*
10.41	Letter, dated April 24, 2014, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2014.*
10.42	Letter, dated October 15, 2014, from the Company to Atul Singh — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*
10.43
Letter, dated December 16, 2014, from the Company to Marcos de Quinto — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*

10.44	Letter, dated February 12, 2015, from the Company to Ed Hays — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2015.*
10.45	Letter, dated April 29, 2015, from the Company to Julie Hamilton — incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2015.*
10.46	Letter, dated August 12, 2015, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2015.*
10.47	Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Alex Cummings, dated December 23, 2015.*
10.48	Letter, dated October 14, 2015, from the Company to Bernhard Goepelt.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.
21.1	List of subsidiaries of the Company as of December 31, 2015.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Balance Sheets as of December 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Shareowners' Equity for the years ended December 31, 2015, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements.

________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY
(Registrant)
By:	/s/ MUHTAR KENT
Muhtar Kent Chairman of the Board of Directors and Chief Executive Officer
	Date:	February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MUHTAR KENT	/s/ KATHY N. WALLER
Muhtar Kent Chairman of the Board of Directors, Chief Executive Officer and a Director (Principal Executive Officer)	Kathy N. Waller Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 25, 2016	February 25, 2016

/s/ LARRY M. MARK	/s/ MARK RANDAZZA
Larry M. Mark Vice President and Controller (As Principal Accounting Officer)	Mark Randazza Vice President and Assistant Controller (On behalf of the Registrant)

February 25, 2016	February 25, 2016

*	*
Herbert A. Allen Director	Howard G. Buffett Director

February 25, 2016	February 25, 2016

*	*
Ronald W. Allen Director	Richard M. Daley Director

February 25, 2016	February 25, 2016

*	*
Marc Bolland Director	Barry Diller Director

February 25, 2016	February 25, 2016

*	*
Ana Botín Director	Helene D. Gayle Director

February 25, 2016	February 25, 2016

*	*
Evan G. Greenberg Director	Maria Elena Lagomasino Director

February 25, 2016	February 25, 2016

*	*
Alexis M. Herman Director	Sam Nunn Director

February 25, 2016	February 25, 2016

*	*
Robert A. Kotick Director	David B. Weinberg Director

February 25, 2016	February 25, 2016

*By:	/s/ GLORIA K. BOWDEN
Gloria K. Bowden Attorney-in-fact

February 25, 2016

EXHIBIT INDEX
Exhibit No.
(With regard to applicable cross-references in the list of exhibits below, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission ("SEC") under File No. 001-02217; and Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Current, Quarterly and Annual Reports are filed with the SEC under File No. 01-09300).

3.1
Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, dated July 27, 2012 — incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012.

3.2	By-Laws of the Company, as amended and restated through September 2, 2015 — incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on September 3, 2015.
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

4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 31, 2007.
4.6	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 18, 2010.
4.8
Form of Exchange and Registration Rights Agreement among the Company, the representatives of the initial purchasers of the Notes and the other parties named therein — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 8, 2011.

4.9	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.10	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.11	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.12	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.13	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.14	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.15	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.16	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.17	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.18	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.

4.19	Form of Note for Floating Rate Notes due 2015 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 7, 2014.
4.20	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-A filed on September 19, 2014.
4.21	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-A filed on September 19, 2014.
4.22	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.23	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.24	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.25	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.26	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.27	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.28	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.29	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
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
10.4.2
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.4.3
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 19, 2014— incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.5
The Coca-Cola Company 1983 Restricted Stock Award Plan, as amended and restated through February 16, 2011 (the "1983 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 19, 2014 (the "1989 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6.1
Form of Restricted Stock Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.6.2
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.6.3
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.6.4
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6.6
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.7
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.8
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.9
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.10
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.11
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan, as adopted February 15, 2012 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6.12
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.13
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.14
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.15
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.16
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6.17
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.7	The Coca-Cola Company 2014 Equity Plan (the "2014 Equity Plan") — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2014.*
10.7.1
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.2
Form of Performance Share Agreement alternate for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.3
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.4
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.8
The Coca-Cola Company Compensation Deferral & Investment Program of the Company, as amended (the "Compensation Deferral & Investment Program"), including Amendment Number Four, dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*

10.8.1
Amendment Number Five to the Compensation Deferral & Investment Program, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.8.2
Amendment Number Six to the Compensation Deferral & Investment Program, dated as of January 12, 2004, effective January 1, 2004 — incorporated herein by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*

10.9
The Coca-Cola Company Supplemental Pension Plan, Amended and Restated effective January 1, 2010 (the "Supplemental Pension Plan") — incorporated herein by reference to Exhibit 10.10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.9.1
Amendment One to the Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.9.2
Amendment Two to the Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.10
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), Amended and Restated Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.11
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 (the "Supplemental Cash Balance Plan") — incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.11.1
Amendment One to the Supplemental Cash Balance Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.12.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.11.2
Amendment Two to the Supplemental Cash Balance Plan, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*

10.12
The Coca-Cola Company Directors' Plan, amended and restated on December 13, 2012, effective January 1, 2013 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.13
Deferred Compensation Plan of the Company, as amended and restated December 8, 2010 — incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.14
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*

10.15
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 (the "Benefits Plan for Members of the Board of Directors") — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10.15.1
Amendment Number One to the Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*

10.16
The Coca-Cola Company Severance Pay Plan, As Amended and Restated, Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.17
Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on April 18, 2005.

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

10.20
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

10.21.1
Agreement between the Company and Joseph V. Tripodi, dated December 15, 2008 — incorporated herein by reference to Exhibit 10.47.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.21.2	Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Joseph V. Tripodi, dated December 5, 2014.*
10.22	Letter, dated July 17, 2008, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2008.*
10.23
Letter of Understanding between the Company and Ceree Eberly, dated October 26, 2009, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 1, 2009 — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.24
The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.24.1
Amendment Number One to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 29, 2011 — incorporated herein by reference to Exhibit 10.34.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.24.2
Amendment Number Two to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated November 14, 2011 — incorporated herein by reference to Exhibit 10.34.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.24.3
Amendment Number Three to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on September 28, 2012.*

10.25
The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.25.1
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

10.26	The Coca-Cola Export Corporation Mobile Employees Retirement Plan, effective January 1, 2012.*
10.27
Letter Agreement, dated as of June 7, 2010, between The Coca-Cola Company and Dr Pepper Seven-Up, Inc. — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2010.

10.28
Coca-Cola Enterprises Inc. 2001 Stock Option Plan — incorporated herein by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.29
Coca-Cola Enterprises Inc. 2004 Stock Award Plan — incorporated herein by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.30
Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.30.1
Form of 2007 Stock Option Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.32 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2007.*

10.30.2
Form of Stock Option Agreement (Chief Executive Officer and Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan for Awards after October 29, 2008 — incorporated herein by reference to Exhibit 10.16.4 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.30.3
Form of 2007 Restricted Stock Unit Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.16.7 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.30.4
Form of 2007 Performance Share Unit Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.16.10 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.30.5
Form of Performance Share Unit Agreement (Chief Executive Officer and Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan for Awards after October 29, 2008 — incorporated herein by reference to Exhibit 10.16.12 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.31
Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010) — incorporated herein by reference to Exhibit 10.2 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.*

10.31.1
First Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010), dated September 24, 2010 — incorporated herein by reference to Exhibit 10.45.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.31.2
Second Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010), dated November 3, 2010 — incorporated herein by reference to Exhibit 10.45.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.31.3
Third Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan, Effective January 1, 2010, dated February 15, 2011 — incorporated herein by reference to Exhibit 10.45.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.31.4
Fourth Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan, effective December 31, 2011, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.45.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.32
Coca-Cola Refreshments Executive Pension Plan, dated December 13, 2010 (Amended and Restated, Effective January 1, 2011) — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.32.1
Amendment Number One to the Coca-Cola Refreshments Executive Pension Plan (Amended and Restated, Effective January 1, 2011), dated as of July 14, 2011 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.*

10.32.2
Amendment Number Two to the Coca-Cola Refreshments Executive Pension Plan, effective December 31, 2011, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.46.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.33
Amendment to certain Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Employee Benefit Plans and Equity Plans, effective December 6, 2010 — incorporated herein by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.34	Letter, dated September 11, 2012, from the Company to Ahmet Bozer — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.34.1
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Ahmet Bozer, dated August 12, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 13, 2015.*

10.35	Letter, dated September 11, 2012, from the Company to Brian Smith — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.36
Letter, dated September 11, 2012, from the Company to J. Alexander Douglas, Jr. — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.37	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.38
Coca-Cola Refreshments Supplemental Pension Plan (Amended and Restated Effective January 1, 2011), dated December 13, 2010 — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.*

10.38.1
Amendment Number One to the Coca-Cola Refreshments Supplemental Pension Plan, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.*

10.38.2
Amendment Two to the Coca-Cola Refreshments Supplemental Pension Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.59.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.38.3
Amendment Three to the Coca-Cola Refreshments Supplemental Pension Plan, adopted March 19, 2013 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.38.4
Amendment Four to the Coca-Cola Refreshments Supplemental Pension Plan, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*

10.39
Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective as of January 1, 2012 — incorporated herein by reference to Exhibit 10.60.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.39.1
Amendment One to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective January 1, 2012, dated May 24, 2012 — incorporated herein by reference to Exhibit 10.60.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.39.2
Amendment Two to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.60.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.39.3
Amendment Three to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, adopted March 19, 2013 — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.40	Letter, dated December 16, 2013, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.*
10.40.1	Letter, dated April 29, 2015, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2015.*
10.41	Letter, dated April 24, 2014, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2014.*
10.42	Letter, dated October 15, 2014, from the Company to Atul Singh — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*
10.43
Letter, dated December 16, 2014, from the Company to Marcos de Quinto — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*

10.44	Letter, dated February 12, 2015, from the Company to Ed Hays — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2015.*
10.45	Letter, dated April 29, 2015, from the Company to Julie Hamilton — incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2015.*
10.46	Letter, dated August 12, 2015, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2015.*
10.47	Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Alex Cummings, dated December 23, 2015.*
10.48	Letter, dated October 14, 2015, from the Company to Bernhard Goepelt.*

12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.
21.1	List of subsidiaries of the Company as of December 31, 2015.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Balance Sheets as of December 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Shareowners' Equity for the years ended December 31, 2015, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements.

________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.