Form 10-Q
period 2016-04-01
COCA COLA CO
filed 2016-04-28
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 25, 2016
$0.25 Par Value	4,326,198,723 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended
	April 1, 2016	April 3, 2015
NET OPERATING REVENUES	$10,282	$10,711
Cost of goods sold	4,069	4,103
GROSS PROFIT	6,213	6,608
Selling, general and administrative expenses	3,761	4,079
Other operating charges	311	233
OPERATING INCOME	2,141	2,296
Interest income	144	155
Interest expense	141	447
Equity income (loss) — net	92	2
Other income (loss) — net	(342)	(25)
INCOME BEFORE INCOME TAXES	1,894	1,981
Income taxes	401	415
CONSOLIDATED NET INCOME	1,493	1,566
Less: Net income attributable to noncontrolling interests	10	9
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,483	$1,557
BASIC NET INCOME PER SHARE[1]	$0.34	$0.36
DILUTED NET INCOME PER SHARE[1]	$0.34	$0.35
DIVIDENDS PER SHARE	$0.35	$0.33
AVERAGE SHARES OUTSTANDING	4,328	4,365
Effect of dilutive securities	54	57
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,382	4,422
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended
	April 1, 2016	April 3, 2015
CONSOLIDATED NET INCOME	$1,493	$1,566
Other comprehensive income:
Net foreign currency translation adjustment	(277)	(1,486)
Net gain (loss) on derivatives	(427)	334
Net unrealized gain (loss) on available-for-sale securities	52	(211)
Net change in pension and other benefit liabilities	31	65
TOTAL COMPREHENSIVE INCOME (LOSS)	872	268
Less: Comprehensive income (loss) attributable to noncontrolling interests	4	3
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$868	$265
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	April 1, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,748	$7,309
Short-term investments	10,003	8,322
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	18,751	15,631
Marketable securities	3,460	4,269
Trade accounts receivable, less allowances of $292 and $352, respectively	4,147	3,941
Inventories	3,052	2,902
Prepaid expenses and other assets	3,314	2,752
Assets held for sale	3,786	3,900
TOTAL CURRENT ASSETS	36,510	33,395
EQUITY METHOD INVESTMENTS	12,610	12,318
OTHER INVESTMENTS	1,186	3,470
OTHER ASSETS	4,314	4,110
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $10,370 and $9,783, respectively	12,613	12,571
TRADEMARKS WITH INDEFINITE LIVES	6,014	5,989
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	5,714	6,000
GOODWILL	11,396	11,289
OTHER INTANGIBLE ASSETS	906	854
TOTAL ASSETS	$91,263	$89,996
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,626	$9,660
Loans and notes payable	14,888	13,129
Current maturities of long-term debt	4,956	2,676
Accrued income taxes	275	331
Liabilities held for sale	1,242	1,133
TOTAL CURRENT LIABILITIES	30,987	26,929
LONG-TERM DEBT	26,990	28,311
OTHER LIABILITIES	3,820	4,301
DEFERRED INCOME TAXES	4,337	4,691
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	14,507	14,016
Reinvested earnings	64,985	65,018
Accumulated other comprehensive income (loss)	(10,789)	(10,174)
Treasury stock, at cost — 2,708 and 2,716 shares, respectively	(45,549)	(45,066)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	24,914	25,554
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	215	210
TOTAL EQUITY	25,129	25,764
TOTAL LIABILITIES AND EQUITY	$91,263	$89,996
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	April 1, 2016	April 3, 2015
OPERATING ACTIVITIES
Consolidated net income	$1,493	$1,566
Depreciation and amortization	458	473
Stock-based compensation expense	69	60
Deferred income taxes	(81)	8
Equity (income) loss — net of dividends	(79)	8
Foreign currency adjustments	93	(46)
Significant (gains) losses on sales of assets — net	362	33
Other operating charges	142	139
Other items	(173)	522
Net change in operating assets and liabilities	(1,680)	(1,189)
Net cash provided by operating activities	604	1,574
INVESTING ACTIVITIES
Purchases of investments	(4,763)	(4,003)
Proceeds from disposals of investments	6,010	3,746
Acquisitions of businesses, equity method investments and nonmarketable securities	(688)	(603)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	291	229
Purchases of property, plant and equipment	(536)	(516)
Proceeds from disposals of property, plant and equipment	29	21
Other investing activities	5	314
Net cash provided by (used in) investing activities	348	(812)
FINANCING ACTIVITIES
Issuances of debt	8,530	16,373
Payments of debt	(6,783)	(15,755)
Issuances of stock	763	279
Purchases of stock for treasury	(739)	(654)
Dividends	(1,505)	(1,441)
Other financing activities	133	21
Net cash provided by (used in) financing activities	399	(1,177)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	88	(332)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	1,439	(747)
Balance at beginning of period	7,309	8,958
Balance at end of period	$8,748	$8,211
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2015.
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2016 and 2015 ended on April 1, 2016 and April 3, 2015, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Effective January 1, 2016, we transferred Coca-Cola Refreshments' ("CCR") bottling and associated supply chain operations in the United States and Canada from our North America segment to our Bottling Investments segment. Accordingly, all prior period segment information presented herein has been adjusted to reflect this change in our organizational structure.
Advertising Costs
The Company's accounting policy related to advertising costs for annual reporting purposes, as disclosed in Note 1 of our 2015 Annual Report on Form 10-K, is to expense production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred.
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
Venezuela has been designated as a hyperinflationary economy. In February 2015, the Venezuelan government announced that the two previously used currency conversion mechanisms had been merged into a single mechanism called SICAD and introduced a new open market exchange rate system, SIMADI. Management determined that the SIMADI rate was the most appropriate legally available rate and remeasured the net monetary assets of our Venezuelan subsidiary, resulting in a charge of $27 million recorded in the line item other income (loss) — net in our condensed consolidated statement of income during the three months ended April 3, 2015.

In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the three months ended April 3, 2015, as a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expected to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded a write-down of $56 million in the line item other operating charges in our condensed consolidated statement of income.
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
During the three months ended April 1, 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which should be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The official and most preferential rate is now known as DIPRO and the SICAD rate has been eliminated. The Venezuelan government also announced that the SIMADI rate would be replaced by the DICOM rate, which will be allowed to float freely and is expected to fluctuate based on supply and demand. As a result, management determined that the DICOM rate was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary. As of April 1, 2016, the combined carrying value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $140 million.
Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion. As a result of the newly announced floating DICOM rate, the Company expects to continue to record losses on foreign currency exchange, may incur additional write-downs of receivables or impairment charges and will continue to record our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and will be effective for the Company beginning January 1, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in ASU 2014-09 and has the same effective date as the original standard. The Company is currently evaluating the impact that the adoption of ASU 2014-09 and ASU 2016-08 will have on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The standard was retrospectively adopted by the Company on January 1, 2016. As a result, $96 million and $1 million of debt issuance costs at December 31, 2015, were reclassified from other assets to long-term debt and current maturities of long-term debt, respectively.
In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a consolidated statement of financial position. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments will be effective for the Company beginning January 1, 2017. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for the Company beginning January 1, 2018 and we are currently evaluating the impact that ASU 2016-01 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for the Company beginning January 1, 2019 and we are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017 and we are currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the three months ended April 1, 2016, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $688 million, which primarily related to our acquisition of Xiamen Culiangwang Beverage Technology Co., Ltd. ("China Green"), a maker of plant-based protein beverages in China, and a minority investment in CHI Limited ("CHI"), a Nigerian producer of value-added dairy and juice beverages, which is accounted for under the equity method of accounting. Under the terms of the agreement for our investment in CHI, the Company is obligated to acquire the remaining ownership interest from the existing shareowners in 2019 based on an agreed-upon formula.
During the three months ended April 3, 2015, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $603 million, which primarily included an investment in a bottling partner in Indonesia that is accounted for under the equity method of accounting. The bottling partner in Indonesia is a subsidiary of Coca-Cola Amatil Limited, an equity method investee. We also acquired the remaining outstanding shares of a bottling partner in South Africa ("South African bottler"), which was previously accounted for as an equity method investment. We remeasured our previously held equity interest in the South African bottler to fair value upon the close of the transaction and recorded a loss on the remeasurement of $19 million during the three months ended April 3, 2015. This bottler will be included in the Coca-Cola Beverages Africa Limited transaction discussed further below.
Divestitures
During the three months ended April 1, 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $291 million, primarily related to proceeds from the refranchising of certain of our territories in North America.
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
Keurig Green Mountain, Inc.
In February 2014, the Company purchased the newly issued shares in Keurig Green Mountain, Inc. ("Keurig") for approximately $1,265 million, including transaction costs of $14 million. In May 2014, the Company purchased additional shares of Keurig in the market for $302 million, which represented an additional 2 percent equity position in Keurig.

Subsequent to these purchases, the Company entered into an agreement with Credit Suisse Capital LLC ("CS") to purchase additional shares of Keurig which would increase the Company's equity position to a 16 percent interest based on the total number of issued and outstanding shares of Keurig as of May 1, 2014. Under the agreement, the Company was to purchase from CS, on a date selected by CS no later than February 2015, the lesser of (1) 6.5 million shares of Keurig or (2) the number of shares that shall cause our ownership to equal 16 percent. The purchase price per share was the average of the daily volume-weighted average price per share from May 15, 2014, to the date selected by CS, as adjusted in certain circumstances specified in the agreement. CS had exclusive ownership and control over any such shares until delivered to the Company. In February 2015, the Company purchased 6.4 million shares from CS under this agreement for a total purchase price of $830 million. As this agreement qualified as a derivative, we recognized a loss of $58 million in the line item other income (loss) — net in the condensed consolidated statement of income during the three months ended April 3, 2015. The Company recognized a cumulative loss of $47 million in the line item other income (loss) — net in the condensed consolidated statements of income over the term of the agreement. The purchases of the shares were included in the line item purchases of investments in our condensed consolidated statement of cash flows, net of any related derivative impact. The Company accounted for the investment in Keurig as an available-for-sale security, which was included in the line item other investments in our condensed consolidated balance sheet.
During the three months ended April 1, 2016, a JAB Holding Company-led investor group acquired Keurig for $92 per share. The Company received proceeds of $2,380 million, which were recorded in the line item proceeds from disposals of investments in our condensed consolidated statement of cash flows, and recorded a gain of $18 million, net of transaction costs, related to the disposal of our shares of Keurig in the line item other income (loss) — net in our condensed consolidated statements of income.
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
Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories to the respective bottlers in exchange for cash. These rights include, where applicable, the distribution rights acquired from Monster Beverage Corporation ("Monster") in 2015 for the respective territories. During the three months ended April 1, 2016 and April 3, 2015, cash proceeds from these sales totaled $277 million and $30 million, respectively. Included in the cash proceeds for the three months ended April 1, 2016 and April 3, 2015 was $105 million and $30 million, respectively, from Coca-Cola Bottling Co. Consolidated ("CCBCC"), an equity method investee. Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories.
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

We recognized noncash losses of $369 million and $21 million during the three months ended April 1, 2016 and April 3, 2015, respectively. These losses primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale and were included in the line item other income (loss) — net in our condensed consolidated statements of income. See further discussion of assets and liabilities held for sale below. We expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
Assets and Liabilities Held for Sale
North America Refranchising
As of April 1, 2016, the Company had entered into agreements to refranchise additional territories in North America. These territories met the criteria to be classified as held for sale, and we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company expects these transactions to close at various times throughout 2016.
Coca-Cola European Partners
In August 2015, the Company entered into an agreement to merge our German bottling operations with Coca-Cola Enterprises, Inc. ("CCE") and Coca-Cola Iberian Partners, S.A.U., formerly known as Coca-Cola Iberian Partners, S.A. ("CCIP"), to create Coca-Cola European Partners ("CCEP"). At closing, the Company will own 18 percent of CCEP, which we anticipate accounting for as an equity method investment based on our equity ownership percentage, our representation on CCEP's Board of Directors and other governance rights. The Boards of Directors of the Company, CCE and CCIP have approved the transaction. The proposed merger is subject to approval by CCE's shareowners, receipt of regulatory clearances and other customary conditions. The merger is expected to close in the second quarter of 2016. As a result of this agreement, our German bottling operations met the criteria to be classified as held for sale as of April 1, 2016. We were not required to record the related assets and liabilities at fair value less any costs to sell because their fair value exceeded our carrying value.
Coca-Cola Beverages Africa Limited
In November 2014, the Company, SABMiller plc, and Gutsche Family Investments entered into an agreement to combine the bottling operations of each of the parties' nonalcoholic ready-to-drink beverage businesses in Southern and East Africa. Upon completion of the proposed merger, the Company will have an ownership of 11 percent in the bottler, which will be called Coca-Cola Beverages Africa Limited. The Company will also acquire or license several brands in exchange for cash as a result of the transaction. As of April 1, 2016, our South African bottling operations and related equity method investments met the criteria to be classified as held for sale, but we were not required to record these assets and liabilities at fair value less any costs to sell because their fair value exceeded our carrying value. The Company expects the transaction to close in the second quarter of 2016, subject to regulatory approval. Based on the proposed governance structure, the Company expects to account for its resulting interest in the new entity as an equity method investment.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheets (in millions):

	April 1, 2016		December 31, 2015
Cash, cash equivalents and short-term investments	$116		$143
Trade accounts receivable, less allowances	425		485
Inventories	282		276
Prepaid expenses and other assets	82		83
Equity method investments	93		92
Other assets	27		25
Property, plant and equipment — net	1,980		2,021
Bottlers' franchise rights with indefinite lives	961		1,020
Goodwill	389		333
Other intangible assets	56		115
Allowance for reduction of assets held for sale	(625)		(693)
Total assets	$3,786	[1]	$3,900	[3]
Accounts payable and accrued expenses	$808		$712
Current maturities of long-term debt	21		12
Accrued income taxes	4		4
Long-term debt	81		74
Other liabilities	102		79
Deferred income taxes	226		252
Total liabilities	$1,242	[2]	$1,133	[4]
1 Consists of total assets relating to CCEP of $3,048 million, North America refranchising of $329 million, Coca-Cola Beverages Africa Limited of $390 million and other assets held for sale of $19 million, which are included in the Bottling Investments, Eurasia and Africa, and Corporate operating segments.

[2]
Consists of total liabilities relating to CCEP of $1,084 million, North America refranchising of $82 million and Coca-Cola Beverages Africa Limited of $76 million, which are included in the Bottling Investments and Eurasia and Africa operating segments.

3 Consists of total assets relating to CCEP of $2,894 million, North America refranchising of $589 million, Coca-Cola Beverages Africa Limited of $398 million and other assets held for sale of $19 million, which are included in the Bottling Investments, Eurasia and Africa, and Corporate operating segments.

[4]
Consists of total liabilities relating to CCEP of $924 million, North America refranchising of $123 million and Coca-Cola Beverages Africa Limited of $86 million, which are included in the Bottling Investments and Eurasia and Africa operating segments.

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

Trading Securities
As of April 1, 2016 and December 31, 2015, our trading securities had a fair value of $353 million and $322 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $23 million and $19 million as of April 1, 2016 and December 31, 2015, respectively.
The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	April 1, 2016	December 31, 2015
Marketable securities	$256	$229
Other assets	97	93
Total trading securities	$353	$322
Available-for-Sale and Held-to-Maturity Securities
As of April 1, 2016 and December 31, 2015, the Company did not have any held-to-maturity securities. As of April 1, 2016, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$1,240	$483	$(49)	$1,674
Debt securities	4,275	99	(30)	4,344
Total	$5,515	$582	$(79)	$6,018
1 Refer to Note 13 for additional information related to the estimated fair value.
As of December 31, 2015, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$3,573	$485	$(84)	$3,974
Debt securities	4,593	64	(25)	4,632
Total	$8,166	$549	$(109)	$8,606
1 Refer to Note 13 for additional information related to the estimated fair value.
The sale and/or maturity of available-for-sale securities resulted in the following realized activity (in millions):

	Three Months Ended
	April 1, 2016	April 3, 2015
Gross gains	$100	$34
Gross losses	(30)	(7)
Proceeds	4,516	1,442
As of April 1, 2016 and December 31, 2015, the Company had investments classified as available-for-sale in which our cost basis exceeded the fair value of our investment. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.

The Company uses two of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captives are required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of April 1, 2016 and December 31, 2015, the Company's available-for-sale securities included solvency capital funds of $873 million and $804 million, respectively.
The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	April 1, 2016	December 31, 2015
Cash and cash equivalents	$802	$361
Marketable securities	3,204	4,040
Other investments	1,002	3,280
Other assets	1,010	925
Total available-for-sale securities	$6,018	$8,606
The contractual maturities of these available-for-sale securities as of April 1, 2016 were as follows (in millions):

	Cost	Fair Value
Within 1 year	$2,109	$2,110
After 1 year through 5 years	1,744	1,790
After 5 years through 10 years	122	133
After 10 years	300	311
Equity securities	1,240	1,674
Total available-for-sale securities	$5,515	$6,018
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of April 1, 2016 and December 31, 2015. Our cost method investments had a carrying value of $184 million and $190 million as of April 1, 2016 and December 31, 2015, respectively.
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

	April 1, 2016	December 31, 2015
Raw materials and packaging	$1,629	$1,564
Finished goods	1,117	1,032
Other	306	306
Total inventories	$3,052	$2,902

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

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	April 1, 2016	December 31, 2015
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$423	$572
Foreign currency contracts	Other assets	153	246
Commodity contracts	Prepaid expenses and other assets	1	1
Interest rate contracts	Prepaid expenses and other assets	15	20
Interest rate contracts	Other assets	203	62
Total assets		$795	$901
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$297	$51
Foreign currency contracts	Other liabilities	82	75
Interest rate contracts	Accounts payable and accrued expenses	145	53
Interest rate contracts	Other liabilities	128	231
Total liabilities		$652	$410
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
2 Refer to Note 13 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	April 1, 2016	December 31, 2015
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$254	$105
Foreign currency contracts	Other assets	10	241
Commodity contracts	Prepaid expenses and other assets	5	2
Commodity contracts	Other assets	4	1
Other derivative instruments	Prepaid expenses and other assets	38	17
Other derivative instruments	Other assets	4	3
Total assets		$315	$369
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$75	$59
Foreign currency contracts	Other liabilities	7	9
Commodity contracts	Accounts payable and accrued expenses	106	154
Commodity contracts	Other liabilities	4	19
Interest rate contracts	Other liabilities	1	1
Other derivative instruments	Accounts payable and accrued expenses	2	5
Other derivative instruments	Other liabilities	2	2
Total liabilities		$197	$249
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
2 Refer to Note 13 for additional information related to the estimated fair value.

Credit Risk Associated with Derivatives
We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures regularly and review any downgrade in credit rating immediately. If a downgrade in the credit rating of a counterparty were to occur, we have provisions requiring cash collateral for substantially all of our transactions. To mitigate presettlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. In addition, the Company's master netting agreements reduce credit risk by permitting the Company to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of counterparty default to be minimal.
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $9,287 million and $10,383 million as of April 1, 2016 and December 31, 2015, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of the foreign currency denominated debt due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. During the three months ended April 3, 2015, the Company discontinued the cash flow hedge relationships related to swaps that had a notional amount of $2,590 million. Upon discontinuance, the Company recognized a loss of $92 million in other comprehensive income ("OCI"), which will be reclassified from AOCI into interest expense over the remaining life of the debt, a weighted-average period of approximately 10 years. The Company did not discontinue any cash flow hedging relationships during the three months ended April 1, 2016. During the year ended December 31, 2015, the Company entered into new cross-currency swaps, which had a notional value of $566 million as of April 1, 2016 and December 31, 2015.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for the Company's commodity cash flow hedging program were $6 million and $8 million as of April 1, 2016 and December 31, 2015, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $3,894 million and $3,328 million as of April 1, 2016 and December 31, 2015, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended April 1, 2016 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(346)	Net operating revenues	$140	$—	[1,2]
Foreign currency contracts	(24)	Cost of goods sold	20	—	[1,2]
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	42	Other income (loss) — net	43	—
Interest rate contracts	(157)	Interest expense	(2)	—
Total	$(485)		$199	$—
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
As of April 1, 2016, the Company estimates that it will reclassify into earnings during the next 12 months $472 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of April 1, 2016, such adjustments had cumulatively increased the carrying value of our long-term debt by $192 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $8,227 million and $7,963 million as of April 1, 2016 and December 31, 2015, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $1,744 million and $2,159 million as of April 1, 2016 and December 31, 2015, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended April 1, 2016 and April 3, 2015 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Three Months Ended
		April 1, 2016	April 3, 2015
Interest rate contracts	Interest expense	$306	$29
Fixed-rate debt	Interest expense	(277)	(19)
Net impact to interest expense		$29	$10
Foreign currency contracts	Other income (loss) — net	$51	$112
Available-for-sale securities	Other income (loss) — net	(58)	(118)
Net impact to other income (loss) — net		$(7)	$(6)
Net impact of fair value hedging instruments		$22	$4
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended
	April 1, 2016	December 31, 2015	April 1, 2016	April 3, 2015
Foreign currency denominated debt	$11,095	$10,912	$(521)	$74
Foreign currency contracts	1,000	1,347	(145)	424
Total	$12,095	$12,259	$(666)	$498
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI into earnings during the three months ended April 1, 2016 and April 3, 2015. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended April 1, 2016 and April 3, 2015. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statements of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,118 million and $3,605 million as of April 1, 2016 and December 31, 2015, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $915 million and $893 million as of April 1, 2016 and December 31, 2015, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	April 1, 2016	April 3, 2015
Foreign currency contracts	Net operating revenues	$(25)	$9
Foreign currency contracts	Cost of goods sold	(3)	—
Foreign currency contracts	Other income (loss) — net	(62)	(17)
Commodity contracts	Net operating revenues	(1)	(3)
Commodity contracts	Cost of goods sold	23	(24)
Commodity contracts	Selling, general and administrative expenses	(2)	(5)
Other derivative instruments	Selling, general and administrative expenses	8	—
Other derivative instruments	Other income (loss) — net	(10)	(68)
Total		$(72)	$(108)
NOTE 6: COMMITMENTS AND CONTINGENCIES
Guarantees
As of April 1, 2016, we were contingently liable for guarantees of indebtedness owed by third parties of $563 million, of which $262 million related to variable interest entities. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Tax Audits
The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note 12.
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
The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 2, 2016. The trial date has not yet been set. The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of its tax reserves. The Company believes that the final adjudication of this matter will not have a material impact on its consolidated financial position, results of operations or cash flows and that it has adequate tax reserves for all tax matters. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest, and any potential penalties could have a material adverse impact on the Company's financial position, results of operations or cash flows.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $570 million and $560 million as of April 1, 2016 and December 31, 2015, respectively.
NOTE 7: COMPREHENSIVE INCOME
AOCI attributable to shareowners of The Coca-Cola Company is separately presented in our condensed consolidated balance sheets as a component of The Coca-Cola Company's shareowners' equity, which also includes our proportionate share of equity method investees' AOCI. OCI attributable to noncontrolling interests is allocated to, and included in, our condensed consolidated balance sheets as part of the line item equity attributable to noncontrolling interests.
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following (in millions):

	April 1, 2016	December 31, 2015
Foreign currency translation adjustment	$(9,438)	$(9,167)
Accumulated derivative net gains (losses)	269	696
Unrealized net gains (losses) on available-for-sale securities	340	288
Adjustments to pension and other benefit liabilities	(1,960)	(1,991)
Accumulated other comprehensive income (loss)	$(10,789)	$(10,174)

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Three Months Ended April 1, 2016
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$1,483	$10	$1,493
Other comprehensive income:
Net foreign currency translation adjustment	(271)	(6)	(277)
Net gain (loss) on derivatives[1]	(427)	—	(427)
Net unrealized gain (loss) on available-for-sale securities[2]	52	—	52
Net change in pension and other benefit liabilities	31	—	31
Total comprehensive income	$868	$4	$872
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
The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended April 1, 2016	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$34	$106	$140
Unrealized gains (losses) on net investment hedges arising during the period	(666)	255	(411)
Net foreign currency translation adjustments	(632)	361	(271)
Derivatives:
Unrealized gains (losses) arising during the period	(485)	182	(303)
Reclassification adjustments recognized in net income	(199)	75	(124)
Net gain (loss) on derivatives[1]	(684)	257	(427)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	133	(28)	105
Reclassification adjustments recognized in net income	(70)	17	(53)
Net change in unrealized gain (loss) on available-for-sale securities[2]	63	(11)	52
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	6	(3)	3
Reclassification adjustments recognized in net income	43	(15)	28
Net change in pension and other benefit liabilities[3]	49	(18)	31
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(1,204)	$589	$(615)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 11 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended April 3, 2015	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(1,439)	$(90)	$(1,529)
Reclassification adjustments recognized in net income	63	(14)	49
Net foreign currency translation adjustments	(1,376)	(104)	(1,480)
Derivatives:
Unrealized gains (losses) arising during the period	669	(256)	413
Reclassification adjustments recognized in net income	(127)	48	(79)
Net gain (loss) on derivatives[1]	542	(208)	334
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(312)	120	(192)
Reclassification adjustments recognized in net income	(27)	8	(19)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(339)	128	(211)
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	52	(17)	35
Reclassification adjustments recognized in net income	47	(17)	30
Net change in pension and other benefit liabilities[3]	99	(34)	65
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(1,074)	$(218)	$(1,292)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 11 for additional information related to the Company's pension and other postretirement benefit liabilities.
The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded during the three months ended April 1, 2016 (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended April 1, 2016
Derivatives:
Foreign currency contracts	Net operating revenues	$(140)
Foreign currency contracts	Cost of goods sold	(20)
Foreign currency contracts	Other income (loss) — net	(43)
Foreign currency and interest rate contracts	Interest expense	4
	Income before income taxes	(199)
	Income taxes	75
	Consolidated net income	$(124)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$(70)
	Income before income taxes	(70)
	Income taxes	17
	Consolidated net income	$(53)
Pension and other benefit liabilities:
Recognized net actuarial loss (gain)	*	$48
Recognized prior service cost (credit)	*	(5)
	Income before income taxes	43
	Income taxes	(15)
	Consolidated net income	$28

*
This component of AOCI is included in the Company's computation of net periodic benefit cost and is not reclassified out of AOCI into a single line item in our condensed consolidated statements of income in its entirety. Refer to Note 11 for additional information.

NOTE 8: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2015	$25,764	$65,018	$(10,174)	$1,760	$14,016	$(45,066)	$210
Comprehensive income (loss)	872	1,483	(615)	—	—	—	4
Dividends paid/payable to shareowners of The Coca-Cola Company	(1,516)	(1,516)	—	—	—	—	—
Dividends paid to noncontrolling interests	(1)	—	—	—	—	—	(1)
Purchases of treasury stock	(956)	—	—	—	—	(956)	—
Impact related to stock compensation plans	964	—	—	—	491	473	—
Other activities	2	—	—	—	—	—	2
April 1, 2016	$25,129	$64,985	$(10,789)	$1,760	$14,507	$(45,549)	$215
NOTE 9: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended April 1, 2016, the Company recorded other operating charges of $311 million. These charges primarily consisted of $63 million due to the Company's productivity and reinvestment program and $199 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $45 million related to costs incurred to refranchise our North America bottling territories. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout the North America bottling system. Refer to Note 10 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 14 for the impact these charges had on our operating segments.
During the three months ended April 3, 2015, the Company incurred other operating charges of $233 million. These charges consisted of $90 million due to the Company's productivity and reinvestment program and $35 million due to the integration of our German bottling operations. In addition, the Company incurred a charge of $108 million due to the write-down of receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to changes in exchange rates as a result of the establishment of the new open market exchange system. Refer to Note 10 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 1 for additional information on the Venezuelan currency conversion mechanisms. Refer to Note 14 for the impact these charges had on our operating segments.
Other Nonoperating Items
Interest Expense
During the three months ended April 3, 2015, the Company recorded charges of $320 million due to the early extinguishment of certain long-term debt. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. Refer to Note 14 for the impact this charge had on our operating segments.
Equity Income (Loss) — Net
During the three months ended April 1, 2016 and April 3, 2015, the Company recorded net charges of $3 million and $73 million, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to changes in the Venezuelan bolivar exchange rates. Refer to Note 14 for the impact these items had on our operating segments.

Other Income (Loss) — Net
During the three months ended April 1, 2016, the Company recognized noncash losses of $369 million due to the refranchising of certain territories in North America, partially offset by a gain of $18 million, net of transaction costs, resulting from the Company's disposal of its investment in Keurig. Refer to Note 2 for additional information on the North America refranchising and Keurig investment disposal. Refer to Note 14 for the impact these items had on our operating segments.
During the three months ended April 3, 2015, the Company recognized noncash losses of $21 million due to the refranchising of certain territories in North America, $19 million as a result of the remeasurement of our previously held equity interest in a South African bottler to fair value upon our acquisition of the bottling operations, and $6 million as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest at an exercise price less than that of our carrying value. The Company recognized a foreign currency exchange gain of $80 million associated with our euro-denominated debt partially offset by a charge of $27 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. Refer to Note 2 for more information related to the North America refranchising and the acquisition of the South African bottler. Refer to Note 1 for more information related to the charge due to the remeasurement in Venezuela. Refer to Note 14 for the impact these charges had on our operating segments.
NOTE 10: PRODUCTIVITY, INTEGRATION AND RESTRUCTURING INITIATIVES
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
The Company has incurred total pretax expenses of $2,119 million related to this program since it commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 14 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended April 1, 2016 (in millions):

	Accrued Balance December 31, 2015	Costs Incurred Three Months Ended April 1, 2016	Payments	Noncash and Exchange	Accrued Balance April 1, 2016
Severance pay and benefits	$144	$12	$(47)	$(5)	$104
Outside services	8	4	(6)	1	7
Other direct costs	52	47	(38)	(39)	22
Total	$204	$63	$(91)	$(43)	$133

Integration of Our German Bottling Operations
In 2008, the Company began the integration of our German bottling operations acquired in 2007. The Company incurred expenses of $199 million related to this initiative during the three months ended April 1, 2016, and has incurred total pretax expenses of $1,326 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $226 million and $122 million accrued related to these integration costs as of April 1, 2016 and December 31, 2015, respectively.
We are currently reviewing additional restructuring opportunities within the German bottling operations, which if implemented will result in additional charges in future periods. However, as of April 1, 2016, the Company had not finalized any additional plans. Our German bottling operations are classified as held for sale. Refer to Note 2.
NOTE 11: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Service cost	$59	$67	$5	$7
Interest cost	80	95	8	9
Expected return on plan assets	(164)	(177)	(3)	(3)
Amortization of prior service cost (credit)	—	—	(5)	(5)
Amortization of net actuarial loss	46	49	2	3
Net periodic benefit cost (credit)	$21	$34	$7	$11
Special termination benefits[1]	8	—	—	—
Total cost (credit) recognized in statements of income	$29	$34	$7	$11
1 The special termination benefits were primarily related to the Company's productivity, restructuring and integration initiatives. Refer to Note 10 for additional information related to our productivity, restructuring and integration initiatives.
During the three months ended April 1, 2016, the Company contributed $493 million to our pension plans, and we anticipate making additional contributions of approximately $27 million during the remainder of 2016. The Company contributed $78 million to our pension plans during the three months ended April 3, 2015.
NOTE 12: INCOME TAXES
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
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2016 is 22.5 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 6.
The Company recorded income tax expense of $401 million (21.2 percent effective tax rate) and $415 million (20.9 percent effective tax rate) during the three months ended April 1, 2016 and April 3, 2015, respectively.

The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended
	April 1, 2016		April 3, 2015
Productivity and reinvestment program	$(21)	[1]	$(42)	[1]
Other productivity, integration and restructuring initiatives	—	[2]	—	[2]
Transaction gains and losses	(143)	[3]	(10)	[4]
Certain tax matters	(6)	[5]	(16)	[6]
Other — net	(1)	[7]	(130)	[8]

[1]
Related to charges of $63 million and $90 million during the three months ended April 1, 2016 and April 3, 2015, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 9 and Note 10.

[2]
Related to charges of $199 million and $35 million during the three months ended April 1, 2016 and April 3, 2015, respectively. These charges were due to the integration of our German bottling operations. Refer to Note 9 and Note 10.

[3]
Related to net charges of $397 million primarily related to $369 million of noncash losses due to the refranchising of certain territories in North America and $45 million related to costs incurred to refranchise our North America bottling territories, partially offset by an $18 million gain, net of transaction costs, related to the disposal of our investment in Keurig. Refer to Note 2 and Note 9.

[4]
Related to charges of $46 million that consisted of $21 million of charges due to the refranchising of certain territories in North America, a $6 million additional charge related to the sale of a portion of our equity investment in a Brazilian bottling entity and a $19 million charge related to the remeasurement of our equity interest in a South African bottler to fair value. Refer to Note 2 and Note 9.

[5]
Primarily related to amounts required to be recorded as a result of a tax rate change in Japan and for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[6]
Primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[7]
Related to charges of $6 million that consisted of $3 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and $3 million due to tax litigation expense and costs associated with restructuring and transitioning the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 9.

[8]
Related to charges of $528 million that consisted of $320 million associated with the early extinguishment of long-term debt, $27 million due to the remeasurement of the net monetary assets of our Venezeulan subsidiary into U.S. dollars using the SIMADI exchange rate, $108 million due to the write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark, and $73 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 9.

The Company evaluates the recoverability of our deferred tax assets in accordance with U.S. GAAP. We perform our recoverability tests on a quarterly basis, or more frequently, to determine whether it is more likely than not that any of our deferred tax assets will not be realized within their life cycle based on the available evidence. The Company's deferred tax valuation allowances are primarily a result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards from operations in various jurisdictions.
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
Investments in Trading and Available-for-Sale Securities
The fair values of our investments in trading and available-for-sale securities using quoted market prices from daily exchange traded markets are based on the closing price as of the balance sheet date and are classified as Level 1. The fair values of our investments in trading and available-for-sale securities classified as Level 2 are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. Inputs into these valuation techniques include actual trade data, benchmark yields, broker/dealer quotes and other similar data. These inputs are obtained from quoted market prices, independent pricing vendors or other sources.
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
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of April 1, 2016 (in millions):

	Level 1	Level 2	Level 3		Other[4]	Netting Adjustment[5]		Fair Value Measurements
Assets:
Trading securities[1]	$185	$105	$3		$60	$—		$353
Available-for-sale securities[1]	1,670	4,210	138	[3]	—	—		6,018
Derivatives[2]	2	1,108	—		—	(720)	[6]	390	[7]
Total assets	$1,857	$5,423	$141		$60	$(720)		$6,761
Liabilities:
Derivatives[2]	$21	$828	$—		$—	$(570)		$279	[7]
Total liabilities	$21	$828	$—		$—	$(570)		$279

[1]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.
2 Refer to Note 5 for additional information related to the composition of our derivative portfolio.
3 Primarily related to long-term debt securities that mature in 2018.

[4]
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 3.

5 Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. There are no amounts subject to legally enforceable master netting agreements that management has chosen not to offset or that do not meet the offsetting requirements. Refer to Note 5.
6 The Company is obligated to return $168 million in cash collateral it has netted against its net asset derivative position.

[7]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheets as follows:$16 million in the line item prepaid expenses and other assets; $374 million in the line item other assets; $55 million in the line item accounts payable and accrued expenses; and $224 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in millions):

	Level 1	Level 2	Level 3		Other[4]	Netting Adjustment[5]		Fair Value Measurements
Assets:
Trading securities[1]	$183	$101	$2		$36	$—		$322
Available-for-sale securities[1]	3,913	4,574	119	[3]	—	—		8,606
Derivatives[2]	2	1,268	—		—	(638)	[6]	632	[8]
Total assets	$4,098	$5,943	$121		$36	$(638)		$9,560
Liabilities:
Derivatives[2]	$24	$635	$—		$—	$(488)	[7]	$171	[8]
Total liabilities	$24	$635	$—		$—	$(488)		$171

[1]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.
2 Refer to Note 5 for additional information related to the composition of our derivative portfolio.
3 Primarily related to long-term debt securities that mature in 2018.

[4]
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 3.

5 Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. There are no amounts subject to legally enforceable master netting agreements that management has chosen not to offset or that do not meet the offsetting requirements. Refer to Note 5.
6 The Company is obligated to return $184 million in cash collateral it has netted against its derivative position.

[7]	The Company has the right to reclaim $17 million in cash collateral it has netted against its derivative position.

[8]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheets as follows: $79 million in the line item prepaid expenses and other assets; $553 million in the line item other assets; and $171 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three months ended April 1, 2016 and April 3, 2015.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended April 1, 2016 and April 3, 2015.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The gains or losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended
	April 1, 2016	April 3, 2015
Assets held for sale[1]	$(315)	$(23)
Intangible assets	—	(52)	[2]
Investment in formerly unconsolidated subsidiary	—	(19)	[3]
Valuation of shares in equity method investee	—	(6)	[4]
Total	$(315)	$(100)

[1]
The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. These losses primarily related to refranchising activities in North America, which were calculated based on Level 3 inputs. Refer to Note 2.

[2]
The Company recognized a loss of $52 million during the three months ended April 3, 2015 due to an impairment charge on a Venezuelan trademark. The charge was primarily determined by comparing the fair value of the assets to the current carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 1 and Note 9.

[3]
The Company recognized a loss of $19 million on our previously held investment in a South African bottler, which had been accounted for under the equity method of accounting prior to our acquisition of the bottler in February 2015. U.S. GAAP requires the acquirer to remeasure its previously held noncontrolling equity interest in the acquired entity to fair value as of the acquisition date and recognize any gains or losses in earnings. The Company remeasured our equity interest in the South African bottler based on Level 3 inputs. Refer to Note 2 and Note 9.

[4]
The Company recognized a loss of $6 million as a result of the owners of the majority interest in a Brazilian bottling entity exercising their option to acquire from us a 10 percent interest in the entity's outstanding shares. The exercise price was lower than our carrying value. This loss was determined using Level 3 inputs. Refer to Note 9.

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of April 1, 2016, the carrying amount and fair value of our long-term debt, including the current portion, were $31,946 million and $32,353 million, respectively. As of December 31, 2015, the carrying amount and fair value of our long-term debt, including the current portion, were $30,987 million and $31,308 million, respectively.
NOTE 14: OPERATING SEGMENTS
Effective January 1, 2016, we transferred CCR's bottling and associated supply chain operations in the United States and Canada from our North America segment to our Bottling Investments segment. Accordingly, all prior period segment information presented herein has been adjusted to reflect this change in our organizational structure.
Information about our Company's operations as of and for the three months ended April 1, 2016 and April 3, 2015 by operating segment is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2016
Net operating revenues:
Third party	$540	$1,069	$917	$1,421	$1,102	$5,251	$(18)	$—	$10,282
Intersegment	6	135	18	943	133	41	3	(1,279)	—
Total net revenues	546	1,204	935	2,364	1,235	5,292	(15)	(1,279)	10,282
Operating income (loss)	236	691	523	581	551	(118)	(323)	—	2,141
Income (loss) before income taxes	246	704	518	580	554	(432)	(276)	—	1,894
Identifiable operating assets	1,147	3,169	2,108	16,776	2,178	22,266	29,823	—	77,467
Noncurrent investments	1,275	81	692	106	160	8,170	3,312	—	13,796
2015
Net operating revenues:
Third party	$638	$1,068	$1,047	$1,276	$1,156	$5,486	$40	$—	$10,711
Intersegment	—	144	19	1,041	129	45	—	(1,378)	—
Total net revenues	638	1,212	1,066	2,317	1,285	5,531	40	(1,378)	10,711
Operating income (loss)	279	716	578	535	544	(10)	(346)	—	2,296
Income (loss) before income taxes	286	724	588	532	548	(46)	(651)	—	1,981
Identifiable operating assets	1,298	3,211	2,215	17,103	1,794	23,312	28,101	—	77,034
Noncurrent investments	1,113	88	684	36	158	8,732	3,084	—	13,895
As of December 31, 2015
Identifiable operating assets	$1,148	$3,008	$1,627	$16,396	$1,639	$22,688	$27,702	$—	$74,208
Noncurrent investments	1,061	77	657	107	158	8,084	5,644	—	15,788
During the three months ended April 1, 2016, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Europe, $31 million for North America, $1 million for Asia Pacific, $220 million for Bottling Investments and $7 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $1 million for Eurasia and Africa due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 9 and Note 10 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by $45 million for Bottling Investments due to costs incurred to refranchise our North America bottling territories. Refer to Note 9.

•
Income (loss) before income taxes was reduced by $3 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 9.

•	Income (loss) before income taxes was reduced by $369 million for Bottling Investments primarily due to the refranchising of certain territories in North America. Refer to Note 2 and Note 9.

•	Income (loss) before income taxes was increased by $18 million for Corporate as a result of the disposal of our investment in Keurig. Refer to Note 2.
During the three months ended April 3, 2015, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $12 million for Eurasia and Africa, $42 million for North America, $67 million for Bottling Investments and $20 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $11 million for Europe and $5 million for Asia Pacific due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 9 and Note 10.

•
Income (loss) before income taxes was reduced by $1 million for Europe and $72 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 9.

•	Income (loss) before income taxes was reduced by $21 million for Bottling Investments due to the refranchising of certain territories in North America. Refer to Note 2 and Note 9.

•	Income (loss) before income taxes was reduced by $320 million for Corporate due to charges the Company recognized on the early extinguishment of debt. Refer to Note 9.

•
Income (loss) before income taxes was reduced by $33 million for Latin America and $102 million for Corporate due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SIMADI exchange rate, an impairment of a Venezuelan trademark and a write-down the Company recorded on receivables from our bottling partner in Venezuela. Refer to Note 1 and Note 9.

•
Income (loss) before income taxes was reduced by $19 million for Corporate as a result of the remeasurement of our previously held equity interest in a South African bottler to fair value upon our acquisition of the bottling operations. Refer to Note 2 and Note 9.

•
Income (loss) before income taxes was reduced by $6 million for Corporate as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest at an exercise price less than that of our carrying value. Refer to Note 9.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015. As a result, management must make numerous assumptions that involve a significant amount of judgment when performing recoverability and impairment tests of noncurrent assets in various regions around the world.
We perform recoverability and impairment tests of noncurrent assets in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). For certain assets, recoverability and/or impairment tests are required only when conditions exist that indicate the carrying value may not be recoverable. For other assets, impairment tests are required at least annually, or more frequently if events or circumstances indicate that an asset may be impaired.
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

Investments in Equity and Debt Securities
Investments classified as trading securities are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. We review our investments in equity and debt securities that are accounted for using the equity method or cost method or that are classified as available-for-sale or held-to-maturity each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the estimated fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies, including discounted cash flows, estimates of sales proceeds, and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value.
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
The following table presents the difference between estimated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

April 1, 2016	Estimated Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$4,690	$1,686	$3,004
Monster Beverage Corporation	4,583	3,144	1,439
Coca-Cola HBC AG	1,712	1,195	517
Coca-Cola Amatil Limited	1,483	712	771
Coca-Cola İçecek A.Ş.	694	198	496
Coca-Cola East Japan Co., Ltd.	622	477	145
Embotelladora Andina S.A.	406	286	120
Coca-Cola Bottling Co. Consolidated	404	107	297
Corporación Lindley S.A.	200	79	121
Total	$14,794	$7,884	$6,910
As of April 1, 2016, gross unrealized gains and losses on available-for-sale securities were $582 million and $79 million, respectively. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
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

Management's assessments of the recoverability and impairment tests of intangible assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties, and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of definite-lived intangible assets are consistent with those we use in our internal planning. When performing impairment tests of indefinite-lived intangible assets, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions exist in future periods, future impairment charges could result. Refer to the heading "Operations Review" below for additional information related to our present business environment. Certain factors discussed above are impacted by our current business environment and are discussed throughout this report, as appropriate.
Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with U.S. GAAP, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, our Company may recognize an impairment of an intangible asset in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts.
The Company did not record any significant impairment charges related to intangible assets during the three months ended April 1, 2016. During the three months ended April 3, 2015, the Company recorded a charge of $52 million related to the impairment of a Venezuelan trademark recorded in our Corporate operating segment in the line item other operating charges in our condensed consolidated statement of income. The impairment was due to the Company's revised expectations regarding the convertibility of the local currency. The charge was determined by comparing the fair value of the trademark, derived using a discounted cash flow analysis, to the current carrying value.
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

As of April 1, 2016, we did not have any reporting unit with a material amount of goodwill for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen or our current financial projections are not achieved, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. On June 7, 2007, our Company acquired Energy Brands Inc., also known as glacéau, for approximately $4.1 billion. The Company allocated $3.3 billion of the purchase price to various trademarks acquired in this business combination. On June 12, 2015, the Company closed a transaction with Monster Beverage Corporation ("Monster"). Under the terms of the transaction, the Company is required to discontinue selling energy products under one of the trademarks included in the glacéau portfolio. During the year ended December 31, 2015, the Company recognized impairment charges of $418 million, primarily as a result of discontinuing these products. The total combined fair value of the various trademarks in the glacéau portfolio significantly exceeds the remaining combined carrying value of $2.9 billion as of April 1, 2016. However, the fair value of one of the individual trademarks in the portfolio currently equals its carrying value. If the future operating results of this trademark do not support the current financial projections, or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge related to this trademark. Management will continue to monitor the fair value of our intangible assets in future periods.
OPERATIONS REVIEW
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Our organizational structure as of April 1, 2016, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. Effective January 1, 2016, we transferred Coca-Cola Refreshments' ("CCR") bottling and associated supply chain operations in the United States and Canada from our North America segment to our Bottling Investments segment. Accordingly, all prior period segment information presented herein has been adjusted to reflect this change in our organizational structure. For further information regarding our operating segments, refer to Note 14 of Notes to Condensed Consolidated Financial Statements.
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
Our Bottling Investments operating segment and our other finished product operations typically generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these consolidated finished product operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate to the authorized unconsolidated bottling and canning operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (concentrate sales volume or unit case volume, as appropriate), (2) acquisitions and divestitures (including structural changes defined below), as applicable, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues" below.

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
In 2016, the Company changed our funding arrangement with our bottling partners in China, which resulted in a reduction in net revenues with an offsetting reduction in direct marketing expense. The impact of the change in the arrangement has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for our Asia Pacific operating segment.
In 2016 and 2015, the Company continued to refranchise territories in North America that were previously managed by CCR to certain of our unconsolidated bottling partners. The impact of these refranchising activities has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for our North America and Bottling Investments operating segments. In addition, for non-Company-owned and licensed beverage products sold in the refranchised territories, we have eliminated the unit case volume and associated concentrate sales from the base year when calculating 2016 versus 2015 volume growth rates on a consolidated basis as well as for the Bottling Investments operating segment. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
In 2015, the Company closed a transaction with Monster ("Monster Transaction"), which has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for the Eurasia and Africa, Europe, Latin America, North America, Asia Pacific, Bottling Investments and Corporate operating segments. This transaction consisted of multiple elements including, but not limited to, the acquisition of Monster’s non-energy brands and the expansion of our distribution territories for Monster's energy brands. These elements of the transaction impacted the Company’s unit case sales volume and concentrate sales volume and therefore, in addition to being included as a structural change (a component of acquisitions and divestitures), they are also considered acquired brands.
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
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases and powders (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, the number of days in a reporting period, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates or syrups, may give rise to differences between unit case volume and concentrate sales volume growth rates.
Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2016 versus 2015
	Three Months Ended April 1, 2016
	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	2%	1%
Eurasia & Africa	—%	(4)%	[5]
Europe	(1)	(1)
Latin America	1	1
North America	2	—	[6]
Asia Pacific	5	6
Bottling Investments	(4)	N/A
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
4 Concentrate sales volume represents the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2016 had one less day when compared to the first quarter of 2015, and the fourth quarter of 2016 will have two additional days when compared to the fourth quarter of 2015.

[5]	After considering the impact of structural changes, concentrate sales volume for Eurasia and Africa for the three months ended April 1, 2016 declined 2 percent.

[6]	After considering the impact of structural changes, concentrate sales volume for North America for the three months ended April 1, 2016 declined 1 percent.

Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is a measure of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The number of unit cases sold in 2016 and 2015 in our geographic and Bottling Investments operating segments does not include licensed beverage brands that are no longer sold as a result of certain structural changes, primarily related to North America refranchising. The Company eliminated the unit case volume related to these structural changes from the base year, where applicable, when calculating the volume growth rates. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above.
Three Months Ended April 1, 2016 versus Three Months Ended April 3, 2015
In Eurasia and Africa, unit case volume was even, reflecting growth of 5 percent in still beverages offset by a decline of 2 percent in sparkling beverages. The group's decline in sparkling beverages reflected a decline of 2 percent in Trademark Coca-Cola partially offset by 4 percent growth in Trademark Sprite. Growth in still beverages included an 11 percent increase in packaged water and a 2 percent increase in teas, partially offset by a decline of 1 percent in juices and juice drinks. Eurasia and Africa benefited from unit case volume growth of 4 percent in the Central, East & West Africa business unit, reflecting sparkling beverage growth of 2 percent and double-digit still beverage growth. The group's Southern Africa business unit reported 2 percent unit case volume growth, reflecting 2 percent growth in sparkling beverages and 5 percent growth in still beverages. The growth in these business units was partially offset by a 7 percent decline in unit case volume in the Russia, Ukraine & Belarus business unit.
Unit case volume in Europe declined 1 percent. The group's unit case volume in sparkling beverages decreased 1 percent, partially offset by growth in still beverage unit case volume of 3 percent. The decline in sparkling beverages reflected a decline of 3 percent in Trademark Coca-Cola, partially offset by 3 percent growth in Trademark Fanta. Growth in still beverages was driven by packaged water, teas and sports drinks.
In Latin America, unit case volume increased 1 percent, reflecting even volume in sparkling beverages and still beverage volume growth of 5 percent. The growth in still beverages was led by our performance in juices and juice drinks and packaged water. The group reported volume growth of 3 percent in the Latin Center business unit, reflecting 3 percent growth in sparkling beverages and 2 percent growth in still beverages. Mexico unit case volume increased 5 percent, reflecting sparkling beverage growth of 5 percent, led by 4 percent growth in Trademark Coca-Cola. The growth in the Latin Center and Mexico business units was partially offset by a unit case volume decline of 6 percent in the Brazil business unit.
Unit case volume in North America grew 2 percent, reflecting an increase in still beverages of 5 percent and even sparkling beverage volume. The sparkling beverage volume performance reflected a 7 percent decline in Diet Coke, partially offset by double-digit growth in energy drinks, 4 percent growth in Trademark Fanta and 2 percent growth in Trademark Sprite. The increase in still beverage volume reflected strong performance in packaged water, sports drinks and teas.
In Asia Pacific, unit case volume increased 5 percent. Sparkling beverages grew 1 percent, including 3 percent growth in Trademark Coca-Cola and 2 percent growth in Trademark Fanta, partially offset by a decline of 6 percent in Trademark Sprite. The group's still beverage volume increased 11 percent, primarily reflecting growth in packaged water, teas and coffee, partially offset by a decline in juices and juice drinks. Unit case volume in India grew 11 percent and Japan reported unit case volume growth of 4 percent, led by growth in packaged water, teas and coffee. The growth in India and Japan was partially offset by a unit case volume decline of 2 percent in China.
Unit case volume for Bottling Investments declined 4 percent. This decrease primarily reflects the decline in China as well as a decline in CCR's unit case volume of 11 percent, partially offset by the growth in India and 1 percent growth in Germany. The decline in CCR's unit case volume is primarily driven by North America refranchising activities. The Company's consolidated bottling operations accounted for 33 percent, 68 percent and 100 percent of the unit case volume in China, India and Germany, respectively. CCR accounted for 68 percent of the total bottler-distributed unit case volume in North America.
Concentrate Sales Volume
During the three months ended April 1, 2016, worldwide unit case volume grew 2 percent and concentrate sales volume grew 1 percent compared to the three months ended April 3, 2015. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the three months ended April 1, 2016 was primarily due to having one less day during the first quarter of 2016 when compared to the first quarter of 2015. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in a reporting period. In addition, concentrate sales growth in the Eurasia and Africa operating segment during the three months ended April 1, 2016 was lower than unit case sales growth primarily due to the timing of concentrate shipments.

Net Operating Revenues
Three Months Ended April 1, 2016 versus Three Months Ended April 3, 2015
The Company's net operating revenues decreased $429 million.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2016 versus 2015
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	1%	(1)%	1%	(5)%	(4)%
Eurasia & Africa	(2)%	(2)%	4%	(14)%	(14)%
Europe	(1)	(2)	2	—	(1)
Latin America	1	—	11	(24)	(12)
North America	(1)	—	3	—	2
Asia Pacific	6	(3)	(5)	(2)	(4)
Bottling Investments	—	(1)	—	(3)	(4)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
"Acquisitions and Divestitures" refers to acquisitions and divestitures of brands or businesses, some of which the Company considers to be structural changes. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes. The acquisitions and divestitures percent change for 2016 versus 2015 in the table above consisted entirely of structural changes.
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 1 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa — favorable price mix in most of the segment's business units and favorable geographic mix;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in several markets, partially offset by unfavorable geographic mix;

•	North America — favorably impacted as a result of price increases and package mix; and

•	Asia Pacific — unfavorable product and channel mix as well as unfavorable geographic mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 5 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Asia Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; and foreign currency fluctuations. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have a mid single-digit unfavorable impact on 2016 full year net operating revenues. Based on current spot rates and our hedging coverage in place, we expect currencies will continue to have an unfavorable impact on net operating revenues through the end of the year.

Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our Bottling Investments operating segment, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three months ended April 1, 2016, the Company recorded gains of $20 million in the line item cost of goods sold in our condensed consolidated statements of income related to the changes in the fair value of these derivative instruments. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin decreased to 60.4 percent for the three months ended April 1, 2016, compared to 61.7 percent for the three months ended April 3, 2015. The decrease was primarily due to the impact of acquisitions and divestitures and the unfavorable impact of foreign currency exchange rate fluctuations, partially offset by positive price mix and slightly lower commodity costs. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended
	April 1, 2016	April 3, 2015
Stock-based compensation expense	$69	$60
Advertising expenses	903	907
Selling and distribution expenses[1]	1,396	1,524
Other operating expenses	1,393	1,588
Total selling, general and administrative expenses	$3,761	$4,079
1 Includes operating expenses as well as general and administrative expenses primarily related to our Bottling Investments operating segment.
During the three months ended April 1, 2016, selling, general and administrative expenses decreased $318 million versus the prior year comparable period. During the three months ended April 1, 2016, fluctuations in foreign currency exchange rates decreased total selling, general and administrative expenses by 4 percent. Advertising expenses during the three months ended April 1, 2016 reflect the Company's increased investments to strengthen our brands, offset by a foreign currency exchange impact of 6 percent. The decrease in selling and distribution expenses during the three months ended April 1, 2016 reflects the impact of acquisitions and divestitures. Foreign currency exchange rate fluctuations have a more significant impact on both advertising and other operating expenses as compared to our selling and distribution expenses since they are generally transacted in local currency. Our selling and distribution expenses are primarily related to our Company-owned bottling operations, of which the majority of expenses are attributable to CCR and are primarily denominated in U.S. dollars. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the acquisitions and divestitures.
During the three months ended April 1, 2016, the Company contributed $493 million to our pension plans, and we anticipate making additional contributions of approximately $27 million to our pension plans during the remainder of 2016. Our full year pension expense is currently expected to decrease by approximately $200 million compared to 2015. Effective January 1, 2016, the Company changed the method used to calculate the service and interest components of pension expense and will measure these costs by applying the specific spot rates along the yield curve to the plans’ projected cash flows. The anticipated decrease in 2016 pension expense is primarily due to settlement and special termination costs incurred in 2015 of $169 million, the new method to calculate service and interest costs, an increase in the weighted-average discount rate used to calculate the Company's benefit obligations and the impact of the 2016 contributions the Company made to U.S. pension plans. The impact of these items will be partially offset by unfavorable asset performance compared to our expected return in 2015 and a decrease in the expected return on assets for U.S. plans.
As of April 1, 2016, we had $425 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended
	April 1, 2016	April 3, 2015
Eurasia & Africa	$(1)	$12
Europe	4	(11)
Latin America	—	33
North America	31	42
Asia Pacific	1	(4)
Bottling Investments	265	66
Corporate	11	95
Total other operating charges	$311	$233
During the three months ended April 1, 2016, the Company recorded other operating charges of $311 million. These charges primarily consisted of $63 million due to the Company's productivity and reinvestment program and $199 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $45 million related to costs incurred to refranchise our North America bottling operations. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives and Note 9 of Notes to Condensed Consolidated Statements for additional information on the costs related to the North America refranchising. Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the three months ended April 3, 2015, the Company incurred other operating charges of $233 million. These charges consisted of $90 million due to the Company's productivity and reinvestment program and $35 million due to the integration of our German bottling operations. In addition, the Company incurred a charge of $108 million due to the write-down of receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to changes in exchange rates as a result of the establishment of the new open market exchange system. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements and below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 1 and Note 9 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's write-down of the Venezuela receivables. Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
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
In October 2014, the Company announced that we were further expanding our productivity and reinvestment program and extending it through 2019. The expansion of the productivity initiatives will focus on four key areas: restructuring the Company's global supply chain; implementing zero-based work, an evolution of zero-based budget principles, across the organization; streamlining and simplifying the Company's operating model; and further driving increased discipline and efficiency in direct marketing investments. The Company expects that the expanded productivity initiatives will generate an incremental $2 billion in annualized productivity. This productivity will enable the Company to fund marketing initiatives and innovation required to deliver sustainable net revenue growth and will also support margin expansion and increased returns on invested capital over time. We expect to achieve total annualized productivity of approximately $3.6 billion by 2019 from the initiatives implemented under this program since it began in 2012.
We have incurred total pretax expenses of $2,119 million since the initiative commenced in 2012. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information.

Integration of Our German Bottling Operations
In 2008, the Company began the integration of our German bottling operations acquired in 2007. Since the integration commenced, the Company has incurred total pretax expenses of $1,326 million primarily related to involuntary terminations. We are currently reviewing additional restructuring opportunities within the German bottling operations, including integration costs related to information technology and other initiatives. If implemented, these initiatives will result in additional charges in future periods. Our German bottling operations are classified as held for sale. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.
Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended
	April 1, 2016	April 3, 2015
Eurasia & Africa	11.0%	12.2%
Europe	32.3	31.2
Latin America	24.5	25.2
North America	27.1	23.2
Asia Pacific	25.7	23.7
Bottling Investments	(5.5)	(0.4)
Corporate	(15.1)	(15.1)
Total	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended
	April 1, 2016	April 3, 2015
Consolidated	20.8%	21.4%
Eurasia & Africa	43.7%	43.9%
Europe	64.7	67.0
Latin America	57.0	55.2
North America	40.9	41.9
Asia Pacific	50.0	47.1
Bottling Investments	(2.2)	(0.2)
Corporate	*	*

*	Calculation is not meaningful.
Three Months Ended April 1, 2016 versus Three Months Ended April 3, 2015
During the three months ended April 1, 2016 and April 3, 2015, the Company’s operating income was unfavorably impacted by the refranchising of additional territories in North America, which unfavorably impacted our Bottling Investments operating segment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising. During the three months ended April 1, 2016, the Company's operating income was unfavorably impacted by the sale of the Company’s energy brands as part of the Monster Transaction which closed June 12, 2015. The sale of the energy brands unfavorably impacted our Eurasia and Africa, Europe, Latin America, North America and Asia Pacific operating segments.
During the three months ended April 1, 2016, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 12 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Asia Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

The Company's Eurasia and Africa segment reported operating income of $236 million and $279 million for the three months ended April 1, 2016 and April 3, 2015, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange rates of 16 percent and the impact of the Monster Transaction.
Operating income for Europe for the three months ended April 1, 2016 and April 3, 2015, was $691 million and $716 million, respectively. The Europe segment was unfavorably impacted by an increase in other operating charges and the impact of the Monster Transaction.
Latin America reported operating income of $523 million and $578 million for the three months ended April 1, 2016 and April 3, 2015, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 31 percent. The impact of the exchange rate fluctuations was partially offset by favorable price mix.
Operating income for North America for the three months ended April 1, 2016 and April 3, 2015, was $581 million and $535 million, respectively. The increase in the segment's operating income was due to price increases and favorable product and package mix and a decrease in other operating charges, partially offset by the impact of acquisitions and divestitures and increased marketing investments.
Asia Pacific's operating income for the three months ended April 1, 2016 and April 3, 2015, was $551 million and $544 million, respectively. Operating income for the segment reflects an increase in concentrate sales partially offset by the unfavorable impact of foreign currency exchange rate fluctuations of 4 percent and the impact of the Monster Transaction.
Operating loss for our Bottling Investments segment for the three months ended April 1, 2016 and April 3, 2015, was $118 million and $10 million, respectively. The Bottling Investments segment was unfavorably impacted by an increase in other operating charges and the impact of acquisitions and divestitures, partially offset by the favorable impact of exchange rate fluctuations.
The Corporate segment's operating loss for the three months ended April 1, 2016 and April 3, 2015, was $323 million and $346 million, respectively. Operating loss in 2016 was favorably impacted by a decrease in other operating charges, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates.
Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended April 1, 2016, interest income was $144 million, compared to $155 million during the three months ended April 3, 2015, a decrease of $11 million. The decrease is primarily due to the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
Interest Expense
During the three months ended April 1, 2016, interest expense was $141 million, compared to $447 million during the three months ended April 3, 2015, a decrease of $306 million. The interest expense during the three months ended April 3, 2015 includes charges of $320 million the Company recorded on the early extinguishment of certain long-term debt. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended April 1, 2016 versus Three Months Ended April 3, 2015
During the three months ended April 1, 2016, equity income was $92 million, compared to equity income of $2 million during the three months ended April 3, 2015, an increase of $90 million. This increase reflects, among other items, the favorable impact of investments in equity investees partially offset by the unfavorable impact of the challenging economic conditions around the world where many of our equity method investees operate and fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.

The Company recorded net charges of $3 million and $73 million in the line item equity income (loss) — net during the three months ended April 1, 2016 and April 3, 2015, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred during the three months ended April 3, 2015 by an equity method investee due to changes in the Venezuelan bolivar exchange rates. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation.
Other Income (Loss) — Net
Three Months Ended April 1, 2016 versus Three Months Ended April 3, 2015
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
During the three months ended April 1, 2016, other income (loss) — net was a loss of $342 million. This loss included charges of $369 million related to the refranchising of certain territories in North America, partially offset by a gain of $18 million, net of transaction costs, resulting from the Company's disposal of its investment in Keurig Green Mountain, Inc. ("Keurig"). Other income (loss) — net also included gains of $36 million related to trading securities and available-for-sale securities, dividend income of $14 million and foreign currency exchange losses of $53 million. None of the other items included in other income (loss) — net during the three months ended April 1, 2016 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising and disposal of the Company's Keurig investment.
During the three months ended April 3, 2015, other income (loss) — net was a loss of $25 million. This loss included charges of $21 million due to the refranchising of certain territories in North America and net losses of $35 million related to trading securities and available-for-sale securities. These losses were partially offset by net foreign currency exchange gains of $19 million and dividend income of $22 million. The net foreign currency exchange gains were primarily related to a gain of $80 million associated with our euro-denominated debt partially offset by a charge of $27 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. None of the other items included in other income (loss) — net during the three months ended April 3, 2015 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on the charge due to the change in Venezuelan exchange rates.
We are in discussions with, and in some cases have signed non-binding letters of intent with, various parties regarding the refranchising of additional territories in North America. The Company has not finalized or approved definitive agreements related to these additional territories. Due to our accounting policy election related to contingent consideration, if the Company approves any future transactions with a similar structure to the North America refranchising transactions discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, we will be required to record additional noncash losses as a result of the derecognition of the related intangible assets. We expect the value of these intangible assets will be recovered through future quarterly payments to be received from the bottlers.
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
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2016 is 22.5 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

The Company recorded income tax expense of $401 million (21.2 percent effective tax rate) and $415 million (20.9 percent effective tax rate) during the three months ended April 1, 2016 and April 3, 2015, respectively.
The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended
	April 1, 2016		April 3, 2015
Productivity and reinvestment program	$(21)	[1]	$(42)	[1]
Other productivity, integration and restructuring initiatives	—	[2]	—	[2]
Transaction gains and losses	(143)	[3]	(10)	[4]
Certain tax matters	(6)	[5]	(16)	[6]
Other — net	(1)	[7]	(130)	[8]

[1]
Related to charges of $63 million and $90 million during the three months ended April 1, 2016 and April 3, 2015, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 9 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $199 million and $35 million during the three months ended April 1, 2016 and April 3, 2015, respectively. These charges were due to the integration of our German bottling operations. Refer to Note 9 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to net charges of $397 million primarily related to $369 million of noncash losses due to the refranchising of certain territories in North America and $45 million related to costs incurred to refranchise our North America bottling territories, partially offset by an $18 million gain, net of transaction costs, related to the disposal of our investment in Keurig. Refer to Note 2 and Note 9 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to charges of $46 million that consisted of $21 million of charges due to the refranchising of certain territories in North America, a $6 million additional charge related to the sale of a portion of our equity investment in a Brazilian bottling entity and a $19 million charge related to the remeasurement of our equity interest in a South African bottler to fair value. Refer to Note 2 and Note 9 of Notes to Condensed Consolidated Financial Statements.

[5]
Primarily related to amounts required to be recorded as a result of a tax rate change in Japan and for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[6]
Primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[7]
Related to charges of $6 million that consisted of $3 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and $3 million due to tax litigation expense and costs associated with restructuring and transitioning the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 9 of Notes to Condensed Consolidated Financial Statements.

[8]
Related to charges of $528 million that consisted of $320 million associated with the early extinguishment of long-term debt, $27 million due to the remeasurement of the net monetary assets of our Venezeulan subsidiary into U.S. dollars using the SIMADI exchange rate, $108 million due to the write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark, and $73 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 9 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2016. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had$8,340 million in lines of credit available for general corporate purposes as of April 1, 2016. These backup lines of credit expire at various times between 2016 and 2019.

We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the three months ended April 1, 2016. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $20.6 billion as of April 1, 2016. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds.
Net operating revenues in the United States were $4.7 billion for the three months ended April 1, 2016, or 46 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended April 1, 2016 and April 3, 2015, was $604 million and $1,574 million, respectively, a decrease of $970 million. This decrease includes the impact of $471 million in incremental contributions made to the Company's pension plans, one less day during the first quarter of 2016 and the unfavorable impact of currency exchange rates.
Cash Flows from Investing Activities
Net cash provided by investing activities for the three months ended April 1, 2016 was $348 million compared to net cash used in investing activities of $812 million during the prior year comparable period.
Purchases of Investments and Proceeds from Disposals of Investments
During the three months ended April 1, 2016, purchases of investments were $4,763 million and proceeds from disposals of investments were $6,010 million, resulting in a net cash inflow of $1,247 million. During the three months ended April 3, 2015, purchases of investments were $4,003 million and proceeds from disposals of investments were $3,746 million, resulting in a net cash outflow of $257 million. The proceeds during the three months ended April 1, 2016 included the disposal of the Company's investment in Keurig. The purchases during the three months ended April 3, 2015, included the Company's acquisition of additional shares in Keurig. The remaining activity primarily represents the purchases of and proceeds from short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on our investment in Keurig.

Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended April 1, 2016, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $688 million, which primarily related to our acquisition of Xiamen Culiangwang Beverage Technology Co., Ltd., a maker of plant-based protein beverages in China, and a minority investment in CHI Limited, a Nigerian producer of value-added dairy and juice beverages. During the three months ended April 3, 2015, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $603 million, which primarily included our equity investment in certain Indonesian bottling operations and our acquisition of bottling operations in South Africa. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the transactions during the three months ended April 1, 2016 and April 3, 2015.
Under the terms of the agreement related to our investment in CHI Limited, the Company is obligated to acquire the remaining ownership interest from the existing shareowners in 2019 based on an agreed-upon formula. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended April 1, 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $291 million, primarily related to proceeds from the refranchising of certain of our territories in North America. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on these transactions. During the three months ended April 3, 2015, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $229 million, which included the refranchising of certain of our territories in North America and cash received as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the three months ended April 1, 2016, were $507 million. The Company currently expects our 2016 full year capital expenditures to be approximately $2.5 billion to $3.0 billion, primarily in our Bottling Investments operating segment.
During the three months ended April 3, 2015, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $495 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances and share repurchases. Net cash provided by financing activities during the three months ended April 1, 2016 totaled $399 million compared to net cash used in financing activities of $1,177 million during the prior year comparable period.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the three months ended April 1, 2016, the Company had issuances of debt of $8,530 million, which included $2,771 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $5,759 million of issuances of commercial paper and short-term debt with maturities greater than 90 days.
The Company made payments of debt of $6,783 million during the three months ended April 1, 2016, which included $6,771 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $12 million.
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
As of April 1, 2016, the carrying value of the Company's long-term debt included $397 million of fair value adjustments related to the debt assumed in connection with our acquisition of Old CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 21 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Issuances of Stock
During the three months ended April 1, 2016, the Company received cash proceeds from issuances of stock of $763 million, an increase of $484 million when compared to cash proceeds of $279 million from stock issuances during the three months ended April 3, 2015. This increase is primarily due to an increase in the exercise of stock options by Company employees.
Share Repurchases
During the three months ended April 1, 2016, the Company repurchased 21.3 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $44.82 per share, for a total cost of $956 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $739 million during the three months ended April 1, 2016. The total cash outflow for treasury stock during the first three months of 2016 includes treasury stock that was purchased and settled during the three months ended April 1, 2016, as well as stock purchased in December 2015 that settled in early 2016; however, it does not include treasury stock that was purchased but did not settle during the three months ended April 1, 2016. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the three months ended April 1, 2016, resulted in a net cash inflow of $24 million. During 2016, the Company expects to purchase between $2.0 billion and $2.5 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.
During the three months ended April 3, 2015, the Company repurchased 16.0 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $41.39 per share, for a total cost of $661 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the three months ended April 3, 2015, was $654 million. The total cash outflow for treasury stock during the first three months of 2015 includes treasury stock that was purchased and settled during the three months ended April 3, 2015, as well as stock purchased in December 2014 that settled in early 2015; however, it does not include treasury stock that was purchased but did not settle during the three months ended April 3, 2015. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the three months ended April 3, 2015, resulted in a net cash outflow of $375 million.
Dividends
The Company paid dividends of $1,505 million and $1,441 million during the three months ended April 1, 2016 and April 3, 2015, respectively.
Our Board of Directors approved the Company's regular quarterly dividend of $0.35 per share at its April 2016 meeting. This dividend is payable on July 1, 2016, to shareowners of record as of June 15, 2016.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three months ended April 1, 2016, by 12 percent. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have an unfavorable impact on our results through the end of the year.
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
Venezuela has been designated as a hyperinflationary economy. In February 2015, the Venezuelan government announced that the two previously used currency conversion mechanisms had been merged into a single mechanism called SICAD and introduced a new open market exchange rate system, SIMADI. Management determined that the SIMADI rate was the most appropriate legally available rate and remeasured the net monetary assets of our Venezuelan subsidiary, resulting in a charge of $27 million recorded in the line item other income (loss) — net in our condensed consolidated statement of income during the three months ended April 3, 2015.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the three months ended April 3, 2015, as a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expected to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded a write-down of $56 million in the line item other operating charges in our condensed consolidated statement of income.
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
During the three months ended April 1, 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which should be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The official and most preferential rate is now known as DIPRO and the SICAD rate has been eliminated. The Venezuelan government also announced that the SIMADI rate would be replaced by the DICOM rate, which will be allowed to float freely and is expected to fluctuate based on supply and demand. As a result, management determined that the DICOM rate was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary. As of April 1, 2016, the combined value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $140 million.
Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion. As a result of the newly announced floating DICOM rate, the Company expects to continue to record losses on foreign currency exchange, may incur additional write-downs of receivables or impairment charges and will continue to record our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	April 1, 2016	December 31, 2015	Increase (Decrease)		Percent Change
Cash and cash equivalents	$8,748	$7,309	$1,439		20%
Short-term investments	10,003	8,322	1,681		20
Marketable securities	3,460	4,269	(809)		(19)
Trade accounts receivable — net	4,147	3,941	206		5
Inventories	3,052	2,902	150		5
Prepaid expenses and other assets	3,314	2,752	562		20
Assets held for sale	3,786	3,900	(114)		(3)
Equity method investments	12,610	12,318	292		2
Other investments	1,186	3,470	(2,284)		(66)
Other assets	4,314	4,110	204		5
Property, plant and equipment — net	12,613	12,571	42		—
Trademarks with indefinite lives	6,014	5,989	25		—
Bottlers' franchise rights with indefinite lives	5,714	6,000	(286)		(5)
Goodwill	11,396	11,289	107		1
Other intangible assets	906	854	52		6
Total assets	$91,263	$89,996	$1,267		1%
Accounts payable and accrued expenses	$9,626	$9,660	$(34)		—%
Loans and notes payable	14,888	13,129	1,759		13
Current maturities of long-term debt	4,956	2,676	2,280		85
Accrued income taxes	275	331	(56)		(17)
Liabilities held for sale	1,242	1,133	109		10
Long-term debt	26,990	28,311	(1,321)		(5)
Other liabilities	3,820	4,301	(481)		(11)
Deferred income taxes	4,337	4,691	(354)		(8)
Total liabilities	$66,134	$64,232	$1,902		3%
Net assets	$25,129	$25,764	$(635)	[1]	(2)%
1 Includes a decrease in net assets of $277 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•	Prepaid expenses and other assets increased primarily due to prepaid marketing and advertising expenses in North America and Europe.

•
Other investments decreased primarily due to the disposal of the Company's investment in Keurig, which was accounted for as an available-for-sale security. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Loans and notes payable and current maturities of long-term debt increased primarily due to the issuances of commercial paper during the three months ended April 1, 2016. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

•
Current maturities of long-term debt increased and long-term debt decreased primarily due to a portion of the Company's long-term debt maturing, or being redeemed, within the next 12 months and being classified as current. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 1, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended April 1, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2015. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter to reflect developments that occurred during the three months ended April 1, 2016.
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
The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015 and the IRS filed its answer on February 2, 2016. The trial date has not yet been set. The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits.

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended April 1, 2016, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
January 1, 2016 through January 29, 2016	1,663,200	$42.10	1,663,200	236,268,742
January 30, 2016 through February 26, 2016	3,815,988	$43.45	3,786,480	232,482,262
February 27, 2016 through April 1, 2016	15,923,368	$45.44	15,878,446	216,603,816
Total	21,402,556	$44.82	21,328,126
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below; and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling zero shares, 29,508 shares and 44,922 shares for the fiscal months of January, February and March 2016, respectively.
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

4.5	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 18, 2010.
4.6
Form of Exchange and Registration Rights Agreement among the Company, the representatives of the initial purchasers of the Notes and the other parties named therein — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 8, 2011.

4.7	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.9	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.10	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.12	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.15	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.16	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.17	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.18	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.19	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.20	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.

4.21	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.22	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.23	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.24	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.25	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.26	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
10.1
The Coca-Cola Company Performance Incentive Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2016.

10.2
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016.

10.3
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2016.

10.4
Form of Performance Share Agreement - Alternate for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 17, 2016.

10.5
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 17, 2016.

10.6
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 17, 2016.

10.7	Amendment Number One to the Deferred Compensation Plan of the Company, as amended and restated December 8, 2010, effective January 1, 2016.
10.8	Letter, dated February 17, 2016, from the Company to Charles Brent Hastie.
10.9	Letter, dated February 18, 2016, from the Company to Julie Hamilton.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended April 1, 2016 and April 3, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2016 and April 3, 2015, (iii) Condensed Consolidated Balance Sheets as of April 1, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2016 and April 3, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ LARRY M. MARK
Date:	April 28, 2016	Larry M. Mark Vice President and Controller (As Principal Accounting Officer)

/s/ MARK RANDAZZA
Date:	April 28, 2016	Mark Randazza Vice President and Assistant Controller (On behalf of the Registrant)

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

4.5	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 18, 2010.
4.6
Form of Exchange and Registration Rights Agreement among the Company, the representatives of the initial purchasers of the Notes and the other parties named therein — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 8, 2011.

4.7	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.9	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.10	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.12	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.15	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.16	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.17	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.18	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.19	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.

4.20	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.21	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.22	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.23	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.24	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.25	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.26	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
10.1
The Coca-Cola Company Performance Incentive Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2016.

10.2
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016.

10.3
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2016.

10.4
Form of Performance Share Agreement - Alternate for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 17, 2016.

10.5
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 17, 2016.

10.6
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 17, 2016.

10.7	Amendment Number One to the Deferred Compensation Plan of the Company, as amended and restated December 8, 2010, effective January 1, 2016.
10.8	Letter, dated February 17, 2016, from the Company to Charles Brent Hastie.
10.9	Letter, dated February 18, 2016, from the Company to Julie Hamilton.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended April 1, 2016 and April 3, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2016 and April 3, 2015, (iii) Condensed Consolidated Balance Sheets as of April 1, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2016 and April 3, 2015, and (v) Notes to Condensed Consolidated Financial Statements.