Form 10-Q
period 2016-07-01
COCA COLA CO
filed 2016-07-28
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding as of July 25, 2016
$0.25 Par Value	4,316,029,450 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
NET OPERATING REVENUES	$11,539	$12,156	$21,821	$22,867
Cost of goods sold	4,471	4,748	8,540	8,851
GROSS PROFIT	7,068	7,408	13,281	14,016
Selling, general and administrative expenses	3,912	4,204	7,673	8,283
Other operating charges	297	669	608	902
OPERATING INCOME	2,859	2,535	5,000	4,831
Interest income	164	149	308	304
Interest expense	162	128	303	575
Equity income (loss) — net	305	200	397	202
Other income (loss) — net	1,133	1,605	791	1,580
INCOME BEFORE INCOME TAXES	4,299	4,361	6,193	6,342
Income taxes	839	1,250	1,240	1,665
CONSOLIDATED NET INCOME	3,460	3,111	4,953	4,677
Less: Net income (loss) attributable to noncontrolling interests	12	3	22	12
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$3,448	$3,108	$4,931	$4,665
BASIC NET INCOME PER SHARE[1]	$0.80	$0.71	$1.14	$1.07
DILUTED NET INCOME PER SHARE[1]	$0.79	$0.71	$1.13	$1.06
DIVIDENDS PER SHARE	$0.35	$0.33	$0.70	$0.66
AVERAGE SHARES OUTSTANDING	4,323	4,355	4,325	4,360
Effect of dilutive securities	54	53	54	55
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,377	4,408	4,379	4,415
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
CONSOLIDATED NET INCOME	$3,460	$3,111	$4,953	$4,677
Other comprehensive income:
Net foreign currency translation adjustment	606	(792)	329	(2,278)
Net gain (loss) on derivatives	(138)	(33)	(565)	301
Net unrealized gain (loss) on available-for-sale securities	109	(882)	161	(1,093)
Net change in pension and other benefit liabilities	58	40	89	105
TOTAL COMPREHENSIVE INCOME (LOSS)	4,095	1,444	4,967	1,712
Less: Comprehensive income (loss) attributable to noncontrolling interests	11	3	15	6
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$4,084	$1,441	$4,952	$1,706
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	July 1, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,647	$7,309
Short-term investments	11,755	8,322
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	21,402	15,631
Marketable securities	2,673	4,269
Trade accounts receivable, less allowances of $354 and $352, respectively	4,768	3,941
Inventories	3,005	2,902
Prepaid expenses and other assets	3,332	2,752
Assets held for sale	693	3,900
TOTAL CURRENT ASSETS	35,873	33,395
EQUITY METHOD INVESTMENTS	16,215	12,318
OTHER INVESTMENTS	1,284	3,470
OTHER ASSETS	4,370	4,110
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $10,469 and $9,783, respectively	12,663	12,571
TRADEMARKS WITH INDEFINITE LIVES	6,038	5,989
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	5,616	6,000
GOODWILL	11,204	11,289
OTHER INTANGIBLE ASSETS	831	854
TOTAL ASSETS	$94,094	$89,996
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,235	$9,660
Loans and notes payable	13,901	13,129
Current maturities of long-term debt	4,895	2,676
Accrued income taxes	375	331
Liabilities held for sale	138	1,133
TOTAL CURRENT LIABILITIES	29,544	26,929
LONG-TERM DEBT	29,252	28,311
OTHER LIABILITIES	3,963	4,301
DEFERRED INCOME TAXES	4,497	4,691
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	14,710	14,016
Reinvested earnings	66,921	65,018
Accumulated other comprehensive income (loss)	(10,153)	(10,174)
Treasury stock, at cost — 2,725 and 2,716 shares, respectively	(46,601)	(45,066)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	26,637	25,554
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	201	210
TOTAL EQUITY	26,838	25,764
TOTAL LIABILITIES AND EQUITY	$94,094	$89,996
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	July 1, 2016	July 3, 2015
OPERATING ACTIVITIES
Consolidated net income	$4,953	$4,677
Depreciation and amortization	903	961
Stock-based compensation expense	119	117
Deferred income taxes	(178)	643
Equity (income) loss — net of dividends	(224)	(44)
Foreign currency adjustments	118	(144)
Significant (gains) losses on sales of assets — net	(762)	(1,346)
Other operating charges	210	609
Other items	(125)	609
Net change in operating assets and liabilities	(1,194)	(964)
Net cash provided by operating activities	3,820	5,118
INVESTING ACTIVITIES
Purchases of investments	(9,045)	(6,981)
Proceeds from disposals of investments	9,518	6,316
Acquisitions of businesses, equity method investments and nonmarketable securities	(723)	(2,284)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	420	413
Purchases of property, plant and equipment	(1,085)	(1,114)
Proceeds from disposals of property, plant and equipment	41	33
Other investing activities	(63)	(139)
Net cash provided by (used in) investing activities	(937)	(3,756)
FINANCING ACTIVITIES
Issuances of debt	15,947	24,878
Payments of debt	(12,750)	(22,358)
Issuances of stock	1,108	410
Purchases of stock for treasury	(2,156)	(1,298)
Dividends	(3,017)	(2,877)
Other financing activities	85	115
Net cash provided by (used in) financing activities	(783)	(1,130)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	238	(385)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	2,338	(153)
Balance at beginning of period	7,309	8,958
Balance at end of period	$9,647	$8,805
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 1, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2016 and 2015 ended on July 1, 2016 and July 3, 2015, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
Venezuela has been designated as a hyperinflationary economy. In February 2015, the Venezuelan government announced that the two previously used currency conversion mechanisms had been merged into a single mechanism called SICAD and introduced a new open market exchange rate system, SIMADI. Management determined that the SIMADI rate was the most appropriate legally available rate and remeasured the net monetary assets of our Venezuelan subsidiary, resulting in a charge of $27 million recorded in the line item other income (loss) — net in our condensed consolidated statement of income during the six months ended July 3, 2015.

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
During the six months ended July 1, 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which should be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The official and most preferential rate is now known as DIPRO and the SICAD rate has been eliminated. The Venezuelan government also announced that the SIMADI rate would be replaced by the DICOM rate, which will be allowed to float freely and is expected to fluctuate based on supply and demand. As a result, management determined that the DICOM rate was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary. As of July 1, 2016, the combined carrying value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $149 million.
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
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and will be effective for the Company beginning January 1, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in ASU 2014-09 and has the same effective date as the original standard. During the three months ended July 1, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company is currently evaluating the impact that the adoption of these standards will have on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company beginning January 1, 2017 and we are currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the six months ended July 1, 2016, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $723 million, which primarily related to our acquisition of Xiamen Culiangwang Beverage Technology Co., Ltd. ("China Green"), a maker of plant-based protein beverages in China, and a minority investment in CHI Limited ("CHI"), a Nigerian producer of value-added dairy and juice beverages, which is accounted for under the equity method of accounting. Under the terms of the agreement for our investment in CHI, the Company is obligated to acquire the remaining ownership interest from the existing shareowners in 2019 based on an agreed-upon formula.
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
Monster Beverage Corporation
On August 14, 2014, the Company and Monster entered into definitive agreements for a long-term strategic relationship in the global energy drink category. The transaction contemplated under these agreements ("Monster Transaction") closed on June 12, 2015. As a result of the Monster Transaction, (1) the Company purchased newly issued shares of Monster common stock representing approximately 17 percent of the outstanding shares of Monster common stock (after giving effect to the new issuance); (2) the Company sold its global energy drink business (including NOS, Full Throttle, Burn, Mother, Play and Power Play, and Relentless) to Monster, and the Company acquired Monster's non-energy drink business (including Hansen's Natural Sodas, Peace Tea, Hubert's Lemonade and Hansen's Juice Products); and (3) the parties amended their distribution coordination agreements to expand distribution of Monster products into additional territories pursuant to long-term agreements with the Company's existing network of Company-owned or -controlled bottling operations and distribution partners. The Coca-Cola system also became Monster's preferred global distribution partner. The Company made a net cash payment of $2,150 million to Monster, of which $125 million was being held in escrow, subject to release upon achievement of milestones relating to the transfer of Monster's distribution rights to our distribution network. The escrow was released in June 2016 upon the expiration of the escrow term as certain milestones relating to the transfer of Monster's domestic distribution rights to our distribution network had not been achieved. However, due to the probability that these milestones will be achieved at a future date, the Company has accrued $125 million related to these future payments to Monster.

The Monster Transaction consisted of multiple elements including the purchase of common stock, the acquisition and divestiture of businesses and the expansion of distribution territories. When consideration transferred is not solely in the form of cash, measurement is based on either the cost to the acquiring entity (the fair value of the assets given) or the fair value of the assets acquired, whichever is more clearly evident and, thus, more reliably measurable. As the majority of the consideration transferred was cash, we believe the fair value of the consideration transferred is more reliably measurable. The consideration transferred consisted of $2,150 million of cash (including $125 million initially held in escrow) and the fair value of our global energy business of $2,046 million, which we determined using discounted cash flow analyses, resulting in total consideration transferred of $4,196 million. As such, we have allocated the total consideration transferred to the individual assets and business acquired based on a relative fair value basis, using the closing date fair values of each element, as follows (in millions):

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
As a result of the Monster Transaction, the North America Coca-Cola system obtained the right to distribute Monster products in territories for which it was not previously the authorized distributor ("expanded territories"). These distribution rights are governed by an agreement with an initial term of 20 years, after which it will continue to remain in effect unless otherwise terminated by either party and there are no future costs of renewal. As such, these rights were determined to be indefinite-lived intangible assets and are classified in the line item bottlers' franchise rights with indefinite lives in our condensed consolidated balance sheet. CCR is the distributor in the majority of the expanded territories. The remainder of the territories are serviced by independent bottling partners. Of the $1,035 million allocated to the expanded distribution rights, the Company derecognized $341 million related to the expanded territories serviced by the independent bottling partners upon the close of the transaction. As consideration for these rights, the Company received an upfront payment of $28 million related to these territories, and we will receive a payment per case on all future sales made by these independent bottlers for the duration of the distribution agreements. As these payments are dependent on future sales, they are a form of contingent consideration. We elected to account for this consideration in the same manner as the contingent consideration to be received in the North America refranchising, discussed below. This resulted in a net loss of $313 million recorded in the line item other income (loss) — net in our condensed consolidated statement of income during the three and six months ended July 3, 2015.
During the three and six months ended July 3, 2015, the Company recognized a gain of $1,715 million on the sale of our global energy drink business, primarily due to the difference in the recorded carrying value of the assets transferred, including an allocated portion of goodwill, compared to the value of the total assets and business acquired. After considering the loss resulting from the derecognition of the expanded territory rights serviced by the independent bottling partners, the net gain recognized on the Monster Transaction was $1,402 million, which was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. Additionally, under the terms of the Monster Transaction, we were required to discontinue selling energy products under certain trademarks, including one trademark in the glacéau portfolio. The Company recognized an impairment charge of $380 million upon closing, primarily related to the discontinuation of the energy products in the glacéau portfolio, which was recorded in the line item other operating charges in our condensed consolidated statement of income.
During the three and six months ended July 3, 2015, based on the relative fair values of the total assets and business acquired, $1,620 million of the $2,150 million cash payment made was classified in the line item acquisitions of businesses, equity method investments and nonmarketable securities in our consolidated statement of cash flows. The remaining $530 million was classified in the line item other investing activities in our consolidated statement of cash flows.
Divestitures
During the six months ended July 1, 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $420 million, primarily related to proceeds from the refranchising of certain of our territories in North America.

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
Coca-Cola European Partners
In August 2015, the Company entered into an agreement to merge our German bottling operations with Coca-Cola Enterprises, Inc. ("CCE") and Coca-Cola Iberian Partners, S.A.U., formerly known as Coca-Cola Iberian Partners, S.A. ("CCIP"), to create Coca-Cola European Partners plc ("CCEP"). As of December 31, 2015, our German bottling operations were classified as held for sale. On May 28, 2016, the transaction closed and we exchanged our German bottling operations for an 18 percent interest in CCEP. As a result of recording our interest in CCEP at fair value based on its quoted market price, the deconsolidation of our German bottling operations, and the related reversal of its cumulative translation adjustments, we recognized a gain of $1,400 million. This gain was partially offset by a $77 million loss incurred as a result of reclassifying losses related to our net investment hedges of our German bottling operations from AOCI into earnings as well as transaction costs incurred resulting in a net gain of $1,292 million during the three and six months ended July 1, 2016. Refer to Note 8. With the exception of the transaction costs, the net gain was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. The Company accounts for its 18 percent interest in CCEP as an equity method investment based on our equity ownership percentage, our representation on CCEP's Board of Directors and other governance rights.
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
In March 2016, a JAB Holding Company-led investor group acquired Keurig for $92 per share. The Company received proceeds of $2,380 million, which were recorded in the line item proceeds from disposals of investments in our condensed consolidated statement of cash flows, and recorded a gain of $18 million related to the disposal of our shares of Keurig in the line item other income (loss) — net in our condensed consolidated statement of income during the six months ended July 1, 2016.
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
Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories to the respective bottlers in exchange for cash. These rights include, where applicable, the distribution rights acquired from Monster in 2015 for the respective territories. During the six months ended July 1, 2016 and July 3, 2015, cash proceeds from these sales totaled $404 million and $216 million, respectively. Included in the cash proceeds for the six months ended July 1, 2016 and July 3, 2015 was $181 million and $51 million, respectively, from Coca-Cola Bottling Co. Consolidated ("CCBCC"), an equity method investee.
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
We recognized noncash losses of $199 million and $12 million during the three months ended July 1, 2016 and July 3, 2015, respectively. During the six months ended July 1, 2016 and July 3, 2015, we recognized noncash losses of $568 million and $33 million, respectively. These losses primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale and were included in the line item other income (loss) — net in our condensed consolidated statements of income. See further discussion of assets and liabilities held for sale below. We expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
As of July 1, 2016, the Company had entered into agreements, or otherwise approved plans, to refranchise additional territories in North America. For territories that met the criteria to be classified as held for sale, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company expects that these territories will be refranchised within the next 12 months.
Coca-Cola Beverages Africa Limited
In November 2014, the Company, SABMiller plc and Gutsche Family Investments entered into an agreement to combine the bottling operations of each of the parties' nonalcoholic ready-to-drink beverage businesses in Southern and East Africa. Upon completion of the proposed merger, the Company will have an ownership of 12 percent in the bottler, which will be called Coca-Cola Beverages Africa Limited, and an ownership of 3 percent in the bottler's South African subsidiary. The Company will also acquire or license several brands in exchange for cash as a result of the transaction. As of July 1, 2016, our South African bottling operations and related equity method investment met the criteria to be classified as held for sale, but we were not required to record these assets and liabilities at fair value less any costs to sell because their estimated fair value exceeded our carrying value. Based on the proposed governance structure, the Company expects to account for its resulting interest in the new entity as an equity method investment. The transaction closed on July 2, 2016. Refer to Note 16.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheets (in millions):

	July 1, 2016		December 31, 2015
Cash, cash equivalents and short-term investments	$14		$143
Trade accounts receivable, less allowances	51		485
Inventories	45		276
Prepaid expenses and other assets	8		83
Equity method investments	83		92
Other assets	14		25
Property, plant and equipment — net	316		2,021
Bottlers' franchise rights with indefinite lives	302		1,020
Goodwill	132		333
Other intangible assets	70		115
Allowance for reduction of assets held for sale	(342)		(693)
Total assets	$693	[1]	$3,900	[3]
Accounts payable and accrued expenses	$21		$712
Current maturities of long-term debt	—		12
Accrued income taxes	1		4
Long-term debt	46		74
Other liabilities	2		79
Deferred income taxes	68		252
Total liabilities	$138	[2]	$1,133	[4]
1 Consists of total assets relating to North America refranchising of $317 million, Coca-Cola Beverages Africa Limited of $338 million and other assets held for sale of $38 million, which are included in the Bottling Investments, Eurasia and Africa, and Corporate operating segments.

[2]
Consists of total liabilities relating to North America refranchising of $67 million and Coca-Cola Beverages Africa Limited of $71 million, which are included in the Bottling Investments and Eurasia and Africa operating segments.

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

Trading Securities
As of July 1, 2016 and December 31, 2015, our trading securities had a fair value of $365 million and $322 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $28 million and $19 million as of July 1, 2016 and December 31, 2015, respectively.
The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	July 1, 2016	December 31, 2015
Marketable securities	$265	$229
Other assets	100	93
Total	$365	$322
Available-for-Sale and Held-to-Maturity Securities
As of July 1, 2016 and December 31, 2015, the Company did not have any held-to-maturity securities. As of July 1, 2016, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$1,260	$603	$(47)	$1,816
Debt securities	3,476	109	(5)	3,580
Total	$4,736	$712	$(52)	$5,396
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2015, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$3,573	$485	$(84)	$3,974
Debt securities	4,593	64	(25)	4,632
Total	$8,166	$549	$(109)	$8,606
1 Refer to Note 14 for additional information related to the estimated fair value.
The sale and/or maturity of available-for-sale securities resulted in the following realized activity (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Gross gains	$10	$7	$110	$41
Gross losses	(6)	(5)	(36)	(12)
Proceeds	2,301	862	6,817	2,304
As of July 1, 2016 and December 31, 2015, the Company had investments classified as available-for-sale in which our cost basis exceeded the fair value of our investment. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.

The Company uses two of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captives are required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of July 1, 2016 and December 31, 2015, the Company's available-for-sale securities included solvency capital funds of $954 million and $804 million, respectively.
The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	July 1, 2016	December 31, 2015
Cash and cash equivalents	$793	$361
Marketable securities	2,408	4,040
Other investments	1,099	3,280
Other assets	1,096	925
Total	$5,396	$8,606
The contractual maturities of these available-for-sale securities as of July 1, 2016 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$1,270	$1,270
After 1 year through 5 years	1,763	1,825
After 5 years through 10 years	129	146
After 10 years	314	339
Equity securities	1,260	1,816
Total	$4,736	$5,396
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of July 1, 2016 and December 31, 2015. Our cost method investments had a carrying value of $185 million and $190 million as of July 1, 2016 and December 31, 2015, respectively.
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

	July 1, 2016	December 31, 2015
Raw materials and packaging	$1,655	$1,564
Finished goods	1,034	1,032
Other	316	306
Total inventories	$3,005	$2,902

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
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our condensed consolidated statement of income as the changes in the fair values of the hedged items attributable to the risk being hedged. The changes in the fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in AOCI and are reclassified into the line item in our condensed consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the values of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.
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

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	July 1, 2016	December 31, 2015
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$452	$572
Foreign currency contracts	Other assets	146	246
Commodity contracts	Prepaid expenses and other assets	1	1
Interest rate contracts	Prepaid expenses and other assets	3	20
Interest rate contracts	Other assets	307	62
Total assets		$909	$901
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$242	$51
Foreign currency contracts	Other liabilities	77	75
Interest rate contracts	Accounts payable and accrued expenses	297	53
Interest rate contracts	Other liabilities	71	231
Total liabilities		$687	$410
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
2 Refer to Note 14 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	July 1, 2016	December 31, 2015
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$236	$105
Foreign currency contracts	Other assets	1	241
Commodity contracts	Prepaid expenses and other assets	19	2
Commodity contracts	Other assets	5	1
Other derivative instruments	Prepaid expenses and other assets	7	17
Other derivative instruments	Other assets	—	3
Total assets		$268	$369
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$105	$59
Foreign currency contracts	Other liabilities	6	9
Commodity contracts	Accounts payable and accrued expenses	75	154
Commodity contracts	Other liabilities	1	19
Interest rate contracts	Other liabilities	1	1
Other derivative instruments	Accounts payable and accrued expenses	2	5
Other derivative instruments	Other liabilities	3	2
Total liabilities		$193	$249
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $8,291 million and $10,383 million as of July 1, 2016 and December 31, 2015, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of the foreign currency denominated debt due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. During the six months ended July 3, 2015, the Company discontinued the cash flow hedge relationships related to swaps that had a notional amount of $2,590 million. Upon discontinuance, the Company recognized a loss of $92 million in other comprehensive income ("OCI"), which will be reclassified from AOCI into interest expense over the remaining life of the debt, a weighted-average period of approximately 10 years. The Company did not discontinue any cash flow hedging relationships during the three and six months ended July 1, 2016. The total notional values for the Company's cross-currency swaps were $1,294 million and $566 million as of July 1, 2016 and December 31, 2015, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for the Company's commodity cash flow hedging program were $5 million and $8 million as of July 1, 2016 and December 31, 2015, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional value of the interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program was $3,328 million as of July 1, 2016 and December 31, 2015.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended July 1, 2016 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$46	Net operating revenues	$138	$(1)
Foreign currency contracts	(19)	Cost of goods sold	13	(1)
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	(53)	Other income (loss) — net	(45)	—
Interest rate contracts	(95)	Interest expense	(2)	—
Commodity contracts	1	Cost of goods sold	—	—
Total	$(120)		$102	$(2)
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the six months ended July 1, 2016 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(300)	Net operating revenues	$278	$(1)
Foreign currency contracts	(43)	Cost of goods sold	33	(1)
Foreign currency contracts	—	Interest expense	(4)	—
Foreign currency contracts	(11)	Other income (loss) — net	(2)	—
Interest rate contracts	(252)	Interest expense	(4)	—
Commodity contracts	1	Cost of goods sold	—	—
Total	$(605)		$301	$(2)
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
As of July 1, 2016, the Company estimates that it will reclassify into earnings during the next 12 months $372 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of July 1, 2016, such adjustments had cumulatively increased the carrying value of our long-term debt by $278 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $8,091 million and $7,963 million as of July 1, 2016 and December 31, 2015, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $925 million and $2,159 million as of July 1, 2016 and December 31, 2015, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended July 1, 2016 and July 3, 2015 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Three Months Ended
		July 1, 2016	July 3, 2015
Interest rate contracts	Interest expense	$92	$(251)
Fixed-rate debt	Interest expense	(86)	250
Net impact to interest expense		$6	$(1)
Foreign currency contracts	Other income (loss) — net	$(21)	$23
Available-for-sale securities	Other income (loss) — net	26	(26)
Net impact to other income (loss) — net		$5	$(3)
Net impact of fair value hedging instruments		$11	$(4)
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the six months ended July 1, 2016 and July 3, 2015 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Six Months Ended
		July 1, 2016	July 3, 2015
Interest rate contracts	Interest expense	$398	$(222)
Fixed-rate debt	Interest expense	(363)	231
Net impact to interest expense		$35	$9
Foreign currency contracts	Other income (loss) — net	$30	$135
Available-for-sale securities	Other income (loss) — net	(32)	(144)
Net impact to other income (loss) — net		$(2)	$(9)
Net impact of fair value hedging instruments		$33	$—
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and non-derivative financial instruments to protect the value of our investments in a number of foreign subsidiaries. During the year ended December 31, 2015, the Company designated a portion of its euro-denominated debt as a hedge of a net investment in our European operations. The change in the carrying value of the designated portion of the euro-denominated debt due to changes in exchange rates is recorded in net foreign currency translation adjustment, a component of AOCI. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation adjustment to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Six Months Ended
	July 1, 2016	December 31, 2015	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Foreign currency denominated debt	$10,737	$10,912	$265	$(356)	$(256)	$(282)
Foreign currency contracts	853	1,347	(81)	(18)	(226)	406
Total	$11,590	$12,259	$184	$(374)	$(482)	$124
The Company reclassified net deferred losses of $77 million related to the deconsolidation of our German bottling operations from AOCI into earnings during the three and six months ended July 1, 2016. Refer to Note 2. The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three and six months ended July 3, 2015. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended July 1, 2016 and July 3, 2015. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statements of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our condensed consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,886 million and $3,605 million as of July 1, 2016 and December 31, 2015, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our condensed consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $794 million and $893 million as of July 1, 2016 and December 31, 2015, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	July 1, 2016	July 3, 2015
Foreign currency contracts	Net operating revenues	$(3)	$—
Foreign currency contracts	Cost of goods sold	7	1
Foreign currency contracts	Other income (loss) — net	(54)	(32)
Commodity contracts	Net operating revenues	4	4
Commodity contracts	Cost of goods sold	54	5
Commodity contracts	Selling, general and administrative expenses	6	6
Other derivative instruments	Selling, general and administrative expenses	—	1
Other derivative instruments	Other income (loss) — net	(4)	6
Total		$10	$(9)

		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	July 1, 2016	July 3, 2015
Foreign currency contracts	Net operating revenues	$(28)	$9
Foreign currency contracts	Cost of goods sold	4	1
Foreign currency contracts	Other income (loss) — net	(116)	(49)
Commodity contracts	Net operating revenues	3	1
Commodity contracts	Cost of goods sold	77	(19)
Commodity contracts	Selling, general and administrative expenses	4	1
Other derivative instruments	Selling, general and administrative expenses	8	1
Other derivative instruments	Other income (loss) — net	(14)	(62)
Total		$(62)	$(117)
NOTE 6: DEBT AND BORROWING ARRANGEMENTS
During the three and six months ended July 1, 2016, the Company issued Australian dollar- and U.S. dollar-denominated debt of AUD1,000 million and $1,725 million, respectively. The carrying value of this debt as of July 1, 2016 was $2,437 million. The general terms of the notes issued are as follows:

•	AUD450 million total principal amount of notes due June 9, 2020, at a fixed interest rate of 2.6 percent;

•	AUD550 million total principal amount of notes due June 11, 2024, at a fixed interest rate of 3.25 percent;

•	$225 million total principal amount of notes due November 16, 2017, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 0.05 percent;

•	$1,000 million total principal amount of notes due May 30, 2019, at a fixed interest rate of 1.375 percent; and

•	$500 million total principal amount of notes due June 1, 2026, at a fixed interest rate of 2.55 percent.

NOTE 7: COMMITMENTS AND CONTINGENCIES
Guarantees
As of July 1, 2016, we were contingently liable for guarantees of indebtedness owed by third parties of $588 million, of which $262 million related to variable interest entities. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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

The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. The trial date has not yet been set. The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of its tax reserves. The Company believes that the final adjudication of this matter will not have a material impact on its consolidated financial position, results of operations or cash flows and that it has adequate tax reserves for all tax matters. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest, and any potential penalties could have a material adverse impact on the Company's financial position, results of operations or cash flows.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $565 million and $560 million as of July 1, 2016 and December 31, 2015, respectively.
NOTE 8: COMPREHENSIVE INCOME
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following (in millions):

	July 1, 2016	December 31, 2015
Foreign currency translation adjustment	$(8,831)	$(9,167)
Accumulated derivative net gains (losses)	131	696
Unrealized net gains (losses) on available-for-sale securities	449	288
Adjustments to pension and other benefit liabilities	(1,902)	(1,991)
Accumulated other comprehensive income (loss)	$(10,153)	$(10,174)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended July 1, 2016
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$4,931	$22	$4,953
Other comprehensive income:
Net foreign currency translation adjustment	336	(7)	329
Net gain (loss) on derivatives[1]	(565)	—	(565)
Net unrealized gain (loss) on available-for-sale securities[2]	161	—	161
Net change in pension and other benefit liabilities	89	—	89
Total comprehensive income	$4,952	$15	$4,967
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended July 1, 2016	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$428	$(108)	$320
Reclassification adjustments recognized in net income	126	—	126
Gains (losses) on net investment hedges arising during the period[1]	184	(70)	114
Reclassification adjustments for net investment hedges recognized in net income[1]	77	(30)	47
Net foreign currency translation adjustments	815	(208)	607
Derivatives:
Gains (losses) arising during the period	(122)	47	(75)
Reclassification adjustments recognized in net income	(100)	37	(63)
Net gain (loss) on derivatives[1]	(222)	84	(138)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	161	(49)	112
Reclassification adjustments recognized in net income	(4)	1	(3)
Net change in unrealized gain (loss) on available-for-sale securities[2]	157	(48)	109
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	(18)	4	(14)
Reclassification adjustments recognized in net income	106	(34)	72
Net change in pension and other benefit liabilities[3]	88	(30)	58
Other comprehensive income (loss) attributable to The Coca-Cola Company	$838	$(202)	$636

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments and net investment hedging activity.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Six Months Ended July 1, 2016	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$462	$(2)	$460
Reclassification adjustments recognized in net income	126	—	126
Gains (losses) on net investment hedges arising during the period[1]	(482)	185	(297)
Reclassification adjustments for net investment hedges recognized in net income[1]	77	(30)	47
Net foreign currency translation adjustments	183	153	336
Derivatives:
Gains (losses) arising during the period	(607)	229	(378)
Reclassification adjustments recognized in net income	(299)	112	(187)
Net gain (loss) on derivatives[1]	(906)	341	(565)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	294	(77)	217
Reclassification adjustments recognized in net income	(74)	18	(56)
Net change in unrealized gain (loss) on available-for-sale securities[2]	220	(59)	161
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	(12)	1	(11)
Reclassification adjustments recognized in net income	149	(49)	100
Net change in pension and other benefit liabilities[3]	137	(48)	89
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(366)	$387	$21

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments and net investment hedging activity.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended July 3, 2015	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(946)	$154	$(792)
Reclassification adjustments recognized in net income	—	—	—
Net foreign currency translation adjustments	(946)	154	(792)
Derivatives:
Gains (losses) arising during the period	137	(52)	85
Reclassification adjustments recognized in net income	(191)	73	(118)
Net gain (loss) on derivatives[1]	(54)	21	(33)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(1,116)	236	(880)
Reclassification adjustments recognized in net income	(2)	—	(2)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(1,118)	236	(882)
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	8	1	9
Reclassification adjustments recognized in net income	48	(17)	31
Net change in pension and other benefit liabilities[3]	56	(16)	40
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(2,062)	$395	$(1,667)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Six Months Ended July 3, 2015	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$(2,385)	$64	$(2,321)
Reclassification adjustments recognized in net income	63	(14)	49
Net foreign currency translation adjustments	(2,322)	50	(2,272)
Derivatives:
Gains (losses) arising during the period	806	(308)	498
Reclassification adjustments recognized in net income	(318)	121	(197)
Net gain (loss) on derivatives[1]	488	(187)	301
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(1,428)	356	(1,072)
Reclassification adjustments recognized in net income	(29)	8	(21)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(1,457)	364	(1,093)
Pension and other benefit liabilities:
Net pension and other benefits arising during the period	60	(16)	44
Reclassification adjustments recognized in net income	95	(34)	61
Net change in pension and other benefit liabilities[3]	155	(50)	105
Other comprehensive income (loss) attributable to The Coca-Cola Company	$(3,136)	$177	$(2,959)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded during the three and six months ended July 1, 2016 (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended July 1, 2016	Six Months Ended July 1, 2016
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$203	$203
	Income before income taxes	203	203
	Income taxes	(30)	(30)
	Consolidated net income	$173	$173
Derivatives:
Foreign currency contracts	Net operating revenues	$(137)	$(277)
Foreign currency contracts	Cost of goods sold	(12)	(32)
Foreign currency contracts	Other income (loss) — net	45	2
Foreign currency and interest rate contracts	Interest expense	4	8
	Income before income taxes	(100)	(299)
	Income taxes	37	112
	Consolidated net income	$(63)	$(187)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$(4)	$(74)
	Income before income taxes	(4)	(74)
	Income taxes	1	18
	Consolidated net income	$(3)	$(56)
Pension and other benefit liabilities:
Divestitures, deconsolidations and other	Other income (loss) — net	$64	$64
Recognized net actuarial loss (gain)	*	47	95
Recognized prior service cost (credit)	*	(5)	(10)
	Income before income taxes	106	149
	Income taxes	(34)	(49)
	Consolidated net income	$72	$100
1 Primarily related to the deconsolidation of our German bottling operations. Refer to Note 2.

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

NOTE 9: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2015	$25,764	$65,018	$(10,174)	$1,760	$14,016	$(45,066)	$210
Comprehensive income (loss)	4,967	4,931	21	—	—	—	15
Dividends paid/payable to shareowners of The Coca-Cola Company	(3,028)	(3,028)	—	—	—	—	—
Dividends paid to noncontrolling interests	(18)	—	—	—	—	—	(18)
Contributions by noncontrolling interests	1	—	—	—	—	—	1
Purchases of treasury stock	(2,187)	—	—	—	—	(2,187)	—
Impact related to stock compensation plans	1,346	—	—	—	694	652	—
Other activities	(7)	—	—	—	—	—	(7)
July 1, 2016	$26,838	$66,921	$(10,153)	$1,760	$14,710	$(46,601)	$201

NOTE 10: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended July 1, 2016, the Company recorded other operating charges of $297 million. These charges primarily consisted of $65 million due to the Company's productivity and reinvestment program and $41 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $52 million related to costs incurred to refranchise our North America bottling territories. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout the North America bottling system. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation and charges of $32 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the six months ended July 1, 2016, the Company recorded other operating charges of $608 million. These charges primarily consisted of $128 million due to the Company's productivity and reinvestment program and $240 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $97 million related to costs incurred to refranchise our North America bottling territories. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation and charges of $33 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended July 3, 2015, the Company incurred other operating charges of $669 million. These charges included $92 million due to the Company's productivity and reinvestment program and $94 million due to the integration of our German bottling operations. In addition, the Company recorded an impairment charge of $380 million primarily due to the discontinuation of energy products under one of the trademarks included in the glacéau portfolio as a result of the Monster Transaction. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 2 for additional information on the Monster Transaction. Refer to Note 15 for the impact these charges had on our operating segments.
During the six months ended July 3, 2015, the Company incurred other operating charges of $902 million. These charges consisted of $182 million due to the Company's productivity and reinvestment program and $129 million due to the integration of our German bottling operations. In addition, the Company recorded an impairment charge of $380 million primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction and incurred a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation. The Company also incurred a charge of $108 million due to the write-down of receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to changes in exchange rates as a result of the establishment of the new open market exchange system. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 2 for additional information on the Monster Transaction. Refer to Note 1 for additional information on the Venezuelan currency conversion mechanisms. Refer to Note 15 for the impact these charges had on our operating segments.
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
Equity Income (Loss) — Net
During the three and six months ended July 1, 2016, the Company recorded net charges of $18 million and $21 million, respectively. During the three and six months ended July 3, 2015, the Company recorded net charges of $9 million and $82 million, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to changes in the Venezuelan bolivar exchange rates. Refer to Note 15 for the impact these items had on our operating segments.

Other Income (Loss) — Net
During the three months ended July 1, 2016, the Company recognized a noncash gain of $1,323 million due to the deconsolidation of our German bottling operations. This gain was partially offset by noncash losses of $199 million due to the refranchising of territories in North America. Refer to Note 2 for additional information on the deconsolidation of our German bottling operations and the North America refranchising. Refer to Note 15 for the impact these items had on our operating segments.
During the six months ended July 1, 2016, the Company recognized a noncash gain of $1,323 million due to the deconsolidation of our German bottling operations and a gain of $18 million resulting from the Company's disposal of its investment in Keurig. These gains were partially offset by noncash losses of $568 million due to the refranchising of territories in North America. Refer to Note 2 for additional information on the deconsolidation of our German bottling operations, the Keurig investment disposal and the North America refranchising. Refer to Note 15 for the impact these items had on our operating segments.
During the three months ended July 3, 2015, the Company recorded a net gain of $1,402 million as a result of the Monster Transaction and charges of $12 million due to the refranchising of territories in North America. Additionally, the Company recognized a foreign currency exchange gain of $202 million associated with our euro-denominated debt. Refer to Note 2 for additional information on the Monster Transaction and North America refranchising. Refer to Note 15 for the impact these items had on our operating segments.
During the six months ended July 3, 2015, the Company recorded a net gain of $1,402 million as a result of the Monster Transaction and charges of $33 million due to the refranchising of territories in North America. In addition, the Company incurred charges of $19 million as a result of the remeasurement of our previously held equity interest in a South African bottler to fair value upon our acquisition of the bottling operations, and $6 million as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest at an exercise price less than that of our carrying value. The Company recognized a foreign currency exchange gain of $282 million associated with our euro-denominated debt partially offset by a charge of $27 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. Refer to Note 2 for additional information related to the Monster Transaction and North America refranchising, the acquisition of the South African bottler. Refer to Note 1 for more information related to the charge due to the remeasurement in Venezuela. Refer to Note 15 for the impact these charges had on our operating segments.
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
The Company has incurred total pretax expenses of $2,184 million related to this program since it commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended July 1, 2016 (in millions):

	Accrued Balance April 1, 2016	Costs Incurred Three Months Ended July 1, 2016	Payments	Noncash and Exchange	Accrued Balance July 1, 2016
Severance pay and benefits	$104	$—	$(35)	$7	$76
Outside services	7	13	(11)	—	9
Other direct costs	22	52	(49)	(3)	22
Total	$133	$65	$(95)	$4	$107
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the six months ended July 1, 2016 (in millions):

	Accrued Balance December 31, 2015	Costs Incurred Six Months Ended July 1, 2016	Payments	Noncash and Exchange	Accrued Balance July 1, 2016
Severance pay and benefits	$144	$12	$(82)	$2	$76
Outside services	8	17	(17)	1	9
Other direct costs	52	99	(87)	(42)	22
Total	$204	$128	$(186)	$(39)	$107
Integration of Our German Bottling Operations
In 2008, the Company began the integration of our German bottling operations acquired in 2007. The Company incurred expenses of $41 million and $240 million related to this initiative during the three and six months ended July 1, 2016, respectively, and has incurred total pretax expenses of $1,367 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities were primarily due to involuntary terminations. The Company had $122 million accrued related to these integration costs as of December 31, 2015. During the three months ended July 1, 2016, the Company deconsolidated our German bottling operations. Therefore, there was no remaining accrual balance as of July 1, 2016. Refer to Note 2.
NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Service cost	$60	$66	$6	$7
Interest cost	80	95	7	10
Expected return on plan assets	(165)	(176)	(2)	(3)
Amortization of prior service cost (credit)	(1)	—	(4)	(4)
Amortization of net actuarial loss	46	50	1	2
Net periodic benefit cost	$20	$35	$8	$12
Special termination benefits[1]	5	9	—	—
Total cost recognized in statements of income	$25	$44	$8	$12

	Pension Benefits		Other Benefits
	Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Service cost	$119	$133	$11	$14
Interest cost	160	190	15	19
Expected return on plan assets	(329)	(353)	(5)	(6)
Amortization of prior service cost (credit)	(1)	—	(9)	(9)
Amortization of net actuarial loss	92	99	3	5
Net periodic benefit cost	$41	$69	$15	$23
Special termination benefits[1]	13	9	—	—
Total cost recognized in statements of income	$54	$78	$15	$23
1 The special termination benefits were primarily related to the Company's productivity, restructuring and integration initiatives. Refer to Note 11.
During the six months ended July 1, 2016, the Company contributed $502 million to our pension plans, and we anticipate making additional contributions of approximately $21 million during the remainder of 2016. The Company contributed $81 million to our pension plans during the six months ended July 3, 2015.
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
The Company recorded income tax expense of $839 million (19.5 percent effective tax rate) and $1,250 million (28.7 percent effective tax rate) during the three months ended July 1, 2016 and July 3, 2015, respectively. The Company recorded income tax expense of $1,240 million (20.0 percent effective tax rate) and $1,665 million (26.3 percent effective tax rate) during the six months ended July 1, 2016 and July 3, 2015, respectively.
As of July 1, 2016, the gross amount of unrecognized tax benefits was $341 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $182 million, exclusive of any benefits related to interest and penalties. The remaining $159 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

	Six Months Ended July 1, 2016
Beginning balance of unrecognized tax benefits	$168
Increase related to prior period tax positions	161	[1]
Increase related to current period tax positions	14
Decrease related to settlements with taxing authorities	(1)
Increase (decrease) due to effect of foreign currency exchange rate changes	(1)
Ending balance of unrecognized tax benefits	$341

[1]
The increase is primarily related to a change in judgment about one of the Company’s tax positions as a result of receiving notification of a preliminary settlement of a Competent Authority matter with a foreign jurisdiction. This change in position did not have a material impact on the Company's condensed consolidated statement of income during the three and six months ended July 1, 2016, as it was partially offset by refunds to be received from the foreign jurisdiction.

The following table illustrates the income tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Six Months Ended
	July 1, 2016		July 3, 2015		July 1, 2016		July 3, 2015
Productivity and reinvestment program	$(24)	[1]	$(33)	[8]	$(45)	[1]	$(75)	[8]
Other productivity, integration and restructuring initiatives	—	[2]	—	[9]	—	[2]	—	[9]
Transaction gains and losses	26	[3]	474	[10]	(117)	[4]	464	[11]
Certain tax matters	83	[5]	16	[12]	77	[5]	—	[12]
Other — net	(45)	[6]	(38)	[13]	(46)	[7]	(168)	[14]

[1]
Related to charges of $65 million and $128 million during the three and six months ended July 1, 2016, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[2]
Related to charges of $41 million and $240 million during the three and six months ended July 1, 2016, respectively. These charges were due to the integration of our German bottling operations. Refer to Note 10 and Note 11.

[3]
Related to a net gain of $1,040 million that primarily consisted of a $1,292 million net noncash gain related to the deconsolidation of our German bottling operations, partially offset by charges of $251 million related to $199 million of noncash losses due to the refranchising of territories in North America and $52 million related to costs incurred to refranchise our North America bottling territories. Refer to Note 2 and Note 10.

[4]
Related to a net gain of $643 million that primarily consisted of a $1,292 million net noncash gain related to the deconsolidation of our German bottling operations and an $18 million gain related to the disposal of our investment in Keurig. These gains were partially offset by charges of $665 million related to $568 million of noncash losses due to the refranchising of territories in North America and $97 million related to costs incurred to refranchise our North America bottling territories. Refer to Note 2 and Note 10.

[5]	Primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[6]
Related to charges of $125 million that included a $100 million cash contribution to The Coca-Cola Foundation, an $18 million charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and a $7 million charge due to tax litigation expense. Refer to Note 10.

[7]
Related to charges of $131 million that included a $100 million cash contribution to The Coca-Cola Foundation, a $21 million charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and a $10 million charge due to tax litigation expense. Refer to Note 10.

[8]
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

[10]
Related to a net gain of $1,007 million that primarily consisted of a $1,402 million net gain related to the Monster Transaction, partially offset by a $380 million charge due to the impairment of certain trademark assets and $12 million of charges due to the refranchising of territories in North America. Refer to Note 2 and Note 10.

[11]
Related to a net gain of $961 million that primarily consisted of a $1,402 million net gain related to the Monster Transaction, partially offset by a $380 million charge due to the impairment of certain trademark assets, $33 million of charges due to the refranchising of territories in North America, a $6 million additional charge related to the sale of a portion of our equity investment in a Brazilian bottling entity, and a $19 million charge related to the remeasurement of our equity interest in a South African bottler to fair value. Refer to Note 2 and Note 10.

[12]
Primarily related to the settlement of certain prior year audit matters and amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[13]
Related to charges of $110 million that primarily included a $100 million cash contribution to The Coca-Cola Foundation and a $9 million charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

[14]
Related to charges of $638 million that primarily consisted of a $100 million cash contribution to The Coca-Cola Foundation, $320 million associated with the early extinguishment of long-term debt, $27 million due to the remeasurement of the net monetary assets of our Venezeulan subsidiary into U.S. dollars using the SIMADI exchange rate, $108 million due to the write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark, and $82 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10.

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

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of July 1, 2016 (in millions):

	Level 1	Level 2	Level 3		Other[4]	Netting Adjustment[5]		Fair Value Measurements
Assets:
Trading securities[1]	$192	$108	$3		$62	$—		$365
Available-for-sale securities[1]	1,816	3,437	143	[3]	—	—		5,396
Derivatives[2]	2	1,175	—		—	(787)	[6]	390	[7]
Total assets	$2,010	$4,720	$146		$62	$(787)		$6,151
Liabilities:
Derivatives[2]	$43	$837	$—		$—	$(606)		$274	[7]
Total liabilities	$43	$837	$—		$—	$(606)		$274

[1]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.
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
6 The Company is obligated to return $214 million in cash collateral it has netted against its net asset derivative position.

[7]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheets as follows: $8 million in the line item prepaid expenses and other assets; $382 million in the line item other assets; $115 million in the line item accounts payable and accrued expenses; and $159 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

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

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and six months ended July 1, 2016 and July 3, 2015.

The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended July 1, 2016 and July 3, 2015.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The gains or losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended			Six Months Ended
	July 1, 2016	July 3, 2015		July 1, 2016	July 3, 2015
Assets held for sale[1]	$(131)	$—		$(446)	$—
Intangible assets	—	(380)	[2]	—	(432)	[3]
Investment in formerly unconsolidated subsidiary	—	—		—	(19)	[4]
Valuation of shares in equity method investee	—	—		—	(6)	[5]
Total	$(131)	$(380)		$(446)	$(457)

[1]
The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. These losses related to refranchising activities in North America, which were calculated based on Level 3 inputs. Refer to Note 2.

[2]
The Company recognized an impairment charge of $380 million primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. The loss was derived using a discounted cash flow analysis based on Level 3 inputs. Refer to Note 2 and Note 10.

[3]
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

[4]
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

[5]
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
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of July 1, 2016, the carrying amount and fair value of our long-term debt, including the current portion, were $34,147 million and $35,515 million, respectively. As of December 31, 2015, the carrying amount and fair value of our long-term debt, including the current portion, were $30,987 million and $31,308 million, respectively.
NOTE 15: OPERATING SEGMENTS
Effective January 1, 2016, we transferred CCR's bottling and associated supply chain operations in the United States and Canada from our North America segment to our Bottling Investments segment. Accordingly, all prior period segment information presented herein has been adjusted to reflect this change in our organizational structure.

Information about our Company's operations as of and for the three months ended July 1, 2016 and July 3, 2015 by operating segment is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2016
Net operating revenues:
Third party	$610	$1,298	$921	$1,677	$1,401	$5,571	$61	$—	$11,539
Intersegment	11	112	16	1,032	159	44	2	(1,376)	—
Total net revenues	621	1,410	937	2,709	1,560	5,615	63	(1,376)	11,539
Operating income (loss)	248	808	512	735	758	216	(418)	—	2,859
Income (loss) before income taxes	256	822	520	745	760	269	927	—	4,299
Identifiable operating assets	1,200	3,565	1,990	16,706	2,381	19,023	31,730	—	76,595
Noncurrent investments	1,303	96	743	112	161	11,716	3,368	—	17,499
2015
Net operating revenues:
Third party	$651	$1,284	$955	$1,493	$1,413	$6,335	$25	$—	$12,156
Intersegment	7	151	18	1,158	188	50	—	(1,572)	—
Total net revenues	658	1,435	973	2,651	1,601	6,385	25	(1,572)	12,156
Operating income (loss)	275	836	525	754	761	164	(780)	—	2,535
Income (loss) before income taxes	287	843	526	752	766	353	834	—	4,361
Identifiable operating assets	1,332	3,282	2,169	17,293	1,880	23,273	28,454	—	77,683
Noncurrent investments	1,110	88	711	45	163	8,507	5,149	—	15,773
As of December 31, 2015
Identifiable operating assets	$1,148	$3,008	$1,627	$16,396	$1,639	$22,688	$27,702	$—	$74,208
Noncurrent investments	1,061	77	657	107	158	8,084	5,644	—	15,788
During the three months ended July 1, 2016, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Eurasia and Africa, $27 million for North America, $58 million for Bottling Investments and $21 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $1 million for Latin America due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by $52 million for Bottling Investments due to costs incurred to refranchise our North America bottling territories. Refer to Note 10.

•
Operating income (loss) and income (loss) before income taxes were reduced by $8 million for Bottling Investments and $24 million for Corporate related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 10.

•	Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a cash contribution to The Coca-Cola Foundation. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $15 million for Bottling Investments and $3 million for Corporate due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

•	Income (loss) before income taxes was reduced by $199 million for Bottling Investments primarily due to the refranchising of territories in North America. Refer to Note 2 and Note 10.

•	Income (loss) before income taxes was increased by $1,323 million for Corporate as a result of the deconsolidation of our German bottling operations. Refer to Note 2.
During the three months ended July 3, 2015, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $3 million for Eurasia and Africa, $3 million for Latin America, $31 million for North America, $2 million for Asia Pacific, $143 million for Bottling Investments and $4 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $380 million for Corporate due to an impairment charge primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. Refer to Note 2 and Note 10.

•	Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a cash contribution to The Coca-Cola Foundation. Refer to Note 10.

•	Income (loss) before income taxes was increased by $1,402 million for Corporate as a result of the Monster Transaction. Refer to Note 2 and Note 10.

•	Income (loss) before income taxes was reduced by $12 million for Bottling Investments due to the refranchising of territories in North America. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was reduced by $5 million for Europe and $4 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

Information about our Company's operations for the six months ended July 1, 2016 and July 3, 2015 by operating segment is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2016
Net operating revenues:
Third party	$1,150	$2,367	$1,838	$3,098	$2,503	$10,822	$43	$—	$21,821
Intersegment	17	247	34	1,975	292	85	5	(2,655)	—
Total net revenues	1,167	2,614	1,872	5,073	2,795	10,907	48	(2,655)	21,821
Operating income (loss)	484	1,499	1,035	1,316	1,309	98	(741)	—	5,000
Income (loss) before income taxes	502	1,526	1,038	1,325	1,314	(163)	651	—	6,193
2015
Net operating revenues:
Third party	$1,289	$2,352	$2,002	$2,769	$2,569	$11,821	$65	$—	$22,867
Intersegment	7	295	37	2,199	317	95	—	(2,950)	—
Total net revenues	1,296	2,647	2,039	4,968	2,886	11,916	65	(2,950)	22,867
Operating income (loss)	554	1,552	1,103	1,289	1,305	154	(1,126)	—	4,831
Income (loss) before income taxes	573	1,567	1,114	1,284	1,314	307	183	—	6,342
During the six months ended July 1, 2016, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Europe, $58 million for North America, $1 million for Asia Pacific, $278 million for Bottling Investments and $28 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $1 million for Latin America due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by $97 million for Bottling Investments due to costs incurred to refranchise our North America bottling territories. Refer to Note 10.

•
Operating income (loss) and income (loss) before income taxes were reduced by $8 million for Bottling Investments and $25 million for Corporate related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 10.

•	Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a cash contribution to The Coca-Cola Foundation. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $18 million for Bottling Investments and $3 million for Corporate due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

•	Income (loss) before income taxes was reduced by $568 million for Bottling Investments primarily due to the refranchising of territories in North America. Refer to Note 2 and Note 10.

•	Income (loss) before income taxes was increased by $1,323 million for Corporate as a result of the deconsolidation of our German bottling operations. Refer to Note 2.

•	Income (loss) before income taxes was increased by $18 million for Corporate as a result of the disposal of our investment in Keurig. Refer to Note 2.

During the six months ended July 3, 2015, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $15 million for Eurasia and Africa, $3 million for Latin America, $73 million for North America, $210 million for Bottling Investments and $24 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $11 million for Europe and $3 million for Asia Pacific due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $380 million for Corporate due to an impairment charge primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. Refer to Note 2 and Note 10.

•	Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a cash contribution to The Coca-Cola Foundation. Refer to Note 10.

•	Income (loss) before income taxes was increased by $1,402 million for Corporate as a result of the Monster Transaction. Refer to Note 2 and Note 10.

•	Income (loss) before income taxes was reduced by $33 million for Bottling Investments due to the refranchising of territories in North America. Refer to Note 2 and Note 10.

•	Income (loss) before income taxes was reduced by $320 million for Corporate due to charges the Company recognized on the early extinguishment of debt. Refer to Note 10.

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

NOTE 16: SUBSEQUENT EVENTS
Coca-Cola Beverages Africa Limited
In November 2014, the Company, SABMiller plc and Gutsche Family Investments entered into an agreement to combine the bottling operations of each of the parties' nonalcoholic ready-to-drink beverage businesses in Southern and East Africa. As of July 1, 2016, our South African bottling operations and related equity method investment were classified as held for sale. Refer to Note 2. Upon closing of the transaction on July 2, 2016, the Company now has an ownership of 12 percent in the bottler, which is called Coca-Cola Beverages Africa Limited, and an ownership of 3 percent in the bottler's South African subsidiary. The Company accounts for this ownership as an equity method investment based on the governance structure. As part of the transaction, the Company also acquired and licensed several brands in exchange for cash.
The Company is in the process of determining the fair value of several of the elements within the transaction including the fair value of our divested beverage operations and related equity method investment, the fair value of the acquired and licensed brands and the fair value of the resulting equity investment in Coca-Cola Beverages Africa Limited and its South African subsidiary. As a result, we are currently evaluating the financial impact that the transaction will have on our 2016 third quarter operating results.

Refranchising of China Bottling Operations
In July 2016, the Company-owned bottling operations in China and a related cost method investment met the criteria to be classified as held for sale. We are not required to record these assets and liabilities at fair value less any costs to sell because their fair value approximates our carrying value. The following table presents information related to the major classes of assets and liabilities related to these operations, which were included in the Bottling Investments operating segment (in millions):

Cash, cash equivalents and short-term investments	$44
Trade accounts receivable, less allowances	77
Inventories	97
Prepaid expenses and other assets	58
Other investments	42
Other assets	15
Property, plant and equipment — net	704
Bottlers' franchise rights with indefinite lives	442
Goodwill	81
Total assets	$1,560
Accounts payable and accrued expenses	$307
Accrued income taxes	2
Other liabilities	8
Deferred income taxes	105
Total liabilities	$422
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
The following table presents the difference between estimated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

July 1, 2016	Estimated Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$5,437	$3,176	$2,261
Coca-Cola FEMSA, S.A.B. de C.V.	4,760	1,669	3,091
Coca-Cola European Partners plc	3,106	3,339	(233)
Coca-Cola HBC AG	1,901	1,152	749
Coca-Cola Amatil Limited	1,333	692	641
Coca-Cola East Japan Co., Ltd.	771	543	228
Coca-Cola İçecek A.Ş.	608	247	361
Embotelladora Andina S.A.	448	285	163
Coca-Cola Bottling Co. Consolidated	359	108	251
Corporación Lindley S.A.	210	83	127
Total	$18,933	$11,294	$7,639
As of July 1, 2016, management assessed each of the equity method investments for which the estimated fair value exceeded the carrying value. As a result of these assessments, management determined that the decline in the fair value of these investments was not other than temporary and did not record any impairment charges. We will continue to monitor these investments in future periods.
As of July 1, 2016, gross unrealized gains and losses on available-for-sale securities were $712 million and $52 million, respectively. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
Goodwill, Trademarks and Other Intangible Assets
Intangible assets are classified into one of three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that an asset might be impaired.
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
The Company did not record any significant impairment charges related to intangible assets during the three and six months ended July 1, 2016. During the six months ended July 3, 2015, the Company recorded an impairment charge of $380 million due to the discontinuation of the energy products in the glacéau portfolio as a result of the transaction with Monster Beverage Corporation ("Monster"), discussed further below, and an impairment charge of $52 million related to the impairment of a Venezuelan trademark. The Venezuelan trademark impairment was due to the Company's revised expectations regarding the convertibility of the local currency. These charges were recorded in our Corporate operating segment in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the respective carrying value.
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
As of July 1, 2016, we did not have any reporting unit with a material amount of goodwill for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen or our current financial projections are not achieved, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. On June 7, 2007, our Company acquired Energy Brands Inc., also known as glacéau, for approximately $4.1 billion. The Company allocated $3.3 billion of the purchase price to various trademarks acquired in this business combination. On June 12, 2015, the Company closed a transaction with Monster. Under the terms of the transaction, the Company was required to discontinue selling energy products under one of the trademarks included in the glacéau portfolio. During the year ended December 31, 2015, the Company recognized impairment charges of $418 million, primarily as a result of discontinuing these products. The total combined fair value of the various trademarks in the glacéau portfolio significantly exceeds the remaining combined carrying value of $2.9 billion as of July 1, 2016. However, the fair value of one of the individual trademarks in the portfolio currently approximates its carrying value. If the future operating results of this trademark do not support the current financial projections, or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge related to this trademark. Management will continue to monitor the fair value of our intangible assets in future periods.

OPERATIONS REVIEW
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Our organizational structure as of July 1, 2016, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. Effective January 1, 2016, we transferred Coca-Cola Refreshments' ("CCR") bottling and associated supply chain operations in the United States and Canada from our North America segment to our Bottling Investments segment. Accordingly, all prior period segment information presented herein has been adjusted to reflect this change in our organizational structure. For further information regarding our operating segments, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
New Organizational Structure
On May 24, 2016, the Company announced that effective August 1, 2016, it will form a new Europe, Middle East and Africa operating segment consisting of the business units that currently make up the Europe and the Eurasia and Africa operating segments. As a result, our organizational structure will consist of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate.
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
Our Bottling Investments operating segment and our other finished product operations typically generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these consolidated finished product operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate to the authorized unconsolidated bottling and canning operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (concentrate sales volume or unit case volume, as appropriate), (2) acquisitions and divestitures (including structural changes defined below), as applicable, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues" below.
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
In 2016, the Company deconsolidated our German bottling operations as a result of their being merged to create Coca-Cola European Partners plc ("CCEP"). Refer to Note 2 of Notes to Condensed Consolidated Financial Statements. As a result of the merger transaction, the Company now owns an equity method investment in CCEP. Accordingly, the impact of the deconsolidation and new equity method investment has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues for our Europe and Bottling Investments operating segments and equity income on a consolidated basis as well as for our Bottling Investments operating segment. During 2016, the Company also changed our funding arrangement with our bottling partners in China, which resulted in a reduction in net operating revenues with an offsetting reduction in direct marketing expense. The impact of the change in the arrangement has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for our Asia Pacific operating segment. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
In 2016 and 2015, the Company continued to refranchise territories in North America that were previously managed by CCR to certain of our unconsolidated bottling partners. The impact of these refranchising activities has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for our North America and Bottling Investments operating segments. In addition, for non-Company-owned and licensed beverage products sold in the refranchised territories for which the Company no longer reports unit case volume, we have eliminated the unit case volume from the base year when calculating 2016 versus 2015 volume growth rates on a consolidated basis as well as for the North America and Bottling Investments operating segments. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
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
The Company is currently pursuing certain transactions that, if completed, will be included as structural changes for the applicable periods. In November 2014, the Company and two of our existing bottling partners entered into an agreement to combine each of the parties' bottling operations in Southern and East Africa. This transaction closed on the first day of the Company's 2016 third quarter. Additionally, in 2016 we announced our intent to refranchise 100 percent of Company-owned North America bottling territories by the end of 2017. The Company also announced that we have entered into a non-binding letter of intent to refranchise Company-owned bottling operations in China to two of our existing bottling partners.

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
Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2016 versus 2015
	Three Months Ended July 1, 2016			Six Months Ended July 1, 2016
	Unit Cases[1,2,3]	Concentrate Sales[4]		Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	—%	(1)%	[5]	1%	—%
Eurasia & Africa	(1)%	(2)%	[5]	(1)%	(3)%	[7]
Europe	—	(3)	[6]	—	(2)	[7]
Latin America	—	1		1	1
North America	1	1		1	1	[8]
Asia Pacific	1	(2)		3	2
Bottling Investments	(13)	N/A		(9)	N/A
1 Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. After considering the impact of structural changes, unit case volume declines for Bottling Investments were 2 percent and 1 percent for the three and six months ended July 1, 2016, respectively.
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

[5]	After considering the impact of structural changes, concentrate sales volume both worldwide and for Eurasia and Africa for the three months ended July 1, 2016 was even.

[6]	After considering the impact of structural changes, concentrate sales volume for Europe for the three months ended July 1, 2016 declined 1 percent.

[7]	After considering the impact of structural changes, concentrate sales volume for both Eurasia and Africa and Europe for the six months ended July 1, 2016 declined 1 percent.

[8]	After considering the impact of structural changes, concentrate sales volume for North America for the six months ended July 1, 2016 was even.

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
Three Months Ended July 1, 2016 versus Three Months Ended July 3, 2015
In Eurasia and Africa, unit case volume declined 1 percent, reflecting even volume in the group's sparkling beverages and a decline of 4 percent in the group's still beverages. The decline in still beverages reflected an 11 percent decline in juices and juice drinks, partially offset by an increase of 2 percent in packaged water. The sparkling beverage volume included growth of 8 percent in Trademark Sprite offset by a decline of 1 percent in Trademark Coca-Cola. The group reported a decline in unit case volume of 9 percent in the Russia, Ukraine & Belarus business unit and a volume decline of 5 percent in the Turkey, Caucasus & Central Asia business unit. The declines in these business units were partially offset by a 3 percent increase in unit case volume in the Middle East & North Africa business unit.
Unit case volume in Europe was even. The group's unit case volume in still beverages grew 2 percent and sparkling beverage volume was even. The growth in still beverages reflected growth in packaged water and juices and juice drinks. The group's sparkling unit case volume included growth of 4 percent for both Trademark Sprite and Trademark Fanta and strong growth in energy drinks, offset by a 2 percent decline in Trademark Coca-Cola.
In Latin America, unit case volume was even, which consisted of 6 percent growth in still beverages offset by a 2 percent decline in sparkling beverages. The group reported volume growth of 7 percent in the Mexico business unit, reflecting 6 percent growth in sparkling beverages and 8 percent growth in still beverages. Mexico's sparkling beverage unit case growth was led by 5 percent growth in Trademark Coca-Cola. The growth in the Mexico business unit was offset by unit case volume declines of 7 percent in both the South Latin and Latin Center business units and a decline of 3 percent in the Brazil business unit.
Unit case volume in North America grew 1 percent, reflecting an increase in still beverages of 3 percent, partially offset by a decline of 1 percent in sparkling beverages. The still beverage volume growth reflected the group's strong performance in packaged water, juices and juice drinks and sports drinks. In addition, still beverage volume performance included 9 percent growth in vitaminwater. The decline in sparkling beverage unit case volume included a 6 percent decline in Diet Coke, partially offset by 5 percent growth in Trademark Fanta, 2 percent growth in Trademark Sprite and growth in energy drinks.
In Asia Pacific, unit case volume increased 1 percent. Sparkling beverage volume was even, reflecting 4 percent growth in brand Coca-Cola offset by a decline of 6 percent in Trademark Sprite. The group's still beverage volume increased 2 percent, primarily reflecting growth in packaged water, teas and coffee, partially offset by a decline in juices and juice drinks. Unit case volume in India grew 3 percent. Japan reported unit case volume growth of 4 percent, led by growth in coffee, packaged water and teas. Unit case volume in the Philippines and Indonesia grew 10 percent and 16 percent, respectively. The growth in these countries was partially offset by a unit case volume decline of 8 percent in China.
Unit case volume for Bottling Investments declined 13 percent. This decrease primarily reflects the deconsolidation of our German bottling operations in June 2016, the decline in China as well as a decline in CCR's unit case volume of 14 percent. The decline in CCR's unit case volume is primarily driven by North America refranchising activities. The unfavorable impact of these items on the group's unit case volume results was partially offset by growth in India and other markets where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 33 percent and 64 percent of the unit case volume in China and India, respectively. CCR accounted for 63 percent of the total bottler-distributed unit case volume in North America.

Six Months Ended July 1, 2016 versus Six Months Ended July 3, 2015
Unit case volume in Eurasia and Africa decreased 1 percent, reflecting a 1 percent decline in sparkling beverages and even volume in still beverages. The group's sparkling beverage performance included a 2 percent decline in Trademark Coca-Cola, partially offset by an increase of 6 percent in Trademark Sprite and an increase of 9 percent in Trademark Schweppes. The volume in still beverages reflected growth in packaged water and teas offset by a decline in juices and juice drinks. The group's Turkey, Caucasus & Central Asia and Russia, Ukraine & Belarus business units reported unit case volume declines of 4 percent and 8 percent, respectively. These declines were partially offset by 3 percent unit case volume growth in the Central, East & West Africa business unit and 1 percent growth in the Middle East & North Africa business unit.
In Europe, unit case volume was even. The group's unit case volume in still beverages increased 3 percent and sparkling beverage unit case volume declined 1 percent. The group's volume in sparkling beverages included a decline of 2 percent in Trademark Coca-Cola, partially offset by 4 percent growth in Trademark Fanta and 3 percent growth in Trademark Sprite. Growth in still beverages was driven by packaged water, teas and sports drinks.
Unit case volume in Latin America increased 1 percent, reflecting a decline of 1 percent in sparkling beverage volume and still beverage volume growth of 6 percent. The growth in the group's still beverages was led by our performance in packaged water, juices and juice drinks and teas. The group reported volume growth of 6 percent in the Mexico business unit, reflecting 6 percent growth in sparkling beverages and 7 percent growth in still beverages. Mexico's sparkling beverage unit case growth was led by 5 percent growth in Trademark Coca-Cola. The growth in the Mexico business unit was partially offset by unit case volume declines of 5 percent, 3 percent and 2 percent in the Brazil, South Latin and Latin Center business units, respectively.
In North America, unit case volume grew 1 percent, reflecting even sparkling beverage volume and still beverage volume growth of 4 percent. North America's volume in sparkling beverages included a 6 percent decline in Diet Coke offset by 2 percent growth in Trademark Sprite, 4 percent growth in Trademark Fanta and strong growth in energy drinks. The increase in still beverage volume reflected strong performance in packaged water, juices and juice drinks and teas.
Unit case volume in Asia Pacific increased 3 percent. Sparkling beverage volume was even, which included 3 percent growth in Trademark Coca-Cola and 1 percent growth in Trademark Fanta offset by a 6 percent decline in Trademark Sprite. The group's still beverage volume increased 6 percent, reflecting growth in packaged water, teas and coffee, partially offset by a decline in juices and juice drinks. Unit case volume in India grew 6 percent and Japan reported unit case volume growth of 4 percent, led by growth in coffee, teas and packaged water. Unit case volume in the Philippines and Indonesia grew 14 percent and 16 percent, respectively. The growth in these countries was partially offset by a unit case volume decline of 5 percent in China.
Unit case volume for Bottling Investments decreased 9 percent. This decrease primarily reflects the deconsolidation of our German bottling operations in June 2016, the decline in China as well as a decline in CCR's unit case volume of 13 percent. The decline in CCR's unit case volume is primarily driven by North America refranchising activities. The unfavorable impact of these items on the group's unit case volume results was partially offset by growth in India and other markets where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 33 percent and 66 percent of the unit case volume in China and India, respectively. CCR accounted for 66 percent of the total bottler-distributed unit case volume in North America.
Concentrate Sales Volume
During the three months ended July 1, 2016, worldwide unit case volume was even and concentrate sales volume declined 1 percent compared to the three months ended July 3, 2015. During the six months ended July 1, 2016, worldwide unit case volume grew 1 percent and concentrate sales volume was even compared to the six months ended July 3, 2015. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the six months ended July 1, 2016 was primarily due to having one less day during the first quarter of 2016 when compared to the first quarter of 2015. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in a reporting period. In addition, concentrate sales growth in the Eurasia and Africa, Europe and North America operating segments during the three and six months ended July 1, 2016 were impacted by structural changes.

Net Operating Revenues
Three Months Ended July 1, 2016 versus Three Months Ended July 3, 2015
The Company's net operating revenues decreased $617 million.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2016 versus 2015
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	—%	(5)%	3%	(3)%	(5)%
Eurasia & Africa	—%	(3)%	7%	(10)%	(6)%
Europe	(1)	(4)	3	—	(2)
Latin America	1	—	15	(20)	(4)
North America	1	(1)	2	—	2
Asia Pacific	(2)	(1)	—	1	(2)
Bottling Investments	(2)	(11)	2	(1)	(12)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 3 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa — favorable price mix in most of the segment's business units, partially offset by unfavorable geographic mix;

•	Europe — favorable price and product mix;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in several markets, partially offset by unfavorable geographic mix;

•	North America — favorably impacted as a result of price increases and product and package mix; and

•	Bottling Investments — favorably impacted as a result of price increases and geographic mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 3 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, U.K. pound sterling, Brazilian real, Mexican peso and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and the Japanese yen, which had a favorable impact on our Europe, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Six Months Ended July 1, 2016 versus Six Months Ended July 3, 2015
The Company's net operating revenues decreased $1,046 million.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2016 versus 2015
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	—%	(3)%	2%	(4)%	(5)%
Eurasia & Africa	(1)%	(3)%	5%	(11)%	(10)%
Europe	(1)	(3)	2	1	(1)
Latin America	1	—	13	(22)	(8)
North America	—	(1)	3	—	2
Asia Pacific	2	(2)	(2)	(1)	(3)
Bottling Investments	(1)	(6)	1	(2)	(8)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 2 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Eurasia and Africa — favorable price mix in most of the segment's business units and favorable geographic mix;

•	Europe — favorable price and product mix;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in several markets, partially offset by unfavorable geographic mix;

•	North America — favorably impacted as a result of price increases and product and package mix; and

•	Asia Pacific — unfavorable product and channel mix.
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
Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; and foreign currency fluctuations. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have an unfavorable impact on 2016 full year net operating revenues. Based on current spot rates and our hedging coverage in place, we expect currencies will continue to have an unfavorable impact on net operating revenues through the end of the year.

Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our Bottling Investments operating segment, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three and six months ended July 1, 2016, the Company recorded gains of $61 million and $81 million, respectively, in the line item cost of goods sold in our condensed consolidated statements of income related to the changes in the fair value of these derivative instruments. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin increased to 61.3 percent for the three months ended July 1, 2016, compared to 60.9 percent for the three months ended July 3, 2015. The increase was primarily due to the impact of positive price mix, lower commodity costs and favorable geographic mix, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and acquisitions and divestitures. Our gross profit margin decreased to 60.9 percent for the six months ended July 1, 2016, compared to 61.3 percent for the six months ended July 3, 2015. The decrease was primarily due to the unfavorable impact of foreign currency exchange rate fluctuations and acquisitions and divestitures, partially offset by the impact of positive price mix and lower commodity costs. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Stock-based compensation expense	$50	$57	$119	$117
Advertising expenses	1,002	1,100	1,905	2,007
Selling and distribution expenses[1]	1,355	1,560	2,751	3,084
Other operating expenses	1,505	1,487	2,898	3,075
Total	$3,912	$4,204	$7,673	$8,283
1 Includes operating expenses as well as general and administrative expenses primarily related to our Bottling Investments operating segment.
During the three and six months ended July 1, 2016, selling, general and administrative expenses decreased $292 million and $610 million, respectively, versus the prior year comparable periods. During the three and six months ended July 1, 2016, fluctuations in foreign currency exchange rates decreased total selling, general and administrative expenses by 2 percent and 3 percent, respectively. Advertising expenses during the three and six months ended July 1, 2016 decreased by 3 percent and 4 percent, respectively, as a result of foreign currency exchange fluctuations. The decreases in advertising expenses during the three and six months ended July 1, 2016 were also impacted by the timing of expenses as well as the impact of acquisitions and divestitures. The decreases in selling and distribution expenses during the three and six months ended July 1, 2016 reflect the impact of acquisitions and divestitures. Foreign currency exchange rate fluctuations have a more significant impact on both advertising and other operating expenses as compared to our selling and distribution expenses since they are generally transacted in local currency. Our selling and distribution expenses are primarily related to our Company-owned bottling operations, of which the majority of expenses are attributable to CCR and are primarily denominated in U.S. dollars. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the acquisitions and divestitures.
During the six months ended July 1, 2016, the Company contributed $502 million to our pension plans, and we anticipate making additional contributions of approximately $21 million to our pension plans during the remainder of 2016. Our full year pension expense is currently expected to decrease by approximately $200 million compared to 2015. Effective January 1, 2016, the Company changed the method used to calculate the service and interest components of pension expense and will measure these costs by applying the specific spot rates along the yield curve to the plans’ projected cash flows. The anticipated decrease in 2016 pension expense is primarily due to settlement and special termination costs incurred in 2015 of $169 million, the new method to calculate service and interest costs, an increase in the weighted-average discount rate used to calculate the Company's benefit obligations and the impact of the 2016 contributions the Company made to U.S. pension plans. The impact of these items will be partially offset by unfavorable asset performance compared to our expected return in 2015 and a decrease in the expected return on assets for U.S. plans.

As of July 1, 2016, we had $359 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.7 years. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Eurasia & Africa	$1	$3	$—	$15
Europe	—	—	4	(11)
Latin America	(1)	3	(1)	36
North America	27	31	58	73
Asia Pacific	—	2	1	(2)
Bottling Investments	119	144	384	210
Corporate	151	486	162	581
Total	$297	$669	$608	$902
During the three months ended July 1, 2016, the Company recorded other operating charges of $297 million. These charges primarily consisted of $65 million due to the Company's productivity and reinvestment program and $41 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $52 million related to costs incurred to refranchise our North America bottling territories. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation and charges of $32 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the costs related to the North America refranchising. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the six months ended July 1, 2016, the Company recorded other operating charges of $608 million. These charges primarily consisted of $128 million due to the Company's productivity and reinvestment program and $240 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $97 million related to costs incurred to refranchise our North America bottling operations. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation and charges of $33 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the costs related to the North America refranchising. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the three months ended July 3, 2015, the Company incurred other operating charges of $669 million, which included charges of $92 million due to the Company's productivity and reinvestment program and $94 million due to the integration of our German bottling operations. In addition, the Company recorded an impairment charge of $380 million primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements and see below for additional information on our productivity, integration and restructuring initiatives. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster Transaction. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
During the six months ended July 3, 2015, the Company incurred other operating charges of $902 million. These charges consisted of $182 million due to the Company's productivity and reinvestment program and $129 million due to the integration of our German bottling operations. In addition, the Company recorded an impairment charge of $380 million primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction and incurred a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation. The Company also incurred a charge of $108 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark primarily due to changes in exchange rates as a result of the establishment of the new open market exchange system. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster Transaction. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information on the Venezuelan currency change. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
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
We have incurred total pretax expenses of $2,184 million since the initiative commenced in 2012. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
Integration of Our German Bottling Operations
In 2008, the Company began the integration of our German bottling operations acquired in 2007. The Company incurred total pretax expenses of $1,367 million as a result of this initiative, primarily related to involuntary terminations. During the three months ended July 1, 2016, the Company deconsolidated our German bottling operations. Refer to Note 2 and Note 11 of Notes to Condensed Consolidated Financial Statements.
Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Eurasia & Africa	8.7%	10.8%	9.7%	11.5%
Europe	28.3	33.0	30.0	32.1
Latin America	17.9	20.7	20.7	22.8
North America	25.7	29.8	26.3	26.7
Asia Pacific	26.5	30.0	26.2	27.0
Bottling Investments	7.5	6.5	1.9	3.2
Corporate	(14.6)	(30.8)	(14.8)	(23.3)
Total	100.0%	100.0%	100.0%	100.0%

Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Consolidated	24.8%	20.9%	22.9%	21.1%
Eurasia & Africa	40.6%	42.1%	42.1%	43.0%
Europe	62.2	65.2	63.3	66.0
Latin America	55.6	54.9	56.3	55.1
North America	43.8	50.6	42.5	46.6
Asia Pacific	54.1	53.8	52.3	50.8
Bottling Investments	3.9	2.6	0.9	1.3
Corporate	*	*	*	*

*	Calculation is not meaningful.
Three Months Ended July 1, 2016 versus Three Months Ended July 3, 2015
During the three months ended July 1, 2016 and July 3, 2015, the Company’s operating income was unfavorably impacted by the refranchising of territories in North America, which unfavorably impacted our Bottling Investments operating segment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on North America refranchising. During the three months ended July 1, 2016, the Company's operating income was unfavorably impacted by the sale of the Company’s energy brands as part of the Monster Transaction which closed on June 12, 2015. The sale of the energy brands unfavorably impacted our Eurasia and Africa, Europe, Latin America, North America and Asia Pacific operating segments. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster Transaction.
During the three months ended July 1, 2016, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 7 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, U.K. pound sterling, Brazilian real, Mexican peso and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and the Japanese yen, which had a favorable impact on our Europe, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Eurasia and Africa segment reported operating income of $248 million and $275 million for the three months ended July 1, 2016 and July 3, 2015, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange rates of 12 percent partially offset by favorable price mix in most of the segment's business units.
Operating income for Europe for the three months ended July 1, 2016 and July 3, 2015, was $808 million and $836 million, respectively. The Europe segment was unfavorably impacted by acquisitions and divestitures, partially offset by favorable price mix.
Latin America reported operating income of $512 million and $525 million for the three months ended July 1, 2016 and July 3, 2015, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 29 percent. The impact of the exchange rate fluctuations was partially offset by favorable price mix.
Operating income for North America for the three months ended July 1, 2016 and July 3, 2015, was $735 million and $754 million, respectively. The decrease in the segment's operating income was due to the impact of acquisitions and divestitures, partially offset by price increases and favorable package mix.
Asia Pacific's operating income for the three months ended July 1, 2016 and July 3, 2015, was $758 million and $761 million, respectively. Operating income for the segment reflects the unfavorable impact of foreign currency exchange rate fluctuations of 1 percent.
Operating income for our Bottling Investments segment for the three months ended July 1, 2016 and July 3, 2015, was $216 million and $164 million, respectively. The Bottling Investments segment was favorably impacted by price mix and a decrease in other operating charges, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations of 4 percent and the impact of acquisitions and divestitures.
The Corporate segment's operating loss for the three months ended July 1, 2016 and July 3, 2015, was $418 million and $780 million, respectively. Operating loss in 2016 was favorably impacted by a decrease in other operating charges and foreign currency exchange rate fluctuations of 3 percent.

Six Months Ended July 1, 2016 versus Six Months Ended July 3, 2015
During the six months ended July 1, 2016 and July 3, 2015, the Company’s operating income was unfavorably impacted by the refranchising of additional territories in North America, which unfavorably impacted our Bottling Investments operating segment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising. During the six months ended July 1, 2016, the Company's operating income was unfavorably impacted by the sale of the Company’s energy brands as part of the Monster Transaction which closed on June 12, 2015. The sale of the energy brands unfavorably impacted our Eurasia and Africa, Europe, Latin America, North America and Asia Pacific operating segments. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster Transaction.
During the six months ended July 1, 2016, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 10 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Asia Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Eurasia and Africa segment reported operating income of $484 million and $554 million for the six months ended July 1, 2016 and July 3, 2015, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange rates of 14 percent as well as the impact of the acquisitions and divestitures, partially offset by favorable price mix in most of the segment's business units.
Operating income for Europe for the six months ended July 1, 2016 and July 3, 2015, was $1,499 million and $1,552 million, respectively. The Europe segment was unfavorably impacted by an increase in other operating charges and the impact of acquisitions and divestitures, partially offset by favorable price mix.
Latin America reported operating income of $1,035 million and $1,103 million for the six months ended July 1, 2016 and July 3, 2015, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 30 percent. The impact of the exchange rate fluctuations was partially offset by favorable price mix and a decrease in other operating charges.
Operating income for North America for the six months ended July 1, 2016 and July 3, 2015, was $1,316 million and $1,289 million, respectively. The increase in the segment's operating income was due to price increases, favorable package mix and a decrease in other operating charges, partially offset by the impact of acquisitions and divestitures.
Asia Pacific's operating income for the six months ended July 1, 2016 and July 3, 2015, was $1,309 million and $1,305 million, respectively. Operating income for the segment reflects an increase in concentrate sales partially offset by the unfavorable impact of foreign currency exchange rate fluctuations of 2 percent and the impact of acquisitions and divestitures.
Operating income for our Bottling Investments segment for the six months ended July 1, 2016 and July 3, 2015, was $98 million and $154 million, respectively. The Bottling Investments segment was unfavorably impacted by an increase in other operating charges and the impact of acquisitions and divestitures.
The Corporate segment's operating loss for the six months ended July 1, 2016 and July 3, 2015, was $741 million and $1,126 million, respectively. Operating loss in 2016 was favorably impacted by a decrease in other operating charges partially offset by the unfavorable impact of foreign currency exchange rate fluctuations of 3 percent.
Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended July 1, 2016, interest income was $164 million, compared to $149 million during the three months ended July 3, 2015, an increase of $15 million. During the six months ended July 1, 2016, interest income was $308 million, compared to $304 million during the six months ended July 3, 2015, an increase of $4 million. These increases primarily reflect higher cash balances and higher average interest rates in certain of our international locations, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.

Interest Expense
During the three months ended July 1, 2016, interest expense was $162 million, compared to $128 million during the three months ended July 3, 2015, an increase of $34 million. This increase primarily reflects the impact of additional long-term debt the Company issued during the three months ended July 1, 2016 and interest rate swaps on our fixed-rate debt.
During the six months ended July 1, 2016, interest expense was $303 million, compared to $575 million during the six months ended July 3, 2015, a decrease of $272 million. Interest expense during the six months ended July 1, 2016 included the impact of recently issued long-term debt and interest rate swaps on our fixed-rate debt. The interest expense during the six months ended July 3, 2015 includes charges of $320 million the Company recorded on the early extinguishment of certain long-term debt. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended July 1, 2016 versus Three Months Ended July 3, 2015
During the three months ended July 1, 2016, equity income was $305 million, compared to equity income of $200 million during three months ended July 3, 2015, an increase of $105 million. This increase reflects, among other items, more favorable operating results reported by several of our equity method investees as well as the deconsolidation of the Company's German bottling operations in May 2016, which resulted in the Company beginning to account for its newly acquired investment in CCEP under the equity method of accounting. The favorable impact of these items was partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the deconsolidation of our German bottling operations.
The Company recorded net charges of $18 million and $9 million in the line item equity income (loss) — net during the three months ended July 1, 2016 and July 3, 2015, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees.
Six Months Ended July 1, 2016 versus Six Months Ended July 3, 2015
During the six months ended July 1, 2016, equity income was $397 million, compared to equity income of $202 million during the six months ended July 3, 2015, an increase of $195 million. This increase reflects, among other items, more favorable operating results reported by several of our equity method investees as well as the deconsolidation of the Company's German bottling operations in May 2016, which resulted in the Company beginning to account for its newly acquired investment in CCEP under the equity method of accounting. The favorable impact of these items was partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the deconsolidation of our German bottling operations.
The Company recorded net charges of $21 million and $82 million in the line item equity income (loss) — net during the six months ended July 1, 2016 and July 3, 2015, respectively. These amounts represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees, including charges incurred during the six months ended July 3, 2015 by an equity method investee due to changes in the Venezuelan bolivar exchange rates. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation.
Other Income (Loss) — Net
Three Months Ended July 1, 2016 versus Three Months Ended July 3, 2015
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

During the three months ended July 1, 2016, other income (loss) — net was income of $1,133 million. This income included a noncash gain of $1,323 million due to the deconsolidation of our German bottling operations partially offset by noncash losses of $199 million due to the refranchising of territories in North America. Other income (loss) — net also included dividend income of $23 million and foreign currency exchange losses of $28 million. None of the other items included in other income (loss) — net during the three months ended July 1, 2016 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the deconsolidation of the German bottling operations and the North America refranchising.
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
Six Months Ended July 1, 2016 versus Six Months Ended July 3, 2015
During the six months ended July 1, 2016, other income (loss) — net was income of $791 million. This income included a noncash gain of $1,323 million due to the deconsolidation of our German bottling operations and a gain of $18 million resulting from the Company's disposal of its investment in Keurig Green Mountain, Inc. ("Keurig"). These gains were partially offset by charges of $568 million related to the refranchising of territories in North America. Other income (loss) — net also included gains of $44 million related to trading securities and available-for-sale securities, dividend income of $38 million and foreign currency exchange losses of $82 million. None of the other items included in other income (loss) — net during the six months ended July 1, 2016 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the deconsolidation of the German bottling operations, the North America refranchising and the disposal of the Company's Keurig investment.
During the six months ended July 3, 2015, other income (loss) — net was income of $1,580 million. This income included a net gain of $1,402 million as a result of the Monster Transaction, primarily due to the difference in the recorded carrying value of the assets transferred, including an allocated portion of goodwill, compared to the value of the total assets and business acquired. Other income (loss) — net also included net foreign currency exchange gains of $199 million and dividend income of $56 million. This income was partially offset by charges of $33 million due to refranchising activities in North America and net losses of $30 million related to trading securities and available-for-sale securities. The net foreign currency exchange gains included a gain of $282 million associated with our euro-denominated debt partially offset by a charge of $27 million due to the initial remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. None of the other items included in other income (loss) — net during the six months ended July 3, 2015, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster Transaction and North America refranchising. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the charge due to the change in Venezuelan exchange rates.
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
The Company recorded income tax expense of $839 million (19.5 percent effective tax rate) and $1,250 million (28.7 percent effective tax rate) during the three months ended July 1, 2016 and July 3, 2015, respectively. The Company recorded income tax expense of $1,240 million (20.0 percent effective tax rate) and $1,665 million (26.3 percent effective tax rate) during the six months ended July 1, 2016 and July 3, 2015, respectively. The following table illustrates the income tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Six Months Ended
	July 1, 2016		July 3, 2015		July 1, 2016		July 3, 2015
Productivity and reinvestment program	$(24)	[1]	$(33)	[8]	$(45)	[1]	$(75)	[8]
Other productivity, integration and restructuring initiatives	—	[2]	—	[9]	—	[2]	—	[9]
Transaction gains and losses	26	[3]	474	[10]	(117)	[4]	464	[11]
Certain tax matters	83	[5]	16	[12]	77	[5]	—	[12]
Other — net	(45)	[6]	(38)	[13]	(46)	[7]	(168)	[14]

[1]
Related to charges of $65 million and $128 million during the three and six months ended July 1, 2016, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $41 million and $240 million during the three and six months ended July 1, 2016, respectively. These charges were due to the integration of our German bottling operations. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to a net gain of $1,040 million that primarily consisted of a $1,292 million net noncash gain related to the deconsolidation of our German bottling operations, partially offset by charges of $251 million related to $199 million of noncash losses due to the refranchising of territories in North America and $52 million related to costs incurred to refranchise our North America bottling territories. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to a net gain of $643 million that primarily consisted of a $1,292 million net noncash gain related to the deconsolidation of our German bottling operations and an $18 million gain related to the disposal of our investment in Keurig. These gains were partially offset by charges of $665 million related to $568 million of noncash losses due to the refranchising of territories in North America and $97 million related to costs incurred to refranchise our North America bottling territories. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[5]	Primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[6]
Related to charges of $125 million that included a $100 million cash contribution to The Coca-Cola Foundation, an $18 million charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and a $7 million charge due to tax litigation expense. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[7]
Related to charges of $131 million that included a $100 million cash contribution to The Coca-Cola Foundation, a $21 million charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and a $10 million charge due to tax litigation expense. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

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

[10]
Related to a net gain of $1,007 million that primarily consisted of a $1,402 million net gain related to the Monster Transaction, partially offset by a $380 million charge due to the impairment of certain trademark assets and $12 million of charges due to the refranchising of territories in North America. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[11]
Related to a net gain of $961 million that primarily consisted of a $1,402 million net gain related to the Monster Transaction, partially offset by a $380 million charge due to the impairment of certain trademark assets, $33 million of charges due to the refranchising of territories in North America, a $6 million additional charge related to the sale of a portion of our equity investment in a Brazilian bottling entity, and a $19 million charge related to the remeasurement of our equity interest in a South African bottler to fair value. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[12]
Primarily related to the settlement of certain prior year audit matters and amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[13]
Related to charges of $110 million that primarily included a $100 million cash contribution to The Coca-Cola Foundation and a $9 million charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[14]
Related to charges of $638 million that primarily consisted of a $100 million cash contribution to The Coca-Cola Foundation, $320 million associated with the early extinguishment of long-term debt, $27 million due to the remeasurement of the net monetary assets of our Venezeulan subsidiary into U.S. dollars using the SIMADI exchange rate, $108 million due to the write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark, and $82 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 1 and Note 10 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2016. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $8,340 million in lines of credit available for general corporate purposes as of July 1, 2016. These backup lines of credit expire at various times between 2016 and 2019.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the six months ended July 1, 2016. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $21.9 billion as of July 1, 2016. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds.
Net operating revenues in the United States were $10.0 billion for the six months ended July 1, 2016, or 46 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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

Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended July 1, 2016 and July 3, 2015, was $3,820 million and $5,118 million, respectively, a decrease of $1,298 million. This decrease includes the impact of $471 million in incremental contributions made to the Company's pension plans, one less day during the first quarter of 2016 and the unfavorable impact of currency exchange rates. The impact of these items was partially offset by lower income tax payments during the six months ended July 1, 2016.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended July 1, 2016 was $937 million compared to net cash used in investing activities of $3,756 million during the prior year comparable period, a decrease of $2,819 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the six months ended July 1, 2016, purchases of investments were $9,045 million and proceeds from disposals of investments were $9,518 million, resulting in a net cash inflow of $473 million. During the six months ended July 3, 2015, purchases of investments were $6,981 million and proceeds from disposals of investments were $6,316 million, resulting in a net cash outflow of $665 million. The proceeds during the six months ended July 1, 2016 included the disposal of the Company's investment in Keurig. The purchases during the six months ended July 3, 2015, included the Company's acquisition of additional shares in Keurig. The remaining activity primarily represents the purchases of and proceeds from short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on our investment in Keurig.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended July 1, 2016, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $723 million, which primarily related to our acquisition of Xiamen Culiangwang Beverage Technology Co., Ltd., a maker of plant-based protein beverages in China, and a minority investment in CHI Limited, a Nigerian producer of value-added dairy and juice beverages. During the six months ended July 3, 2015, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $2,284 million, which primarily included our equity investments in Monster and certain Indonesian bottling operations as well as our acquisition of bottling operations in South Africa. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the transactions during the six months ended July 1, 2016 and July 3, 2015.
Under the terms of the agreement related to our investment in CHI Limited, the Company is obligated to acquire the remaining ownership interest from the existing shareowners in 2019 based on an agreed-upon formula. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended July 1, 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $420 million, primarily related to proceeds from the refranchising of certain of our territories in North America. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information. During the six months ended July 3, 2015, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $413 million, which included proceeds related to the refranchising of certain of our territories in North America and cash received as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the six months ended July 1, 2016, were $1,044 million. The Company currently expects our 2016 full year capital expenditures to be approximately $2.5 billion to $3.0 billion, primarily in our Bottling Investments operating segment.
During the six months ended July 3, 2015, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $1,081 million.
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

Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances, share repurchases and dividends. Net cash used in financing activities during the six months ended July 1, 2016 totaled $783 million compared to net cash used in financing activities of $1,130 million during the prior year comparable period, a decrease of $347 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the six months ended July 1, 2016, the Company had issuances of debt of $15,947 million, which included $13,500 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $2,447 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances.
The Company made payments of debt of $12,750 million during the six months ended July 1, 2016, which included $898 million of payments related to commercial paper and short-term debt with maturities of 90 days or less, $11,823 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $29 million.
During the three and six months ended July 1, 2016, the Company issued Australian dollar- and U.S. dollar-denominated debt of AUD1,000 million and $1,725 million, respectively. The carrying value of this debt as of July 1, 2016 was $2,437 million. The general terms of the notes issued are as follows:

•	AUD450 million total principal amount of notes due June 9, 2020, at a fixed interest rate of 2.6 percent;

•	AUD550 million total principal amount of notes due June 11, 2024, at a fixed interest rate of 3.25 percent;

•	$225 million total principal amount of notes due November 16, 2017, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 0.05 percent;

•	$1,000 million total principal amount of notes due May 30, 2019, at a fixed interest rate of 1.375 percent; and

•	$500 million total principal amount of notes due June 1, 2026, at a fixed interest rate of 2.55 percent.
During the six months ended July 3, 2015, the Company issued €8,500 million of long-term debt. The general terms of the notes issued are as follows:

•	€2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.15 percent;

•	€2,000 million total principal amount of notes due September 9, 2019, at a variable interest rate equal to the three-month EURIBOR plus 0.23 percent;

•	€1,500 million total principal amount of notes due March 9, 2023, at a fixed interest rate of 0.75 percent;

•	€1,500 million total principal amount of notes due March 9, 2027, at a fixed interest rate of 1.125 percent; and

•	€1,500 million total principal amount of notes due March 9, 2035, at a fixed interest rate of 1.625 percent.
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
As of July 1, 2016, the carrying value of the Company's long-term debt included $384 million of fair value adjustments related to the debt assumed in connection with our acquisition of Old CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 21 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.

Issuances of Stock
During the six months ended July 1, 2016, the Company received cash proceeds from issuances of stock of $1,108 million, an increase of $698 million when compared to cash proceeds of $410 million from stock issuances during the six months ended July 3, 2015. This increase is primarily due to an increase in the exercise of stock options by Company employees.
Share Repurchases
During the six months ended July 1, 2016, the Company repurchased 48.8 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $44.82 per share, for a total cost of $2,187 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $2,156 million during the six months ended July 1, 2016. The total cash outflow for treasury stock during the first six months of 2016 includes treasury stock that was purchased and settled during the six months ended July 1, 2016, as well as stock purchased in December 2015 that settled in early 2016; however, it does not include treasury stock that was purchased but did not settle during the six months ended July 1, 2016. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the six months ended July 1, 2016, resulted in a net cash outflow of $1,048 million. During 2016, the Company expects to purchase between $2.0 billion and $2.5 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.
During the six months ended July 3, 2015, the Company repurchased 31.1 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $41.10 per share, for a total cost of $1,280 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the six months ended July 3, 2015, was $1,298 million. The total cash outflow for treasury stock during the first six months of 2015 includes treasury stock that was purchased and settled during the six months ended July 3, 2015, as well as stock purchased in December 2014 that settled in early 2015; however, it does not include treasury stock that was purchased but did not settle during the six months ended July 3, 2015. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the six months ended July 3, 2015, resulted in a net cash outflow of $888 million.
Dividends
The Company paid dividends of $3,017 million and $2,877 million during the six months ended July 1, 2016 and July 3, 2015, respectively.
Our Board of Directors approved the Company's regular quarterly dividend of $0.35 per share at its July 2016 meeting. This dividend is payable on October 3, 2016, to shareowners of record as of September 15, 2016.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three and six months ended July 1, 2016, by 7 percent and 10 percent, respectively. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have an unfavorable impact on our results through the end of the year.
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
Venezuela has been designated as a hyperinflationary economy. In February 2015, the Venezuelan government announced that the two previously used currency conversion mechanisms had been merged into a single mechanism called SICAD and introduced a new open market exchange rate system, SIMADI. Management determined that the SIMADI rate was the most appropriate legally available rate and remeasured the net monetary assets of our Venezuelan subsidiary, resulting in a charge of $27 million recorded in the line item other income (loss) — net in our condensed consolidated statement of income during the six months ended July 3, 2015.
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
During the six months ended July 1, 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which should be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The official and most preferential rate is now known as DIPRO and the SICAD rate has been eliminated. The Venezuelan government also announced that the SIMADI rate would be replaced by the DICOM rate, which will be allowed to float freely and is expected to fluctuate based on supply and demand. As a result, management determined that the DICOM rate was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary. As of July 1, 2016, the combined carrying value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $149 million.
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

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	July 1, 2016	December 31, 2015	Increase (Decrease)		Percent Change
Cash and cash equivalents	$9,647	$7,309	$2,338		32%
Short-term investments	11,755	8,322	3,433		41
Marketable securities	2,673	4,269	(1,596)		(37)
Trade accounts receivable — net	4,768	3,941	827		21
Inventories	3,005	2,902	103		4
Prepaid expenses and other assets	3,332	2,752	580		21
Assets held for sale	693	3,900	(3,207)		(82)
Equity method investments	16,215	12,318	3,897		32
Other investments	1,284	3,470	(2,186)		(63)
Other assets	4,370	4,110	260		6
Property, plant and equipment — net	12,663	12,571	92		1
Trademarks with indefinite lives	6,038	5,989	49		1
Bottlers' franchise rights with indefinite lives	5,616	6,000	(384)		(6)
Goodwill	11,204	11,289	(85)		(1)
Other intangible assets	831	854	(23)		(3)
Total assets	$94,094	$89,996	$4,098		5%
Accounts payable and accrued expenses	$10,235	$9,660	$575		6%
Loans and notes payable	13,901	13,129	772		6
Current maturities of long-term debt	4,895	2,676	2,219		83
Accrued income taxes	375	331	44		13
Liabilities held for sale	138	1,133	(995)		(88)
Long-term debt	29,252	28,311	941		3
Other liabilities	3,963	4,301	(338)		(8)
Deferred income taxes	4,497	4,691	(194)		(4)
Total liabilities	$67,256	$64,232	$3,024		5%
Net assets	$26,838	$25,764	$1,074	[1]	4%
1 Includes a decrease in net assets of $329 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•
Assets held for sale and liabilities held for sale decreased primarily due to the deconsolidation of the Company's German bottling operations which were previously classified as held for sale. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•	Equity method investments increased primarily as a result of the Company's new investment in CCEP. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Other investments decreased primarily due to the disposal of the Company's investment in Keurig, which was accounted for as an available-for-sale security. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Current maturities of long-term debt increased primarily due to a portion of the Company's long-term debt maturing within the next 12 months and being classified as current. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

•
Long-term debt increased due to the Company's recent issuances of Australian dollar- and U.S. dollar-denominated debt, partially offset by a portion of the Company's long-term debt maturing within the next 12 months and being classified as current. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 1, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended July 1, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2016.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended July 1, 2016, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
April 2, 2016 through April 29, 2016	12,195,083	$44.72	12,195,083	204,408,733
April 30, 2016 through May 27, 2016	7,221,117	$44.91	7,217,460	197,191,273
May 28, 2016 through July 1, 2016	8,054,510	$44.91	8,050,982	189,140,291
Total	27,470,710	$44.82	27,463,525
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below; and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling zero shares, 3,657 shares and 3,528 shares for the fiscal months of April, May and June 2016, respectively.
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

4.7	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.9	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.10	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.12	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.15	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.16	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.17	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.18	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.19	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.20	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.

4.21	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.22	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.23	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.24	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.25	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.26	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.27	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.28	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.29	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
10.1	Letter, dated May 18, 2016, from the Company to Brian J. Smith.
10.2	Letter, dated May 18, 2016, from the Company to John Murphy.
10.3	Letter, dated May 18, 2016, from the Company to Mario Alfredo Rivera Garcia.
10.4	Separation Agreement between Coca-Cola Pazarlama and Nathan Kalumbu, dated July 1, 2016.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 1, 2016 and July 3, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2016 and July 3, 2015, (iii) Condensed Consolidated Balance Sheets as of July 1, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2016 and July 3, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ LARRY M. MARK
Date:	July 28, 2016	Larry M. Mark Vice President and Controller (As Principal Accounting Officer)

/s/ MARK RANDAZZA
Date:	July 28, 2016	Mark Randazza Vice President and Assistant Controller (On behalf of the Registrant)

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

4.7	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.9	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.10	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.12	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.15	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.16	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.17	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.18	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.19	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.

4.20	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.21	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.22	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.23	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.24	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.25	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.26	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.27	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.28	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.29	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
10.1	Letter, dated May 18, 2016, from the Company to Brian J. Smith.
10.2	Letter, dated May 18, 2016, from the Company to John Murphy.
10.3	Letter, dated May 18, 2016, from the Company to Mario Alfredo Rivera Garcia.
10.4	Separation Agreement between Coca-Cola Pazarlama and Nathan Kalumbu, dated July 1, 2016.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 1, 2016 and July 3, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2016 and July 3, 2015, (iii) Condensed Consolidated Balance Sheets as of July 1, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2016 and July 3, 2015, and (v) Notes to Condensed Consolidated Financial Statements.