Form 10-Q
period 2016-09-30
COCA COLA CO
filed 2016-10-27
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding as of October 24, 2016
$0.25 Par Value	4,312,959,416 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
NET OPERATING REVENUES	$10,633	$11,427	$32,454	$34,294
Cost of goods sold	4,131	4,577	12,671	13,428
GROSS PROFIT	6,502	6,850	19,783	20,866
Selling, general and administrative expenses	4,009	4,207	11,682	12,490
Other operating charges	222	264	830	1,166
OPERATING INCOME	2,271	2,379	7,271	7,210
Interest income	164	155	472	459
Interest expense	182	138	485	713
Equity income (loss) — net	281	200	678	402
Other income (loss) — net	(1,106)	(871)	(315)	709
INCOME BEFORE INCOME TAXES	1,428	1,725	7,621	8,067
Income taxes	378	272	1,618	1,937
CONSOLIDATED NET INCOME	1,050	1,453	6,003	6,130
Less: Net income (loss) attributable to noncontrolling interests	4	4	26	16
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,046	$1,449	$5,977	$6,114
BASIC NET INCOME PER SHARE[1]	$0.24	$0.33	$1.38	$1.40
DILUTED NET INCOME PER SHARE[1]	$0.24	$0.33	$1.37	$1.39
DIVIDENDS PER SHARE	$0.35	$0.33	$1.05	$0.99
AVERAGE SHARES OUTSTANDING	4,315	4,349	4,322	4,357
Effect of dilutive securities	49	50	52	53
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,364	4,399	4,374	4,410
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
CONSOLIDATED NET INCOME	$1,050	$1,453	$6,003	$6,130
Other comprehensive income:
Net foreign currency translation adjustment	86	(1,266)	415	(3,544)
Net gain (loss) on derivatives	(101)	(236)	(666)	65
Net unrealized gain (loss) on available-for-sale securities	(82)	(608)	79	(1,701)
Net change in pension and other benefit liabilities	39	24	128	129
TOTAL COMPREHENSIVE INCOME (LOSS)	992	(633)	5,959	1,079
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	(5)	17	1
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$990	$(628)	$5,942	$1,078
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,147	$7,309
Short-term investments	11,265	8,322
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	22,412	15,631
Marketable securities	3,157	4,269
Trade accounts receivable, less allowances of $472 and $352, respectively	4,082	3,941
Inventories	2,751	2,902
Prepaid expenses and other assets	3,091	2,752
Assets held for sale	2,463	3,900
TOTAL CURRENT ASSETS	37,956	33,395
EQUITY METHOD INVESTMENTS	16,917	12,318
OTHER INVESTMENTS	1,110	3,470
OTHER ASSETS	4,526	4,110
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $10,122 and $9,783, respectively	11,172	12,571
TRADEMARKS WITH INDEFINITE LIVES	6,183	5,989
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	4,438	6,000
GOODWILL	10,865	11,289
OTHER INTANGIBLE ASSETS	760	854
TOTAL ASSETS	$93,927	$89,996
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,153	$9,660
Loans and notes payable	12,088	13,129
Current maturities of long-term debt	3,473	2,676
Accrued income taxes	396	331
Liabilities held for sale	682	1,133
TOTAL CURRENT LIABILITIES	27,792	26,929
LONG-TERM DEBT	31,663	28,311
OTHER LIABILITIES	3,984	4,301
DEFERRED INCOME TAXES	4,243	4,691
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	14,882	14,016
Reinvested earnings	66,457	65,018
Accumulated other comprehensive income (loss)	(10,209)	(10,174)
Treasury stock, at cost — 2,727 and 2,716 shares, respectively	(46,814)	(45,066)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	26,076	25,554
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	169	210
TOTAL EQUITY	26,245	25,764
TOTAL LIABILITIES AND EQUITY	$93,927	$89,996
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 30, 2016	October 2, 2015
OPERATING ACTIVITIES
Consolidated net income	$6,003	$6,130
Depreciation and amortization	1,323	1,443
Stock-based compensation expense	191	171
Deferred income taxes	(98)	212
Equity (income) loss — net of dividends	(417)	(150)
Foreign currency adjustments	193	(76)
Significant (gains) losses on sales of assets — net	364	(550)
Other operating charges	277	697
Other items	(205)	859
Net change in operating assets and liabilities	(908)	(346)
Net cash provided by operating activities	6,723	8,390
INVESTING ACTIVITIES
Purchases of investments	(12,733)	(12,006)
Proceeds from disposals of investments	13,210	10,403
Acquisitions of businesses, equity method investments and nonmarketable securities	(767)	(2,489)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	745	416
Purchases of property, plant and equipment	(1,561)	(1,670)
Proceeds from disposals of property, plant and equipment	92	50
Other investing activities	(319)	(117)
Net cash provided by (used in) investing activities	(1,333)	(5,413)
FINANCING ACTIVITIES
Issuances of debt	22,667	34,298
Payments of debt	(20,406)	(30,159)
Issuances of stock	1,295	732
Purchases of stock for treasury	(2,509)	(1,966)
Dividends	(3,028)	(4,313)
Other financing activities	198	230
Net cash provided by (used in) financing activities	(1,783)	(1,178)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	231	(774)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	3,838	1,025
Balance at beginning of period	7,309	8,958
Balance at end of period	$11,147	$9,983
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2016 and 2015 ended on September 30, 2016 and October 2, 2015, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Effective January 1, 2016, we transferred Coca-Cola Refreshments' ("CCR") bottling and associated supply chain operations in the United States and Canada from our North America segment to our Bottling Investments segment. Additionally, effective August 1, 2016, the Company formed a new Europe, Middle East and Africa operating group consisting of the business units that were previously included in the Europe and the Eurasia and Africa operating groups. As a result, our organizational structure consists of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. Accordingly, all prior period segment information presented herein has been revised to reflect these changes in our organizational structure.
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
For interim reporting purposes, we allocate our estimated full year marketing expenditures that benefit multiple interim periods to each of our interim reporting periods. We use the proportion of each interim period's actual unit case volume to the estimated full year unit case volume as the basis for the allocation. This methodology results in our marketing expenditures being recognized at a standard rate per unit case. At the end of each interim reporting period, we review our estimated full year unit case volume and our estimated full year marketing expenditures that benefit multiple interim periods in order to evaluate if a change in estimate is necessary. The impact of any changes in these full year estimates is recognized in the interim period in which the change in estimate occurs. Our full year marketing expenditures are not impacted by this interim accounting policy.
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
During the nine months ended September 30, 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which should be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The official and most preferential rate is now known as DIPRO and the SICAD rate has been eliminated. The Venezuelan government also announced that the SIMADI rate would be replaced by the DICOM rate, which will be allowed to float freely and is expected to fluctuate based on supply and demand. As a result, management determined that the DICOM rate was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. As a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expected to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded a write-down of $76 million during the three and nine months ended September 30, 2016. We recorded a write-down of $56 million during the nine months ended October 2, 2015. These write-downs were recorded in the line item other operating charges in our condensed consolidated statements of income.
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
As of September 30, 2016, the combined carrying value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $88 million. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion. As a result of the newly announced floating DICOM rate, the Company expects to continue to record losses on foreign currency exchange, may incur additional write-downs of receivables or impairment charges and will continue to record our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The standard was retrospectively adopted by the Company on January 1, 2016. As a result, $96 million and $1 million of debt issuance costs at December 31, 2015, were reclassified to long-term debt and current maturities of long-term debt, respectively, from other assets.

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for the Company beginning January 1, 2018 and will require us to recognize any changes in the fair value of certain equity investments in net income. These changes are currently recognized in other comprehensive income ("OCI").
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
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company beginning January 1, 2017 and will require us to recognize excess tax benefits and tax deficiencies in the consolidated income statement when the awards vest or are settled. These changes are currently recognized in capital surplus in our consolidated balance sheet. Additionally, the guidance requires excess tax benefits to be presented as an operating activity in the statement of cash flows rather than as a financing activity.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and we are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the nine months ended September 30, 2016, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $767 million, which primarily related to our acquisition of Xiamen Culiangwang Beverage Technology Co., Ltd. ("China Green"), a maker of plant-based protein beverages in China, and a minority investment in CHI Limited ("CHI"), a Nigerian producer of value-added dairy and juice beverages, which is accounted for under the equity method of accounting. Under the terms of the agreement for our investment in CHI, the Company is obligated to acquire the remaining ownership interest from the existing shareowners in 2019 based on an agreed-upon formula.
During the nine months ended October 2, 2015, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $2,489 million, which primarily related to our strategic partnership with Monster Beverage Corporation ("Monster") and an investment in a bottling partner in Indonesia that is accounted for under the equity method of accounting. The bottling partner in Indonesia is a subsidiary of Coca-Cola Amatil Limited, an equity method investee. We also acquired the remaining outstanding shares of a bottling partner in South Africa ("South African bottler"), which was previously accounted for as an equity method investment. We remeasured our previously held equity interest in the South African bottler to fair value upon the close of the transaction and recorded a loss on the remeasurement of $19 million during the nine months ended October 2, 2015. This bottler was deconsolidated in conjunction with the Coca-Cola Beverages Africa Limited transaction discussed further below.

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
Divestitures
During the nine months ended September 30, 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $745 million, primarily related to proceeds from the refranchising of certain of our territories in North America.
During the nine months ended October 2, 2015, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $416 million, related to proceeds from the refranchising of certain of our territories in North America and proceeds from the sale of a 10 percent interest in a Brazilian bottling partner as a result of the majority owners exercising their right to acquire additional shares from us.
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
Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories to the respective bottlers in exchange for cash. These rights include, where applicable, the distribution rights acquired from Monster in 2015 for the respective territories. During the nine months ended September 30, 2016 and October 2, 2015, cash proceeds from these sales totaled $732 million and $217 million, respectively. Included in the cash proceeds for the nine months ended September 30, 2016 and October 2, 2015 was $181 million and $51 million, respectively, from Coca-Cola Bottling Co. Consolidated ("CCBCC"), an equity method investee.
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

We recognized losses of $1,089 million and $794 million during the three months ended September 30, 2016 and October 2, 2015, respectively. During the nine months ended September 30, 2016 and October 2, 2015, we recognized losses of $1,657 million and $827 million, respectively. These losses primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale and were included in the line item other income (loss) — net in our condensed consolidated statements of income. See further discussion of assets and liabilities held for sale below. We expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
During the three and nine months ended September 30, 2016, the Company incurred $17 million of expense related to payments made to certain of our unconsolidated bottling partners in order to convert their bottling agreements to a CBA with additional requirements ("Final Form CBA"). The additional requirements include a binding national governance model, mandatory incidence pricing and additional core performance requirements, among other things. As a result of these conversions, the legacy territories and previously refranchised territories for each of the related bottling partners will be governed under the same Final Form CBA, which will provide consistency across their territories and, as bottling agreements held by other U.S. bottlers are also converted, across the U.S. bottling system. The expense related to these payments was included in the line item other income (loss) — net in our condensed consolidated statement of income during the three and nine months ended September 30, 2016.
Coca-Cola European Partners
In August 2015, the Company entered into an agreement to merge our German bottling operations with Coca-Cola Enterprises, Inc. ("CCE") and Coca-Cola Iberian Partners, S.A.U., formerly known as Coca-Cola Iberian Partners, S.A. ("CCIP"), to create Coca-Cola European Partners plc ("CCEP"). As of December 31, 2015, our German bottling operations were classified as held for sale. On May 28, 2016, the transaction closed and we exchanged our German bottling operations for an 18 percent interest in CCEP. As a result of recording our interest in CCEP at fair value based on its quoted market price, the deconsolidation of our German bottling operations, and the related reversal of its cumulative translation adjustments, we recognized a gain of $1,400 million. This gain was partially offset by a $77 million loss incurred as a result of reclassifying losses related to our net investment hedges of our German bottling operations from accumulated other comprehensive income (loss) ("AOCI") into earnings as well as transaction costs incurred resulting in a net gain of $1,288 million during the nine months ended September 30, 2016. Refer to Note 8. With the exception of the transaction costs, the net gain was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. The Company accounts for its 18 percent interest in CCEP as an equity method investment based on our equity ownership percentage, our representation on CCEP's Board of Directors and other governance rights.
Coca-Cola Beverages Africa Limited
In November 2014, the Company, SABMiller plc and Gutsche Family Investments entered into an agreement to combine the bottling operations of each of the parties' nonalcoholic ready-to-drink beverage businesses in Southern and East Africa. In connection with the July 2, 2016 closing of the transaction to form the new bottler, which is called Coca-Cola Beverages Africa Limited ("CCBA"), the Company: (1) contributed its South African bottling operations to CCBA, which included certain wholly owned subsidiaries and an equity method investment, (2) paid $150 million in cash, (3) obtained a 12 percent interest in CCBA and a 3 percent interest in CCBA's South African subsidiary and (4) acquired several trademarks that are generally indefinite-lived.
As a result of recording our interests in CCBA and its South African subsidiary at fair value, the deconsolidation of our South African bottling operations, the derecognition of the equity method investment, and the reversal of related cumulative translation adjustments, we recognized a loss of $21 million. The fair values of the equity investments in CCBA and CCBA's South African subsidiary along with the acquired trademarks were determined using income approaches, including discounted cash flow models, and the Company believes the inputs and assumptions used are consistent with those hypothetical marketplace participants would use. The loss recognized resulted primarily from the reversal of the related cumulative translation adjustments. This loss is recorded in the line item other income (loss) — net in our condensed consolidated statement of income during the three and nine months ended September 30, 2016.

Through the Company's 12 percent interest in CCBA, the Company is represented by two directors on CCBA's 10-member Board of Directors. Based on the level of equity ownership, the Company’s representation on the Board of Directors and other governance rights, the Company is accounting for its interests in CCBA and CCBA's South African subsidiary as equity method investments. The Company’s interest in CCBA provides it with a call option to acquire the ownership interest of SABMiller plc at fair value upon the occurrence of certain events, including upon a change in control of SABMiller plc, and the Company exercised that option on October 10, 2016. Refer to Note 16 for more information.
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
In March 2016, a JAB Holding Company-led investor group acquired Keurig for $92 per share. The Company received proceeds of $2,380 million, which were recorded in the line item proceeds from disposals of investments in our condensed consolidated statement of cash flows, and recorded a gain of $18 million related to the disposal of our shares of Keurig in the line item other income (loss) — net in our condensed consolidated statement of income during the nine months ended September 30, 2016.
Assets and Liabilities Held for Sale
North America Refranchising
As of September 30, 2016, the Company had entered into agreements, or otherwise approved plans, to refranchise additional territories in North America. For territories that met the criteria to be classified as held for sale, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company expects that these territories will be refranchised within the next 12 months.
Refranchising of China Bottling Operations
In July 2016, the asset group that includes the Company-owned bottling operations in China and a related cost method investment met the criteria to be classified as held for sale. We were not required to record these assets and liabilities at fair value less any costs to sell because their fair value approximates our carrying value.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheets (in millions):

	September 30, 2016		December 31, 2015
Cash, cash equivalents and short-term investments	$68		$143
Trade accounts receivable, less allowances	80		485
Inventories	188		276
Prepaid expenses and other assets	85		83
Equity method investments	—		92
Other investments	42		—
Other assets	19		25
Property, plant and equipment — net	1,548		2,021
Bottlers' franchise rights with indefinite lives	1,171		1,020
Goodwill	337		333
Other intangible assets	40		115
Allowance for reduction of assets held for sale	(1,115)		(693)
Total assets	$2,463	[1]	$3,900	[3]
Accounts payable and accrued expenses	$328		$712
Current maturities of long-term debt	—		12
Accrued income taxes	14		4
Long-term debt	—		74
Other liabilities	1		79
Deferred income taxes	339		252
Total liabilities	$682	[2]	$1,133	[4]
1 Consists of total assets relating to North America refranchising of $884 million, China bottling operations of $1,562 million and other assets held for sale of $17 million, which are included in the Bottling Investments and Corporate operating segments.

[2]	Consists of total liabilities relating to North America refranchising of $253 million and China bottling operations of $429 million, which are included in the Bottling Investments operating segment.
3 Consists of total assets relating to CCEP of $2,894 million, North America refranchising of $589 million, Coca-Cola Beverages Africa Limited of $398 million and other assets held for sale of $19 million, which are included in the Bottling Investments, Europe, Middle East and Africa, and Corporate operating segments.

[4]
Consists of total liabilities relating to CCEP of $924 million, North America refranchising of $123 million and Coca-Cola Beverages Africa Limited of $86 million, which are included in the Bottling Investments and Europe, Middle East and Africa operating segments.

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
Trading Securities
As of September 30, 2016 and December 31, 2015, our trading securities had a fair value of $379 million and $322 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $37 million and $19 million as of September 30, 2016 and December 31, 2015, respectively.
The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	September 30, 2016	December 31, 2015
Marketable securities	$277	$229
Other assets	102	93
Total	$379	$322
Available-for-Sale and Held-to-Maturity Securities
As of September 30, 2016 and December 31, 2015, the Company did not have any held-to-maturity securities. As of September 30, 2016, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$1,266	$484	$(35)	$1,715
Debt securities	4,792	113	(15)	4,890
Total	$6,058	$597	$(50)	$6,605
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2015, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$3,573	$485	$(84)	$3,974
Debt securities	4,593	64	(25)	4,632
Total	$8,166	$549	$(109)	$8,606
1 Refer to Note 14 for additional information related to the estimated fair value.

The sale and/or maturity of available-for-sale securities resulted in the following realized activity (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Gross gains	$21	$44	$131	$85
Gross losses	(6)	(15)	(42)	(27)
Proceeds	2,072	1,016	8,889	3,320
As of September 30, 2016 and December 31, 2015, the Company had investments classified as available-for-sale in which our cost basis exceeded the fair value of our investment. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
The Company uses two of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captives are required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of September 30, 2016 and December 31, 2015, the Company's available-for-sale securities included solvency capital funds of $976 million and $804 million, respectively.
The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$1,635	$361
Marketable securities	2,880	4,040
Other investments	967	3,280
Other assets	1,123	925
Total	$6,605	$8,606
The contractual maturities of these available-for-sale securities as of September 30, 2016 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$1,994	$1,994
After 1 year through 5 years	2,277	2,336
After 5 years through 10 years	186	204
After 10 years	335	356
Equity securities	1,266	1,715
Total	$6,058	$6,605
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.

Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of September 30, 2016 and December 31, 2015. Our cost method investments had carrying values of $143 million and $190 million as of September 30, 2016 and December 31, 2015, respectively.
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

	September 30, 2016	December 31, 2015
Raw materials and packaging	$1,513	$1,564
Finished goods	952	1,032
Other	286	306
Total inventories	$2,751	$2,902
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	September 30, 2016	December 31, 2015
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$283	$572
Foreign currency contracts	Other assets	155	246
Commodity contracts	Prepaid expenses and other assets	—	1
Interest rate contracts	Prepaid expenses and other assets	20	20
Interest rate contracts	Other assets	290	62
Total assets		$748	$901
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$153	$51
Foreign currency contracts	Other liabilities	60	75
Interest rate contracts	Accounts payable and accrued expenses	98	53
Interest rate contracts	Other liabilities	69	231
Total liabilities		$380	$410
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
2 Refer to Note 14 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	September 30, 2016	December 31, 2015
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$198	$105
Foreign currency contracts	Other assets	4	241
Commodity contracts	Prepaid expenses and other assets	22	2
Commodity contracts	Other assets	1	1
Other derivative instruments	Prepaid expenses and other assets	—	17
Other derivative instruments	Other assets	1	3
Total assets		$226	$369
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$47	$59
Foreign currency contracts	Other liabilities	9	9
Commodity contracts	Accounts payable and accrued expenses	41	154
Commodity contracts	Other liabilities	1	19
Interest rate contracts	Other liabilities	2	1
Other derivative instruments	Accounts payable and accrued expenses	6	5
Other derivative instruments	Other liabilities	1	2
Total liabilities		$107	$249
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $6,783 million and $10,383 million as of September 30, 2016 and December 31, 2015, respectively.

The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of the foreign currency denominated debt due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. During the nine months ended October 2, 2015, the Company discontinued the cash flow hedge relationships related to swaps that had a notional amount of $2,590 million. Upon discontinuance, the Company recognized a loss of $92 million in OCI, which will be reclassified from AOCI into interest expense over the remaining life of the debt, a weighted-average period of approximately 10 years. The Company did not discontinue any cash flow hedging relationships during the three and nine months ended September 30, 2016. The total notional values for the Company's cross-currency swaps were $1,851 million and $566 million as of September 30, 2016 and December 31, 2015, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for the Company's commodity cash flow hedging program were $3 million and $8 million as of September 30, 2016 and December 31, 2015, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of the interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $1,500 million and $3,328 million as of September 30, 2016 and December 31, 2015, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended September 30, 2016 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(48)	Net operating revenues	$141	$(2)
Foreign currency contracts	9	Cost of goods sold	8	—
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	36	Other income (loss) — net	40	—
Interest rate contracts	26	Interest expense	(2)	3
Commodity contracts	(1)	Cost of goods sold	—	—
Total	$22		$185	$1
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the nine months ended September 30, 2016 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(348)	Net operating revenues	$419	$(3)
Foreign currency contracts	(34)	Cost of goods sold	41	(1)
Foreign currency contracts	—	Interest expense	(6)	—
Foreign currency contracts	25	Other income (loss) — net	38	—
Interest rate contracts	(226)	Interest expense	(6)	3
Commodity contracts	—	Cost of goods sold	—	—
Total	$(583)		$486	$(1)
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
As of September 30, 2016, the Company estimates that it will reclassify into earnings during the next 12 months $330 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of September 30, 2016, such adjustments had cumulatively increased the carrying value of our long-term debt by $279 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $6,928 million and $7,963 million as of September 30, 2016 and December 31, 2015, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $1,232 million and $2,159 million as of September 30, 2016 and December 31, 2015, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended September 30, 2016 and October 2, 2015 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Three Months Ended
		September 30, 2016	October 2, 2015
Interest rate contracts	Interest expense	$—	$151
Fixed-rate debt	Interest expense	(1)	(152)
Net impact to interest expense		$(1)	$(1)
Foreign currency contracts	Other income (loss) — net	$(67)	$82
Available-for-sale securities	Other income (loss) — net	66	(87)
Net impact to other income (loss) — net		$(1)	$(5)
Net impact of fair value hedging instruments		$(2)	$(6)
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the nine months ended September 30, 2016 and October 2, 2015 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Nine Months Ended
		September 30, 2016	October 2, 2015
Interest rate contracts	Interest expense	$398	$(71)
Fixed-rate debt	Interest expense	(364)	79
Net impact to interest expense		$34	$8
Foreign currency contracts	Other income (loss) — net	$(37)	$217
Available-for-sale securities	Other income (loss) — net	34	(231)
Net impact to other income (loss) — net		$(3)	$(14)
Net impact of fair value hedging instruments		$31	$(6)
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Nine Months Ended
	September 30, 2016	December 31, 2015	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Foreign currency denominated debt	$11,740	$10,912	$(67)	$(104)	$(323)	$(386)
Foreign currency contracts	565	1,347	(9)	274	(235)	680
Total	$12,305	$12,259	$(76)	$170	$(558)	$294

The Company reclassified net deferred losses of $77 million related to the deconsolidation of our German bottling operations from AOCI into earnings during the nine months ended September 30, 2016. Refer to Note 2. The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three and nine months ended October 2, 2015. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended September 30, 2016 and October 2, 2015. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statements of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our condensed consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $3,915 million and $3,605 million as of September 30, 2016 and December 31, 2015, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our condensed consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $573 million and $893 million as of September 30, 2016 and December 31, 2015, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 30, 2016	October 2, 2015
Foreign currency contracts	Net operating revenues	$(6)	$34
Foreign currency contracts	Cost of goods sold	—	2
Foreign currency contracts	Other income (loss) — net	—	(26)
Interest rate contracts	Interest expense	2	—
Commodity contracts	Net operating revenues	—	(9)
Commodity contracts	Cost of goods sold	(9)	(133)
Commodity contracts	Selling, general and administrative expenses	(1)	(14)
Other derivative instruments	Selling, general and administrative expenses	3	(12)
Other derivative instruments	Other income (loss) — net	—	(24)
Total		$(11)	$(182)

		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 30, 2016	October 2, 2015
Foreign currency contracts	Net operating revenues	$(34)	$43
Foreign currency contracts	Cost of goods sold	4	3
Foreign currency contracts	Other income (loss) — net	(116)	(75)
Interest rate contracts	Interest expense	2	—
Commodity contracts	Net operating revenues	3	(8)
Commodity contracts	Cost of goods sold	68	(152)
Commodity contracts	Selling, general and administrative expenses	3	(13)
Other derivative instruments	Selling, general and administrative expenses	11	(11)
Other derivative instruments	Other income (loss) — net	(14)	(86)
Total		$(73)	$(299)
NOTE 6: DEBT AND BORROWING ARRANGEMENTS
During the nine months ended September 30, 2016, the Company issued Australian dollar-, euro- and U.S. dollar-denominated debt of AUD1,000 million, €500 million and $3,725 million, respectively. The carrying value of this debt as of September 30, 2016 was $5,009 million. The general terms of the notes issued are as follows:

•	AUD450 million total principal amount of notes due June 9, 2020, at a fixed interest rate of 2.6 percent;

•	AUD550 million total principal amount of notes due June 11, 2024, at a fixed interest rate of 3.25 percent;

•	$225 million total principal amount of notes due November 16, 2017, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 0.05 percent;

•	$1,000 million total principal amount of notes due May 30, 2019, at a fixed interest rate of 1.375 percent;

•	$1,000 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 1.55 percent;

•	$500 million total principal amount of notes due June 1, 2026, at a fixed interest rate of 2.55 percent;

•	$1,000 million total principal amount of notes due September 1, 2026, at a fixed interest rate of 2.25 percent; and

•	€500 million total principal amount of notes due September 2, 2036, at a fixed interest rate of 1.1 percent.
During the nine months ended September 30, 2016, the Company retired upon maturity $1,654 million total principal amount of notes due September 1, 2016, at a fixed interest rate of 1.8 percent.
NOTE 7: COMMITMENTS AND CONTINGENCIES
Guarantees
As of September 30, 2016, we were contingently liable for guarantees of indebtedness owed by third parties of $550 million, of which $246 million related to variable interest entities. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
On September 17, 2015, the Company received a Statutory Notice of Deficiency ("Notice") from the Internal Revenue Service ("IRS") for the tax years 2007 through 2009, after a five-year audit. In the Notice, the IRS claims that the Company's United States taxable income should be increased by an amount that creates a potential additional federal income tax liability of approximately $3.3 billion for the period, plus interest. No penalties were asserted in the Notice. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing and promotion of products in overseas markets.
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
The Notice represents a repudiation of the methodology previously adopted in the 1996 closing agreement. The IRS designated the matter for litigation on October 15, 2015. To the extent the matter remains designated, the Company will be prevented from pursuing any administrative settlement at IRS Appeals or under the IRS Advance Pricing and Mutual Agreement Program.
The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. A trial date has been set for March 5, 2018. The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of its tax reserves. The Company believes that the final adjudication of this matter will not have a material impact on its consolidated financial position, results of operations or cash flows and that it has adequate tax reserves for all tax matters. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest and any potential penalties could have a material adverse impact on the Company's financial position, results of operations or cash flows.

Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $568 million and $560 million as of September 30, 2016 and December 31, 2015, respectively.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Foreign currency translation adjustments	$(8,743)	$(9,167)
Accumulated derivative net gains (losses)	30	696
Unrealized net gains (losses) on available-for-sale securities	367	288
Adjustments to pension and other benefit liabilities	(1,863)	(1,991)
Accumulated other comprehensive income (loss)	$(10,209)	$(10,174)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended September 30, 2016
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$5,977	$26	$6,003
Other comprehensive income:
Net foreign currency translation adjustments	424	(9)	415
Net gains (losses) on derivatives[1]	(666)	—	(666)
Net change in unrealized gains (losses) on available-for-sale securities[2]	79	—	79
Net change in pension and other benefit liabilities[3]	128	—	128
Total comprehensive income	$5,942	$17	$5,959
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended September 30, 2016	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(130)	$41	$(89)
Reclassification adjustments recognized in net income	242	(18)	224
Gains (losses) on net investment hedges arising during the period[1]	(76)	29	(47)
Net foreign currency translation adjustments	36	52	88
Derivatives:
Gains (losses) arising during the period	22	(8)	14
Reclassification adjustments recognized in net income	(186)	71	(115)
Net gains (losses) on derivatives[1]	(164)	63	(101)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(98)	31	(67)
Reclassification adjustments recognized in net income	(19)	4	(15)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(117)	35	(82)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	13	(2)	11
Reclassification adjustments recognized in net income	43	(15)	28
Net change in pension and other benefit liabilities[3]	56	(17)	39
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(189)	$133	$(56)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments and net investment hedging activity.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Nine Months Ended September 30, 2016	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$332	$39	$371
Reclassification adjustments recognized in net income	368	(18)	350
Gains (losses) on net investment hedges arising during the period[1]	(558)	214	(344)
Reclassification adjustments for net investment hedges recognized in net income[1]	77	(30)	47
Net foreign currency translation adjustments	219	205	424
Derivatives:
Gains (losses) arising during the period	(585)	221	(364)
Reclassification adjustments recognized in net income	(485)	183	(302)
Net gains (losses) on derivatives[1]	(1,070)	404	(666)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	196	(46)	150
Reclassification adjustments recognized in net income	(93)	22	(71)
Net change in unrealized gain (loss) on available-for-sale securities[2]	103	(24)	79
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	1	(1)	—
Reclassification adjustments recognized in net income	192	(64)	128
Net change in pension and other benefit liabilities[3]	193	(65)	128
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(555)	$520	$(35)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments and net investment hedging activity.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended October 2, 2015	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,279)	$22	$(1,257)
Net foreign currency translation adjustments	(1,279)	22	(1,257)
Derivatives:
Gains (losses) arising during the period	(200)	79	(121)
Reclassification adjustments recognized in net income	(183)	68	(115)
Net gains (losses) on derivatives[1]	(383)	147	(236)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(606)	13	(593)
Reclassification adjustments recognized in net income	(29)	14	(15)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(635)	27	(608)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	(7)	1	(6)
Reclassification adjustments recognized in net income	47	(17)	30
Net change in pension and other benefit liabilities[3]	40	(16)	24
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(2,257)	$180	$(2,077)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Nine Months Ended October 2, 2015	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(3,664)	$86	$(3,578)
Reclassification adjustments recognized in net income	63	(14)	49
Net foreign currency translation adjustments	(3,601)	72	(3,529)
Derivatives:
Gains (losses) arising during the period	606	(229)	377
Reclassification adjustments recognized in net income	(501)	189	(312)
Net gains (losses) on derivatives[1]	105	(40)	65
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(2,034)	369	(1,665)
Reclassification adjustments recognized in net income	(58)	22	(36)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(2,092)	391	(1,701)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	53	(15)	38
Reclassification adjustments recognized in net income	142	(51)	91
Net change in pension and other benefit liabilities[3]	195	(66)	129
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(5,393)	$357	$(5,036)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded during the three and nine months ended September 30, 2016 (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Foreign currency translation adjustments:
Divestitures, deconsolidations and other	Other income (loss) — net	$242	[1]	$445	[1,2]
	Income before income taxes	242		445
	Income taxes	(18)		(48)
	Consolidated net income	$224		$397
Derivatives:
Foreign currency contracts	Net operating revenues	$(139)		$(416)
Foreign currency contracts	Cost of goods sold	(8)		(40)
Foreign currency contracts	Other income (loss) — net	(40)		(38)
Foreign currency and interest rate contracts	Interest expense	1		9
	Income before income taxes	(186)		(485)
	Income taxes	71		183
	Consolidated net income	$(115)		$(302)
Available-for-sale securities:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$(4)		$(4)
Sale of securities	Other income (loss) — net	(15)		(89)
	Income before income taxes	(19)		(93)
	Income taxes	4		22
	Consolidated net income	$(15)		$(71)
Pension and other benefit liabilities:
Divestitures, deconsolidations and other[2]	Other income (loss) — net	$—		$64
Recognized net actuarial loss (gain)	*	48		143
Recognized prior service cost (credit)	*	(5)		(15)
	Income before income taxes	43		192
	Income taxes	(15)		(64)
	Consolidated net income	$28		$128
1 Primarily related to the deconsolidation of our South African bottling operations and related equity investment. Refer to Note 2.
2 Primarily related to the deconsolidation of our German bottling operations. Refer to Note 2.

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

NOTE 9: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2015	$25,764	$65,018	$(10,174)	$1,760	$14,016	$(45,066)	$210
Comprehensive income (loss)	5,959	5,977	(35)	—	—	—	17
Dividends paid/payable to shareowners of The Coca-Cola Company	(4,538)	(4,538)	—	—	—	—	—
Dividends paid to noncontrolling interests	(19)	—	—	—	—	—	(19)
Contributions by noncontrolling interests	1	—	—	—	—	—	1
Deconsolidation of certain entities	(34)	—	—	—	—	—	(34)
Purchases of treasury stock	(2,475)	—	—	—	—	(2,475)	—
Impact related to stock compensation plans	1,593	—	—	—	866	727	—
Other activities	(6)	—	—	—	—	—	(6)
September 30, 2016	$26,245	$66,457	$(10,209)	$1,760	$14,882	$(46,814)	$169
NOTE 10: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended September 30, 2016, the Company recorded other operating charges of $222 million. These charges primarily consisted of a charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela due to changes in exchange rates and charges of $73 million related to costs incurred to refranchise certain of our North America bottling territories. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout the North America bottling system. In addition, the Company recorded charges of $59 million due to the Company's productivity and reinvestment program. Refer to Note 1 for additional information on the Venezuelan exchange rates and Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the nine months ended September 30, 2016, the Company recorded other operating charges of $830 million. These charges primarily consisted of $187 million due to the Company's productivity and reinvestment program and $240 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $170 million related to costs incurred to refranchise certain of our North America bottling territories. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation, a charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela due to changes in exchange rates, and charges of $37 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives and Note 1 for additional information on the Venezuelan exchange rates. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended October 2, 2015, the Company incurred other operating charges of $264 million. These charges included $141 million due to the Company's productivity and reinvestment program and $75 million due to the integration of our German bottling operations. In addition, the Company recorded an impairment charge of $38 million on one of the trademarks included in the glacéau portfolio, primarily as a result of foreign currency exchange rate fluctuations that impacted the fair value of the asset. In addition, the Company recorded a $3 million impairment charge on a Venezuelan trademark. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives and Note 1 for additional information on the Venezuelan exchange rates. Refer to Note 2 for additional information on the Monster Transaction. Refer to Note 15 for the impact these charges had on our operating segments.
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
Equity Income (Loss) — Net
During the three and nine months ended September 30, 2016, the Company recorded net charges of $14 million and $35 million, respectively. During the three and nine months ended October 2, 2015, the Company recorded a net gain of $3 million and a net charge of $79 million, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees, including charges incurred by an equity method investee due to changes in the Venezuelan bolivar exchange rates. Refer to Note 15 for the impact these items had on our operating segments.
Other Income (Loss) — Net
During the three months ended September 30, 2016, the Company recognized losses of $1,089 million due to the refranchising of certain bottling territories in North America and a loss of $21 million due to the deconsolidation of our South African bottling operations in exchange for investments in CCBA and CCBA's South African subsidiary. Additionally, the Company incurred charges of $17 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to Final Form CBAs. Refer to Note 2 for additional information on the North America refranchising, the deconsolidation of our South African bottling operations and the conversion payments. Refer to Note 15 for the impact these items had on our operating segments.
During the nine months ended September 30, 2016, the Company recognized a gain of $1,323 million due to the deconsolidation of our German bottling operations and a gain of $18 million resulting from the Company's disposal of its investment in Keurig. These gains were offset by losses of $1,657 million due to the refranchising of certain bottling territories in North America and a loss of $21 million due to the deconsolidation of our South African bottling operations in exchange for investments in CCBA and CCBA's South African subsidiary. Additionally, the Company incurred charges of $17 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to Final Form CBAs. Refer to Note 2 for additional information on the deconsolidation of our German bottling operations, the Keurig investment disposal, the deconsolidation of our South African bottling operations, the North America refranchising and the conversion payments. Refer to Note 15 for the impact these items had on our operating segments.
During the three months ended October 2, 2015, the Company recorded charges of $815 million primarily due to the refranchising of certain bottling territories in North America. Refer to Note 2 for additional information on the North America refranchising. Refer to Note 15 for the impact these items had on our operating segments.
During the nine months ended October 2, 2015, the Company recorded a net gain of $1,402 million as a result of the Monster Transaction and charges of $848 million primarily due to the refranchising of certain bottling territories in North America. In addition, the Company incurred charges of $19 million as a result of the remeasurement of our previously held equity interest in a South African bottler to fair value upon our acquisition of the bottling operations, and $6 million as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest at an exercise price less than that of our carrying value. The Company recognized a foreign currency exchange gain of $277 million associated with our euro-denominated debt partially offset by a charge of $27 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. Refer to Note 2 for additional information related to the Monster Transaction, North America refranchising, the acquisition of the South African bottler and the sale of a portion of our interest in the Brazilian bottling entity. Refer to Note 1 for more information related to the charge due to the remeasurement in Venezuela. Refer to Note 15 for the impact these charges had on our operating segments.

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
The Company has incurred total pretax expenses of $2,243 million related to this program since it commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended September 30, 2016 (in millions):

	Accrued Balance July 1, 2016	Costs Incurred Three Months Ended September 30, 2016	Payments	Noncash and Exchange	Accrued Balance September 30, 2016
Severance pay and benefits	$76	$9	$(20)	$—	$65
Outside services	9	—	(5)	—	4
Other direct costs	22	50	(43)	(11)	18
Total	$107	$59	$(68)	$(11)	$87
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the nine months ended September 30, 2016 (in millions):

	Accrued Balance December 31, 2015	Costs Incurred Nine Months Ended September 30, 2016	Payments	Noncash and Exchange	Accrued Balance September 30, 2016
Severance pay and benefits	$144	$21	$(102)	$2	$65
Outside services	8	17	(22)	1	4
Other direct costs	52	149	(130)	(53)	18
Total	$204	$187	$(254)	$(50)	$87

Integration of Our German Bottling Operations
In 2008, the Company began the integration of our German bottling operations acquired in 2007. The Company incurred expenses of $240 million related to this initiative during the nine months ended September 30, 2016 and has incurred total pretax expenses of $1,367 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities were primarily due to involuntary terminations. The Company had $122 million accrued related to these integration costs as of December 31, 2015. During the nine months ended September 30, 2016, the Company deconsolidated our German bottling operations. Therefore, there was no remaining accrual balance as of September 30, 2016. Refer to Note 2.
NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Service cost	$59	$66	$6	$7
Interest cost	79	95	8	9
Expected return on plan assets	(161)	(176)	(3)	(3)
Amortization of prior service cost (credit)	—	(1)	(5)	(5)
Amortization of net actuarial loss	46	50	2	3
Net periodic benefit cost	$23	$34	$8	$11
Special termination benefits[1]	4	—	—	—
Other	—	—	31	—
Total cost recognized in statements of income	$27	$34	$39	$11

	Pension Benefits		Other Benefits
	Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Service cost	$178	$199	$17	$21
Interest cost	239	285	23	28
Expected return on plan assets	(490)	(529)	(9)	(9)
Amortization of prior service cost (credit)	(1)	(1)	(14)	(14)
Amortization of net actuarial loss	138	149	5	8
Net periodic benefit cost	$64	$103	$22	$34
Special termination benefits[1]	17	9	—	—
Other	—	—	31	—
Total cost recognized in statements of income	$81	$112	$53	$34
1 The special termination benefits were primarily related to North America refranchising and the Company's productivity, restructuring and integration initiatives. Refer to Note 2 and Note 11.
During the nine months ended September 30, 2016, the Company contributed $519 million to our pension plans, and we anticipate making additional contributions of approximately $180 million during the remainder of 2016. The Company contributed $92 million to our pension plans during the nine months ended October 2, 2015.

NOTE 13: INCOME TAXES
Our effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2016 to 2027. We anticipate that we will be able to extend or renew the grants in these locations. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2016 is 22.5 percent. However, in arriving at this estimate we do not include the estimated impact of significant operating and nonoperating items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 7.
The Company recorded income tax expense of $378 million (26.5 percent effective tax rate) and $272 million (15.8 percent effective tax rate) during the three months ended September 30, 2016 and October 2, 2015, respectively. The Company recorded income tax expense of $1,618 million (21.2 percent effective tax rate) and $1,937 million (24.0 percent effective tax rate) during the nine months ended September 30, 2016 and October 2, 2015, respectively.
As of September 30, 2016, the gross amount of unrecognized tax benefits was $343 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $183 million, exclusive of any benefits related to interest and penalties. The remaining $160 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

	Nine Months Ended September 30, 2016
Beginning balance of unrecognized tax benefits	$168
Increase related to prior period tax positions	160	[1]
Increase related to current period tax positions	13
Decrease related to settlements with taxing authorities	(1)
Increase (decrease) due to effect of foreign currency exchange rate changes	3
Ending balance of unrecognized tax benefits	$343

[1]
The increase is primarily related to a change in judgment about one of the Company’s tax positions as a result of receiving notification of a preliminary settlement of a Competent Authority matter with a foreign jurisdiction. This change in position did not have a material impact on the Company's condensed consolidated statement of income during the nine months ended September 30, 2016, as it was partially offset by refunds to be received from the foreign jurisdiction.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $148 million and $111 million in interest and penalties related to unrecognized tax benefits accrued as of September 30, 2016 and December 31, 2015, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.

The following table illustrates the income tax expense (benefit) associated with significant operating and nonoperating items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2016		October 2, 2015		September 30, 2016		October 2, 2015
Productivity and reinvestment program	$(20)	[1]	$(49)	[8]	$(65)	[1]	$(124)	[8]
Other productivity, integration and restructuring initiatives	—		—	[9]	—	[2]	—	[9]
Transaction gains and losses	(246)	[3]	(291)	[10]	(363)	[4]	173	[11]
Certain tax matters	7	[5]	(6)	[12]	84	[5]	(6)	[13]
Other — net	8	[6]	—		(38)	[7]	(168)	[14]

[1]
Related to charges of $59 million and $187 million during the three and nine months ended September 30, 2016, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[2]	Related to charges of $240 million during the nine months ended September 30, 2016. These charges were due to the integration of our German bottling operations. Refer to Note 10 and Note 11.

[3]
Related to a net charge of $1,204 million that primarily consisted of charges related to $1,089 million of losses due to the refranchising of bottling territories in North America, $73 million related to costs incurred to refranchise our North America bottling territories, charges of $17 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to Final Form CBAs, a loss of $21 million related to the deconsolidation of our South African bottling operations and the $80 million tax impact resulting from the accrual of tax on temporary differences related to the investment in foreign subsidiaries that are now expected to reverse in the foreseeable future. Refer to Note 2 and Note 10.

[4]
Related to a net charge of $561 million that primarily consisted of charges related to $1,657 million of losses due to the refranchising of bottling territories in North America, $170 million related to costs incurred to refranchise our North America bottling territories, charges of $17 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to Final Form CBAs, a loss of $21 million related to the deconsolidation of our South African bottling operations and the $80 million tax impact resulting from the accrual of tax on temporary differences related to the investment in foreign subsidiaries that are now expected to reverse in the foreseeable future. These charges are partially offset by a $1,288 million net gain related to the deconsolidation of our German bottling operations and an $18 million net gain related to the disposal of our investment in Keurig. Refer to Note 2 and Note 10.

[5]
Primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[6]
Related to charges of $99 million that included a $76 million charge due to the write-down we recorded related to receivables from our bottling partner in Venezuela, a $14 million charge due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and a $9 million charge due to tax litigation expense. Refer to Note 10.

[7]
Related to charges of $230 million that included a $100 million cash contribution to The Coca-Cola Foundation, a $76 million charge due to the write-down we recorded related to receivables from our bottling partner in Venezuela, a $35 million charge due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and a $19 million charge due to tax litigation expense. Refer to Note 10.

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

[10]
Related to a net charge of $859 million that included $815 million of charges primarily due to the refranchising of bottling territories in North America and a $38 million charge due to the impairment of certain trademark assets. Refer to Note 2 and Note 10.

[11]
Related to a net gain of $102 million that primarily consisted of a $1,402 million net gain related to the Monster Transaction, partially offset by a $418 million charge due to the impairment of certain trademark assets, $848 million of charges due to the refranchising of bottling territories in North America, a $6 million additional charge related to the sale of a portion of our equity investment in a Brazilian bottling entity, and a $19 million charge related to the remeasurement of our equity interest in a South African bottler to fair value. Refer to Note 2 and Note 10.

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

[14]
Related to charges of $639 million that primarily consisted of a $100 million cash contribution to The Coca-Cola Foundation, $320 million associated with the early extinguishment of long-term debt, $27 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary into U.S. dollars using the SIMADI exchange rate, $111 million due to the write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark, and $79 million due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 1 and Note 10.

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

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 (in millions):

	Level 1	Level 2	Level 3		Other[4]	Netting Adjustment	[5]	Fair Value Measurements
Assets:
Trading securities[1]	$199	$113	$3		$64	$—		$379
Available-for-sale securities[1]	1,715	4,741	149	[3]	—	—		6,605
Derivatives[2]	1	973	—		—	(573)	[6]	401	[7]
Total assets	$1,915	$5,827	$152		$64	$(573)		$7,385
Liabilities:
Derivatives[2]	$10	$477	$—		$—	$(368)		$119	[7]
Total liabilities	$10	$477	$—		$—	$(368)		$119

[1]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.
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
6 The Company is obligated to return $223 million in cash collateral it has netted against its net asset derivative position.

[7]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheets as follows: $401 million in the line item other assets; $9 million in the line item accounts payable and accrued expenses; and $110 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in millions):

	Level 1	Level 2	Level 3		Other[4]	Netting Adjustment	[5]	Fair Value Measurements
Assets:
Trading securities[1]	$183	$101	$2		$36	$—		$322
Available-for-sale securities[1]	3,913	4,574	119	[3]	—	—		8,606
Derivatives[2]	2	1,268	—		—	(638)	[6]	632	[8]
Total assets	$4,098	$5,943	$121		$36	$(638)		$9,560
Liabilities:
Derivatives[2]	$24	$635	$—		$—	$(488)	[7]	$171	[8]
Total liabilities	$24	$635	$—		$—	$(488)		$171

[1]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.
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

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and nine months ended September 30, 2016 and October 2, 2015.

The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended September 30, 2016 and October 2, 2015.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The gains or losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended			Nine Months Ended
	September 30, 2016	October 2, 2015		September 30, 2016	October 2, 2015
Assets held for sale[1]	$(1,044)	$(799)		$(1,490)	$(822)
Intangible assets	—	(41)	[2]	—	(473)	[3]
Investment in formerly unconsolidated subsidiary	—	—		—	(19)	[4]
Valuation of shares in equity method investee	—	—		—	(6)	[5]
Total	$(1,044)	$(840)		$(1,490)	$(1,320)

[1]
The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. These losses related to refranchising activities in North America, which were calculated based on Level 3 inputs. Refer to Note 2.

[2]
The Company recognized a loss of $41 million, which included a $38 million impairment charge on one of the trademarks in the glacéau portfolio and a $3 million impairment charge on a Venezuelan trademark. These losses were derived using a discounted cash flow analysis based on Level 3 inputs. Refer to Note 1, Note 2 and Note 10.

[3]
The Company recognized a loss of $473 million, which included $418 million of impairment charges primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction and a $55 million impairment charge on a Venezuelan trademark. The charges were primarily determined by comparing the fair value of the assets to the current carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 1, Note 2 and Note 10.

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
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of September 30, 2016, the carrying amount and fair value of our long-term debt, including the current portion, were $35,136 million and $36,658 million, respectively. As of December 31, 2015, the carrying amount and fair value of our long-term debt, including the current portion, were $30,987 million and $31,308 million, respectively.
NOTE 15: OPERATING SEGMENTS
Effective January 1, 2016, we transferred CCR's bottling and associated supply chain operations in the United States and Canada from our North America segment to our Bottling Investments segment. Additionally, effective August 1, 2016, the Company formed a new Europe, Middle East and Africa operating group consisting of the business units that were previously included in the Europe and the Eurasia and Africa operating groups. As a result, our organizational structure consists of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. Accordingly, all prior period segment information presented herein has been revised to reflect these changes in our organizational structure.

Information about our Company's operations as of and for the three months ended September 30, 2016 and October 2, 2015 by operating segment is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2016
Net operating revenues:
Third party	$1,852	$949	$1,661	$1,315	$4,809	$47	$—	$10,633
Intersegment	—	16	1,003	145	31	—	(1,195)	—
Total net revenues	1,852	965	2,664	1,460	4,840	47	(1,195)	10,633
Operating income (loss)	914	435	666	583	124	(451)	—	2,271
Income (loss) before income taxes	922	447	653	589	(734)	(449)	—	1,428
Identifiable operating assets	4,337	1,964	16,406	2,257	17,390	33,546	—	75,900
Noncurrent investments	1,315	823	123	166	12,223	3,377	—	18,027
2015
Net operating revenues:
Third party	$1,764	$993	$1,468	$1,247	$5,900	$55	$—	$11,427
Intersegment	169	19	1,112	159	48	—	(1,507)	—
Total net revenues	1,933	1,012	2,580	1,406	5,948	55	(1,507)	11,427
Operating income (loss)	930	538	585	571	85	(330)	—	2,379
Income (loss) before income taxes	945	535	581	576	(547)	(365)	—	1,725
Identifiable operating assets	4,506	1,463	16,383	1,784	23,067	30,786	—	77,989
Noncurrent investments	1,161	673	128	166	8,134	4,672	—	14,934
As of December 31, 2015
Identifiable operating assets	$4,156	$1,627	$16,396	$1,639	$22,688	$27,702	$—	$74,208
Noncurrent investments	1,138	657	107	158	8,084	5,644	—	15,788
During the three months ended September 30, 2016, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Europe, Middle East and Africa, $22 million for North America, $22 million for Bottling Investments and $14 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $1 million for Latin America due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by $76 million for Latin America due to the write-down we recorded related to our receivables from our bottling partner in Venezuela due to changes in exchange rates. Refer to Note 1.

•
Operating income (loss) and income (loss) before income taxes were reduced by $73 million for Bottling Investments due to costs incurred to refranchise certain of our North America bottling territories. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $14 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $17 million for North America related to payments made to convert the bottling agreements for certain North America bottling partners' territories to Final Form CBAs. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $1,089 million for Bottling Investments primarily due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was reduced by $21 million for Corporate due to the deconsolidation of our South African bottling operations in exchange for investments in CCBA and CCBA's South African subsidiary. Refer to Note 2.

During the three months ended October 2, 2015, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Latin America, $31 million for North America, $2 million for Asia Pacific, $151 million for Bottling Investments and $29 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $1 million for Europe, Middle East and Africa due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $48 million for Corporate primarily due to impairment charges on certain of the Company's intangible assets. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was reduced by $794 million for Bottling Investments and $21 million for Corporate primarily due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was increased by $3 million for Europe, Middle East and Africa due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 10.

Information about our Company's operations for the nine months ended September 30, 2016 and October 2, 2015 by operating segment is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2016
Net operating revenues:
Third party	$5,369	$2,787	$4,759	$3,818	$15,631	$90	$—	$32,454
Intersegment	264	50	2,978	437	116	5	(3,850)	—
Total net revenues	5,633	2,837	7,737	4,255	15,747	95	(3,850)	32,454
Operating income (loss)	2,897	1,470	1,982	1,892	222	(1,192)	—	7,271
Income (loss) before income taxes	2,950	1,485	1,978	1,903	(897)	202	—	7,621
2015
Net operating revenues:
Third party	$5,405	$2,995	$4,237	$3,816	$17,721	$120	$—	$34,294
Intersegment	471	56	3,311	476	143	—	(4,457)	—
Total net revenues	5,876	3,051	7,548	4,292	17,864	120	(4,457)	34,294
Operating income (loss)	3,036	1,641	1,874	1,876	239	(1,456)	—	7,210
Income (loss) before income taxes	3,085	1,649	1,865	1,890	(240)	(182)	—	8,067
During the nine months ended September 30, 2016, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $6 million for Europe, Middle East and Africa, $80 million for North America, $1 million for Asia Pacific, $300 million for Bottling Investments and $42 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $2 million for Latin America due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by $76 million for Latin America due to the write-down we recorded related to our receivables from our bottling partner in Venezuela due to changes in exchange rates. Refer to Note 1.

•
Operating income (loss) and income (loss) before income taxes were reduced by $170 million for Bottling Investments due to costs incurred to refranchise certain of our North America bottling territories. Refer to Note 10.

•
Operating income (loss) and income (loss) before income taxes were reduced by $8 million for Bottling Investments and $29 million for Corporate related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 10.

•	Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a cash contribution to The Coca-Cola Foundation. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $32 million for Bottling Investments and $3 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $17 million for North America related to payments made to convert the bottling agreements for certain North America bottling partners' territories to Final Form CBAs. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $1,657 million for Bottling Investments primarily due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 10.

•	Income (loss) before income taxes was increased by $1,323 million for Corporate as a result of the deconsolidation of our German bottling operations. Refer to Note 2.

•	Income (loss) before income taxes was increased by $18 million for Corporate as a result of the disposal of our investment in Keurig. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $21 million for Corporate due to the deconsolidation of our South African bottling operations in exchange for investments in CCBA and CCBA's South African subsidiary. Refer to Note 2.

During the nine months ended October 2, 2015, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $3 million for Europe, Middle East and Africa, $7 million for Latin America, $104 million for North America, $361 million for Bottling Investments and $53 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $1 million for Asia Pacific due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $418 million for Corporate due to an impairment charge primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. Refer to Note 2 and Note 10.

•	Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a cash contribution to The Coca-Cola Foundation. Refer to Note 10.

•	Income (loss) before income taxes was increased by $1,402 million for Corporate as a result of the Monster Transaction. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was reduced by $827 million for Bottling Investments and $21 million for Corporate primarily due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 10.

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

•
Income (loss) before income taxes was reduced by $3 million for Europe, Middle East and Africa and $76 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 10.

NOTE 16: SUBSEQUENT EVENTS
Coca-Cola Beverages Africa Limited
In October 2016, Anheuser-Busch InBev ("ABI") acquired SABMiller plc, including its controlling interest in CCBA. Subsequently, the Company announced that it has chosen to exercise its contractual right to acquire ABI's controlling interest in CCBA at fair value in order to implement our long-term strategic plan in CCBA's territories with other partners. The Company will negotiate the terms of the transaction with ABI according to the contractual parameters. The transaction is subject to regulatory approval. The Company will also negotiate with potential partners to refranchise CCBA as soon as practical following regulatory approval of the transaction with ABI.
North America Refranchising
In October 2016, additional bottling territories in North America met the criteria to be classified as held for sale. Therefore, we are required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the estimated sale prices, which will result in an estimated loss of $248 million in the fourth quarter of 2016. This loss is primarily related to the write-down of intangible assets due to the accounting treatment for the contingent consideration that will be received in exchange for the grant of the exclusive territory rights. The Company expects these territories to be refranchised at various times throughout 2016 and 2017. Refer to Note 2 for additional information about North America refranchising.
The following table presents information related to the major classes of assets and liabilities related to these additional territories, which are included in the Bottling Investments operating segment (in millions):

Inventories	$39
Prepaid expenses and other assets	6
Other assets	1
Property, plant and equipment — net	231
Bottlers' franchise rights with indefinite lives	180
Goodwill	61
Other intangible assets	9
Allowance for reduction of assets held for sale	(248)
Total assets	$279
Accounts payable and accrued expenses	$15
Deferred income taxes	66
Total liabilities	$81

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.
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

The following table presents the difference between estimated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

September 30, 2016	Estimated Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$4,997	$3,212	$1,785
Coca-Cola FEMSA, S.A.B. de C.V.	4,563	1,672	2,891
Coca-Cola European Partners plc	3,509	3,399	110
Coca-Cola HBC AG	1,996	1,189	807
Coca-Cola Amatil Limited	1,728	700	1,028
Coca-Cola East Japan Co., Ltd.	845	562	283
Coca-Cola İçecek A.Ş.	631	261	370
Embotelladora Andina S.A.	500	272	228
Coca-Cola Bottling Co. Consolidated	368	111	257
Corporación Lindley S.A.	200	101	99
Total	$19,337	$11,479	$7,858
As of September 30, 2016, gross unrealized gains and losses on available-for-sale securities were $597 million and $50 million, respectively. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
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
The Company did not record any significant impairment charges related to intangible assets during the three and nine months ended September 30, 2016. During the nine months ended October 2, 2015, the Company recorded an impairment charge of $418 million due to the discontinuation of the energy products in the glacéau portfolio as a result of the transaction with Monster Beverage Corporation ("Monster"), discussed further below, and an impairment charge of $55 million related to the impairment of a Venezuelan trademark. The Venezuelan trademark impairment was due to the Company's revised expectations regarding the convertibility of the local currency. These charges were recorded in our Corporate operating segment in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the respective carrying value.
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
As of September 30, 2016, we did not have any reporting unit with a material amount of goodwill for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen or our current financial projections are not achieved, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. On June 7, 2007, our Company acquired Energy Brands Inc., also known as glacéau, for approximately $4.1 billion. The Company allocated $3.3 billion of the purchase price to various trademarks acquired in this business combination. On June 12, 2015, the Company closed a transaction with Monster. Under the terms of the transaction, the Company was required to discontinue selling energy products under one of the trademarks included in the glacéau portfolio. During the year ended December 31, 2015, the Company recognized impairment charges of $418 million, primarily as a result of discontinuing these products. The total combined fair value of the various trademarks in the glacéau portfolio significantly exceeds the remaining combined carrying value of $2.9 billion as of September 30, 2016. However, the fair value of one of the individual trademarks in the portfolio currently approximates its carrying value. If the future operating results of this trademark do not support the current financial projections, or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge related to this trademark. Management will continue to monitor the fair value of our intangible assets in future periods.
OPERATIONS REVIEW
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Effective January 1, 2016, we transferred Coca-Cola Refreshments' ("CCR") bottling and associated supply chain operations in the United States and Canada from our North America segment to our Bottling Investments segment. Additionally, effective August 1, 2016, the Company formed a new Europe, Middle East and Africa operating group consisting of the business units that were previously included in the Europe and the Eurasia and Africa operating groups. As a result, our organizational structure as of September 30, 2016 consists of the following operating segments, the first five of which are sometimes referred to as "operating groups" or "groups": Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. Accordingly, all prior period segment information presented herein has been revised to reflect these changes in our organizational structure. For further information regarding our operating segments, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.

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
We generally refer to acquisitions and divestitures of bottling, distribution or canning operations and consolidation or the deconsolidation of bottling and distribution entities for accounting purposes as structural changes ("structural changes"). Typically, structural changes do not impact the Company's unit case volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations.
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

During 2016, the Company deconsolidated our South African bottling operations and disposed of its related equity method investment in exchange for equity method investments in Coca-Cola Beverages Africa Limited ("CCBA") and CCBA's South African subsidiary. As part of the transaction, the Company also acquired and licensed several brands. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements. The impacts of the deconsolidation, the disposal of the related equity method investment and the new equity method investments have been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for our Europe, Middle East and Africa and Bottling Investments operating segments and equity income on a consolidated basis as well as for our Bottling Investments operating segment. The brands and licenses that the Company acquired impacted the Company’s unit case volume and concentrate sales volume and therefore, in addition to being included as a structural change (a component of acquisitions and divestitures), they are also considered acquired brands. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
Also in 2016, the Company deconsolidated our German bottling operations as a result of their being merged to create Coca-Cola European Partners plc ("CCEP"). Refer to Note 2 of Notes to Condensed Consolidated Financial Statements. As a result of the merger transaction, the Company now owns an equity method investment in CCEP. Accordingly, the impact of the deconsolidation and new equity method investment has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for our Europe, Middle East and Africa and Bottling Investments operating segments and equity income on a consolidated basis as well as for our Bottling Investments operating segment. During 2016, the Company also changed our funding arrangement with our bottling partners in China, which resulted in a reduction in net operating revenues with an offsetting reduction in direct marketing expense. The impact of the change in the arrangement has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for our Asia Pacific operating segment. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
In 2016 and 2015, the Company continued to refranchise bottling territories in North America that were previously managed by CCR to certain of our unconsolidated bottling partners. The impact of these refranchising activities has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for our North America and Bottling Investments operating segments. In addition, for non-Company-owned and licensed beverage products sold in the refranchised territories for which the Company no longer reports unit case volume, we have eliminated the unit case volume from the base year when calculating 2016 versus 2015 volume growth rates on a consolidated basis as well as for the North America and Bottling Investments operating segments. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
In 2015, the Company closed a transaction with Monster ("Monster Transaction"), which has been included as a structural change (a component of acquisitions and divestitures) in our analysis of net operating revenues on a consolidated basis as well as for each of the Company's operating segments. This transaction consisted of multiple elements including, but not limited to, the acquisition of Monster’s non-energy brands and the expansion of our distribution territories for Monster's energy brands. These elements of the transaction impacted the Company’s unit case volume and concentrate sales volume and therefore, in addition to being included as a structural change (a component of acquisitions and divestitures), they are also considered acquired brands.
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
The Company is currently pursuing certain transactions that, if completed, will be included as structural changes for the applicable periods. In 2016, we announced our intent to refranchise 100 percent of Company-owned North America bottling territories by the end of 2017. The Company also announced that we have entered into a non-binding letter of intent to refranchise Company-owned bottling operations in China to two of our existing bottling partners.

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
Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2016 versus 2015
	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Unit Cases[1,2,3]	Concentrate Sales[4]	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	1%	1%	1%	—%	[5]
Europe, Middle East & Africa	2%	(1)%	—%	(2)%	[6]
Latin America	(2)	—	—	—
North America	1	1	1	1	[7]
Asia Pacific	2	9	2	4
Bottling Investments	(22)	N/A	(13)	N/A
1 Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. After considering the impact of structural changes, unit case volume declines for Bottling Investments were 2 percent and 1 percent for the three and nine months ended September 30, 2016, respectively.
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

[5]	After considering the impact of structural changes, concentrate sales volume worldwide for the nine months ended September 30, 2016 grew 1 percent.

[6]	After considering the impact of structural changes, concentrate sales volume for Europe, Middle East and Africa for the nine months ended September 30, 2016 declined 1 percent.

[7]	After considering the impact of structural changes, concentrate sales volume for North America for the nine months ended September 30, 2016 was even.

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
Three Months Ended September 30, 2016 versus Three Months Ended October 2, 2015
Unit case volume in Europe, Middle East and Africa grew 2 percent, including 1 point of growth from acquired brands, and reflected 1 percent growth in the group's sparkling beverages and 4 percent growth in the group's still beverages. The growth in still beverages was led by increases in packaged water and sports drinks, partially offset by a decrease in juices and juice drinks. The growth in sparkling beverages reflected unit case volume growth of 3 percent in Trademark Sprite and 1 percent in Trademark Fanta. The group reported increases in unit case volume in the Western Europe, Middle East & North Africa and West Africa business units. The increases in these business units were partially offset by a 2 percent decline in unit case volume in the Central & Eastern Europe business unit.
In Latin America, unit case volume declined 2 percent, which consisted of a 2 percent decline in sparkling beverages and a 1 percent decline in still beverages. The group's volume decline reflected declines of 9 percent in the Latin Center business unit, 6 percent in the Brazil business unit and 4 percent in the South Latin business unit. These declines were partially offset by unit case volume growth of 4 percent in the Mexico business unit, which reflected 5 percent growth in sparkling beverages and 2 percent growth in still beverages. Mexico's sparkling beverage unit case growth was led by 3 percent growth in Trademark Coca-Cola.
Unit case volume in North America grew 1 percent, reflecting an increase in still beverages of 2 percent and even sparkling beverage volume. The still beverage volume growth reflected the group's strong performance in packaged water and sports drinks. In addition, still beverage volume performance included 9 percent growth in vitaminwater. The sparkling beverage unit case volume included a 6 percent decline in Diet Coke, offset by 3 percent growth in Trademark Sprite, 7 percent growth in Trademark Fanta and growth in energy drinks.
In Asia Pacific, unit case volume increased 2 percent. Sparkling beverage volume was even, reflecting 1 percent growth in Trademark Coca-Cola offset by a decline of 1 percent in Trademark Sprite. The group's still beverage volume increased 5 percent, primarily reflecting growth in packaged water, teas and coffee. Unit case volume in China and the Philippines grew 2 percent and 7 percent, respectively. Japan reported unit case volume growth of 4 percent, led by growth in packaged water, coffee and teas. The growth in these countries was partially offset by a unit case volume decline of 4 percent in India.
Unit case volume for Bottling Investments declined 22 percent. This decrease primarily reflects the deconsolidation of our German bottling operations in May 2016, the decline in India as well as a decline in CCR's unit case volume of 14 percent. The decline in CCR's unit case volume is primarily driven by North America refranchising activities. The unfavorable impact of these items on the group's unit case volume results was partially offset by growth in China and other markets where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 32 percent and 67 percent of the unit case volume in China and India, respectively. CCR accounted for 61 percent of the total bottler-distributed unit case volume in North America.
Nine Months Ended September 30, 2016 versus Nine Months Ended October 2, 2015
In Europe, Middle East and Africa, unit case volume was even, reflecting a 2 percent increase in still beverages and even volume in sparkling beverages. The group's sparkling beverage performance included a 1 percent decline in Trademark Coca-Cola, offset by an increase of 4 percent in Trademark Sprite, an increase of 1 percent in Trademark Fanta and an increase of 6 percent in Trademark Schweppes. The increase in still beverage volume reflected growth in packaged water, teas and sports drinks, partially offset by a decline in juices and juice drinks. The group reported increases in unit case volume in our Western Europe, Middle East & North Africa and West Africa business units. The increases in these business units were offset by a 2 percent decline in unit case volume in the Central & Eastern Europe business unit and a 3 percent decline in the Turkey, Caucasus & Central Asia business unit.
Unit case volume in Latin America was even, reflecting a decline of 1 percent in sparkling beverage volume and still beverage volume growth of 4 percent. The growth in the group's still beverages was led by our performance in packaged water, juices and juice drinks and teas. The group's volume reflected declines of 5 percent in the Brazil business unit, 4 percent in the Latin Center business unit and 3 percent in the South Latin business unit. These declines were offset by unit case volume growth of 5 percent in the Mexico business unit, which reflected 5 percent growth in both sparkling and still beverages. Mexico's sparkling beverage unit case growth was led by 4 percent growth in Trademark Coca-Cola.

In North America, unit case volume grew 1 percent, reflecting even sparkling beverage volume and still beverage volume growth of 3 percent. North America's volume in sparkling beverages included a 6 percent decline in Diet Coke offset by 2 percent growth in Trademark Sprite, 6 percent growth in Trademark Fanta and strong growth in energy drinks. The increase in still beverage volume reflected growth in packaged water, sports drinks, juices and juice drinks and dairy. In addition, still beverage volume performance included 8 percent growth in vitaminwater.
Unit case volume in Asia Pacific increased 2 percent. Sparkling beverage volume was even, which included 2 percent growth in Trademark Coca-Cola offset by a 4 percent decline in Trademark Sprite. The group's still beverage volume increased 6 percent, reflecting growth in packaged water, teas and coffee, partially offset by a decline in juices and juice drinks. Unit case volume in India grew 4 percent and Japan reported unit case volume growth of 4 percent, led by growth in packaged water, coffee and teas. Unit case volume in the Philippines and Indonesia grew 12 percent and 9 percent, respectively. The growth in these countries was partially offset by a unit case volume decline of 2 percent in China.
Unit case volume for Bottling Investments decreased 13 percent. This decrease primarily reflects the deconsolidation of our German bottling operations in May 2016, the decline in China as well as a decline in CCR's unit case volume of 13 percent. The decline in CCR's unit case volume is primarily driven by North America refranchising activities. The unfavorable impact of these items on the group's unit case volume results was partially offset by growth in India and other markets where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 33 percent and 66 percent of the unit case volume in China and India, respectively. CCR accounted for 64 percent of the total bottler-distributed unit case volume in North America.
Concentrate Sales Volume
During the three months ended September 30, 2016, worldwide unit case volume and concentrate sales volume both grew 1 percent compared to the three months ended October 2, 2015. During the nine months ended September 30, 2016, worldwide unit case volume grew 1 percent and concentrate sales volume was even compared to the nine months ended October 2, 2015. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the nine months ended September 30, 2016 was primarily due to having one less day during the first quarter of 2016 when compared to the first quarter of 2015. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in a reporting period. In addition, concentrate sales volume growth in the Europe, Middle East and Africa and North America operating segments during the three and nine months ended September 30, 2016 was impacted by structural changes. In addition, the concentrate sales volume growth in the Asia Pacific operating segment during the three months ended September 30, 2016 was higher than unit case volume growth due to the timing of concentrate shipments.
Net Operating Revenues
Three Months Ended September 30, 2016 versus Three Months Ended October 2, 2015
The Company's net operating revenues decreased $794 million.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2016 versus 2015
	Volume[1]	Price, Product & Geographic Mix	Currency Fluctuations	Acquisitions & Divestitures	Total
Consolidated	1%	1%	(2)%	(8)%	(7)%
Europe, Middle East & Africa	(1)%	3%	(2)%	(3)%	(4)%
Latin America	—	11	(16)	—	(4)
North America	1	2	—	—	3
Asia Pacific	9	(8)	4	(1)	4
Bottling Investments	(2)	3	(1)	(19)	(19)
Corporate	*	*	*	*	*
Note: Certain rows may not add due to rounding.

*	Calculation is not meaningful.
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
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 1 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorable geographic mix;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in several markets, partially offset by unfavorable geographic mix;

•	North America — favorably impacted as a result of pricing initiatives and product and package mix;

•	Asia Pacific — unfavorably impacted by product mix; and

•	Bottling Investments — favorably impacted as a result of pricing initiatives and geographic mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 2 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, U.K. pound sterling, Argentine peso and Mexican peso, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, Brazilian real, Japanese yen and Australian dollar, which had a favorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Nine Months Ended September 30, 2016 versus Nine Months Ended October 2, 2015
The Company's net operating revenues decreased $1,840 million.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2016 versus 2015
	Volume[1]	Price, Product & Geographic Mix	Currency Fluctuations	Acquisitions & Divestitures	Total
Consolidated	1%	2%	(3)%	(5)%	(5)%
Europe, Middle East & Africa	(1)%	3%	(3)%	(3)%	(4)%
Latin America	—	12	(20)	—	(7)
North America	—	3	—	—	3
Asia Pacific	4	(4)	1	(2)	(1)
Bottling Investments	(1)	1	(2)	(10)	(12)
Corporate	*	*	*	*	*
Note: Certain rows may not add due to rounding.

*	Calculation is not meaningful.
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
Price, product and geographic mix favorably impacted our consolidated net operating revenues by 2 percent. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorable price mix in all of the segment's business units and favorable geographic mix;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in several markets, partially offset by unfavorable geographic mix;

•	North America — favorably impacted as a result of pricing initiatives and product and package mix; and

•	Asia Pacific — unfavorable product and channel mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 3 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Argentine peso, Mexican peso and Australian dollar, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Asia Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
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
Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our Bottling Investments operating segment, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three and nine months ended September 30, 2016, the Company recorded losses of $9 million and gains of $72 million, respectively, in the line item cost of goods sold in our condensed consolidated statements of income related to the changes in the fair value of these derivative instruments. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin increased to 61.1 percent for the three months ended September 30, 2016, compared to 59.9 percent for the three months ended October 2, 2015. Our gross profit margin increased to 61.0 percent for the nine months ended September 30, 2016, compared to 60.8 percent for the nine months ended October 2, 2015. These increases were primarily due to the impact of positive price mix, lower commodity costs and favorable geographic mix, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and acquisitions and divestitures. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes.

Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Stock-based compensation expense	$72	$54	$191	$171
Advertising expenses	1,157	1,097	3,062	3,104
Selling and distribution expenses[1]	1,253	1,506	4,004	4,590
Other operating expenses	1,527	1,550	4,425	4,625
Total	$4,009	$4,207	$11,682	$12,490
1 Includes operating expenses as well as general and administrative expenses primarily related to our Bottling Investments operating segment.
During the three and nine months ended September 30, 2016, selling, general and administrative expenses decreased $198 million and $808 million, respectively, versus the prior year comparable periods. During the three and nine months ended September 30, 2016, fluctuations in foreign currency exchange rates decreased total selling, general and administrative expenses by 1 percent and 2 percent, respectively. Advertising expenses during the three and nine months ended September 30, 2016 were unfavorably impacted by 3 percent and 4 percent, respectively, as a result of foreign currency exchange fluctuations. The decrease in advertising expenses during the nine months ended September 30, 2016 was also impacted by the timing of expenses as well as the impact of acquisitions and divestitures. The decreases in selling and distribution expenses during the three and nine months ended September 30, 2016 reflect the impact of acquisitions and divestitures. Foreign currency exchange rate fluctuations have a more significant impact on both advertising and other operating expenses as compared to our selling and distribution expenses since they are generally transacted in local currency. Our selling and distribution expenses are primarily related to our Company-owned bottling operations, of which the majority of expenses are attributable to CCR and are primarily denominated in U.S. dollars. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the acquisitions and divestitures.
During the nine months ended September 30, 2016, the Company contributed $519 million to our pension plans, and we anticipate making additional contributions of approximately $180 million to our pension plans during the remainder of 2016. Our full year pension expense is currently expected to decrease by approximately $175 million compared to 2015. Effective January 1, 2016, the Company changed the method used to calculate the service and interest components of pension expense and started measuring these costs by applying the specific spot rates along the yield curve to the plans’ projected cash flows. The anticipated decrease in 2016 pension expense is primarily due to settlement and special termination costs incurred in 2015 of $169 million, the new method to calculate service and interest costs, an increase in the weighted-average discount rate used to calculate the Company's benefit obligations and the impact of the 2016 contributions the Company made to U.S. pension plans. The impact of these items will be partially offset by unfavorable asset performance compared to our expected return in 2015 and a decrease in the expected return on assets for U.S. plans.
As of September 30, 2016, we had $317 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.6 years. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Europe, Middle East & Africa	$2	$(1)	$6	$3
Latin America	75	4	74	40
North America	22	31	80	104
Asia Pacific	—	2	1	—
Bottling Investments	95	151	479	361
Corporate	28	77	190	658
Total	$222	$264	$830	$1,166

During the three months ended September 30, 2016, the Company recorded other operating charges of $222 million. These charges primarily consisted of a charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela due to changes in exchange rates, charges of $73 million related to costs incurred to refranchise certain of our North America bottling territories, and charges of $59 million due to the Company's productivity and reinvestment program. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information on the Venezuelan exchange rates, Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the costs related to the North America refranchising and Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the nine months ended September 30, 2016, the Company recorded other operating charges of $830 million. These charges primarily consisted of $187 million due to the Company's productivity and reinvestment program and $240 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $170 million related to costs incurred to refranchise certain of our North America bottling territories. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation, a charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela due to changes in exchange rates and charges of $37 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives, Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the costs related to the North America refranchising and Note 1 of Notes to Condensed Consolidated Financial Statements for additional information on the Venezuelan exchange rates. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
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

In October 2014, the Company announced that we were further expanding our productivity and reinvestment program and extending it through 2019. The expansion of the productivity initiatives will focus on four key areas: restructuring the Company's global supply chain; implementing zero-based work, an evolution of zero-based budget principles, across the organization; streamlining and simplifying the Company's operating model; and further driving increased discipline and efficiency in direct marketing investments. The Company expects that the expanded productivity initiatives will generate an incremental $2 billion in annualized productivity. This productivity will enable the Company to fund marketing initiatives and innovation required to deliver sustainable net revenue growth and will also support margin expansion and increased returns on invested capital over time. We expect to achieve total annualized productivity of approximately $3.6 billion by 2019 from the initiatives implemented under this program since it began in 2012 and have incurred total pretax expenses of $2,243 million related to this program since it began. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
Integration of Our German Bottling Operations
In 2008, the Company began the integration of our German bottling operations acquired in 2007. The Company incurred total pretax expenses of $1,367 million as a result of this initiative, primarily related to involuntary terminations. During the nine months ended September 30, 2016, the Company deconsolidated our German bottling operations. Refer to Note 2 and Note 11 of Notes to Condensed Consolidated Financial Statements.
Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Europe, Middle East & Africa	40.3%	39.1%	39.8%	42.1%
Latin America	19.2	22.6	20.2	22.8
North America	29.3	24.5	27.3	26.0
Asia Pacific	25.7	24.0	26.0	26.0
Bottling Investments	5.4	3.6	3.1	3.3
Corporate	(19.9)	(13.8)	(16.4)	(20.2)
Total	100.0%	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Consolidated	21.4%	20.8%	22.4%	21.0%
Europe, Middle East & Africa	49.4%	52.8%	54.0%	56.2%
Latin America	45.9	54.2	52.8	54.8
North America	40.1	39.7	41.6	44.2
Asia Pacific	44.3	45.8	49.5	49.2
Bottling Investments	2.6	1.4	1.4	1.3
Corporate	*	*	*	*

*	Calculation is not meaningful.
Three Months Ended September 30, 2016 versus Three Months Ended October 2, 2015
During the three months ended September 30, 2016 and October 2, 2015, the Company’s operating income was unfavorably impacted by the refranchising of bottling territories in North America, which unfavorably impacted our Bottling Investments operating segment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on North America refranchising.

During the three months ended September 30, 2016, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 7 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, U.K. pound sterling, Argentine peso and Mexican peso, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, Brazilian real, Japanese yen and Australian dollar, which had a favorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $914 million and $930 million for the three months ended September 30, 2016 and October 2, 2015, respectively. Fluctuations in foreign currency exchange rates unfavorably impacted the segment's operating income by 3 percent.
Latin America reported operating income of $435 million and $538 million for the three months ended September 30, 2016 and October 2, 2015, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 24 percent. The impact of the exchange rate fluctuations was partially offset by favorable price mix.
Operating income for North America for the three months ended September 30, 2016 and October 2, 2015, was $666 million and $585 million, respectively. The increase in the segment's operating income was due to price increases and favorable package mix as well as the favorable impact of a decrease in other operating charges.
Asia Pacific's operating income for the three months ended September 30, 2016 and October 2, 2015, was $583 million and $571 million, respectively. Operating income for the segment reflects the favorable impact of foreign currency exchange rate fluctuations of 4 percent, partially offset by unfavorable product mix.
Operating income for our Bottling Investments segment for the three months ended September 30, 2016 and October 2, 2015, was $124 million and $85 million, respectively. The Bottling Investments segment was favorably impacted by price increases, geographic mix and a decrease in other operating charges, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations of 3 percent and the impact of acquisitions and divestitures.
The Corporate segment's operating loss for the three months ended September 30, 2016 and October 2, 2015, was $451 million and $330 million, respectively. Fluctuations in foreign currency exchange rates unfavorably impacted the segment's operating income by 6 percent, the impact of which was partially offset by a decrease in other operating charges.
Nine Months Ended September 30, 2016 versus Nine Months Ended October 2, 2015
During the nine months ended September 30, 2016 and October 2, 2015, the Company’s operating income was unfavorably impacted by the refranchising of bottling territories in North America, which unfavorably impacted our Bottling Investments operating segment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising. During the nine months ended September 30, 2016, the Company's operating income was unfavorably impacted by the sale of the Company’s energy brands as part of the Monster Transaction which closed on June 12, 2015. The sale of the energy brands unfavorably impacted our Europe, Middle East and Africa, Latin America, North America, Asia Pacific and Bottling Investments operating segments. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster Transaction.
During the nine months ended September 30, 2016, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 9 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Argentine peso, Mexican peso and Australian dollar, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Asia Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $2,897 million and $3,036 million for the nine months ended September 30, 2016 and October 2, 2015, respectively. The segment was unfavorably impacted by fluctuations in foreign currency exchange rates of 3 percent as well as the impact of the acquisitions and divestitures, partially offset by favorable price mix in all of the segment's business units and favorable geographic mix.
Latin America reported operating income of $1,470 million and $1,641 million for the nine months ended September 30, 2016 and October 2, 2015, respectively. Fluctuations in foreign currency exchange rates unfavorably impacted the segment's operating income by 28 percent and the segment was also unfavorably impacted by an increase in other operating charges. The impact of these items was partially offset by favorable price mix in all of the segment's business units.

Operating income for North America for the nine months ended September 30, 2016 and October 2, 2015, was $1,982 million and $1,874 million, respectively. The increase in the segment's operating income was due to price increases and favorable package mix and a decrease in other operating charges, partially offset by the impact of acquisitions and divestitures.
Asia Pacific's operating income for the nine months ended September 30, 2016 and October 2, 2015, was $1,892 million and $1,876 million, respectively. Operating income for the segment reflects an increase in concentrate sales partially offset by the unfavorable impact of foreign currency exchange rate fluctuations of 1 percent and the impact of acquisitions and divestitures.
Operating income for our Bottling Investments segment for the nine months ended September 30, 2016 and October 2, 2015, was $222 million and $239 million, respectively. The Bottling Investments segment was unfavorably impacted by an increase in other operating charges, the unfavorable impact of foreign currency exchange rate fluctuations of 1 percent and the impact of acquisitions and divestitures.
The Corporate segment's operating loss for the nine months ended September 30, 2016 and October 2, 2015, was $1,192 million and $1,456 million, respectively. Operating loss in 2016 was favorably impacted by a decrease in other operating charges partially offset by the unfavorable impact of foreign currency exchange rate fluctuations of 4 percent.
Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended September 30, 2016, interest income was $164 million, compared to $155 million during the three months ended October 2, 2015, an increase of $9 million. During the nine months ended September 30, 2016, interest income was $472 million, compared to $459 million during the nine months ended October 2, 2015, an increase of $13 million. These increases primarily reflect higher cash balances and higher average interest rates in certain of our international locations, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
Interest Expense
During the three months ended September 30, 2016, interest expense was $182 million, compared to $138 million during the three months ended October 2, 2015, an increase of $44 million. This increase primarily reflects the impact of additional long-term debt the Company issued during 2016 and interest rate swaps on our fixed-rate debt.
During the nine months ended September 30, 2016, interest expense was $485 million, compared to $713 million during the nine months ended October 2, 2015, a decrease of $228 million. Interest expense during the nine months ended September 30, 2016 included the impact of recently issued long-term debt and interest rate swaps on our fixed-rate debt. The interest expense during the nine months ended October 2, 2015 included charges of $320 million the Company recorded on the early extinguishment of certain long-term debt. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended September 30, 2016 versus Three Months Ended October 2, 2015
During the three months ended September 30, 2016, equity income was $281 million, compared to equity income of $200 million during the three months ended October 2, 2015, an increase of $81 million. This increase reflects, among other items, more favorable operating results reported by several of our equity method investees as well as our newly acquired investments in CCEP, CCBA and CCBA's South African subsidiary. The favorable impact of these items was partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies and the derecognition of the Company's former equity method investment in South Africa. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the deconsolidation of both our German and South African bottling operations.

The Company recorded a net charge of $14 million and a net gain of $3 million in the line item equity income (loss) — net during the three months ended September 30, 2016 and October 2, 2015, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by our equity method investees.
Nine Months Ended September 30, 2016 versus Nine Months Ended October 2, 2015
During the nine months ended September 30, 2016, equity income was $678 million, compared to equity income of $402 million during the nine months ended October 2, 2015, an increase of $276 million. This increase reflects, among other items, more favorable operating results reported by several of our equity method investees, the impact of the June 2015 investment in Monster, as well as our newly acquired investments in CCEP, CCBA and CCBA's South African subsidiary. The favorable impact of these items was partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies and the derecognition of the Company's former equity method investment in South Africa. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Monster Transaction and the deconsolidation of our South African and German bottling operations.
The Company recorded net charges of $35 million and $79 million in the line item equity income (loss) — net during the nine months ended September 30, 2016 and October 2, 2015, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by our equity method investees, including charges incurred during the nine months ended October 2, 2015 by an equity method investee due to changes in the Venezuelan bolivar exchange rates. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on Venezuela's currency devaluation.
Other Income (Loss) — Net
Three Months Ended September 30, 2016 versus Three Months Ended October 2, 2015
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
During the three months ended September 30, 2016, other income (loss) — net was a loss of $1,106 million. This loss included losses of $1,089 million due to the refranchising of certain bottling territories in North America and a loss of $21 million due to the deconsolidation of our South African bottling operations and disposal of the related equity method investment in exchange for investments in CCBA and CCBA's South African subsidiary. Additionally, the Company incurred net foreign currency exchange losses of $25 million and charges of $17 million related to payments made to certain of our unconsolidated bottling partners in order to convert their bottling agreements to a CBA with additional requirements ("Final Form CBA"). Other income (loss) — net also included net gains of $24 million related to trading securities and available-for-sale securities. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising, the deconsolidation of our South African bottling operations and the conversion payments. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
During the three months ended October 2, 2015, other income (loss) — net was a loss of $871 million. This loss included a $794 million charge the Company recorded primarily due to the refranchising of certain bottling territories in North America, net foreign currency exchange losses of $65 million, and net losses of $16 million related to trading securities and available-for-sale securities. None of the other items included in other income (loss) — net during the three months ended October 2, 2015, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising.

Nine Months Ended September 30, 2016 versus Nine Months Ended October 2, 2015
During the nine months ended September 30, 2016, other income (loss) — net was a loss of $315 million. This loss included losses of $1,657 million due to the refranchising of certain bottling territories in North America and a loss of $21 million due to the deconsolidation of our South African bottling operations and and disposal of the related equity method investment in exchange for investments in CCBA and CCBA's South African subsidiary. Additionally, the Company incurred net foreign currency exchange losses of $106 million and charges of $17 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to Final Form CBAs. These losses were partially offset by a gain of $1,323 million due to the deconsolidation of our German bottling operations, dividend income of $45 million, net gains of $69 million related to trading securities and available-for-sale securities and a gain of $18 million resulting from the Company's disposal of its investment in Keurig Green Mountain, Inc. ("Keurig"). Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising, the deconsolidation of our South African bottling operations, the conversion payments, the deconsolidation of our German bottling operations and the Keurig investment disposal. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
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
We are in discussions with, and in some cases have signed non-binding letters of intent with, various parties regarding the refranchising of additional territories in North America. The Company has not finalized or approved definitive agreements related to these additional territories. Due to our accounting policy election related to contingent consideration, if the Company approves any future transactions with a similar structure to the North America refranchising transactions discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, we will be required to record additional losses as a result of the derecognition of the related intangible assets. We expect the value of these intangible assets will be recovered through future quarterly payments to be received from the bottlers.
Income Taxes
Our effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2016 to 2027. We anticipate that we will be able to extend or renew the grants in these locations. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2016 is 22.5 percent. However, in arriving at this estimate we do not include the estimated impact of significant operating and nonoperating items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
The Company recorded income tax expense of $378 million (26.5 percent effective tax rate) and $272 million (15.8 percent effective tax rate) during the three months ended September 30, 2016 and October 2, 2015, respectively. The Company recorded income tax expense of $1,618 million (21.2 percent effective tax rate) and $1,937 million (24.0 percent effective tax rate) during the nine months ended September 30, 2016 and October 2, 2015, respectively.

The following table illustrates the income tax expense (benefit) associated with significant operating and nonoperating items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2016		October 2, 2015		September 30, 2016		October 2, 2015
Productivity and reinvestment program	$(20)	[1]	$(49)	[8]	$(65)	[1]	$(124)	[8]
Other productivity, integration and restructuring initiatives	—		—	[9]	—	[2]	—	[9]
Transaction gains and losses	(246)	[3]	(291)	[10]	(363)	[4]	173	[11]
Certain tax matters	7	[5]	(6)	[12]	84	[5]	(6)	[13]
Other — net	8	[6]	—		(38)	[7]	(168)	[14]

[1]
Related to charges of $59 million and $187 million during the three and nine months ended September 30, 2016, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $240 million during the nine months ended September 30, 2016. These charges were due to the integration of our German bottling operations. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to a net charge of $1,204 million that primarily consisted of charges related to $1,089 million of losses due to the refranchising of bottling territories in North America, $73 million related to costs incurred to refranchise our North America bottling territories, charges of $17 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to Final Form CBAs, a loss of $21 million related to the deconsolidation of our South African bottling operations and the $80 million tax impact resulting from the accrual of tax on temporary differences related to the investment in foreign subsidiaries that are now expected to reverse in the foreseeable future. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to a net charge of $561 million that primarily consisted of charges related to $1,657 million of losses due to the refranchising of bottling territories in North America, $170 million related to costs incurred to refranchise our North America bottling territories, charges of $17 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to Final Form CBAs, a loss of $21 million related to the deconsolidation of our South African bottling operations and the $80 million tax impact resulting from the accrual of tax on temporary differences related to the investment in foreign subsidiaries that are now expected to reverse in the foreseeable future. These charges are partially offset by a $1,288 million net gain related to the deconsolidation of our German bottling operations and an $18 million net gain related to the disposal of our investment in Keurig. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[5]
Primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[6]
Related to charges of $99 million that included a $76 million charge due to the write-down we recorded related to receivables from our bottling partner in Venezuela, a $14 million charge due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and a $9 million charge due to tax litigation expense. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[7]
Related to charges of $230 million that included a $100 million cash contribution to The Coca-Cola Foundation, a $76 million charge due to the write-down we recorded related to receivables from our bottling partner in Venezuela, a $35 million charge due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and a $19 million charge due to tax litigation expense. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

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

[10]
Related to a net charge of $859 million that included $815 million of charges primarily due to the refranchising of bottling territories in North America and a $38 million charge due to the impairment of certain trademark assets. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[11]
Related to a net gain of $102 million that primarily consisted of a $1,402 million net gain related to the Monster Transaction, partially offset by a $418 million charge due to the impairment of certain trademark assets, $848 million of charges due to the refranchising of bottling territories in North America, a $6 million additional charge related to the sale of a portion of our equity investment in a Brazilian bottling entity, and a $19 million charge related to the remeasurement of our equity interest in a South African bottler to fair value. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

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

[14]
Related to charges of $639 million that primarily consisted of a $100 million cash contribution to The Coca-Cola Foundation, $320 million associated with the early extinguishment of long-term debt, $27 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary into U.S. dollars using the SIMADI exchange rate, $111 million due to the write-down we recorded related to receivables from our bottling partner in Venezuela and an impairment of a Venezuelan trademark, and $79 million due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 1 and Note 10 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2016. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $8,340 million in lines of credit available for general corporate purposes as of September 30, 2016. These backup lines of credit expire at various times between 2016 and 2019.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the nine months ended September 30, 2016. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $22.4 billion as of September 30, 2016. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds.
Net operating revenues in the United States were $15.1 billion for the nine months ended September 30, 2016, or 47 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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

Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2016 and October 2, 2015, was $6,723 million and $8,390 million, respectively, a decrease of $1,667 million. This decrease included the unfavorable impact of currency exchange rates, the impact of $471 million in incremental contributions made to the Company's pension plans and one less day during the first quarter of 2016 when compared to 2015. The impact of these items was partially offset by lower income tax payments during the nine months ended September 30, 2016.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2016 was $1,333 million compared to net cash used in investing activities of $5,413 million during the prior year comparable period, a decrease of $4,080 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the nine months ended September 30, 2016, purchases of investments were $12,733 million and proceeds from disposals of investments were $13,210 million, resulting in a net cash inflow of $477 million. During the nine months ended October 2, 2015, purchases of investments were $12,006 million and proceeds from disposals of investments were $10,403 million, resulting in a net cash outflow of $1,603 million. The proceeds during the nine months ended September 30, 2016 included the disposal of the Company's investment in Keurig. The purchases during the nine months ended October 2, 2015, included the Company's acquisition of additional shares in Keurig. The remaining activity primarily represents the purchases of and proceeds from short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on our investment in Keurig.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 30, 2016, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $767 million, which primarily related to our acquisition of Xiamen Culiangwang Beverage Technology Co., Ltd., a maker of plant-based protein beverages in China, and a minority investment in CHI Limited, a Nigerian producer of value-added dairy and juice beverages. During the nine months ended October 2, 2015, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $2,489 million, which primarily included our equity investments in Monster and certain Indonesian bottling operations as well as our acquisition of bottling operations in South Africa. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the transactions during the nine months ended September 30, 2016 and October 2, 2015.
Under the terms of the agreement related to our investment in CHI Limited, the Company is obligated to acquire the remaining ownership interest from the existing shareowners in 2019 based on an agreed-upon formula. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 30, 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $745 million, primarily related to proceeds from the refranchising of certain of our bottling territories in North America. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information. During the nine months ended October 2, 2015, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $416 million, which included proceeds related to the refranchising of certain of our bottling territories in North America and cash received as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the nine months ended September 30, 2016, were $1,469 million. The Company currently expects our 2016 full year capital expenditures (net of disposals) to be slightly less than $2.5 billion, primarily in our Bottling Investments operating segment.
During the nine months ended October 2, 2015, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $1,620 million.
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

Cash Flows from Financing Activities
Our financing activities include net borrowings, issuances of stock, share repurchases and dividends. Net cash used in financing activities during the nine months ended September 30, 2016 totaled $1,783 million compared to net cash used in financing activities of $1,178 million during the prior year comparable period, an increase of $605 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the nine months ended September 30, 2016, the Company had issuances of debt of $22,667 million, which included $393 million of payments related to commercial paper and short-term debt with maturities of 90 days or less and $17,291 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $4,983 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances.
The Company made payments of debt of $20,406 million during the nine months ended September 30, 2016, which included $18,720 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,686 million.
During the nine months ended September 30, 2016, the Company issued Australian dollar-, euro- and U.S. dollar-denominated debt of AUD1,000 million, €500 million and $3,725 million, respectively. The carrying value of this debt as of September 30, 2016 was $5,009 million. The general terms of the notes issued are as follows:

•	AUD450 million total principal amount of notes due June 9, 2020, at a fixed interest rate of 2.6 percent;

•	AUD550 million total principal amount of notes due June 11, 2024, at a fixed interest rate of 3.25 percent;

•	$225 million total principal amount of notes due November 16, 2017, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 0.05 percent;

•	$1,000 million total principal amount of notes due May 30, 2019, at a fixed interest rate of 1.375 percent;

•	$1,000 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 1.55 percent;

•	$500 million total principal amount of notes due June 1, 2026, at a fixed interest rate of 2.55 percent;

•	$1,000 million total principal amount of notes due September 1, 2026, at a fixed interest rate of 2.25 percent; and

•	€500 million total principal amount of notes due September 2, 2036, at a fixed interest rate of 1.1 percent.
During the nine months ended September 30, 2016, the Company retired upon maturity $1,654 million total principal amount of notes due September 1, 2016, at a fixed interest rate of 1.8 percent.
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
As of September 30, 2016, the carrying value of the Company's long-term debt included $371 million of fair value adjustments related to the debt assumed in connection with our acquisition of Old CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 21 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Issuances of Stock
During the nine months ended September 30, 2016, the Company received cash proceeds from issuances of stock of $1,295 million, an increase of $563 million when compared to cash proceeds of $732 million from stock issuances during the nine months ended October 2, 2015. This increase is primarily due to an increase in the exercise of stock options by Company employees.
Share Repurchases
During the nine months ended September 30, 2016, the Company repurchased 55.4 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $44.71 per share, for a total cost of $2,475 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $2,509 million during the nine months ended September 30, 2016. The total cash outflow for treasury stock during the first nine months of 2016 includes treasury stock that was purchased and settled during the nine months ended September 30, 2016, as well as stock purchased in December 2015 that settled in early 2016; however, it does not include treasury stock that was purchased but did not settle during the nine months ended September 30, 2016. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the nine months ended September 30, 2016, resulted in a net cash outflow of $1,214 million. During 2016, the Company expects to purchase between $2.0 billion and $2.5 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.
During the nine months ended October 2, 2015, the Company repurchased 49.3 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $40.49 per share, for a total cost of $1,997 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the nine months ended October 2, 2015, was $1,966 million. The total cash outflow for treasury stock during the first nine months of 2015 includes treasury stock that was purchased and settled during the nine months ended October 2, 2015, as well as stock purchased in December 2014 that settled in early 2015; however, it does not include treasury stock that was purchased but did not settle during the nine months ended October 2, 2015. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy minimum tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the nine months ended October 2, 2015, resulted in a net cash outflow of $1,234 million.
Dividends
The Company paid dividends of $3,028 million and $4,313 million during the nine months ended September 30, 2016 and October 2, 2015, respectively. As a result of the timing of dividend payment dates, the Company only paid two quarters of dividends during the nine months ended September 30, 2016, compared to three quarters of dividends during the nine months ended October 2, 2015. The Company paid the third quarter dividend on October 3, 2016.
Our Board of Directors approved the Company's regular quarterly dividend of $0.35 per share at its October 2016 meeting. This dividend is payable on December 15, 2016, to shareowners of record as of December 1, 2016.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three and nine months ended September 30, 2016, by 7 percent and 9 percent, respectively. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have an unfavorable impact on our results through the end of the year.
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
During the nine months ended September 30, 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which should be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The official and most preferential rate is now known as DIPRO and the SICAD rate has been eliminated. The Venezuelan government also announced that the SIMADI rate would be replaced by the DICOM rate, which will be allowed to float freely and is expected to fluctuate based on supply and demand. As a result, management determined that the DICOM rate was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. As a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expected to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded a write-down of $76 million during the three and nine months ended September 30, 2016. We recorded a write-down of $56 million during the nine months ended October 2, 2015. These write-downs were recorded in the line item other operating charges in our condensed consolidated statements of income.
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
As of September 30, 2016, the combined carrying value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $88 million. Despite the additional currency conversion mechanisms, the Company's ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. dollars available for conversion. As a result of the newly announced floating DICOM rate, the Company expects to continue to record losses on foreign currency exchange, may incur additional write-downs of receivables or impairment charges and will continue to record our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	September 30, 2016	December 31, 2015	Increase (Decrease)		Percent Change
Cash and cash equivalents	$11,147	$7,309	$3,838		53%
Short-term investments	11,265	8,322	2,943		35
Marketable securities	3,157	4,269	(1,112)		(26)
Trade accounts receivable — net	4,082	3,941	141		4
Inventories	2,751	2,902	(151)		(5)
Prepaid expenses and other assets	3,091	2,752	339		12
Assets held for sale	2,463	3,900	(1,437)		(37)
Equity method investments	16,917	12,318	4,599		37
Other investments	1,110	3,470	(2,360)		(68)
Other assets	4,526	4,110	416		10
Property, plant and equipment — net	11,172	12,571	(1,399)		(11)
Trademarks with indefinite lives	6,183	5,989	194		3
Bottlers' franchise rights with indefinite lives	4,438	6,000	(1,562)		(26)
Goodwill	10,865	11,289	(424)		(4)
Other intangible assets	760	854	(94)		(11)
Total assets	$93,927	$89,996	$3,931		4%
Accounts payable and accrued expenses	$11,153	$9,660	$1,493		15%
Loans and notes payable	12,088	13,129	(1,041)		(8)
Current maturities of long-term debt	3,473	2,676	797		30
Accrued income taxes	396	331	65		20
Liabilities held for sale	682	1,133	(451)		(40)
Long-term debt	31,663	28,311	3,352		12
Other liabilities	3,984	4,301	(317)		(7)
Deferred income taxes	4,243	4,691	(448)		(10)
Total liabilities	$67,682	$64,232	$3,450		5%
Net assets	$26,245	$25,764	$481	[1]	2%
1 Includes a decrease in net assets of $415 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•
Assets held for sale and liabilities held for sale decreased primarily due to the deconsolidation of the Company's German and South African bottling operations which were previously classified as held for sale, partially offset by the Company's China bottling operations and additional North America bottling territories being reclassified as held for sale. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Equity method investments increased primarily as a result of the Company's new investments in CCEP, CCBA and CCBA's South African subsidiary, partially offset by the derecognition of the Company's former equity method investment in South Africa. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Other investments decreased primarily due to the disposal of the Company's investment in Keurig, which was accounted for as an available-for-sale security. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Property, plant and equipment and bottlers' franchise rights decreased primarily as a result of additional North America bottling territories being refranchised or reclassified as held for sale as well as the Company's China bottling operations being reclassified as held for sale. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

•
Accounts payable and accrued expenses increased primarily due to the Company's third quarter 2016 dividend payment, which was payable to shareowners of record as of September 15, 2016. This payment was made on October 3, 2016.

•
Current maturities of long-term debt increased primarily due to a portion of the Company's long-term debt maturing within the next 12 months and being reclassified as current. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

•
Long-term debt increased due to the Company's recent issuances of Australian dollar-, euro- and U.S. dollar-denominated debt, partially offset by a portion of the Company's long-term debt maturing within the next 12 months and being reclassified as current. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2016. The following further updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter.
U.S. Federal Income Tax Dispute
On September 17, 2015, the Company received a Statutory Notice of Deficiency ("Notice") from the Internal Revenue Service ("IRS") for the tax years 2007 through 2009, after a five-year audit. In the Notice, the IRS claims that the Company's United States taxable income should be increased by an amount that creates a potential additional federal income tax liability of approximately $3.3 billion for the period, plus interest. No penalties were asserted in the Notice. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing and promotion of products in overseas markets.
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
The Notice represents a repudiation of the methodology previously adopted in the 1996 closing agreement. The IRS designated the matter for litigation on October 15, 2015. To the extent the matter remains designated, the Company will be prevented from pursuing any administrative settlement at IRS Appeals or under the IRS Advance Pricing and Mutual Agreement Program.
The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. A trial date has been set for March 5, 2018. The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2016, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
July 2, 2016 through July 29, 2016	1,853,941	$45.54	1,845,286	187,295,005
July 30, 2016 through August 26, 2016	2,737,306	$43.70	2,195,708	185,099,297
August 27, 2016 through September 30, 2016	2,524,696	$42.80	2,524,696	182,574,601
Total	7,115,943	$43.86	6,565,690
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below; and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 8,655 shares, 541,598 shares and zero shares for the fiscal months of July, August and September 2016, respectively.
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

4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.9	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.10	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.12	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.15	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.16	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.17	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.18	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.19	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.20	Form of Note for 0.750% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.

4.21	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.22	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.23	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.24	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.25	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.26	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.27	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.28	Form of Note for 2.550% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.29	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.30	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.31	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
10.1	Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between Coca-Cola India, Inc. and Atul Singh, dated effective July 29, 2016.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and October 2, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and October 2, 2015, (iii) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and October 2, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ LARRY M. MARK
Date:	October 27, 2016	Larry M. Mark Vice President and Controller (As Principal Accounting Officer)

/s/ MARK RANDAZZA
Date:	October 27, 2016	Mark Randazza Vice President and Assistant Controller (On behalf of the Registrant)

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

4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.9	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.10	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for Floating Rate Notes due 2016 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.12	Form of Note for 0.750% Notes due 2016 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.15	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.16	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.17	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.18	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.19	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.

4.20	Form of Note for 0.750% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.21	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.22	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.23	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.24	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.25	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.26	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.27	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.28	Form of Note for 2.550% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.29	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.30	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.31	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
10.1	Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between Coca-Cola India, Inc. and Atul Singh, dated effective July 29, 2016.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and October 2, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and October 2, 2015, (iii) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and October 2, 2015, and (v) Notes to Condensed Consolidated Financial Statements.