Form 10-K
period 2016-12-31
COCA COLA CO
filed 2017-02-24
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-02217
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-0628465 (I.R.S. Employer Identification No.)
One Coca-Cola Plaza Atlanta, Georgia (Address of principal executive offices)	30313 (Zip Code)
Registrant's telephone number, including area code: (404) 676-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.25 Par Value	New York Stock Exchange
Floating Rate Notes Due 2017	New York Stock Exchange
Floating Rate Notes Due 2019	New York Stock Exchange
1.125% Notes Due 2022	New York Stock Exchange
0.75% Notes Due 2023	New York Stock Exchange
1.875% Notes Due 2026	New York Stock Exchange
1.125% Notes Due 2027	New York Stock Exchange
1.625% Notes Due 2035	New York Stock Exchange
1.100% Notes Due 2036	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of July 1, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, was $193,060,515,914 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant's Common Stock as of February 21, 2017, was 4,293,461,702.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 26, 2017, are incorporated by reference in Part III.

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
General
The Coca-Cola Company is the world's largest beverage company. We own or license and market more than 500 nonalcoholic beverage brands including sparkling beverages and a variety of still beverages such as waters, flavored waters and enhanced waters, juices and juice drinks, ready-to-drink teas and coffees, sports drinks, dairy, and energy drinks. We own and market four of the world's top five nonalcoholic sparkling beverage brands: Coca-Cola, Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries.
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations as well as independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for more than 1.9 billion of the approximately 59 billion servings of all beverages consumed worldwide every day.
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
Operating Segments
The Company's operating structure is the basis for our internal financial reporting. As of December 31, 2016, our operating structure included the following operating segments, the first five of which are sometimes referred to as "operating groups" or "groups":

•	Europe, Middle East and Africa

•	Latin America

•	North America

•	Asia Pacific

•	Bottling Investments

•	Corporate

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

•
"still beverages" means nonalcoholic beverages without carbonation, including noncarbonated waters, flavored waters and enhanced waters, juices and juice drinks, ready-to-drink teas and coffees, sports drinks, dairy, and noncarbonated energy drinks;

•
"Company Trademark Beverages" means beverages bearing our trademarks and certain other beverage products bearing trademarks licensed to us by third parties for which we provide marketing support and from the sale of which we derive economic benefit; and

•
"Trademark Coca-Cola Beverages" or "Trademark Coca-Cola" means beverages bearing the trademark Coca-Cola or any trademark that includes Coca-Cola or Coke (that is, Coca-Cola, Coca-Cola Life, Diet Coke/Coca-Cola Light and Coca-Cola Zero and all their variations and any line extensions, including caffeine free Diet Coke, Cherry Coke, etc.). Likewise, when we use the capitalized word "Trademark" together with the name of one of our other beverage products (such as "Trademark Fanta," "Trademark Sprite" or "Trademark Simply"), we mean beverages bearing the indicated trademark (that is, Fanta, Sprite or Simply, respectively) and all its variations and line extensions (such that "Trademark Fanta" includes Fanta Orange, Fanta Zero Orange, Fanta Apple, etc.; "Trademark Sprite" includes Sprite, Diet Sprite, Sprite Zero, Sprite Light, etc.; and "Trademark Simply" includes Simply Orange, Simply Apple, Simply Grapefruit, etc.).

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

Our finished product operations consist primarily of our Company-owned or -controlled bottling, sales and distribution operations, including Coca-Cola Refreshments' ("CCR") bottling and associated supply chain operations in the United States and Canada, and are included in our Bottling Investments operating segment. Our finished product operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers, such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment. We authorize these wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.
For information about net operating revenues and unit case volume related to our concentrate operations and finished product operations, refer to the heading "Our Business — General" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report, which is incorporated herein by reference.
We own numerous valuable nonalcoholic beverage brands, including the following:

Coca-Cola	Georgia[1]	Dasani	Ice Dew[9]
Diet Coke/Coca-Cola Light	Powerade	Simply[5]	I LOHAS[10]
Coca-Cola Zero	Del Valle[2]	Glacéau Vitaminwater	Ayataka[11]
Fanta	Schweppes[3]	Gold Peak[6]
Sprite	Aquarius	FUZE TEA[7]
Minute Maid	Minute Maid Pulpy[4]	Glacéau Smartwater[8]

[1]	Georgia is primarily a coffee brand sold mainly in Japan.

[2]	Del Valle is a juice and juice drink brand sold in Latin America. In Mexico and Brazil, we manufacture, market and sell Del Valle beverage products through joint ventures with our bottling partners.

[3]	Schweppes is owned by the Company in certain countries other than the United States.

[4]	Minute Maid Pulpy is a juice drink brand sold primarily in Asia Pacific.

[5]	Simply is a juice and juice drink brand sold in North America.

[6]	Gold Peak is primarily a tea brand sold in North America.

[7]	FUZE TEA is a brand sold outside of North America.

[8]	Glacéau Smartwater is a vapor-distilled water with added electrolytes which is sold mainly in North America and Great Britain.

[9]	Ice Dew is a water brand sold in China.

[10]	I LOHAS is a water brand sold in Japan.

[11]	Ayataka is a green tea brand sold in Japan.
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

Consumer demand determines the optimal menu of Company product offerings. Consumer demand can vary from one market to another and can change over time within a single market. Employing our business strategy, our Company seeks to further build its existing brands and, at the same time, to broaden its portfolio of brands, products and services in order to create and satisfy consumer demand in every market.
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
Distribution System
We make our branded beverage products available to consumers in more than 200 countries through our network of Company-owned or -controlled bottling and distribution operations, independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Consumers enjoy finished beverage products bearing trademarks owned by or licensed to us at a rate of more than 1.9 billion servings each day. We continue to expand our marketing presence in an effort to increase our unit case volume and net operating revenues in developed, developing and emerging markets. Our strong and stable bottling and distribution system helps us to capture growth by manufacturing, distributing and marketing existing, enhanced and new innovative products to our consumers throughout the world.
The Coca-Cola system sold 29.3 billion, 29.2 billion and 28.6 billion unit cases of our products in 2016, 2015 and 2014, respectively. Sparkling beverages represented 72 percent, 73 percent and 73 percent of our worldwide unit case volume for 2016, 2015 and 2014, respectively. Trademark Coca-Cola accounted for 45 percent, 46 percent and 46 percent of our worldwide unit case volume for 2016, 2015 and 2014, respectively.
In 2016, unit case volume in the United States represented 19 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume, 66 percent was attributable to sparkling beverages and 34 percent to still beverages. Trademark Coca-Cola accounted for 42 percent of U.S. unit case volume. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for 2016. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and Japan, which together accounted for 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume, 73 percent was attributable to sparkling beverages and 27 percent to still beverages. Trademark Coca-Cola accounted for 46 percent of non-U.S. unit case volume.
Our five largest independent bottling partners based on unit case volume in 2016 were:

•
Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), which has bottling and distribution operations in Mexico (a substantial part of central Mexico, including Mexico City, as well as southeast and northeast Mexico), Guatemala (Guatemala City and surrounding areas), Nicaragua (nationwide), Costa Rica (nationwide), Panama (nationwide), Colombia (most of the country), Venezuela (nationwide), Brazil (greater São Paulo, Campiñas, Santos, the state of Mato Grosso do Sul, the state of Paraná, the state of Santa Catarina, part of the state of Rio Grande do Sul, part of the state of Goiás, part of the state of Rio de Janeiro and part of the state of Minas Gerais), Argentina (federal capital of Buenos Aires and surrounding areas) and the Philippines (nationwide);

•
Coca-Cola European Partners plc ("CCEP"), which has bottling and distribution operations in Andorra, Belgium, France, Germany, Great Britain, Iceland, Luxembourg, Monaco, the Netherlands, Norway, Portugal, Spain and Sweden;

•
Coca-Cola HBC AG ("Coca-Cola Hellenic"), which has bottling and distribution operations in Armenia, Austria, Belarus, Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Estonia, the Former Yugoslav Republic of Macedonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Montenegro, Nigeria, Northern Ireland, Poland, Republic of Ireland, Romania, the Russian Federation, Serbia, Slovakia, Slovenia, Switzerland and Ukraine;

•	Arca Continental, S.A.B. de C.V., which has bottling and distribution operations in northern and western Mexico, northern Argentina, Ecuador and Peru; and

•
Coca-Cola İçecek A.Ş. ("Coca-Cola İçecek"), which has bottling and distribution operations in Azerbaijan, Iraq, Jordan, Kazakhstan, Kyrgyzstan, Pakistan, Tajikistan, Turkey and Turkmenistan and distribution operations in Syria.

In 2016, these five bottling partners combined represented 39 percent of our total unit case volume.
Being a bottler does not create a legal partnership or joint venture between us and our bottlers. Our bottlers are independent contractors and are not our agents.
Bottler's Agreements
We have separate contracts, to which we generally refer as "bottler's agreements," with our bottling partners regarding the manufacture and sale of Company products. Subject to specified terms and conditions and certain variations, the bottler’s agreements generally authorize the bottlers to prepare specified Company Trademark Beverages, to package the same in authorized containers, and to distribute and sell the same in (but, subject to applicable local law, generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or Company-authorized suppliers. We typically agree to refrain from selling or distributing, or from authorizing third parties to sell or distribute, the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, we typically reserve for ourselves or our designee the right (1) to prepare and package such Company Trademark Beverages in such containers in the territory for sale outside the territory, (2) to prepare, package, distribute and sell such Company Trademark Beverages in the territory in any other manner or form (territorial restrictions on bottlers vary in some cases in accordance with local law), and (3) to handle certain key accounts (accounts that cover multiple territories).
While under most of our bottler's agreements we generally have complete flexibility to determine the price and other terms of sale of the concentrates and syrups we sell to our bottlers, as a practical matter, our Company's ability to exercise its contractual flexibility to determine the price and other terms of sale of concentrates and syrups is subject, both outside and within the United States, to competitive market conditions. In addition, in some instances we have agreed or may in the future agree with a bottler with respect to concentrate pricing on a prospective basis for specified time periods. Also, in some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned incentives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with our bottling partners to develop and implement an incidence-based pricing model for sparkling and still beverages. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products are sold and package mix.
As further discussed below, our bottler's agreements for territories outside the United States differ in some respects from our bottler's agreements for territories within the United States.
Bottler's Agreements Outside the United States
Bottler's agreements between us and our authorized bottlers outside the United States generally are of stated duration, subject in some cases to possible extensions or renewals. Generally, these bottler's agreements are subject to termination by the Company following the occurrence of certain designated events, including defined events of default and certain changes in ownership or control of the bottlers. Most of the bottler's agreements in force between us and bottlers outside the United States authorize the bottlers to manufacture and distribute fountain syrups, usually on a nonexclusive basis.
In certain parts of the world outside the United States, we have not granted comprehensive beverage production rights to the bottlers. In such instances, we or our authorized suppliers sell Company Trademark Beverages to the bottlers for sale and distribution throughout the designated territory, often on a nonexclusive basis.
Bottler's Agreements Within the United States
During the year ended December 31, 2016, our Company-owned operations manufactured, sold and distributed 75 percent of our U.S. unit case volume. The discussion below relates to bottler's agreements for territories in the United States that are not covered by Company-owned operations.
In the United States, most bottler’s agreements are of stated duration, subject in most cases to renewal rights of bottlers and in some cases to renewal rights of the Company. Certain bottler's agreements for Trademark Coca-Cola Beverages and other cola-flavored beverages have no stated expiration date. The bottler's agreements in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default that may vary from contract to contract.
In conjunction with implementing a new beverage partnership model in North America, the Company granted certain additional exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products (as defined by the comprehensive beverage agreements ("CBAs")) to certain U.S. bottlers. These expanding bottlers entered into new CBAs, to which we sometimes refer as "expanding bottler CBAs." Under the expanding bottler CBAs, the Company generally retained the rights to produce the applicable beverage products for territories not covered by specific manufacturing agreements and such bottlers purchase from the Company (or from Company-authorized manufacturing bottlers) substantially all of the finished beverage products needed in order to service the customers in these territories. The expanding bottler CBA has a term of 10 years and is renewable, in most cases by the bottler, and in some cases by the Company, indefinitely for successive additional terms of 10 years each, and includes additional requirements that provide for, among other things, a binding national governance model, mandatory incidence pricing and certain core performance requirements. The Company also entered into, or agreed to enter into, manufacturing agreements that authorize certain expanding bottlers that have executed expanding bottler CBAs to manufacture certain beverage products for their own account and for supply to other bottlers. Certain expanding bottlers in the United States also agreed to convert their bottler's agreements for legacy territories and initial CBAs to a single form of expanding bottler CBA, which will provide consistency across each such bottler's respective territory, and consistency with other U.S. bottlers that have been granted or converted to an expanding bottler CBA. In addition, certain U.S. bottlers that were not granted additional exclusive territory rights agreed to convert their bottler’s agreements for legacy territories to a form of comprehensive beverage agreement to which we sometimes refer as "non-expanding bottler CBA." This form of CBA has a term of 10 years and is renewable by the bottler indefinitely for successive additional terms of 10 years each and is substantially similar in most material respects to the expanding bottler CBA, including with respect to requirements for a binding national governance model and mandatory incidence pricing, but includes core performance requirements that vary in certain respects from those in the expanding bottler CBA.
Certain of our bottlers continue to operate under bottler's agreements for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages that include pricing formulas that generally provide for a baseline price. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. Certain other bottlers operate under our oldest form of bottler's agreement which provides for a fixed price for Coca-Cola syrup used in bottles and cans, and this price is subject to quarterly adjustments to reflect changes in the quoted price of sugar. The U.S. unit case volume manufactured, sold and distributed under these legacy bottler's agreements is not material.
Under the terms of the bottler's agreements, bottlers in the United States generally are not authorized to manufacture fountain syrups. Rather, the Company manufactures and sells fountain syrups to authorized fountain wholesalers (including certain authorized bottlers) and some fountain retailers. These wholesalers in turn sell the syrups or deliver them on our behalf to restaurants and other retailers.
Promotions and Marketing Programs
In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing services and/or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottler's or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist the bottlers. Likewise, in many instances, we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount of funds provided by our Company to bottlers, resellers or other customers of our Company's products, principally for participation in promotional and marketing programs, was $6.6 billion in 2016.
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
Our equity method investee bottlers include Coca-Cola FEMSA, CCEP, Coca-Cola Hellenic and Coca-Cola İçecek, in which as of December 31, 2016, we had equity ownership interests of 28 percent, 18 percent, 23 percent and 20 percent, respectively.
Seasonality
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Competition
The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. These include companies that, like our Company, compete in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling beverages; various water products, including packaged, flavored and enhanced waters; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy and sports and other performance-enhancing drinks; filtered milk and other dairy-based drinks; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and other than ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc. ("PepsiCo"), is one of our primary competitors. Other significant competitors include, but are not limited to, Nestlé, DPSG, Groupe Danone, Mondelēz International, Inc. ("Mondelēz"), The Kraft Heinz Company ("Kraft"), Suntory Beverage & Food Limited ("Suntory") and Unilever. In certain markets, our competition also includes beer companies. We also compete against numerous regional and local companies and, in some markets, against retailers that have developed their own store or private label beverage brands.
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

The principal non-nutritive sweeteners we use in our business are aspartame, acesulfame potassium, sucralose, saccharin, cyclamate and steviol glycoside. Generally, these raw materials are readily available from numerous sources. However, our Company purchases aspartame, an important non-nutritive sweetener that is used alone or in combination with other important non-nutritive sweeteners such as saccharin or acesulfame potassium in our low- and no-calorie sparkling beverage products, primarily from Ajinomoto Co., Inc. and SinoSweet Co., Ltd., which we consider to be our primary sources for the supply of this product. In addition, we purchase sucralose, which we consider a critical raw material, from a limited number of suppliers in the United States and China. We work closely with our primary sucralose suppliers to maintain continuity of supply. However, global demand for sucralose has increased in recent years as consumer products companies are reformulating food and beverages to replace high-intensity sweeteners with non-nutritive sweeteners, primarily sucralose. In addition, the Chinese sucralose industry has been impacted by the imposition of stringent environmental requirements that have reduced or closed production. To mitigate the impact of the increase in demand and tightening of supply of sucralose, we are working with our existing suppliers to secure additional volume and are expanding our sucralose supplier base as well as assessing additional internal contingency plans to address any potential shortages. Our Company generally has not experienced major difficulties in obtaining its requirements for non-nutritive sweeteners and we do not anticipate such difficulties in the future.
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
In the United States, the safety, production, transportation, distribution, advertising, labeling and sale of our Company's products and their ingredients are subject to the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations. Outside the United States, our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements.

Under a California law known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must be provided for any product sold in the state that exposes consumers to that substance. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:

•	below a "safe harbor" threshold that may be established;

•	naturally occurring;

•	the result of necessary cooking; or

•	subject to another applicable exemption.
One or more substances that are currently on the Proposition 65 lists, or that may be added in the future, can be detected in certain Company products at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement or that the product is otherwise in compliance with Proposition 65. The state of California and other parties, however, have in the past taken a contrary position and may do so in the future.
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
Employees
As of December 31, 2016 and 2015, our Company had approximately 100,300 and 123,200 employees, respectively, of which approximately 2,900 and 3,300, respectively, were employed by consolidated variable interest entities ("VIEs"). The decrease in the total number of employees in 2016 was primarily due to the refranchising of certain bottling territories that were previously managed by CCR to certain of the Company's unconsolidated bottling partners, as well as the deconsolidation of our German and South African bottling operations. For more information about the North America refranchising transactions and deconsolidation of our German and South African bottling operations, refer to Note 2 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report. As of December 31, 2016 and 2015, our Company had approximately 51,000 and 60,900 employees, respectively, located in the United States, of which approximately 400 and 500, respectively, were employed by consolidated VIEs.
Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2016, approximately 16,300 employees, excluding seasonal hires, in North America were covered by collective bargaining agreements. These agreements typically have terms of three years to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.
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
Obesity and other health-related concerns may reduce demand for some of our products.
There is growing concern among consumers, public health professionals and government agencies about the health problems associated with obesity. Increasing public concern about obesity; other health-related public concerns surrounding consumption of sugar-sweetened beverages; possible new or increased taxes on sugar-sweetened beverages by government entities to reduce consumption or to raise revenue; additional governmental regulations concerning the marketing, labeling, packaging or sale of our sugar-sweetened beverages; and negative publicity resulting from actual or threatened legal actions against us or other companies in our industry relating to the marketing, labeling or sale of sugar-sweetened beverages may reduce demand for or increase the cost of our sugar-sweetened beverages, which could adversely affect our profitability.
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
If we do not address evolving consumer preferences, our business could suffer.
Consumer preferences have evolved and continue to evolve as a result of, among other things, health, wellness and nutrition considerations, especially the perceived undesirability of artificial ingredients and obesity concerns; shifting consumer demographics, including aging populations; changes in consumer tastes and needs; changes in consumer lifestyles; location of origin or source of products and ingredients; and competitive product and pricing pressures. If we fail to address these changes, or do not successfully anticipate future changes in consumer preferences, our share of sales, volume growth and overall financial results could be negatively affected.
Increased competition and capabilities in the marketplace could hurt our business.
The nonalcoholic beverage segment of the commercial beverage industry is highly competitive. We compete with major international beverage companies that, like our Company, operate in multiple geographic areas, as well as numerous companies that are primarily regional or local in operation. In many countries in which we do business, including the United States, PepsiCo is a primary competitor. Other significant competitors include, but are not limited to, Nestlé, DPSG, Groupe Danone, Mondelēz, Kraft, Suntory and Unilever. In certain markets, our competition also includes major beer companies that also distribute nonalcoholic beverages. Our beverage products also compete against private label brands developed by retailers, some of which are Coca-Cola system customers. Our ability to gain or maintain share of sales in the global market or in various local markets may be limited as a result of actions by competitors. If we do not continue to strengthen our capabilities in marketing and innovation to maintain our brand loyalty and market share while we selectively expand into other profitable categories in the nonalcoholic beverage segment of the commercial beverage industry, our business could be negatively affected.

Product safety and quality concerns could negatively affect our business.
Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of all of our products. We have rigorous product safety and quality standards, which we expect our operations as well as our bottling partners to meet. However, we cannot assure you that despite our strong commitment to product safety and quality we or all of our bottling partners will always meet these standards, particularly as we expand our product offerings through innovation or acquisitions of products, such as value-added dairy products, that are beyond our traditional range of beverage products. If we or our bottling partners fail to comply with applicable product safety and quality standards, or if our beverage products taken to the market are or become contaminated or adulterated by any means, we may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could cause our business to suffer.
Public debate and concern about perceived negative health consequences of certain ingredients, such as non-nutritive sweeteners and biotechnology-derived substances, and of other substances present in our beverage products or packaging materials, may reduce demand for our beverage products.
Public debate and concern about perceived negative health consequences of certain ingredients in our beverage products, such as non-nutritive sweeteners and biotechnology-derived substances; substances that are present in our beverage products naturally or that occur as a result of the manufacturing process, such as 4-methylimidazole ("4-MEI," a chemical compound that is formed during the manufacturing of certain types of caramel coloring used in cola-type beverages); or substances used in packaging materials, such as bisphenol A ("BPA," an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans), may affect consumers' preferences and cause them to shift away from some of our beverage products. In addition, increasing public concern about actual or perceived health consequences of the presence of such ingredients or substances in our beverage products or in packaging materials, whether or not justified, could result in additional governmental regulations concerning the marketing, labeling or sale of our beverages; possible new or increased taxes on our beverages by government entities; and negative publicity, or actual or threatened legal actions against us or other companies in our industry, all of which could damage the reputation of, and may reduce demand for, our beverage products.
If we are not successful in our innovation activities, our financial results may be negatively affected.
Achieving our business growth objectives depends in part on our ability to evolve and improve our existing beverage products through innovation and to successfully develop, introduce and market new beverage products. The success of our innovation activities in turn depends on our ability to correctly anticipate customer and consumer acceptance and trends, obtain, maintain and enforce necessary intellectual property protections and avoid infringing on the intellectual property rights of others. If we are not successful in our innovation activities, we may not be able to achieve our growth objectives, which may have a negative impact on our financial results.
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
Our success depends in part on our ability to grow our business in emerging and developing markets, which in turn depends on economic and political conditions in those markets and on our ability to work with local bottlers to make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Moreover, the supply of our products in emerging and developing markets must match consumers’ demand for those products. Due to product price, limited purchasing power and cultural differences, there can be no assurance that our products will be accepted in any particular emerging or developing market.
Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2016, we used 72 functional currencies in addition to the U.S. dollar and derived $22.0 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. For information regarding the estimated impact of currency fluctuations on our consolidated and operating segment net operating revenues for 2016 and 2015, refer to the heading "Operations Review - Net Operating Revenues" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, would not materially affect our financial results.
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
We derive a significant portion of our net operating revenues from sales of concentrates and syrups to independent bottling partners and, therefore, the success of our business depends on our bottling partners' financial strength and profitability. While under our agreements with our bottling partners we generally have the right to unilaterally change the prices we charge for our concentrates and syrups, our ability to do so may be materially limited by our bottling partners' financial condition and their ability to pass price increases along to their customers. In addition, we have investments in certain of our bottling partners, which we account for under the equity method, and our operating results include our proportionate share of such bottling partners' income or loss. Our bottling partners' financial condition is affected in large part by conditions and events that are beyond our and their control, including competitive and general market conditions in the territories in which they operate; the availability of capital and other financing resources on reasonable terms; loss of major customers; or disruptions of bottling operations that may be caused by strikes, work stoppages, labor unrest or natural disasters. A deterioration of the financial condition or results of operations of one or more of our major bottling partners could adversely affect our net operating revenues from sales of concentrates and syrups; and, if applicable, could result in a decrease in our equity income and/or result in impairments of our equity method investments.
Increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.
We are subject to income tax in the United States and numerous other jurisdictions in which we generate profits. Our overall effective income tax rate is a function of applicable local tax rates and the geographic mix of our income before taxes, which is itself impacted by currency movements. Consequently, the isolated or combined effects of unfavorable movements in tax rates, geographic mix, or foreign exchange rates could reduce our after-tax income. We earn a substantial portion of our income in foreign countries. If our capital or financing needs in the United States require us to repatriate earnings from foreign jurisdictions above our current levels, our effective tax rates for the affected periods could be negatively impacted.
Our annual tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have a material effect on our financial statements for the period or periods for which the applicable final determinations are made and for periods for which the statute of limitations is open. For instance, the United States Internal Revenue Service ("IRS") is seeking to increase our U.S. taxable income for tax years 2007 through 2009 by an amount that creates a potential additional U.S. federal income tax liability of approximately $3.3 billion for the period, plus interest. The IRS may add a claim for penalties at a later time. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing and promotion of products in overseas markets. We are currently contesting the IRS' claims in the U.S. Tax Court. If the IRS were to prevail on its assertions, it would likely also seek transfer pricing adjustments of a similar nature for subsequent tax years. Consequently, if this dispute were to be ultimately determined adversely to us, the additional tax, interest and any potential penalties could have a material adverse impact on the Company's financial position, results of operations and cash flows.
The current U.S. administration has listed tax reform among its top policy priorities, and the U.S. Congress is reviewing various legislative tax proposals. Until further details emerge, it is premature to predict how such proposals ultimately may impact our business. Potential legislation is likely to include provisions that impact our business both favorably and unfavorably as compared to current law. Pending further development of those provisions and potential legislative enactment, we are unable to determine whether the net impact would produce a positive or negative impact, and what actions we may take as a consequence.
Increased or new indirect taxes in the United States and throughout the world could negatively affect our business.
Our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as "indirect taxes," including import duties, excise taxes, sales or value-added taxes, taxes on sugar-sweetened beverages, property taxes and payroll taxes, in many of the jurisdictions in which we operate, including indirect taxes imposed by state and local governments. In addition, in the past, the U.S. Congress considered imposing a federal excise tax on beverages sweetened with sugar, HFCS or other nutritive sweeteners and may consider similar proposals in the future. As federal, state and local governments in the United States and throughout the world experience significant budget deficits, some lawmakers have singled out beverages among a plethora of revenue-raising items and have imposed or increased, or proposed to impose or increase, sales or similar taxes on beverages, particularly sugar-sweetened beverages. Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable, which may negatively impact our net operating revenues and profitability.

Increase in the cost, disruption of supply or shortage of energy or fuels could affect our profitability.
Our Company-owned or -controlled bottlers operate a large fleet of trucks and other motor vehicles to distribute and deliver beverage products to customers. In addition, we use a significant amount of electricity, natural gas and other energy sources to operate our concentrate, syrup and juice production plants and the bottling plants and distribution facilities operated by our Company-owned or -controlled bottlers. An increase in the price, disruption of supply or shortage of fuel and other energy sources in countries in which we have concentrate plants, or in any of the major markets in which our Company-owned or -controlled bottlers operate, that may be caused by increasing demand or by events such as natural disasters, power outages, or the like could increase our operating costs and negatively impact our profitability.
Our independent bottling partners also operate large fleets of trucks and other motor vehicles to distribute and deliver beverage products to their own customers and use a significant amount of electricity, natural gas and other energy sources to operate their own bottling plants and distribution facilities. An increase in the price, disruption of supply or shortage of fuel and other energy sources in any of the major markets in which our independent bottling partners operate could increase the affected independent bottling partners' operating costs and thus indirectly negatively impact our results of operations.
Increase in the cost, disruption of supply or shortage of ingredients, other raw materials or packaging materials could harm our business.
We and our bottling partners use various ingredients in our business, including HFCS, sucrose, aspartame, acesulfame potassium, sucralose, saccharin, cyclamate, steviol glycosides, ascorbic acid, citric acid, phosphoric acid, caffeine and caramel color; other raw materials such as orange and other fruit juice and juice concentrates; and packaging materials such as PET for bottles and aluminum for cans. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners' ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our and our bottling partners' operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect affordability in some markets and reduce Coca-Cola system sales. In addition, some of our ingredients, such as aspartame, acesulfame potassium, sucralose, saccharin and ascorbic acid, as well as some packaging containers, such as aluminum cans, are available from a limited number of suppliers, and certain other ingredients are available from only one source each. Furthermore, some of our suppliers are located in countries experiencing political or other risks. We cannot assure you that we and our bottling partners will be able to maintain favorable arrangements and relationships with these suppliers or that our contingency plans will be effective in preventing disruptions that may arise from shortages of any ingredient that is available from a limited number of suppliers or from only one source.
The citrus industry is impacted by the variability of weather conditions and by greening disease, which affect the supply of orange juice and orange juice concentrate, which are important raw materials for our business. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice and orange juice concentrate throughout the industry. In addition, greening disease is reducing the number of citrus trees and increasing grower costs and prices. Adverse weather conditions may affect the supply of other agricultural commodities from which key ingredients for our products are derived. For example, drought conditions in certain parts of the United States may negatively affect the supply of corn, which in turn may result in shortages of and higher prices for HFCS.
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
Under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must be provided for any product sold in the state that exposes consumers to that substance. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to a daily quantity of a listed substance that is below a "safe harbor" threshold that may be established, is naturally occurring, is the result of necessary cooking or is subject to another applicable exception. One or more substances that are currently on the Proposition 65 lists, or that may be added to the lists in the future, can be detected in certain Company products at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement or that the product is otherwise in compliance with Proposition 65. The state of California and other parties, however, have in the past taken a contrary position and may do so in the future. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets.
If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted and our reputation may be damaged.
We rely on networks and information systems and other technology ("information systems"), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments, mergers and acquisitions and research and development. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among our locations around the world and between Company personnel and our bottlers and other customers, suppliers and consumers. Because information systems are critical to many of the Company's operating activities, our business may be impacted by system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such incidents could result in unauthorized disclosure of material confidential information. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrate or finished products. Misuse, leakage or falsification of information could result in violations of data privacy laws and regulations, damage to the reputation and credibility of the Company, loss of opportunities to acquire or divest of businesses or brands and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, or to our bottling partners, other customers, suppliers or consumers, and may become subject to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.

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
In 2016, our net operating revenues in the United States were $19.9 billion, or 48 percent, of our total net operating revenues. Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, our beverages in our flagship market. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private label brands. Softer consumer demand for our beverages in the United States could reduce our profitability and could negatively affect our overall financial performance.
Unfavorable economic and political conditions in international markets could hurt our business.
We derive a significant portion of our net operating revenues from sales of our products in international markets. In 2016, our operations outside the United States accounted for $22.0 billion, or 52 percent, of our total net operating revenues. Unfavorable economic conditions and financial uncertainties in our major international markets, including uncertainties surrounding the United Kingdom's impending withdrawal from the European Union, commonly referred to as "Brexit," and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers' purchasing power, thereby reducing demand for our products. Product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders, price controls, limitation on profits, import authorization requirements and other restrictions on business activities which have been or may be imposed or expanded as a result of political and economic instability or otherwise, could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it impossible for us to continue to make sales to bottlers in such countries. The imposition of retaliatory sanctions against U.S. multinational corporations by countries that are or may become subject to U.S. trade sanctions, or the delisting of our branded products by retailers in various countries in reaction to U.S. trade sanctions or other governmental action or policy, could also negatively affect our business.
Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
We are party to various litigation claims and legal proceedings in the ordinary course of business, including, but not limited to, litigation claims and legal proceedings arising out of our advertising and marketing practices, product claims and labels, intellectual property and commercial disputes, and environmental and employment matters. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. In addition, we have bottling and other business operations in markets with high-risk legal compliance environments. Our policies and procedures require strict compliance by our associates and agents with all United States and local laws and regulations and consent orders applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, we cannot assure you that our policies, procedures and related training programs will always ensure full compliance by our associates and agents with all applicable legal requirements. Improper conduct by our associates or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines as well as disgorgement of profits.

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
Our success depends in large part on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions and maintain our corporate reputation. We cannot assure you, however, that our continuing investment in advertising and marketing and our strong commitment to product safety and quality and human rights will have the desired impact on our products' brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In some emerging markets, the production and sale of counterfeit or "spurious" products, which we and our bottling partners may not be able to fully combat, may damage the image and reputation of our products. In addition, from time to time, we and our executives engage in public policy endeavors that are either directly related to our products and packaging or to our business operations and the general economic climate affecting the Company. These engagements in public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships could subject us to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations we sponsor or support financially or through in-kind contributions. Likewise, campaigns by activists connecting us, or our bottling system or supply chain, with human and workplace rights issues could adversely impact our corporate image and reputation. Furthermore, in June 2011, the United Nations Human Rights Council endorsed the Guiding Principles on Business and Human Rights, which outlines how businesses should implement the corporate responsibility to respect human rights principles included in the United Nations "Protect, Respect and Remedy" framework on human rights. Through our Human Rights Policy, Code of Business Conduct and Supplier Guiding Principles, and our participation in the United Nations Global Compact, as well as our active participation in the Global Business Initiative on Human Rights, we made a number of commitments to respect all human rights. Allegations, even if untrue, that we are not respecting one or more of the 30 human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could negatively affect our Company's overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers. In addition, if we fail to protect our associates’ and our supply chain employees’ human rights, or inadvertently discriminate against any group of associates or hiring prospects, our ability to hire and retain the best talent will be diminished, which could have an adverse impact on our overall business.

Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.
Our Company's business is subject to various laws and regulations in the numerous countries throughout the world in which we do business, including laws and regulations relating to competition, product safety, advertising and labeling, container deposits, recycling and product stewardship, the protection of the environment, and employment and labor practices. In the United States, the safety, production, transportation, distribution, advertising, labeling and sale of our products and their ingredients are subject to the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations. Outside the United States, our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, or regulations to limit or eliminate the use of BPA, or regulations to limit or impose additional costs on commercial water use due to local water scarcity concerns, may result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability, or may impede the production, distribution, marketing and sale of our products, which could affect our net operating revenues. In addition, failure to comply with environmental, health or safety requirements, U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production or distribution, costly changes to equipment or processes due to required corrective action, or a cessation or interruption of operations at our or our bottling partners' facilities, as well as damage to our or our bottling partners' image and reputation, all of which could harm our or our bottling partners' profitability.
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
We have established and publicly announced certain long-term growth objectives. These objectives were based on, among other things, our evaluation of our growth prospects, which are generally driven by the sales potential of our many beverage products, some of which are more profitable than others, and on an assessment of the potential price and product mix. There can be no assurance that we will realize the sales potential and the price and product mix necessary to achieve our long-term growth objectives.
If global credit market conditions deteriorate, our financial performance could be adversely affected.
The cost and availability of credit vary by market and are subject to changes in the global or regional economic environment. If conditions in major credit markets deteriorate, our and our bottling partners' ability to obtain debt financing on favorable terms may be negatively affected, which could affect our and our bottling partners' profitability as well as our share of the income of bottling partners in which we have equity method investments. A decrease in availability of consumer credit resulting from unfavorable credit market conditions, as well as general unfavorable economic conditions, may also cause consumers to reduce their discretionary spending, which could reduce the demand for our beverages and negatively affect our and our bottling partners' financial performance.
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
Many of our associates at our key manufacturing locations and bottling plants are covered by collective bargaining agreements. While we generally have been able to renegotiate collective bargaining agreements on satisfactory terms when they expire and regard our relations with associates and their representatives as generally satisfactory, negotiations may nevertheless be challenging, as the Company must have competitive cost structures in each market while meeting the compensation and benefits needs of our associates. If we are unable to renew collective bargaining agreements on satisfactory terms, our labor costs could increase, which could affect our profit margins. In addition, many of our bottling partners' employees are represented by labor unions. Strikes, work stoppages or other forms of labor unrest at any of our major manufacturing facilities or at our bottling operations' or our major bottlers' plants could impair our ability to supply concentrates and syrups to our bottling partners or our bottlers' ability to supply finished beverages to customers, which could reduce our net operating revenues and could expose us to customer claims. Furthermore, from time to time we and our bottling partners restructure manufacturing and other operations to improve productivity. Restructuring activities and the announcement of plans for future restructuring activities may result in a general increase in insecurity among some Company associates and some employees in other parts of the Coca-Cola system, which may have negative implications on employee morale, work performance, escalation of grievances and successful negotiation of collective bargaining agreements. If these labor relations are not effectively managed at the local level, they could escalate in the form of corporate campaigns supported by the labor organizations and could negatively affect our Company's overall reputation and brand image, which in turn could have a negative impact on our products' acceptance by consumers.
We may be required to recognize impairment charges that could materially affect our financial results.
We assess our trademarks, bottler franchise rights, goodwill and other intangible assets as well as our other long-lived assets as and when required by accounting principles generally accepted in the United States to determine whether they are impaired and, if they are, we record appropriate impairment charges. Our equity method investees also perform impairment tests, and we record our proportionate share of impairment charges recorded by them adjusted, as appropriate, for the impact of items such as basis differences, deferred taxes and deferred gains. It is possible that we may be required to record significant impairment charges or our proportionate share of significant impairment charges recorded by equity method investees in the future and, if we do so, our operating or equity income could be materially adversely affected.
We may incur multi-employer pension plan withdrawal liabilities in the future, which could negatively impact our financial performance.
We participate in certain multi-employer pension plans in the United States. Our U.S. multi-employer pension plan expense totaled $41 million in 2016. The U.S. multi-employer pension plans in which we currently participate have contractual arrangements that extend into 2021. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we currently participate, we would need to record the appropriate withdrawal liabilities at that time, which could negatively impact our financial performance in the applicable periods.
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
As part of our strategic initiative to refocus on our core business of building brands and leading our system of bottling partners, we are refranchising Company-owned or -controlled bottling operations in North America and China. In addition, in December 2016, we announced that we reached an agreement regarding the transition of Anheuser-Busch InBev’s ("ABI") controlling interest in Coca-Cola Beverages Africa Proprietary Limited ("CCBA") and our intention to hold CCBA’s territories temporarily until they can be refranchised to other partners. For more information regarding this transaction, refer to Note 2 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report. Our refranchising activities require significant attention and effort on the part of, and therefore may become a distraction for, senior management. In addition, in connection with refranchising transactions in North America, we recorded, and we expect will continue to record, losses primarily related to the derecognition of intangible assets transferred or that will be transferred to bottling partners. There is no assurance that we will be able to complete refranchising transactions on our expected timetable and on terms and conditions favorable to us; that our refranchising bottling or joint venture partners will be efficient and aligned with our long-term vision for the Coca-Cola system; or that we will be able to maintain good relationships with the refranchised bottling operations. If we are unable to complete contemplated refranchising transactions timely, on favorable terms and with partners who share our long-term vision for the Coca-Cola system, our business and results of operations could be adversely affected.
If we do not realize the economic benefits we anticipate from our productivity initiatives or are unable to successfully manage their possible negative consequences, our business operations could be adversely affected.
We believe that improved productivity is essential to achieving our long-term growth objectives and, therefore, a leading priority of our Company is to design and implement the most effective and efficient business model possible. For information regarding our productivity initiatives, refer to the heading "Operations Review — Other Operating Charges — Productivity and Reinvestment Program" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. We have incurred, and we expect will continue to incur, significant costs and expenses with the programs and activities associated with our productivity initiatives. If we are unable to implement some or all of these actions fully or in the envisioned timeframe, or we otherwise do not timely capture the efficiencies, cost savings and revenue growth opportunities we anticipate from these actions, our results of operations for future periods could be negatively affected. In addition, some of the actions we are taking in furtherance of our productivity initiatives may become a distraction for our managers and employees and may disrupt our ongoing business operations; cause deterioration in employee morale which may make it more difficult for us to retain or attract qualified managers and employees; disrupt or weaken the internal control structures of the affected business operations; and give rise to negative publicity which could affect our corporate reputation. If we are unable to successfully manage the possible negative consequences of our productivity initiatives, our business operations could be adversely affected.
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
If we are unable to attract or retain a highly skilled and diverse workforce, our business could be negatively affected.
The success of our business depends on our ability to attract, train, develop and retain a highly skilled and diverse workforce. We may not be able to successfully compete for and attract the high-quality and diverse employee talent we want and our future business needs may require. Changes in immigration laws and policies could also make it more difficult for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs. In addition, the unexpected loss of experienced and highly skilled associates due to insecurity resulting from our ongoing productivity initiatives, refranchising transactions and organizational changes could deplete our institutional knowledge base and erode our competitiveness. Any of the foregoing could have a negative impact on our business.

Global or regional catastrophic events, including terrorist acts, cyber-strikes and radiological attacks, could impact our operations and financial results.
Because of our global presence and worldwide operations, our business can be affected by large-scale terrorist acts, cyber-strikes and radiological attacks, especially those directed against the United States or other major industrialized countries; the outbreak or escalation of armed hostilities; major natural disasters; or widespread outbreaks of infectious diseases. Such events could impair our ability to manage our business around the world, could disrupt our supply of raw materials and ingredients, and could impact production, transportation and delivery of concentrates, syrups and finished products. In addition, such events could cause disruption of regional or global economic activity, which can affect consumers' purchasing power in the affected areas and, therefore, reduce demand for our products.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.  PROPERTIES
Our worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes our 621,000 square foot headquarters building and an 870,000 square foot building in which both our North America group's and CCR's main offices are located. The complex also includes several other buildings, including our 264,000 square foot Coca-Cola Plaza building, technical and engineering facilities and a reception center. We also own an office and retail building at 711 Fifth Avenue in New York, New York. These properties, except for the North America group’s main offices, are included in the Corporate operating segment.
We own or lease additional facilities, real estate and office space throughout the world which we use for administrative, manufacturing, processing, packaging, storage, warehousing, distribution and retail operations. These properties are generally included in the geographic operating segment in which they are located.
The following table summarizes our principal production, distribution and storage facilities by operating segment as of December 31, 2016:

	Principal Concentrate and/or Syrup Plants		Principal Beverage Manufacturing/Bottling Plants		Distribution and Storage Warehouses
	Owned	Leased	Owned	Leased	Owned	Leased
Europe, Middle East & Africa	6	—	—	—	—	—
Latin America	5	—	—	—	1	7
North America	11	—	9	1	—	35
Asia Pacific	6	—	—	—	1	—
Bottling Investments	—	—	88	8	154	163
Corporate	4	—	—	—	—	10
Total	32	—	97	9	156	215
Management believes that our Company's facilities for the production of our products are suitable and adequate, that they are being appropriately utilized in line with past experience, and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based upon seasonal demand for our products. However, management believes that additional production can be achieved at the existing facilities by adding personnel and capital equipment and, at some facilities, by adding shifts of personnel or expanding the facilities. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities.

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
Aqua-Chem and the Company filed and obtained a partial summary judgment determination in the coverage action that the insurers for Aqua-Chem and the Company were jointly and severally liable for coverage amounts, but reserving judgment on other defenses that might apply. During the course of the Wisconsin insurance coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who paid funds into escrow accounts for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for 100 percent of Aqua-Chem's losses up to policy limits. The court's judgment concluded the Wisconsin insurance coverage litigation.
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

ITEM X.  EXECUTIVE OFFICERS OF THE COMPANY
The following are the executive officers of our Company as of February 24, 2017:
Marcos de Quinto, 58, is Executive Vice President and Chief Marketing Officer of the Company. Mr. De Quinto first joined the Company in 1982 in the marketing department of Coca-Cola Spain, where he held positions including District Manager and Merchandising Manager. In 1988, he left the Company to be Regional Manager for Southern Publicity Agencies ALAS BATES/BSB Advertising before rejoining Coca-Cola Spain in 1990 as Marketing Services Manager. From September 1992 to September 1994, Mr. De Quinto served as Senior Vice President, Marketing Operations Manager, Coca-Cola Southeast and West Asia, and from September 1994 to February 1995, he served as Regional Manager for Singapore and Malaysia. From February 1995 to October 1996, Mr. De Quinto served as Marketing Manager, Central Europe Division, and from October 1996 to January 2000, he served as Regional Manager, Coca-Cola Spain. In January 2000, he was appointed President of the Iberia business unit and served in that role until his appointment to the position of Chief Marketing Officer effective January 1, 2015. He also served as Vice President, Europe Group from May 2007 to December 2012. Mr. De Quinto was elected Executive Vice President of the Company effective February 19, 2015.
J. Alexander M. Douglas, Jr., 55, is Executive Vice President and President of Coca-Cola North America. Mr. Douglas joined the Company in January 1988 as a District Sales Manager for the Foodservice Division of Coca-Cola USA. In May 1994, he was named Vice President of Coca-Cola USA, initially assuming leadership of the CCE Sales and Marketing Group and eventually assuming leadership of the entire North American Field Sales and Marketing Groups. In 2000, Mr. Douglas was appointed President of the North American Retail Division within the North America Group. He served as Senior Vice President and Chief Customer Officer of the Company from 2003 until 2006 and continued serving as Senior Vice President until April 2007. Mr. Douglas was President of the North America Group from August 2006 through December 2012. He served as Global Chief Customer Officer of the Company from January 2013 through March 2015 and as Senior Vice President of the Company from February 2013 until his election as Executive Vice President of the Company effective April 30, 2015. Mr. Douglas was appointed President of Coca-Cola North America effective January 1, 2014.
Ceree Eberly, 54, is Senior Vice President and Chief People Officer of the Company, with responsibility for leading the Company's global People Function. Ms. Eberly joined the Company in 1990, serving in staffing, compensation and other roles supporting the Company's divisions around the world. From 1998 until 2003, she served as Human Resources Director for the Latin Center Division. From 2003 until 2007, Ms. Eberly served as Vice President of the McDonald's Division. She was appointed Group Human Resources Director for Europe in July 2007 and served in that capacity until she was appointed Chief People Officer effective December 1, 2009. Ms. Eberly was elected Senior Vice President of the Company effective April 1, 2010.
Irial Finan, 59, is Executive Vice President and President, Bottling Investments Group. Mr. Finan joined the Company and was named President, Bottling Investments in 2004. Mr. Finan joined the Coca-Cola system in 1981 with Coca-Cola Bottlers Ireland, Ltd., where for several years he held a variety of accounting positions. From 1987 until 1990, Mr. Finan served as Finance Director of Coca-Cola Bottlers Ireland, Ltd. From 1991 to 1993, he served as Managing Director of Coca-Cola Bottlers Ulster, Ltd. He was Managing Director of Coca-Cola bottlers in Romania and Bulgaria until late 1994. From 1995 to 1999, he served as Managing Director of Molino Beverages, with responsibility for expanding markets, including the Republic of Ireland, Northern Ireland, Romania, Moldova, Russia and Nigeria. Mr. Finan served from 2001 until 2003 as Chief Executive Officer of Coca-Cola Hellenic. He was elected Executive Vice President of the Company in October 2004.
Bernhard Goepelt, 54, is Senior Vice President, General Counsel and Chief Legal Counsel of the Company. Mr. Goepelt joined the Company in 1992 as Legal Counsel for the German Division. In 1997, he was appointed Legal Counsel for the Middle and Far East Group and in 1999 was appointed Division Counsel, Southeast and West Asia Division, based in Thailand. In 2003, Mr. Goepelt was appointed Group Counsel for the Central Europe, Eurasia and Middle East Group. In 2005, he assumed the position of General Counsel for Japan and China, and in 2007, Mr. Goepelt was appointed General Counsel, Pacific Group. In April 2010, he moved to Atlanta, Georgia, to become Associate General Counsel, Global Marketing, Commercial Leadership & Strategy. In September 2010, Mr. Goepelt took on the additional responsibility of General Counsel for the Pacific Group. In addition to his functional responsibilities, he also managed the administration of the Legal Division. Mr. Goepelt was elected Senior Vice President, General Counsel and Chief Legal Counsel of the Company in December 2011. Mr Goepelt's management responsibilities were expanded effective January 1, 2016 to include the Company's Strategic Security function.

Julie Hamilton, 51, is Senior Vice President and Chief Customer and Commercial Leadership Officer of the Company. Ms. Hamilton joined the Company in 1996 as Brand Development Manager of Still Beverages with Coca-Cola USA. From January 1998 to April 1999, she served as Franchise Manager of Independent Bottlers with Coca-Cola USA, and from April 1999 to October 2000, she served as Group Manager for the Worldwide Marketing Partnership with Blockbuster. From October 2000 to January 2003, Ms. Hamilton served as Director of Franchise Sales & Marketing-Northwest U.S. Region. From January 2003 to October 2005, she served as Group Director for Global On-Premise Customers, and from October 2005 to June 2007, she served as Vice President, Global Customer Development. She served as Group Vice President, North America Wal-Mart Team from June 2007 to January 2009, and as President of the Global Wal-Mart Group from January 2009 to March 2011. She was appointed Executive Assistant to Muhtar Kent, the Chairman of the Board of Directors and Chief Executive Officer of the Company, in March 2011 and served in that capacity until she was appointed Chief Customer and Commercial Leadership Officer effective April 1, 2015. Ms. Hamilton was elected Vice President of the Company in April 2015 and Senior Vice President effective February 18, 2016.
Brent Hastie, 43, is Senior Vice President, Strategy and Planning for the Company. Mr. Hastie first joined the Company in 2006 as Vice President, Strategy and Planning for Coca-Cola North America. From March 2009 to July 2009, he served as Vice President, Commercial Leadership, Still Beverages. From August 2009 to December 2010, he served as President and General Manager, Active Lifestyles Brands. From January 2011 to April 2012, he served as Chief Strategy Officer for CCR. In April 2012, he left the Company to join Bain Capital, a global private investment firm, where he was Executive Vice President in the Private Equity group until July 2013, when he returned to the Company as Vice President, Strategy and Planning. Mr. Hastie was elected Senior Vice President of the Company effective February 18, 2016.
Ed Hays, PhD, 58, is Senior Vice President and Chief Technical Officer of the Company. Dr. Hays joined the Company in 1985 as a scientist in Corporate Research and Development. He served as Director of Product Development in Corporate Research and Development from 1992 to 1995 and as Director, Research and Development for the Middle East and Far East Group from August 1995 to January 1998. He served as Director of Corporate Research and Development from July 1998 to December 1999. He was named Vice President, Global Science, Regulatory and Formula Governance in December 2000 and served in that role until his appointment as Chief Technical Officer of the Company effective March 1, 2015. He continued to serve as Vice President until his election as Senior Vice President of the Company effective April 30, 2015.
Muhtar Kent, 64, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Kent joined the Company in 1978 and held a variety of marketing and operations roles throughout his career with the Company. In 1985, he was appointed General Manager of Coca-Cola Turkey and Central Asia. From 1989 to 1995, Mr. Kent served as President of the East Central Europe Division and Senior Vice President of Coca-Cola International. Between 1995 and 1998, he served as Managing Director of Coca-Cola Amatil-Europe, covering bottling operations in 12 countries, and from 1999 until 2005, he served as President and Chief Executive Officer of Efes Beverage Group, a diversified beverage company with Coca-Cola and beer operations across Southeast Europe, Turkey and Central Asia. Mr. Kent rejoined the Company in May 2005 as President and Chief Operating Officer, North Asia, Eurasia and Middle East Group, an organization serving a broad and diverse region that included China, Japan and Russia. He was appointed President, Coca-Cola International in January 2006 and was elected Executive Vice President of the Company in February 2006. He was elected President and Chief Operating Officer of the Company in December 2006 and was elected to the Board of Directors in April 2008. Mr. Kent was elected Chief Executive Officer of the Company effective July 1, 2008, and was elected Chairman of the Board of Directors of the Company in April 2009. He served as President of the Company until August 2015. In December 2016, the Company announced that the Board of Directors approved an evolution of the Company’s senior leadership structure under which James Quincey, President and Chief Operating Officer of the Company, will succeed Mr. Kent as Chief Executive Officer of the Company effective May 1, 2017. Mr. Kent will continue as Chairman of the Board of Directors of the Company.
John Murphy, 55, is President of the Asia Pacific Group. Mr. Murphy joined the Company in 1988 as an International Internal Auditor. In 1991, he moved to Coca-Cola Japan and served as Executive Assistant to the Chief Financial Officer. Mr. Murphy served in various finance, planning and operations roles with expanded responsibilities at Coca-Cola Japan and subsequently worked for F&N Coca-Cola Ltd., the Coca-Cola bottling partner in Singapore. He rejoined the Company in 1996 as Region Manager in Indonesia. From March 2000 to November 2000, Mr. Murphy served as Vice President of Business Systems in Coca-Cola North America, and from December 2000 to May 2003, he served as Executive Vice President and Chief Financial Officer of Coca-Cola Japan. From June 2003 to May 2005, he served as Deputy President of Coca-Cola Japan and in June 2005, he was appointed Vice President of Strategic Planning of the Company, a position he held until he became President of the Latin Center business unit in October 2008. Mr. Murphy was appointed President of the South Latin business unit in January 2013 and served in that role until his appointment to his current position effective August 1, 2016.

James Quincey, 52, is President and Chief Operating Officer of the Company. Mr. Quincey joined the Company in 1996 as Director, Learning Strategy for the Latin America Group. He went on to serve in a series of operational roles of increasing responsibility in Latin America, leading to his appointment as President of the South Latin Division in December 2003, a position in which he served until his appointment as President of the Mexico Division in December 2005. In October 2008, he was named President of the Northwest Europe and Nordics business unit and served in that role until he was appointed President of the Europe Group in January 2013. He was elected to his current positions in August 2015. In December, 2016, the Company announced that the Board of Directors approved an evolution of the Company’s senior leadership structure under which Mr. Quincey will succeed Mr. Kent as Chief Executive Officer of the Company effective May 1, 2017. Also, the Board of Directors of the Company nominated Mr. Quincey to stand for election as a Director at the 2017 Annual Meeting of Shareowners.
Alfredo Rivera, 55, is President of the Latin America Group. Mr. Rivera joined the Company in 1997 as a District Manager for Guatemala and El Salvador. In 1999, he was appointed Southeast Region Manager in the Brazil Division, serving in this role until December 2003. From January 2004 to August 2006, he served as General Manager for the Ecuador business. From September 2006 to December 2012, Mr. Rivera served as Sparkling Beverages General Manager for the Mexico business unit. In January 2013, he was appointed President of the Latin Center business unit and served in that role until his appointment to his current position effective August 1, 2016.
Barry Simpson, 56, is Senior Vice President and Chief Information Officer of the Company. In 2008, Mr. Simpson joined the Coca-Cola system, where he served as Chief Information Officer of the Coca-Cola Amatil Group, a Coca-Cola bottler based in Sydney, Australia, until December 2015. He joined the Company in January 2016 as the head of Global Business Unit IT Services. Mr. Simpson was appointed Chief Information Officer in October 2016 and was elected Senior Vice President in December 2016.
Brian Smith, 61, is President of the Europe, Middle East and Africa Group. Mr. Smith joined the Company in 1997 as Latin America Group Manager for Mergers and Acquisitions, a role he held until July 2001. From 2001 to 2002, he worked as Executive Assistant to Brian Dyson, then Chief Operating Officer and Vice Chairman of the Company. Mr. Smith served as President of the Brazil Division from 2002 to 2008 and President of the Mexico business unit from 2008 through December 2012. Mr. Smith was appointed President of the Latin America Group in January 2013 and served in that role until his appointment to his current position effective August 1, 2016.
Clyde C. Tuggle, 54, is Senior Vice President and Chief Public Affairs and Communications Officer of the Company. Mr. Tuggle joined the Company in 1989 in the Corporate Issues Communications Department. In 1992, he was named Executive Assistant to Roberto C. Goizueta, then Chairman and Chief Executive Officer of the Company, where he managed external affairs and communications for the Office of the Chairman. In 1998, Mr. Tuggle transferred to the Company's Central European Division Office in Vienna, where he held a variety of positions, including Director of Operations Development, Deputy to the Division President and Region Manager for Austria. In 2000, Mr. Tuggle returned to Atlanta, Georgia, as Executive Assistant to then Chairman and Chief Executive Officer Douglas N. Daft and was elected Vice President of the Company. In February 2003, he was elected Senior Vice President of the Company and appointed Director of Worldwide Public Affairs and Communications. From 2005 until September 2008, Mr. Tuggle served as President of the Russia, Ukraine and Belarus Division. In September 2008, he returned to Atlanta, Georgia, to lead the Company's productivity efforts and oversee the Company's Public Affairs and Communications and Strategic Security and Aviation functions. Mr. Tuggle was elected Senior Vice President in October 2008 and in May 2009 was named to his current position.
Kathy N. Waller, 58, is Executive Vice President and Chief Financial Officer of the Company. Ms. Waller joined the Company in 1987 as a senior accountant in the Accounting Research Department and has served in a number of accounting and finance roles of increasing responsibility. From July 2004 to August 2009, Ms. Waller served as Chief of Internal Audit. In December 2005, she was elected Vice President of the Company, and in August 2009, she was elected Controller. In August 2013, she became Vice President, Finance and Controller, assuming additional responsibilities for corporate treasury, corporate tax and finance capabilities, and served in that position until April 23, 2014, when she was appointed Chief Financial Officer and elected Executive Vice President.
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
The following table sets forth, for the quarterly reporting periods indicated, the high and low market prices per share for the Company's common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common Stock Market Prices
	High	Low	Dividends Declared
2016
Fourth quarter	$43.03	$39.88	$0.35
Third quarter	45.94	41.85	0.35
Second quarter	47.13	42.87	0.35
First quarter	46.88	40.75	0.35
2015
Fourth quarter	$43.91	$40.43	$0.33
Third quarter	42.25	36.56	0.33
Second quarter	41.69	39.12	0.33
First quarter	43.83	39.61	0.33
While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
As of February 21, 2017, there were 219,011 shareowner accounts of record. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the heading "EQUITY COMPENSATION PLAN INFORMATION" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 26, 2017 ("Company's 2017 Proxy Statement"), to be filed with the Securities and Exchange Commission, is incorporated herein by reference.
During the fiscal year ended December 31, 2016, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2016, by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
October 1, 2016 through October 28, 2016	3,674,912	$42.10	3,673,147	178,901,454
October 29, 2016 through November 25, 2016	13,391,506	41.71	13,344,296	165,557,158
November 26, 2016 through December 31, 2016	13,202,812	41.42	13,202,100	152,355,058
Total	30,269,230	$41.63	30,219,543

[1]
The total number of shares purchased includes: (i) shares purchased pursuant to the 2012 Plan described in footnote 2 below, and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 1,765 shares, 47,210 shares and 712 shares for the fiscal months of October, November and December 2016, respectively.

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

Performance Graph
Comparison of Five-Year Cumulative Total Return Among
The Coca-Cola Company, the Peer Group Index and the S&P 500 Index
Total Return
Stock Price Plus Reinvested Dividends

December 31,	2011	2012	2013	2014	2015	2016
The Coca-Cola Company	$100	$107	$125	$131	$138	$138
Peer Group Index	100	110	139	159	183	203
S&P 500 Index	100	116	154	175	177	198
The total return assumes that dividends were reinvested daily and is based on a $100 investment on December 31, 2011.
The Peer Group Index is a self-constructed peer group of companies that are included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group of companies, from which the Company has been excluded.
The Peer Group Index consists of the following companies: Altria Group, Inc., Archer Daniels Midland Company, B&G Foods, Inc., Brown-Forman Corporation, Bunge Limited, Campbell Soup Company, ConAgra Foods, Inc., Constellation Brands, Inc., Darling Ingredients Inc., Dean Foods Company, Dr Pepper Snapple Group, Inc., Flowers Foods, Inc., General Mills, Inc., The Hain Celestial Group, Inc., Herbalife Ltd., The Hershey Company, Hormel Foods Corporation, Ingredion Incorporated, The J.M. Smucker Company, Kellogg Company, The Kraft Heinz Company, Lamb Weston Holdings, Inc., Lancaster Colony Corporation, Leucadia National Corporation, McCormick & Company, Inc., Mead Johnson Nutrition Company, Molson Coors Brewing Company, Mondelēz International, Inc., Monster Beverage Corporation, PepsiCo, Inc., Philip Morris International Inc., Pinnacle Foods Inc., Post Holdings, Inc., Reynolds American Inc., Snyder's-Lance, Inc., TreeHouse Foods, Inc., Tyson Foods, Inc., and The WhiteWave Foods Company.
Companies included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group change periodically. In 2016, the groups include Lamb Weston Holdings, Inc. and Snyder's-Lance, Inc., which were not included in the groups in 2015. Additionally, the groups do not include Coca-Cola Enterprises, Inc. and Keurig Green Mountain, Inc., which were included in the groups in 2015.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Year Ended December 31,	2016	2015	2014	2013	2012
(In millions except per share data)
SUMMARY OF OPERATIONS
Net operating revenues	$41,863	$44,294	$45,998	$46,854	$48,017
Net income attributable to shareowners of The Coca-Cola Company	6,527	7,351	7,098	8,584	9,019
PER SHARE DATA
Basic net income	$1.51	$1.69	$1.62	$1.94	$2.00
Diluted net income	1.49	1.67	1.60	1.90	1.97
Cash dividends	1.40	1.32	1.22	1.12	1.02
BALANCE SHEET DATA
Total assets	$87,270	$89,996	$91,968	$90,002	$86,143
Long-term debt	29,684	28,311	19,010	19,101	14,706
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

Our Business
General
The Coca-Cola Company is the world's largest beverage company. We own or license and market more than 500 nonalcoholic beverage brands including sparkling beverages and a variety of still beverages such as waters, flavored waters and enhanced waters, juices and juice drinks, ready-to-drink teas and coffees, sports drinks, dairy, and energy drinks. We own and market four of the world's top five nonalcoholic sparkling beverage brands: Coca-Cola, Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries.

We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations, bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for more than 1.9 billion of the approximately 59 billion servings of all beverages consumed worldwide every day.
We believe our success depends on our ability to connect with consumers by providing them with a wide variety of beverage choices to meet their desires, needs and lifestyle choices. Our success further depends on the ability of our people to execute effectively, every day.
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
Our finished product operations consist primarily of Company-owned or -controlled bottling, sales and distribution operations, including CCR's bottling and associated supply chain operations in the United States and Canada, and are included in our Bottling Investments operating segment. Our finished product operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment. We authorize these wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.
The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2016	2015	2014
Concentrate operations[1]	40%	37%	38%
Finished product operations[2]	60	63	62
Total	100%	100%	100%

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

The following table sets forth the percentage of total worldwide unit case volume related to concentrate operations and finished product operations:

Year Ended December 31,	2016	2015	2014
Concentrate operations[1]	76%	73%	73%
Finished product operations[2]	24	27	27
Total	100%	100%	100%

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
Strategic Priorities
We have five strategic priorities designed to help us achieve our objective. These strategic priorities are accelerating growth of a consumer-centric brand portfolio; driving revenue growth, led by sparkling beverages; strengthening the Coca-Cola system; digitizing the enterprise; and unlocking the power of our people. In order to execute on these strategic priorities, we must further enhance our core capabilities of consumer marketing, commercial leadership and franchise leadership.
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
We are focusing on marketing strategies to drive volume growth in emerging markets, increase our brand value in developing markets and grow net revenues and profit in our developed markets. In emerging markets, we are investing in infrastructure programs that drive volume through increased access to consumers. In developing markets, where consumer access has largely been established, our focus is on differentiating our brands. In our developed markets, we continue to invest in brands and infrastructure programs but generally at a slower rate than gross profit growth.

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
We recognize the uniqueness of consumers' lifestyles and dietary choices. Commercially, we continue to:

•	offer reduced-, low- or no-calorie beverage options;

•	provide transparent nutrition information, featuring calories on the front of all of our packages;

•	provide our beverages in a range of packaging sizes; and

•	market responsibly, including no advertising targeted to children under 12.
The heritage of our Company is to lead, and innovation is critical for leadership. As such, we are resolute in continuing to innovate and are committed to partnering to find winning solutions in the area of noncaloric sweeteners. This includes working to reduce sugar and calories in many of our beverages. We want to be a more helpful and credible partner in the fight against obesity. Across the Coca-Cola system, we are mobilizing our assets in marketing and in community outreach to increase awareness and spur action.
Water Quality and Quantity
Water quality and quantity is an issue that requires our Company's sustained attention and collaboration with other companies, suppliers, governments, nongovernmental organizations and communities where we operate. Water is a main ingredient in substantially all of our products, is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. It also is critical to the prosperity of the communities we serve. Water is a limited natural resource facing unprecedented challenges from overexploitation, increased food demand, increasing pollution, poor management and the effects of climate change.

Our Company regularly assesses the specific water-related risks that we and many of our bottling partners face and has implemented a formal water risk management program. Mitigation of water risk forms the basis of our water stewardship strategic framework. This strategy is executed at the local level where we operate and includes the following elements: water use efficiency and wastewater treatment in manufacturing operations; shared watershed protection efforts; engaging local communities; and addressing water resource management in our agricultural ingredient supply chain. Such efforts are conducted in collaboration and partnership with others and are intended to help address local needs. Many of these efforts help us in achieving our goal of replenishing the water that we and our bottling partners source and use in our finished products. We are also collaborating with other companies, governments, nongovernmental organizations and communities to advocate for needed water policy reforms and action to protect water availability and quality around the world.
Through these integrated programs, we believe that our Company can leverage the water-related knowledge we have developed in the communities we serve — through source water availability assessments and planning, water resource management, water treatment, wastewater treatment systems and models for working with communities and partners in addressing water and sanitation needs. As demand for water continues to increase around the world, we expect continued action on our part to help with the successful long-term stewardship of this critical natural resource, both for our business and the communities we serve.
Evolving Consumer Preferences
We are impacted by shifting consumer demographics and needs, on-the-go lifestyles, aging populations and consumers who are empowered with more information than ever. As a consequence of these changes, consumers want more choices. We are committed to meeting their needs and to generating new growth through our portfolio of more than 500 brands and nearly 3,900 beverage products, including nearly 1,200 low- and no-calorie products, new product offerings, innovative packaging and ingredient education efforts. We are also committed to continuing to expand the variety of choices we provide to consumers to meet their ever-changing needs, desires and lifestyles.
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
Product Safety and Quality
As the world's largest beverage company, we strive to meet the highest of standards in both product safety and product quality. We are aware that some consumers have concerns and negative viewpoints regarding certain ingredients used in our products. The Coca-Cola system works every day to share safe and refreshing beverages with the world. We have rigorous product and ingredient safety and quality standards designed to ensure safety and quality in each of our products, and we drive innovation that provides new beverage options to meet consumers' evolving needs and preferences. Across the Coca-Cola system, we take great care in an effort to ensure that every one of our beverages meets the highest standards for safety and quality.
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
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a "VIE." An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to profit guarantees or subordinated financial support. Refer to Note 11 of Notes to Consolidated Financial Statements. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $3,709 million and $2,687 million as of December 31, 2016 and 2015, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $203 million and $221 million as of December 31, 2016 and 2015, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
Creditors of our VIEs do not have recourse against the general credit of the Company, regardless of whether they are accounted for as consolidated entities.
We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Our consolidated net income includes our Company's proportionate share of the net income or loss of these companies. Our judgment regarding the level of influence over each equity method investee includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.
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
Our equity method investees also perform such recoverability and/or impairment tests. If an impairment charge is recorded by one of our equity method investees, the Company records its proportionate share of such charge as a reduction of equity income (loss) — net in our consolidated statement of income. However, the actual amount we record with respect to our proportionate share of such charges may be impacted by items such as basis differences, deferred taxes and deferred gains.
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
The following table presents the carrying values of our investments in equity and debt securities (in millions):

December 31, 2016	Carrying Value	Percentage of Total Assets[1]
Equity method investments	$16,260	19%
Securities classified as available-for-sale	6,413	7
Securities classified as trading	384	*
Cost method investments	140	*
Total	$23,197	27%

*	Accounts for less than 1 percent of the Company's total assets.

[1]	The total percentage does not add due to rounding.
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

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

December 31, 2016	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$4,528	$3,240	$1,288
Coca-Cola FEMSA, S.A.B. de C.V.	3,725	1,370	2,355
Coca-Cola European Partners plc[1]	2,762	3,224	(462)
Coca-Cola HBC AG	1,867	1,140	727
Coca-Cola Amatil Limited	1,681	724	957
Coca-Cola East Japan Co., Ltd.	904	511	393
Coca-Cola İçecek A.Ş.	493	208	285
Embotelladora Andina S.A.	491	274	217
Coca-Cola Bottling Co. Consolidated	444	116	328
Corporación Lindley S.A.	196	105	91
Total	$17,091	$10,912	$6,179
1 The carrying value of our investment in CCEP exceeded its fair value as of December 31, 2016. Based on the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge.
Other Assets
Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers for distribution rights as well as to fund future marketing activities intended to generate profitable volume and expenses such payments over the periods benefited. Payments under these programs are generally capitalized and reported in the line items prepaid expenses and other assets or other assets, as appropriate, in our consolidated balance sheets. When facts and circumstances indicate that the carrying value of these assets or asset groups may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.
Property, Plant and Equipment
As of December 31, 2016, the carrying value of our property, plant and equipment, net of depreciation, was $10,635 million, or 12 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment review is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

Goodwill, Trademarks and Other Intangible Assets
Intangible assets are classified into one of three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually, or more frequently if events or circumstances indicate that assets might be impaired.
The following table presents the carrying values of intangible assets included in our consolidated balance sheet (in millions):

December 31, 2016	Carrying Value	Percentage of Total Assets
Goodwill	$10,629	12%
Trademarks with indefinite lives	6,097	7
Bottlers' franchise rights with indefinite lives	3,676	4
Definite-lived intangible assets, net	598	1
Other intangible assets not subject to amortization	128	*
Total	$21,128	24%

*	Accounts for less than 1 percent of the Company's total assets.
When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset or asset group, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.
We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment reviews as of the first day of our third fiscal quarter. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment.
We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our operating segments are subdivided into smaller geographic regions or territories that we sometimes refer to as "business units." These business units are also our reporting units. The Bottling Investments operating segment includes all Company-owned or consolidated bottling operations, regardless of geographic location, including CCR's bottling and associated supply chain operations in the United States and Canada. Generally, each Company-owned or consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
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

The Company has the option to perform a qualitative assessment of goodwill rather than completing the two-step process to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing. As of December 31, 2016, we did not have any reporting unit with a material amount of goodwill for which it is reasonably likely that it will fail step one of a goodwill impairment test in the near term.
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
During 2016, the Company recorded charges of $153 million related to certain intangible assets. These charges included $143 million related to the impairment of certain U.S. bottlers' franchise rights, primarily as a result of lower operating performance compared to previously modeled results as well as a revision in management's view of the proceeds that may be ultimately received upon refranchising the territory. The remaining charge of $10 million was related to the impairment of goodwill and resulted from management's revised outlook on market conditions. These impairment charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our consolidated statement of income and were determined by comparing the fair value of the intangible assets, derived using discounted cash flow analyses, to their respective carrying values.
During 2015, the Company recorded a charge of $55 million related to the impairment of a Venezuelan trademark. The Venezuelan trademark impairment was due to the Company's revised expectations regarding the convertibility of the local currency. In 2015, the Company also closed a transaction with Monster. Under the terms of the transaction, the Company was required to discontinue selling energy products under one of the trademarks included in the glacéau portfolio. During the year ended December 31, 2015, the Company recognized impairment charges of $418 million, primarily as a result of discontinuing these products. The charges for the impairment of these trademarks were recorded in our Corporate operating segment in the line item other operating charges in our consolidated statement of income and were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the respective carrying values.
The Company did not record any significant impairment charges related to intangible assets during the year ended December 31, 2014.
The total combined fair value of the various trademarks in the glacéau portfolio significantly exceeds the remaining combined carrying value of $2.9 billion as of December 31, 2016. However, the fair value of the individual trademark that was the subject of the impairment charges discussed above only slightly exceeds its carrying value. If the future operating results of this trademark do not support the current near-term financial projections, or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge related to this trademark.
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

Management is required to make certain critical estimates related to actuarial assumptions used to determine our pension expense and obligations. We believe the most critical assumptions are related to (1) the discount rate used to determine the present value of the liabilities and (2) the expected long-term rate of return on plan assets. All of our actuarial assumptions are reviewed annually, or more frequently to the extent that a settlement or curtailment occurs. Changes in these assumptions could have a material impact on the measurement of our pension expense and obligations.
At each measurement date, we determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plans. As of December 31, 2016 and 2015, the weighted-average discount rate used to compute our pension obligations was 4.00 percent and 4.25 percent, respectively.
Effective January 1, 2016, the Company changed its method of measuring the service cost and interest cost components of net periodic benefit cost for pension and other postretirement benefit plans by applying the specific spot rates along the yield curve to the plans' projected cash flows. The Company believes the approach adopted in 2016 provides a more precise measurement of these components by improving the correlation between projected cash flows and the corresponding spot rates. The change does not affect the measurement of the Company's pension and other postretirement benefit obligations for those plans. During the years ended December 31, 2015 and 2014, for plans using the yield curve approach, the Company measured the service cost and interest cost components utilizing the single weighted-average discount rate derived from the yield curve.
The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure all of our plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our pension expense was 8.25 percent in 2016 and 2015.
In 2016, the Company's total pension expense related to defined benefit plans was $238 million, which primarily included $86 million of net periodic benefit cost and $155 million of settlement charges and special termination benefit costs. In 2017, we expect our total pension expense to be $366 million, which includes $41 million of net periodic benefit cost and $325 million of estimated settlement charges and special termination benefit costs expected to be incurred. The decrease in 2017 expected net periodic benefit cost is due to favorable asset performance in 2016 compared to our expected return, partially offset by a decrease in the expected long-term rate of return on assets for the U.S. plans and a decrease in the weighted-average discount rate. The estimated impact of a 50 basis-point decrease in the discount rate on our 2017 net periodic benefit cost would be an increase to our pension expense of $30 million. Additionally, the estimated impact of a 50 basis-point decrease in the expected long-term rate of return on plan assets on our 2017 net periodic benefit cost would be an increase to our pension expense of $29 million.
The sensitivity information provided above is based only on changes to the actuarial assumptions used for our U.S. pension plans. As of December 31, 2016, the Company's primary U.S. plan represented 58 percent and 61 percent of the Company's consolidated projected pension benefit obligation and pension assets, respectively. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.
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
Our customers can earn certain incentives which are included in deductions from revenue, a component of net operating revenues in our consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. Refer to Note 1 of Notes to Consolidated Financial Statements. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $6.6 billion, $6.8 billion and $7.0 billion in 2016, 2015 and 2014, respectively. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates. Such differences are recorded once they have been determined and have historically not been significant.

Income Taxes
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the position becomes uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to the heading "Operations Review — Income Taxes" below and Note 14 of Notes to Consolidated Financial Statements.
On September 17, 2015, the Company received a Notice from the IRS for the tax years 2007 through 2009, after a five-year audit. In the Notice, the IRS claims that the Company's United States taxable income should be increased by an amount that creates a potential additional federal income tax liability of approximately $3.3 billion for the period, plus interest. No penalties were asserted in the Notice. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing and promotion of products in overseas markets. The IRS designated the matter for litigation on October 15, 2015. The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. A trial date has been set for March 5, 2018. The Company believes that the final adjudication of this matter will not have a material impact on its consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest and any potential penalties could have a material adverse impact on the Company's financial position, results of operations and cash flows. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information.
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2016, the Company's valuation allowances on deferred tax assets were $530 million and were primarily related to uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards generated in various jurisdictions. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheet.
The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries. The Company also evaluates its expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for the Company's local country subsidiary to pay a dividend), economic stability and asset risk. As of December 31, 2016, undistributed earnings of the Company's foreign subsidiaries that met the indefinite reversal criteria amounted to $35.5 billion. Refer to Note 14 of Notes to Consolidated Financial Statements.
The Company's effective tax rate is expected to be 24.0 percent in 2017. This estimated tax rate does not reflect the impact of any unusual or special items that may affect our tax rate in 2017.
Operations Review
Our organizational structure as of December 31, 2016 consists of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. For further information regarding our operating segments refer to Note 19 of Notes to Consolidated Financial Statements.
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

We generally refer to acquisitions and divestitures of bottling, distribution or canning operations and consolidation or deconsolidation of bottling and distribution entities for accounting purposes as structural changes, which are a component of acquisitions and divestitures ("structural changes"). Typically, structural changes do not impact the Company's unit case volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the Company's acquisitions and divestitures.
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
During 2016, the Company deconsolidated its South African bottling operations and disposed of its related equity method investment in exchange for equity method investments in CCBA and CCBA's South African subsidiary. As part of the transaction, the Company also acquired and licensed several brands. The impacts of the deconsolidation, the disposal of the related equity method investment and the new equity method investments have been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Europe, Middle East and Africa and Bottling Investments operating segments and equity income on a consolidated basis as well as for our Bottling Investments operating segment. The brands and licenses that the Company acquired impacted the Company’s unit case volume and concentrate sales volume and therefore, in addition to being included as a structural change, they are also considered acquired brands. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
Also in 2016, the Company deconsolidated our German bottling operations as a result of their being combined to create CCEP. As a result of the transaction, the Company now owns an equity method investment in CCEP. Accordingly, the impact of the deconsolidation and new equity method investment has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Europe, Middle East and Africa and Bottling Investments operating segments and equity income on a consolidated basis as well as for our Bottling Investments operating segment. During 2016, the Company also changed our funding arrangement with our bottling partners in China, which resulted in a reduction in net operating revenues with an offsetting reduction in direct marketing expense. The impact of the change in the arrangement has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Asia Pacific operating segment. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
Throughout 2016, 2015 and 2014, the Company refranchised bottling territories in North America that were previously managed by CCR to certain of our unconsolidated bottling partners. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our North America and Bottling Investments operating segments. In addition, for non-Company-owned and licensed beverage products sold in the refranchised territories for which the Company no longer reports unit case volume, we have eliminated the unit case volume from the applicable base year when calculating volume growth rates on a consolidated basis as well as for the North America and Bottling Investments operating segments. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
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
Also during 2015, the Company acquired a South African bottler, which has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments operating segment. Refer to the heading "Net Operating Revenues" below.

In 2014, the Company made a decision to change our process of buying and selling recyclable materials in North America. Also during 2014, the Company transitioned our Russian juice operations to an existing joint venture with an unconsolidated bottling partner and acquired a majority interest in bottling operations in Sri Lanka and Nepal. The impact of these changes is included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Bottling Investments operating segment. Refer to the heading "Net Operating Revenues" below.
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
The Company is currently pursuing certain transactions that, if completed, will be included as structural changes for the applicable periods. We intend to refranchise 100 percent of Company-owned bottling operations in the United States by the end of 2017. The Company has entered into a definitive agreement for the sale of the Company-owned bottling operations in China to the two existing franchise bottlers and to sell a related cost method investment to one of the franchise bottlers. The sale of the China bottling operations and cost method investment are subject to various regulatory approvals and expected to close in the first half of 2017. Additionally, the Company has reached an agreement with ABI to transition its interest in CCBA and agreed in principle to acquire ABI's interest in bottling operations in certain other countries. These transactions are subject to the relevant regulatory and minority shareholder approvals and are expected to close by the end of 2017.
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

Information about our volume growth by operating segment is as follows:

	Percent Change
	2016 vs. 2015			2015 vs. 2014
Year Ended December 31,	Unit Cases[1,2]	Concentrate Sales		Unit Cases[1,2]	Concentrate Sales
Worldwide	1%	—%	[3]	2%	2%	[4]
Europe, Middle East & Africa	1%	—%		3%	2%
Latin America	(1)	(1)		1	1
North America	1	2	[3]	1	2	[4]
Asia Pacific	2	3		4	2
Bottling Investments	(16)	N/A		—	N/A

[1]	Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.

[2]	Geographic segment data reflects unit case volume growth for all bottlers, both consolidated and unconsolidated, and distributors in the applicable geographic areas.

[3]	After considering the impact of structural changes, concentrate sales volume both worldwide and for North America for the year ended December 31, 2016 grew 1 percent.

[4]	After considering the impact of structural changes, concentrate sales volume both worldwide and for North America for the year ended December 31, 2015 grew 1 percent.
Unit Case Volume
The Coca-Cola system sold 29.3 billion, 29.2 billion and 28.6 billion unit cases of our products in 2016, 2015 and 2014, respectively. The unit case volume for 2016, 2015 and 2014 reflects the impact of brands acquired and licensed during the applicable year. The unit case volume for 2016, 2015 and 2014 reflects the impact of the transfer of distribution rights with respect to non-Company-owned brands that were previously licensed to us in North American bottling territories that have since been refranchised. The unit case volume in 2015 and 2014 reflects the discontinuance of certain brands owned by our Russian juice company in connection with the transition in 2014 of our Russian juice operations to an existing joint venture with an unconsolidated bottling partner (for information about these structural changes, refer to the heading "Operations Review — Structural Changes, Acquired Brands and Newly Licensed Brands" above). The Company eliminated the unit case volume related to these structural changes from the base year, as applicable, when calculating 2016 versus 2015 and 2015 versus 2014 unit case volume growth rates.
Sparkling beverages represented 72 percent, 73 percent and 73 percent of our worldwide unit case volume for 2016, 2015 and 2014, respectively. Trademark Coca-Cola accounted for 45 percent, 46 percent and 46 percent of our worldwide unit case volume for 2016, 2015 and 2014, respectively.
In 2016, unit case volume in the United States represented 19 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume, 66 percent was attributable to sparkling beverages and 34 percent to still beverages. Trademark Coca-Cola accounted for 42 percent of U.S. unit case volume.
Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for 2016. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and Japan, which together accounted for 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume, 73 percent was attributable to sparkling beverages and 27 percent to still beverages. Trademark Coca-Cola accounted for 46 percent of non-U.S. unit case volume.
Year Ended December 31, 2016 versus Year Ended December 31, 2015
In Europe, Middle East and Africa, unit case volume grew 1 percent, reflecting a 3 percent increase in still beverages and even volume in sparkling beverages. The group's sparkling beverage performance included a 1 percent decline in Trademark Coca-Cola, offset by an increase of 4 percent in Trademark Sprite and an increase of 1 percent in Trademark Fanta. The increase in still beverage volume reflected growth in packaged water, teas and sports drinks, partially offset by a decline in juices and juice drinks. The group reported increases in unit case volume in our Western Europe, Middle East & North Africa, West Africa and South & East Africa business units. The increases in these business units were partially offset by declines in unit case volume in both our Central & Eastern Europe and Turkey, Caucasus & Central Asia business units.

Unit case volume in Latin America decreased 1 percent, reflecting a decline of 2 percent in sparkling beverage volume partially offset by still beverage volume growth of 2 percent. The growth in the group's still beverages was led by our performance in packaged water, teas and sports drinks. The group's volume reflected a decline of 7 percent in both the Brazil and Latin Center business units and a decline of 3 percent in the South Latin business unit. These declines were partially offset by unit case volume growth of 5 percent in the Mexico business unit, which reflected 6 percent growth in sparkling beverages and 4 percent growth in still beverages. Mexico's sparkling beverage unit case growth was led by 4 percent growth in Trademark Coca-Cola.
In North America, unit case volume grew 1 percent, reflecting even sparkling beverage volume and still beverage volume growth of 3 percent. North America's volume performance in sparkling beverages included 3 percent growth in Trademark Sprite, 6 percent growth in Trademark Fanta and strong growth in energy drinks offset by a 5 percent decline in Diet Coke. The increase in still beverage volume reflected growth in packaged water, sports drinks, juices and juice drinks and dairy. In addition, still beverage volume performance included 6 percent growth in vitaminwater.
Unit case volume in Asia Pacific increased 2 percent. Sparkling beverage volume was even, which included 2 percent growth in Trademark Coca-Cola offset by a 4 percent decline in Trademark Sprite. The group's still beverage volume increased 5 percent, reflecting growth in packaged water, teas and coffee, partially offset by a decline in juices and juice drinks. The group's unit case volume reflected an increase of 6 percent in the ASEAN business unit and an increase of 3 percent in both the India & South West Asia and Japan business units. The growth in these business units was partially offset by a unit case volume decline of 1 percent in the Greater China & Korea business unit.
Unit case volume for Bottling Investments decreased 16 percent. This decrease primarily reflects the deconsolidation of our German bottling operations in May 2016, a decline in CCR's unit case volume of 14 percent as well as a decline in China. The decline in CCR's unit case volume is primarily driven by North America refranchising activities. The unfavorable impact of these items on the group's unit case volume results was partially offset by growth in India and other markets where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 33 percent and 67 percent of the unit case volume in China and India, respectively. CCR accounted for 51 percent of the total bottler-distributed unit case volume in North America.
Year Ended December 31, 2015 versus Year Ended December 31, 2014
In Europe, Middle East and Africa, unit case volume grew 3 percent, which consisted of 2 percent growth in sparkling beverages and 6 percent growth in still beverages. The group's sparkling beverage growth included 2 percent growth in both Trademark Coca-Cola and Trademark Fanta. The growth in still beverages was led by packaged water, juices and juice drinks, teas and the expansion of the innocent brand. Europe, Middle East and Africa benefited from unit case volume growth of 6 percent in the South & East Africa business unit and growth of 2 percent in both the Middle East & North Africa and Central & Eastern Europe business units.
Unit case volume in Latin America grew 1 percent as a result of growth in still beverages of 4 percent and even sparkling beverage volume. The growth in still beverages was led by growth in packaged water, juices and juice drinks, and sports drinks. The Latin Center and South Latin business units reported unit case volume growth of 4 percent and 3 percent, respectively. The Mexico business unit reported unit case volume growth of 3 percent, reflecting growth in Trademark Coca-Cola of 3 percent. The growth in the Latin Center, South Latin and Mexico business units was partially offset by a unit case volume decline of 4 percent in the Brazil business unit.
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
Unit case volume in Asia Pacific increased 4 percent, which consisted of 4 percent growth in both sparkling and still beverage volume. The sparkling beverage volume growth was led by a 5 percent increase in Trademark Coca-Cola, a 4 percent increase in Trademark Sprite and a 6 percent increase in Trademark Fanta. Still beverage volume growth was led by increases in packaged water and teas of 12 percent and 6 percent, respectively. China's unit case volume grew 5 percent during the year, led by 12 percent growth in Trademark Coca-Cola and 3 percent growth in Trademark Sprite. India reported unit case volume growth of 4 percent and Japan reported even volume.
Unit case volume for Bottling Investments was even, reflecting growth in China, India and Germany offset by a decline in CCR's unit case volume of 8 percent. The decline in CCR's unit case volume is primarily driven by North America refranchising activities. The Company's consolidated bottling operations accounted for 34 percent, 69 percent and 100 percent of the unit case volume in China, India and Germany, respectively. CCR accounted for 73 percent of the total bottler-distributed unit case volume in North America.

Concentrate Sales Volume
In 2016, worldwide unit case volume grew 1 percent and concentrate sales volume was even compared to 2015. In 2015, worldwide concentrate sales volume and unit case volume both grew 2 percent compared to 2014. After considering the impact of structural changes, concentrate sales volume grew 1 percent during the years ended December 31, 2016 and December 31, 2015. The differences between concentrate sales volume and unit case volume growth rates were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.
Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
(In millions except percentages and per share data)
NET OPERATING REVENUES	$41,863	$44,294	$45,998	(5)%	(4)%
Cost of goods sold	16,465	17,482	17,889	(6)	(2)
GROSS PROFIT	25,398	26,812	28,109	(5)	(5)
GROSS PROFIT MARGIN	60.7%	60.5%	61.1%
Selling, general and administrative expenses	15,262	16,427	17,218	(7)	(5)
Other operating charges	1,510	1,657	1,183	(9)	40
OPERATING INCOME	8,626	8,728	9,708	(1)	(10)
OPERATING MARGIN	20.6%	19.7%	21.1%
Interest income	642	613	594	5	3
Interest expense	733	856	483	(14)	77
Equity income (loss) — net	835	489	769	71	(36)
Other income (loss) — net	(1,234)	631	(1,263)	*	*
INCOME BEFORE INCOME TAXES	8,136	9,605	9,325	(15)	3
Income taxes	1,586	2,239	2,201	(29)	2
Effective tax rate	19.5%	23.3%	23.6%
CONSOLIDATED NET INCOME	6,550	7,366	7,124	(11)	3
Less: Net income attributable to noncontrolling interests	23	15	26	45	(40)
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$6,527	$7,351	$7,098	(11)%	4%
BASIC NET INCOME PER SHARE[1]	$1.51	$1.69	$1.62	(11)%	4%
DILUTED NET INCOME PER SHARE[1]	$1.49	$1.67	$1.60	(10)%	5%

*	Calculation is not meaningful.

[1]	Calculated based on net income attributable to shareowners of The Coca-Cola Company.

Net Operating Revenues
Year Ended December 31, 2016 versus Year Ended December 31, 2015
The Company's net operating revenues decreased $2,431 million, or 5 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2016 vs. 2015
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	1%	(6)%	3%	(3)%	(5)%
Europe, Middle East & Africa	—%	(4)%	2%	(3)%	(4)%
Latin America	(1)	—	13	(18)	(6)
North America	1	—	3	—	4
Asia Pacific	3	(2)	(2)	1	1
Bottling Investments	—	(13)	1	(1)	(14)
Corporate	*	*	*	*	*
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
"Price, product and geographic mix" refers to the change in revenue caused by factors such as price changes, the mix of products and packages sold and the mix of channels and geographic territories where the sales occurred.
Price, product and geographic mix had a favorable 3 percent impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorable product and geographic mix;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in certain markets, partially offset by unfavorable geographic mix;

•	North America — favorably impacted as a result of pricing initiatives and product and package mix; and

•	Asia Pacific — unfavorable product and channel mix.
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

Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; and foreign currency fluctuations. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have an 18 percent to 19 percent unfavorable impact on full year 2017 net operating revenues. Based on current spot rates and our hedging coverage in place, we expect currencies will continue to have an unfavorable impact on our full year 2017 net operating revenues.
Year Ended December 31, 2015 versus Year Ended December 31, 2014
The Company's net operating revenues decreased $1,704 million, or 4 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2015 vs. 2014
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	1%	—%	2%	(7)%	(4)%
Europe, Middle East & Africa	2%	(1)%	1%	(10)%	(8)%
Latin America	1	—	9	(23)	(13)
North America	1	1	5	(1)	6
Asia Pacific	2	—	(3)	(8)	(9)
Bottling Investments	2	(1)	—	(3)	(2)
Corporate	*	*	*	*	*
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
Price, product and geographic mix had a favorable 2 percent impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorable price mix in most of the segment's business units, partially offset by unfavorable geographic mix;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in certain markets;

•	North America — favorably impacted as a result of price increases and package mix; and

•	Asia Pacific — unfavorable product and channel mix as well as unfavorable geographic mix.
The unfavorable impact of foreign currency fluctuations decreased our consolidated net operating revenues by 7 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso, Australian dollar and Japanese yen, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Net Operating Revenues by Operating Segment
Information about our net operating revenues by operating segment as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2016	2015	2014
Europe, Middle East & Africa	16.8%	15.7%	16.5%
Latin America	8.9	9.0	10.0
North America	15.4	12.6	10.8
Asia Pacific	11.4	10.6	11.4
Bottling Investments	47.2	51.7	51.0
Corporate	0.3	0.4	0.3
Total	100.0%	100.0%	100.0%
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
Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) PET. The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. The Company recorded gains related to these derivatives of $79 million during the year ended December 31, 2016 and losses of $206 million and $8 million during the years ended December 31, 2015 and 2014, respectively, in the line item cost of goods sold in our consolidated statements of income. Refer to Note 5 of Notes to Consolidated Financial Statements. We do not currently expect changes in commodity costs to have a significant impact on our 2017 gross profit margin as compared to 2016.
Year Ended December 31, 2016 versus Year Ended December 31, 2015
Our gross profit margin increased to 60.7 percent in 2016 from 60.5 percent in 2015. The increase was primarily due to the impact of positive price mix and lower commodity costs, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and acquisitions and divestitures. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to acquisitions and divestitures.
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

Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2016	2015	2014
Stock-based compensation expense	$258	$236	$209
Advertising expenses	4,004	3,976	3,499
Selling and distribution expenses	5,177	6,025	6,412
Other operating expenses	5,823	6,190	7,098
Selling, general and administrative expenses	$15,262	$16,427	$17,218
Year Ended December 31, 2016 versus Year Ended December 31, 2015
Selling, general and administrative expenses decreased $1,165 million, or 7 percent. During the year ended December 31, 2016, fluctuations in foreign currency decreased selling, general and administrative expenses by 2 percent. The increase in advertising expenses reflects the Company's increased investments to strengthen our brands, partially offset by a foreign currency exchange impact of 3 percent. The decrease in selling and distribution expenses reflects the impact of divestitures. The decrease in other operating expenses reflects the shift of the Company's marketing spending to more consumer-facing advertising expenses as well as savings from our productivity and reinvestment initiatives. Foreign currency exchange rate fluctuations have a more significant impact on both advertising and other operating expenses as compared to our selling and distribution expenses since they are generally transacted in local currency. Our selling and distribution expenses are primarily related to our Company-owned bottling operations, of which the majority of expenses are attributable to CCR and are primarily denominated in U.S. dollars. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to divestitures.
In 2016, the Company's total pension expense related to defined benefit plans was $238 million, which primarily included $86 million of net periodic benefit cost and $155 million of settlement charges and special termination benefit costs. In 2017, we expect our total pension expense to be $366 million, which includes $41 million of net periodic benefit cost and $325 million of estimated settlement charges and special termination benefit costs expected to be incurred. The decrease in 2017 expected net periodic benefit cost is due to favorable asset performance in 2016 compared to our expected return, partially offset by a decrease in the expected long-term rate of return on assets for the U.S. plans and a decrease in the weighted-average discount rate. Refer to the heading "Liquidity, Capital Resources and Financial Position" below for information related to these contributions. Refer to the heading "Critical Accounting Policies and Estimates — Pension Plan Valuations" above and Note 13 of Notes to Consolidated Financial Statements for additional information related to the pension plan assumptions used by the Company.
As of December 31, 2016, we had $267 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.5 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 12 of Notes to Consolidated Financial Statements.
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

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

Year Ended December 31,	2016	2015	2014
Europe, Middle East & Africa	$32	$(9)	$137
Latin America	74	40	295
North America	134	141	157
Asia Pacific	1	3	38
Bottling Investments	900	600	371
Corporate	369	882	185
Total	$1,510	$1,657	$1,183
In 2016, the Company recorded other operating charges of $1,510 million. These charges primarily consisted of $352 million due to the Company's productivity and reinvestment program and $240 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $297 million related to costs incurred to refranchise certain of our bottling operations. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our bottling systems. Additionally, the Company recorded $118 million of pension settlement charges primarily as a result of our refranchising activities. The Company also recorded a charge of $200 million related to cash contributions we made to The Coca-Cola Foundation, a charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela as a result of changes in exchange rates and charges of $41 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 1 of Notes to Consolidated Financial Statements for additional information on the Venezuelan exchange rates. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments.
During the year ended December 31, 2016, the Company also recorded charges of $153 million related to certain intangible assets. These charges included $143 million related to the impairment of certain U.S. bottlers' franchise rights recorded in our Bottling Investments operating segment. This charge was related to a number of factors, primarily as a result of lower operating performance compared to previously modeled results as well as a revision in management's view of the proceeds that may be ultimately received upon refranchising the territory. The remaining charge of $10 million was related to the impairment of goodwill recorded in our Bottling Investments operating segment. This charge was primarily the result of management's revised outlook on market conditions. The total impairment charges of $153 million were recorded in our Bottling Investments operating segment in the line item other operating charges in our consolidated statement of income and were determined by comparing the fair value of the intangible assets, derived using discounted cash flow analyses, to their respective carrying values.
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
In October 2014, the Company announced that we were further expanding our productivity and reinvestment program and extending it through 2019. The expansion of the productivity initiatives will focus on four key areas: restructuring the Company's global supply chain; implementing zero-based work, an evolution of zero-based budget principles, across the organization; streamlining and simplifying the Company's operating model; and further driving increased discipline and efficiency in direct marketing investments. The Company expects that the expanded productivity initiatives will generate an incremental $2 billion in annualized productivity. This productivity will enable the Company to fund marketing initiatives and innovation required to deliver sustainable net revenue growth and will also support margin expansion and increased returns on invested capital over time. We expect to achieve total annualized productivity of approximately $3.6 billion by 2019 from the initiatives implemented under this program since it began in 2012 and have incurred total pretax expenses of $2,408 million since the program commenced. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information.
Integration of Our German Bottling Operations
In 2008, the Company began the integration of our German bottling operations acquired in 2007. Since the integration commenced, the Company has incurred total pretax expenses of $1,367 million primarily related to involuntary terminations. During the year ended December 31, 2016, the Company deconsolidated our German bottling operations. Refer to Note 2 and Note 18 of Notes to Consolidated Financial Statements for additional information.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment on a percentage basis is as follows:

Year Ended December 31,	2016	2015	2014
Europe, Middle East & Africa	42.6%	44.4%	40.6%
Latin America	22.6	24.9	23.8
North America	30.0	27.1	23.1
Asia Pacific	25.8	25.1	25.2
Bottling Investments	(1.6)	1.4	2.2
Corporate	(19.4)	(22.9)	(14.9)
Total	100.0%	100.0%	100.0%

Information about our operating margin on a consolidated basis and by operating segment is as follows:

Year Ended December 31,	2016	2015	2014
Consolidated	20.6%	19.7%	21.1%
Europe, Middle East & Africa	52.4%	55.6%	52.0%
Latin America	52.1	54.3	50.4
North America	40.1	42.4	45.1
Asia Pacific	46.5	46.5	46.6
Bottling Investments	(0.7)	0.5	0.9
Corporate	*	*	*

*	Calculation is not meaningful.
Year Ended December 31, 2016 versus Year Ended December 31, 2015
During the years ended December 31, 2016 and 2015, the Company’s operating income was unfavorably impacted by the refranchising of certain bottling territories in North America, which unfavorably impacted our Bottling Investments operating segment. During the year ended December 31, 2016, the Company's operating income was unfavorably impacted by the sale of the Company’s energy brands as part of the Monster Transaction which closed on June 12, 2015. The sale of the energy brands unfavorably impacted our Europe, Middle East and Africa, Latin America, North America, Asia Pacific and Bottling Investments operating segments. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the North America refranchising and the Monster Transaction.
In 2016, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 8 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Argentine peso, Mexican peso and Australian dollar, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific, Bottling Investments and Corporate operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Asia Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Operating income for Europe, Middle East and Africa for the years ended December 31, 2016 and 2015 was $3,676 million and $3,875 million, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 3 percent and the segment was also unfavorably impacted by an increase in other operating charges and the impact of acquisitions and divestitures. The impact of these items was partially offset by favorable product mix and geographic mix.
Operating income for the Latin America segment for the years ended December 31, 2016 and 2015 was $1,951 million and $2,169 million, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 27 percent and the segment was also unfavorably impacted by an increase in other operating charges. The impact of these items was partially offset by favorable price mix in all of the segment's business units.
North America's operating income for the years ended December 31, 2016 and 2015 was $2,582 million and $2,366 million, respectively. The increase in the segment's operating income was due to price increases and favorable package mix and a decrease in other operating charges, partially offset by the impact of acquisitions and divestitures.
Operating income in Asia Pacific for the years ended December 31, 2016 and 2015 was $2,224 million and $2,189 million, respectively. Operating income for the segment reflects an increase in concentrate sales partially offset by the unfavorable impact of acquisitions and divestitures.
Our Bottling Investments segment's operating loss for the year ended December 31, 2016 was $137 million, compared to operating income for the year ended December 31, 2015 of $124 million. The Bottling Investments segment was unfavorably impacted by an increase in other operating charges and the impact of acquisitions and divestitures, partially offset by a favorable impact of 1 percent due to fluctuations in foreign currency exchange rates.
The Corporate segment's operating loss for the years ended December 31, 2016 and 2015 was $1,670 million and $1,995 million, respectively. Operating loss in 2016 was favorably impacted by a decrease in other operating charges, partially offset by an unfavorable impact of 2 percent due to fluctuations in foreign currency exchange rates.

Year Ended December 31, 2015 versus Year Ended December 31, 2014
In 2015, foreign currency exchange rate fluctuations unfavorably impacted consolidated operating income by 12 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, euro, U.K. pound sterling, Brazilian real, Mexican peso, Australian dollar and Japanese yen, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
During the year ended December 31, 2015, the Company's operating income was unfavorably impacted by the refranchising of additional bottling territories in North America and the sale of the Company's energy brands as part of the Monster Transaction. The refranchising activities unfavorably impacted our Bottling Investments operating segment, and the sale of the energy brands unfavorably impacted our Europe, Middle East and Africa, Latin America, North America, Asia Pacific and Bottling Investments operating segments. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
Operating income for Europe, Middle East and Africa for the years ended December 31, 2015 and 2014 was $3,875 million and $3,936 million, respectively. Fluctuations in foreign currency exchange rates unfavorably impacted operating income by 7 percent, partially offset by favorable price mix in most of the segment's business units.
Operating income in Latin America for the years ended December 31, 2015 and 2014 was $2,169 million and $2,316 million, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 31 percent, partially offset by a reduction in other operating charges and favorable price mix in all of the segment's business units.
North America's operating income for the years ended December 31, 2015 and 2014 was $2,366 million and $2,243 million, respectively. The segment was favorably impacted by price increases and product and package mix.
Operating income in Asia Pacific for the years ended December 31, 2015 and 2014 was $2,189 million and $2,448 million, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 8 percent.
Our Bottling Investments segment's operating income for the years ended December 31, 2015 and 2014 was $124 million and $213 million, respectively. The Bottling Investments segment was unfavorably impacted by an increase in other operating charges partially offset by the favorable impact of acquisitions and divestitures.
The Corporate segment's operating loss for the years ended December 31, 2015 and 2014 was $1,995 million and $1,448 million, respectively. Operating loss in 2015 was unfavorably impacted by an increase in other operating charges.
Interest Income
Year Ended December 31, 2016 versus Year Ended December 31, 2015
Interest income was $642 million in 2016, compared to $613 million in 2015, an increase of $29 million, or 5 percent. The increase primarily reflects higher cash balances and higher average interest rates in certain of our international locations, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies.
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

Interest Expense
Year Ended December 31, 2016 versus Year Ended December 31, 2015
Interest expense was $733 million in 2016, compared to $856 million in 2015, a decrease of $123 million, or 14 percent. Interest expense during the year ended December 31, 2016 included the impact of recently issued long-term debt and interest rate swaps on our fixed-rate debt. Interest expense during the year ended December 31, 2015 included charges of $320 million the Company recorded on the early extinguishment of certain long-term debt. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information related to the Company's hedging program. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities — Debt Financing" below and Note 10 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt.
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
Equity Income (Loss) — Net
Year Ended December 31, 2016 versus Year Ended December 31, 2015
Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investees. In 2016, equity income was $835 million, compared to equity income of $489 million in 2015, an increase of $346 million, or 71 percent. This increase reflects, among other items, more favorable operating results reported by several of our equity method investees, the impact of the June 2015 investment in Monster, as well as our newly acquired investments in CCEP, CCBA and CCBA's South African subsidiary. The favorable impact of these items was partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies and the derecognition of the Company's former equity method investment in South Africa. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the Monster Transaction and our newly acquired investments in CCEP, CCBA and CCBA's South African subsidiary.
Year Ended December 31, 2015 versus Year Ended December 31, 2014
In 2015, equity income was $489 million, compared to equity income of $769 million in 2014, a decrease of $280 million, or 36 percent. This decrease reflects, among other items, the unfavorable impact of the challenging economic conditions around the world where many of our equity method investees operate and fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies. The impact of these items was partially offset by the impact of acquisitions of equity method investments. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
Other Income (Loss) — Net
Other income (loss) — net includes, among other things, the impact of foreign currency exchange gains and losses; dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; gains and losses related to business combinations and disposals; realized and unrealized gains and losses on trading securities; realized gains and losses on available-for-sale securities; and other-than-temporary impairments of available-for-sale securities. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements.

In 2016, other income (loss) — net was a loss of $1,234 million. This loss included losses of $2,456 million due to the refranchising of certain bottling territories in North America and a loss of $21 million due to the deconsolidation of our South African bottling operations and disposal of the related equity method investment in exchange for investments in CCBA and CCBA's South African subsidiary. The Company incurred charges of $31 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Additionally, the Company incurred net foreign currency exchange losses of $246 million, including a charge of $72 million as a result of remeasuring its net monetary assets denominated in Egyptian pounds. The Egyptian pound devalued as a result of the central bank allowing its currency, which was previously pegged to the U.S. dollar, to float freely. These losses were partially offset by a gain of $1,323 million due to the deconsolidation of our German bottling operations, dividend income of $55 million, net gains of $83 million related to trading securities and available-for-sale securities and a gain of $18 million resulting from the Company's disposal of its investment in Keurig Green Mountain, Inc. ("Keurig"). Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the North America refranchising, the deconsolidation of our South African bottling operations, the conversion payments, the deconsolidation of our German bottling operations and the Keurig investment disposal. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments.
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
In 2014, other income (loss) — net was a loss of $1,263 million, primarily due to noncash losses of $799 million related to the refranchising of certain bottling territories in North America and net foreign currency exchange losses of $569 million, including a charge of $372 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SICAD 2 exchange rate. These charges were partially offset by dividend income of $51 million and net gains of $45 million related to fluctuations in the carrying value of the Company's trading securities and sales of available-for-sale securities. Refer to Note 1, Note 2 and Note 17 of Notes to Consolidated Financial Statements.
Income Taxes
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35.0 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2017 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $105 million, $223 million and $265 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2016		2015		2014
Statutory U.S. federal tax rate	35.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	1.2		1.2		1.0
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	(17.5)	[1,2,3]	(12.7)	[9]	(11.5)	[14,15]
Equity income or loss	(3.0)	[4]	(1.7)	[10]	(2.2)
Other operating charges	1.4	[5,6]	1.2	[11,12]	2.9	[16,17]
Other — net	2.4	[7,8]	0.3	[13]	(1.6)
Effective tax rate	19.5%		23.3%		23.6%

[1]
Includes a pretax charge of $72 million (or a 0.3 percent impact on our effective tax rate) related to charges resulting from remeasuring our net monetary assets denominated in Egyptian pounds. Refer to Note 17 of Notes to Consolidated Financial Statements.

[2]
Includes a tax benefit of $68 million (or a 0.8 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions as well as tax settlements with various international jurisdictions.

[3]
Includes a tax charge of $189 million related to a pretax gain of $1,323 million (or a 3.4 percent impact on our effective tax rate) related to the deconsolidation of our German bottling operations and a net pretax gain of $18 million related to the disposal of our investment in Keurig, partially offset by a pretax loss of $21 million related to the deconsolidation of our South African bottling operations. This charge also includes the tax impact resulting from the accrual of tax on temporary differences related to the investment in foreign subsidiaries that are now expected to reverse in the foreseeable future. Refer to Note 2 of Notes to Consolidated Financial Statements.

[4]
Includes an $11 million tax benefit on a pretax charge of $61 million (or a 0.1 percent impact on our effective tax rate) related to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17 of Notes to Consolidated Financial Statements.

[5]
Includes a tax benefit of $74 million on pretax charges of $309 million (or a 0.4 percent impact on our effective tax rate) which primarily included $200 million in cash contributions to The Coca-Cola Foundation, a $76 million charge due to the write-down we recorded related to receivables from our bottling partner in Venezuela and a $32 million charge due to tax litigation expense. Refer to Note 17 of Notes to Consolidated Financial Statements.

[6]
Includes a tax benefit of $338 million on pretax charges of $1,201 million (or a 1.0 percent impact on our effective tax rate) primarily related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18 of Notes to Consolidated Financial Statements.

[7]
Includes a tax expense of $157 million (or a 1.9 percent impact on our effective tax rate) primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties in certain domestic jurisdictions.

[8]
Includes a tax expense of $753 million primarily on pretax charges of $2,456 million (or a 1.4 percent impact on our effective tax rate) related to the refranchising of certain bottling territories in North America. Refer to Note 2 of Notes to Consolidated Financial Statements.

[9]
Includes a pretax charge of $27 million (or a 0.1 percent impact on our effective tax rate) due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SIMADI exchange rate. Refer to Note 1 and Note 17 of Notes to Consolidated Financial Statements.

[10]
Includes a tax benefit of $5 million on a pretax charge of $87 million (or a 0.3 percent impact on our effective tax rate) related to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17 of Notes to Consolidated Financial Statements.

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

[13]
Includes tax expense of $150 million on pretax income of $77 million (or a 1.3 percent impact on our effective tax rate) primarily due to the gain related to the Monster Transaction, offset by charges related to the refranchising of certain bottling territories in North America and charges associated with the early extinguishment of long-term debt. Refer to Note 2 and Note 17 of Notes to Consolidated Financial Statements.

[14]
Includes tax expense of $6 million on a pretax net charge of $372 million (or a 1.5 percent impact on our effective tax rate) due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SICAD 2 exchange rate. Refer to Note 1 of Notes to Consolidated Financial Statements.

[15]
Includes tax expense of $18 million (or a 0.2 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[16]
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

[17]
Includes a tax benefit of $191 million on pretax charges of $809 million (or a 1.0 percent impact on our effective tax rate) primarily related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18 of Notes to Consolidated Financial Statements.

As of December 31, 2016, the gross amount of unrecognized tax benefits was $302 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $179 million, exclusive of any benefits related to interest and penalties. The remaining $123 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2016		2015	2014
Beginning balance of unrecognized tax benefits	$168		$211	$230
Increase related to prior period tax positions	163	[1]	4	13
Decrease related to prior period tax positions	—		(9)	(2)
Increase related to current period tax positions	17		5	11
Decrease related to settlements with taxing authorities	(40)	[1]	(5)	(5)
Decrease due to lapse of the applicable statute of limitations	—		(23)	(32)
Increase (decrease) due to effect of foreign currency exchange rate changes	(6)		(15)	(4)
Ending balance of unrecognized tax benefits	$302		$168	$211

[1]
The increase is primarily related to a change in judgment about one of the Company’s tax positions as a result of receiving notification of a preliminary settlement of a Competent Authority matter with a foreign jurisdiction, a portion of which became certain later in the year. This change in position did not have a material impact on the Company's consolidated statement of income during the year ended December 31, 2016, as it was partially offset by refunds to be received from the foreign jurisdiction.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $142 million, $111 million and $113 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2016, 2015 and 2014, respectively. Of these amounts, $31 million and $8 million of expense were recognized through income tax expense in 2016 and 2014, respectively. An insignificant amount of interest and penalties were recognized through income tax expense for the years ended December 31, 2016 and 2015. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
Based on current tax laws, the Company's effective tax rate in 2017 is expected to be 24.0 percent before considering the effect of any unusual or special items that may affect our tax rate.
Liquidity, Capital Resources and Financial Position
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2017. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $8,170 million in lines of credit for general corporate purposes as of December 31, 2016. These backup lines of credit expire at various times from 2017 through 2022.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume in 2016. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $20.2 billion as of December 31, 2016. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds.

Net operating revenues in the United States were $19.9 billion in 2016, or 48 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the years ended December 31, 2016, 2015 and 2014 was $8,796 million, $10,528 million and $10,615 million, respectively.
Cash flows from operating activities decreased $1,732 million, or 16 percent, in 2016 compared to 2015. This decrease included the unfavorable impact of foreign currency exchange rates, the impact of $471 million in incremental contributions made to the Company's pension plans and the impact of acquisitions and divestitures. The impact of these items was partially offset by lower income tax payments. Refer to the heading "Operations Review — Net Operating Revenues" above for additional information on the impact of foreign currency fluctuations. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on the tax payments.
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
Cash Flows from Investing Activities
Our cash flows provided by (used in) investing activities are summarized as follows (in millions):

Year Ended December 31,	2016	2015	2014
Purchases of investments	$(15,499)	$(15,831)	$(17,800)
Proceeds from disposals of investments	16,624	14,079	12,986
Acquisitions of businesses, equity method investments and nonmarketable securities	(838)	(2,491)	(389)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	1,035	565	148
Purchases of property, plant and equipment	(2,262)	(2,553)	(2,406)
Proceeds from disposals of property, plant and equipment	150	85	223
Other investing activities	(209)	(40)	(268)
Net cash provided by (used in) investing activities	$(999)	$(6,186)	$(7,506)

Purchases of Investments and Proceeds from Disposals of Investments
In 2016, purchases of investments were $15,499 million and proceeds from disposals of investments were $16,624 million. This activity resulted in a net cash inflow of $1,125 million during 2016. In 2015, purchases of investments were $15,831 million and proceeds from disposals of investments were $14,079 million, resulting in a net cash outflow of $1,752 million. In 2014, purchases of investments were $17,800 million and proceeds from disposals of investments were $12,986 million, resulting in a net cash outflow of $4,814 million. These investments include time deposits that have maturities greater than three months but less than one year and are classified in the line item short-term investments in our consolidated balance sheets. The disposals in 2016 include the disposal of the Company's investment in Keurig. The purchases during the years ended December 31, 2015 and 2014 include our investments in Keurig of $830 million and $1,567 million, respectively. The remaining activity primarily represents the purchases of and proceeds from short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our investment in Keurig.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
In 2016, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $838 million, which primarily related to our acquisition of Xiamen Culiangwang Beverage Technology Co., Ltd., a maker of plant-based protein beverages in China, and a minority investment in CHI Limited, a Nigerian producer of value-added dairy and juice beverages. Under the terms of the agreement related to our investment in CHI Limited, the Company is obligated to acquire the remaining ownership interest from the existing shareowners in 2019 based on an agreed-upon formula.
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
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions during the years ended December 31, 2016, 2015 and 2014.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
In 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $1,035 million, primarily related to proceeds from the refranchising of certain of our bottling territories in North America.
In 2015, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $565 million, which included cash received as a result of a Brazilian bottling entity's majority interest owners exercising their option to acquire from us an additional equity interest. The proceeds from disposals of businesses, equity method investments and nonmarketable securities during 2015 also included the proceeds from the refranchising of certain of our bottling territories in North America.
In 2014, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $148 million, which represented the proceeds from the refranchising of certain of our bottling territories in North America.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our disposals during the years ended December 31, 2016, 2015 and 2014.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the years ended December 31, 2016, 2015 and 2014 were $2,112 million, $2,468 million and $2,183 million, respectively.

Total capital expenditures for property, plant and equipment and the percentage of such totals by operating segment were as follows (in millions):

Year Ended December 31,	2016	2015	2014
Capital expenditures	$2,262	$2,553	$2,406
Europe, Middle East & Africa	2.7%	2.1%	3.5%
Latin America	2.0	2.7	2.3
North America	19.4	14.8	15.2
Asia Pacific	4.7	3.2	3.2
Bottling Investments	58.8	66.5	64.6
Corporate	12.4	10.7	11.2
We expect our annual 2017 capital expenditures to be $2.0 billion to $2.5 billion as we continue to make investments to enable growth in our business and further enhance our operational effectiveness.
Other Investing Activities
In 2016, cash used in other investing activities was primarily related to the cash flow impact of the Company's derivative contracts designated as net investment hedges and the purchases of trademarks.
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
In 2014, cash used in other investing activities was primarily related to loans to Fairlife, LLC, a value-added dairy joint venture, as well as local investments in Argentina.
Cash Flows from Financing Activities
Our cash flows provided by (used in) financing activities were as follows (in millions):

Year Ended December 31,	2016	2015	2014
Issuances of debt	$27,281	$40,434	$41,674
Payments of debt	(25,615)	(37,738)	(36,962)
Issuances of stock	1,434	1,245	1,532
Purchases of stock for treasury	(3,681)	(3,564)	(4,162)
Dividends	(6,043)	(5,741)	(5,350)
Other financing activities	79	251	(363)
Net cash provided by (used in) financing activities	$(6,545)	$(5,113)	$(3,631)
Debt Financing
Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.
As of December 31, 2016, our long-term debt was rated "AA-" by Standard & Poor's, "Aa3" by Moody's and "A+" by Fitch. Our commercial paper program was rated "A-1+" by Standard & Poor's, "P-1" by Moody's and "F1" by Fitch. In assessing our credit strength, all three agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the aggregated balance sheet and other financial information of the Company. In addition, some rating agencies also consider the financial information of certain bottlers, including CCEP, Coca-Cola Amatil Limited, Coca-Cola Bottling Co. Consolidated, Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers' financial performance, changes in the credit rating agencies' methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's equity income could be reduced as a result of the potential increase in interest expense for those bottlers.
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
Issuances and payments of debt included both short-term and long-term financing activities. In 2016, the Company had issuances of debt of $27,281 million, which included net issuances of $773 million of commercial paper and short-term debt with maturities of 90 days or less and $21,525 million of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $4,983 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances.
During 2016, the Company made payments of debt of $25,615 million, which included $22,920 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $2,695 million.
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
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from Old CCE of $361 million and $411 million as of December 31, 2016 and 2015, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2016, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 21 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $663 million, $515 million and $498 million in 2016, 2015 and 2014, respectively. Refer to Note 10 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt balances.
Issuances of Stock
The issuances of stock in 2016, 2015 and 2014 were related to the exercise of stock options by Company employees.

Share Repurchases
In 2012, the Board of Directors authorized a share repurchase program of up to 500 million shares of the Company's common stock. The table below presents annual shares repurchased and average price per share:

Year Ended December 31,	2016	2015	2014
Number of shares repurchased (in millions)	86	86	98
Average price per share	$43.62	$41.33	$40.97
Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2016, we have purchased 3.4 billion shares of our Company's common stock at an average price per share of $16.08. In addition to shares repurchased under the share repurchase program authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. In 2016, we repurchased $3.7 billion of our stock. The net impact of the Company's treasury stock issuance and purchase activities in 2016 resulted in a net cash outflow of $2.2 billion. We currently expect to repurchase approximately $2.0 billion of our stock during 2017, net of proceeds from the issuance of treasury stock due to the exercise of employee stock options.
Dividends
The Company paid dividends of $6,043 million, $5,741 million and $5,350 million during the years ended December 31, 2016, 2015 and 2014, respectively.
At its February 2017 meeting, our Board of Directors increased our quarterly dividend by 6 percent, raising it to $0.37 per share, equivalent to a full year dividend of $1.48 per share in 2017. This is our 55th consecutive annual increase. Our annual common stock dividend was $1.40 per share, $1.32 per share and $1.22 per share in 2016, 2015 and 2014, respectively. The 2016 dividend represented a 6 percent increase from 2015, and the 2015 dividend represented an 8 percent increase from 2014.
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

As of December 31, 2016, we were contingently liable for guarantees of indebtedness owed by third parties of $587 million, of which $247 million was related to VIEs. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees. Management concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable. As of December 31, 2016, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.
Our Company recognizes all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements.

Aggregate Contractual Obligations
As of December 31, 2016, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2017	2018-2019	2020-2021	2022 and Thereafter
Short-term loans and notes payable:[1]
Commercial paper borrowings	$12,330	$12,330	$—	$—	$—
Lines of credit and other short-term borrowings	168	168	—	—	—
Current maturities of long-term debt[2]	3,524	3,524	—	—	—
Long-term debt, net of current maturities[2]	29,418	—	6,552	6,634	16,232
Estimated interest payments[3]	5,687	561	963	828	3,335
Accrued income taxes[4]	307	307	—	—	—
Purchase obligations[5]	14,741	8,148	1,298	867	4,428
Marketing obligations[6]	3,973	2,232	801	525	415
Lease obligations	966	217	257	180	312
Held-for-sale obligations[7]	539	435	58	32	14
Total contractual obligations	$71,653	$27,922	$9,929	$9,066	$24,736

[1]
Refer to Note 10 of Notes to Consolidated Financial Statements for information regarding short-term loans and notes payable. Upon payment of outstanding commercial paper, we typically issue new commercial paper. Lines of credit and other short-term borrowings are expected to fluctuate depending upon current liquidity needs, especially at international subsidiaries.

[2]
Refer to Note 10 of Notes to Consolidated Financial Statements for information regarding long-term debt. We will consider several alternatives to settle this long-term debt, including the use of cash flows from operating activities, issuance of commercial paper or issuance of other long-term debt. The table above shows expected cash payments to be paid by the Company in future periods and excludes the noncash portion of debt, including the fair market value mark up, unamortized discounts and premiums.

[3]
We calculated estimated interest payments for our long-term debt based on the applicable rates and payment dates. For our variable-rate debt, we have assumed the December 31, 2016 rate for all years presented. We typically expect to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

[4]
Refer to Note 14 of Notes to Consolidated Financial Statements for information regarding income taxes. As of December 31, 2016, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, was $439 million, which was not included in the total above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

[5]
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including long-term contractual obligations, open purchase orders, accounts payable and certain accrued liabilities. We expect to fund these obligations with cash flows from operating activities.

[6]	We expect to fund these marketing obligations with cash flows from operating activities.

[7]	Represents liabilities of the Company's North America bottling territories and China bottling operations that are classified as held for sale.
The total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2016, was $2,336 million. Refer to Note 13 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.
We generally expect to fund all future pension contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations.

As of December 31, 2016, the projected benefit obligation of the U.S. qualified pension plans was $6,531 million, and the fair value of the related plan assets was $6,061 million. The projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $2,897 million, and the fair value of the related plan assets was $2,310 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as certain unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain associates, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate annual benefit payments for these unfunded pension plans to be $69 million in 2017, increasing to $76 million by 2024 and then decreasing annually thereafter. Refer to Note 13 of Notes to Consolidated Financial Statements.
The Company expects to contribute $106 million in 2017 to our global pension plans, the majority of which will be allocated to our international plans. Refer to Note 13 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our various plans in the table above.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2016, our self-insurance reserves totaled $527 million. Refer to Note 11 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2016 were $4,445 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is not included in the total contractual obligations table because we believe that presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Additionally, as of December 31, 2016, the Company had entered into agreements related to the following future investing activities which are not included in the table above:
Under the terms of the agreement for our investment in CHI Limited, the Company is obligated to acquire the remaining ownership interest from the existing shareowners in 2019 based on an agreed-upon formula.
Under the terms of agreements with certain of our unconsolidated bottling partners in the United States, the Company is obligated to make payments to each of these bottlers upon the conversion of their bottling agreements to a comprehensive beverage agreement with additional requirements. We currently expect these conversions to occur during 2017.
The Company and ABI have reached an agreement regarding the transition of ABI's stake in CCBA for an equity value of $3,150 million, after customary adjustments. The Company has also agreed in principle to acquire ABI's interest in bottling operations in Zambia, Zimbabwe, Botswana, Swaziland, Lesotho, El Salvador and Honduras. The Company will negotiate the terms of this transaction with ABI according to the contractual parameters. The transactions are subject to the relevant regulatory and minority approvals and are expected to close by the end of 2017.
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
In 2016, we used 73 functional currencies. Due to the geographic diversity of our operations, weakness in some of these currencies might be offset by strength in others. In 2016, 2015 and 2014, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2016	2015	2014
All operating currencies	(5)%	(15)%	(5)%
Brazilian real	(9)%	(27)%	(10)%
Mexican peso	(14)	(16)	(4)
Australian dollar	(1)	(17)	(7)
South African rand	(13)	(15)	(12)
British pound	(11)	(8)	6
Euro	—	(17)	1
Japanese yen	11	(14)	(8)
These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in foreign currency exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on our net income and earnings per share.
The total currency impacts on net operating revenues, including the effect of our hedging activities, were decreases of 3 percent and 7 percent in 2016 and 2015, respectively. The total currency impacts on income before income taxes, including the effect of our hedging activities, were decreases of 12 percent in 2016 and 6 percent in 2015.
Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are included as a component of other income (loss) — net in our consolidated financial statements. Refer to the heading "Operations Review — Other Income (Loss) — Net" above. The Company recorded foreign currency exchange losses of $246 million in 2016, foreign currency exchange gains of $149 million in 2015 and foreign currency exchange losses of $569 million in 2014.
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
We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela. As a result of the Company's revised expectations regarding the convertibility of the local currency, we recognized impairment charges of $55 million and $18 million during the years ended December 31, 2015 and December 31, 2014, respectively. These charges were recorded in the line item other operating charges in our consolidated statement of income.
During the year ended December 31, 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which should be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The official and most preferential rate is now known as DIPRO and the SICAD rate has been eliminated. The Venezuelan government replaced the SIMADI rate with the DICOM rate, which is allowed to float freely and is expected to fluctuate based on supply and demand. As a result, management determined that the DICOM rate was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, as a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expect to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded write-downs of $76 million, $56 million and $296 million, respectively. These write-downs were recorded in the line item other operating charges in our consolidated statements of income.
As of December 31, 2016, the combined carrying value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $84 million. The Company's ability to pay dividends from Venezuela is restricted due to the low volume of U.S. dollars available for conversion. As a result of the floating DICOM rate, the Company expects to continue to record losses on foreign currency exchange, may incur additional write-downs of receivables or impairment charges and will continue to record our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.
Impact of Inflation and Changing Prices
Inflation affects the way we operate in many markets around the world. In general, we believe that, over time, we will be able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's consolidated balance sheet (in millions):

December 31,	2016	2015	Increase (Decrease)		Percent Change
Cash and cash equivalents	$8,555	$7,309	$1,246		17%
Short-term investments	9,595	8,322	1,273		15
Marketable securities	4,051	4,269	(218)		(5)
Trade accounts receivable — net	3,856	3,941	(85)		(2)
Inventories	2,675	2,902	(227)		(8)
Prepaid expenses and other assets	2,481	2,752	(271)		(10)
Assets held for sale	2,797	3,900	(1,103)		(28)
Equity method investments	16,260	12,318	3,942		32
Other investments	989	3,470	(2,481)		(71)
Other assets	4,248	4,110	138		3
Property, plant and equipment — net	10,635	12,571	(1,936)		(15)
Trademarks with indefinite lives	6,097	5,989	108		2
Bottlers' franchise rights with indefinite lives	3,676	6,000	(2,324)		(39)
Goodwill	10,629	11,289	(660)		(6)
Other intangible assets	726	854	(128)		(15)
Total assets	$87,270	$89,996	$(2,726)		(3)%
Accounts payable and accrued expenses	$9,490	$9,660	$(170)		(2)%
Loans and notes payable	12,498	13,129	(631)		(5)
Current maturities of long-term debt	3,527	2,676	851		32
Accrued income taxes	307	331	(24)		(7)
Liabilities held for sale	710	1,133	(423)		(37)
Long-term debt	29,684	28,311	1,373		5
Other liabilities	4,081	4,301	(220)		(5)
Deferred income taxes	3,753	4,691	(938)		(20)
Total liabilities	$64,050	$64,232	$(182)		—%
Net assets	$23,220	$25,764	$(2,544)	[1]	(10)%

[1]	Includes a decrease in net assets of $626 million resulting from foreign currency translation adjustments in various balance sheet accounts.
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

•
Property, plant and equipment and bottlers' franchise rights decreased primarily as a result of additional North America bottling territories being refranchised or reclassified as held for sale as well as the Company's China bottling operations being reclassified as held for sale. Refer to Note 2 of Notes to Consolidated Financial Statements.

•
Long-term debt increased due to the Company's recent issuances of Australian dollar-, euro- and U.S. dollar-denominated debt, partially offset by a portion of the Company's long-term debt maturing within the next 12 months and being reclassified as current. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

•	Deferred income taxes decreased primarily due to the impact of refranchising certain bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements.

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
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2016, we used 73 functional currencies and generated $21,964 million of our net operating revenues from operations outside the United States; therefore, weaknesses in some currencies might be offset by strengths in other currencies over time. We use derivative financial instruments to further reduce our net exposure to foreign currency fluctuations.
Our Company enters into forward exchange contracts and purchases currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. Additionally, we enter into forward exchange contracts to offset the earnings impact related to foreign currency fluctuations on certain monetary assets and liabilities. We also enter into forward exchange contracts as hedges of net investments in foreign operations.
The total notional values of our foreign currency derivatives were $14,464 million and $18,060 million as of December 31, 2016 and 2015, respectively. These values include derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. The fair value of the contracts that qualify for hedge accounting resulted in a net unrealized gain of $366 million as of December 31, 2016. At the end of 2016, we estimate that a 10 percent weakening of the U.S. dollar would have eliminated the net unrealized gain and created a net unrealized loss of $364 million. The fair value of the contracts that do not qualify for hedge accounting resulted in a net unrealized gain of $208 million, and we estimate that a 10 percent weakening of the U.S. dollar would have increased the net unrealized gain to $244 million.
Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
Based on the Company's variable-rate debt and derivative instruments outstanding as of December 31, 2016, we estimate that a 1 percentage point increase in interest rates would have increased interest expense by $227 million in 2016. However, this increase in interest expense would have been partially offset by the increase in interest income related to higher interest rates.
The Company is subject to interest rate risk related to its investments in highly liquid securities. These investments are primarily managed by external managers within the guidelines of the Company's investment policy. Our policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. In addition, our policy limits the amount of credit exposure to any one issuer. We estimate that a 1 percentage point increase in interest rates would result in a $71 million decrease in the fair value of our portfolio of highly liquid securities.

Commodity Prices
The Company is subject to market risk with respect to commodity price fluctuations, principally related to our purchases of sweeteners, metals, juices, PET and fuels. We manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing and distribution business. When deemed appropriate, we use derivative financial instruments to manage our exposure to commodity risks. Certain of these derivatives do not qualify for hedge accounting, but they are effective economic hedges that help the Company mitigate the price risk associated with the purchases of materials used in our manufacturing processes and the fuel used to operate our extensive vehicle fleet.
Open commodity derivatives that qualify for hedge accounting had notional values of $12 million and $8 million as of December 31, 2016 and 2015, respectively. The fair value of the contracts that qualify for hedge accounting resulted in a net unrealized loss of $1 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have increased the net unrealized loss to $2 million.
Open commodity derivatives that do not qualify for hedge accounting had notional values of $447 million and $893 million as of December 31, 2016 and 2015, respectively. The fair value of the contracts that do not qualify for hedge accounting resulted in a net unrealized gain of $11 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have eliminated the net unrealized gain and created a net unrealized loss of $28 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2016	2015	2014
(In millions except per share data)
NET OPERATING REVENUES	$41,863	$44,294	$45,998
Cost of goods sold	16,465	17,482	17,889
GROSS PROFIT	25,398	26,812	28,109
Selling, general and administrative expenses	15,262	16,427	17,218
Other operating charges	1,510	1,657	1,183
OPERATING INCOME	8,626	8,728	9,708
Interest income	642	613	594
Interest expense	733	856	483
Equity income (loss) — net	835	489	769
Other income (loss) — net	(1,234)	631	(1,263)
INCOME BEFORE INCOME TAXES	8,136	9,605	9,325
Income taxes	1,586	2,239	2,201
CONSOLIDATED NET INCOME	6,550	7,366	7,124
Less: Net income attributable to noncontrolling interests	23	15	26
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$6,527	$7,351	$7,098
BASIC NET INCOME PER SHARE[1]	$1.51	$1.69	$1.62
DILUTED NET INCOME PER SHARE[1]	$1.49	$1.67	$1.60
AVERAGE SHARES OUTSTANDING	4,317	4,352	4,387
Effect of dilutive securities	50	53	63
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,367	4,405	4,450

[1]	Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2016	2015	2014
(In millions)
CONSOLIDATED NET INCOME	$6,550	$7,366	$7,124
Other comprehensive income:
Net foreign currency translation adjustment	(626)	(3,959)	(2,382)
Net gain (loss) on derivatives	(382)	142	357
Net unrealized gain (loss) on available-for-sale securities	17	(684)	714
Net change in pension and other benefit liabilities	(53)	86	(1,039)
TOTAL COMPREHENSIVE INCOME (LOSS)	5,506	2,951	4,774
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	(3)	21
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$5,496	$2,954	$4,753
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2016	2015
(In millions except par value)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,555	$7,309
Short-term investments	9,595	8,322
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	18,150	15,631
Marketable securities	4,051	4,269
Trade accounts receivable, less allowances of $466 and $352, respectively	3,856	3,941
Inventories	2,675	2,902
Prepaid expenses and other assets	2,481	2,752
Assets held for sale	2,797	3,900
TOTAL CURRENT ASSETS	34,010	33,395
EQUITY METHOD INVESTMENTS	16,260	12,318
OTHER INVESTMENTS	989	3,470
OTHER ASSETS	4,248	4,110
PROPERTY, PLANT AND EQUIPMENT — net	10,635	12,571
TRADEMARKS WITH INDEFINITE LIVES	6,097	5,989
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	3,676	6,000
GOODWILL	10,629	11,289
OTHER INTANGIBLE ASSETS	726	854
TOTAL ASSETS	$87,270	$89,996
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,490	$9,660
Loans and notes payable	12,498	13,129
Current maturities of long-term debt	3,527	2,676
Accrued income taxes	307	331
Liabilities held for sale	710	1,133
TOTAL CURRENT LIABILITIES	26,532	26,929
LONG-TERM DEBT	29,684	28,311
OTHER LIABILITIES	4,081	4,301
DEFERRED INCOME TAXES	3,753	4,691
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	14,993	14,016
Reinvested earnings	65,502	65,018
Accumulated other comprehensive income (loss)	(11,205)	(10,174)
Treasury stock, at cost — 2,752 and 2,716 shares, respectively	(47,988)	(45,066)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	23,062	25,554
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	158	210
TOTAL EQUITY	23,220	25,764
TOTAL LIABILITIES AND EQUITY	$87,270	$89,996
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2016	2015	2014
(In millions)
OPERATING ACTIVITIES
Consolidated net income	$6,550	$7,366	$7,124
Depreciation and amortization	1,787	1,970	1,976
Stock-based compensation expense	258	236	209
Deferred income taxes	(856)	73	(40)
Equity (income) loss — net of dividends	(449)	(122)	(371)
Foreign currency adjustments	158	(137)	415
Significant (gains) losses on sales of assets — net	1,146	(374)	831
Other operating charges	647	929	761
Other items	(224)	744	149
Net change in operating assets and liabilities	(221)	(157)	(439)
Net cash provided by operating activities	8,796	10,528	10,615
INVESTING ACTIVITIES
Purchases of investments	(15,499)	(15,831)	(17,800)
Proceeds from disposals of investments	16,624	14,079	12,986
Acquisitions of businesses, equity method investments and nonmarketable securities	(838)	(2,491)	(389)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	1,035	565	148
Purchases of property, plant and equipment	(2,262)	(2,553)	(2,406)
Proceeds from disposals of property, plant and equipment	150	85	223
Other investing activities	(209)	(40)	(268)
Net cash provided by (used in) investing activities	(999)	(6,186)	(7,506)
FINANCING ACTIVITIES
Issuances of debt	27,281	40,434	41,674
Payments of debt	(25,615)	(37,738)	(36,962)
Issuances of stock	1,434	1,245	1,532
Purchases of stock for treasury	(3,681)	(3,564)	(4,162)
Dividends	(6,043)	(5,741)	(5,350)
Other financing activities	79	251	(363)
Net cash provided by (used in) financing activities	(6,545)	(5,113)	(3,631)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6)	(878)	(934)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the year	1,246	(1,649)	(1,456)
Balance at beginning of year	7,309	8,958	10,414
Balance at end of year	$8,555	$7,309	$8,958
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

Year Ended December 31,	2016	2015	2014
(In millions except per share data)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	4,324	4,366	4,402
Treasury stock issued to employees related to stock compensation plans	50	44	62
Purchases of stock for treasury	(86)	(86)	(98)
Balance at end of year	4,288	4,324	4,366
COMMON STOCK	$1,760	$1,760	$1,760
CAPITAL SURPLUS
Balance at beginning of year	14,016	13,154	12,276
Stock issued to employees related to stock compensation plans	589	532	526
Tax benefit (charge) from stock compensation plans	130	94	169
Stock-based compensation expense	258	236	209
Other activities	—	—	(26)
Balance at end of year	14,993	14,016	13,154
REINVESTED EARNINGS
Balance at beginning of year	65,018	63,408	61,660
Net income attributable to shareowners of The Coca-Cola Company	6,527	7,351	7,098
Dividends (per share — $1.40, $1.32 and $1.22 in 2016, 2015 and 2014, respectively)	(6,043)	(5,741)	(5,350)
Balance at end of year	65,502	65,018	63,408
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(10,174)	(5,777)	(3,432)
Net other comprehensive income (loss)	(1,031)	(4,397)	(2,345)
Balance at end of year	(11,205)	(10,174)	(5,777)
TREASURY STOCK
Balance at beginning of year	(45,066)	(42,225)	(39,091)
Treasury stock issued to employees related to stock compensation plans	811	696	891
Purchases of stock for treasury	(3,733)	(3,537)	(4,025)
Balance at end of year	(47,988)	(45,066)	(42,225)
TOTAL EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$23,062	$25,554	$30,320
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Balance at beginning of year	$210	$241	$267
Net income attributable to noncontrolling interests	23	15	26
Net foreign currency translation adjustment	(13)	(18)	(5)
Dividends paid to noncontrolling interests	(25)	(31)	(25)
Contributions by noncontrolling interests	1	—	—
Business combinations	—	(3)	(22)
Deconsolidation of certain entities	(34)	—	—
Other activities	(4)	6	—
TOTAL EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$158	$210	$241
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Coca-Cola Company is the world's largest beverage company. We own or license and market more than 500 nonalcoholic beverage brands including sparkling beverages and a variety of still beverages such as waters, flavored waters and enhanced waters, juices and juice drinks, ready-to-drink teas and coffees, sports drinks, dairy, and energy drinks. We own and market four of the world's top five nonalcoholic sparkling beverage brands: Coca-Cola, Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries.
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations, as well as independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for more than 1.9 billion of the approximately 59 billion servings of all beverages consumed worldwide every day.
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
Our finished product operations consist primarily of Company-owned or -controlled bottling, sales and distribution operations, including Coca-Cola Refreshments' ("CCR") bottling and associated supply chain operations in the United States and Canada, and are included in our Bottling Investments operating segment. Our finished product operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers, such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment. We authorize these wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.
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
Certain amounts in the prior years' consolidated financial statements and accompanying notes have been revised to conform to the current year presentation.
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a "VIE." An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to profit guarantees or subordinated financial support. Refer to Note 11. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $3,709 million and $2,687 million as of December 31, 2016 and 2015, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $203 million and $221 million as of December 31, 2016 and 2015, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
Creditors of our VIEs do not have recourse against the general credit of the Company, regardless of whether they are accounted for as consolidated entities.
We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Our consolidated net income includes our Company's proportionate share of the net income or loss of these companies. Our judgment regarding the level of influence over each equity method investee includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.
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
Amortization expense for infrastructure programs was $45 million, $61 million and $72 million in 2016, 2015 and 2014, respectively. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $6.6 billion, $6.8 billion and $7.0 billion in 2016, 2015 and 2014, respectively.
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $4.0 billion in both 2016 and 2015 and $3.5 billion in 2014. As of December 31, 2016 and 2015, advertising and production costs of $113 million and $207 million, respectively, were primarily recorded in the line item prepaid expenses and other assets in our consolidated balance sheets.
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

Shipping and Handling Costs
Shipping and handling costs related to the movement of finished goods from manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our consolidated statements of income. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in the line item selling, general and administrative expenses in our consolidated statements of income. During the years ended December 31, 2016, 2015 and 2014, the Company recorded shipping and handling costs of $2.0 billion, $2.5 billion and $2.7 billion, respectively, in the line item selling, general and administrative expenses. Our customers do not pay us separately for shipping and handling costs related to finished goods.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 51 million, 27 million and 38 million stock option awards were excluded from the computations of diluted net income per share in 2016, 2015 and 2014, respectively, because the awards would have been antidilutive for the years presented.
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

Year Ended December 31,	2016	2015	2014
Balance at beginning of year	$352	$331	$61
Net charges to costs and expenses[1]	126	45	308
Write-offs	(10)	(10)	(13)
Other[2]	(2)	(14)	(25)
Balance at end of year	$466	$352	$331

[1]
The increases in 2016 and 2014 were primarily related to concentrate sales receivables from our bottling partner in Venezuela. See Hyperinflationary Economies discussion below for additional information.

2 Other includes foreign currency translation adjustments and the impact of reclassifying certain assets to assets held for sale. See Note 2.
A significant portion of our net operating revenues and corresponding accounts receivable is derived from sales of our products in international markets. Refer to Note 19. We also generate a significant portion of our net operating revenues by selling concentrates and syrups to bottlers in which we have a noncontrolling interest, including Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), Coca-Cola European Partners plc ("CCEP"), Coca-Cola HBC AG ("Coca-Cola Hellenic"), and Coca-Cola İçecek A.Ş. ("Coca-Cola İçecek"). Refer to Note 6.
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

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; and machinery, equipment and vehicle fleet: 20 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement. Depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale, even if the asset or disposal group continues to generate revenue during the period. Depreciation expense, including the depreciation expense of assets under capital lease, totaled $1,575 million, $1,735 million and $1,716 million in 2016, 2015 and 2014, respectively. Amortization expense for leasehold improvements totaled $22 million, $18 million and $20 million in 2016, 2015 and 2014, respectively.
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
We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment reviews as of the first day of our third fiscal quarter. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment.
We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our operating segments are subdivided into smaller geographic regions or territories that we sometimes refer to as "business units." These business units are also our reporting units. The Bottling Investments operating segment includes all Company-owned or consolidated bottling operations, regardless of geographic location, including CCR's bottling and associated supply chain operations in the United States and Canada. Generally, each Company-owned or consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
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
The Company has the option to perform a qualitative assessment of goodwill rather than completing the two-step process to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step process. Otherwise, the Company will forego the two-step process and does not need to perform any further testing.
Impairment charges related to intangible assets, including goodwill, are generally recorded in the line item other operating charges or, to the extent they relate to equity method investees, in the line item equity income (loss) — net in our consolidated statements of income.
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
The fair value of our restricted stock units, restricted stock and certain performance share units is the quoted market value of the Company's stock on the grant date less the present value of the expected dividends not received during the relevant period. For most performance share units granted beginning in 2014, the Company includes a relative total shareowner return ("TSR") modifier to determine the number of shares earned at the end of the performance period. For these awards, the number of shares earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company's total shareowner return over the performance period relative to a predefined compensation comparator group of companies falls outside of a defined range. The fair value of performance share units that include the TSR modifier is determined using a Monte Carlo valuation model.
In the period it becomes probable that the minimum performance criteria specified in the performance share award will be achieved, we recognize expense for the proportionate share of the total fair value of the award related to the vesting period that has already lapsed. The remaining fair value of the award is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that we will achieve the minimum performance criteria specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made. Refer to Note 12.
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
Income Taxes
Income tax expense includes U.S., state, local and international income taxes, plus a provision for U.S. taxes on undistributed earnings of foreign subsidiaries not deemed to be indefinitely reinvested. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company records taxes that are collected from customers and remitted to governmental authorities on a net basis in our consolidated statements of income.
The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note 11 and Note 14.
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
We also have certain U.S. dollar denominated intangible assets associated with products sold in Venezuela. As a result of the Company's revised expectations regarding the convertibility of the local currency, we recognized impairment charges of $55 million and $18 million during the years ended December 31, 2015 and December 31, 2014, respectively. These charges were recorded in the line item other operating charges in our consolidated statement of income.
During the year ended December 31, 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which should be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The official and most preferential rate is now known as DIPRO and the SICAD rate has been eliminated. The Venezuelan government replaced the SIMADI rate with the DICOM rate, which is allowed to float freely and is expected to fluctuate based on supply and demand. As a result, management determined that the DICOM rate was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, as a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expect to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded write-downs of $76 million, $56 million and $296 million, respectively. These write-downs were recorded in the line item other operating charges in our consolidated statements of income.
As of December 31, 2016, the combined carrying value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $84 million. The Company's ability to pay dividends from Venezuela is restricted due to the low volume of U.S. dollars available for conversion. As a result of the floating DICOM rate, the Company expects to continue to record losses on foreign currency exchange, may incur additional write-downs of receivables or impairment charges and will continue to record our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which will be effective for the Company beginning January 1, 2018.
The Company plans to adopt ASU 2014-09 and its amendments on a modified retrospective basis and is continuing to assess all future impacts of the guidance by reviewing our current contracts with customers to identify potential differences that could result from applying the new guidance. Based on our preliminary review, we expect that ASU 2014-09's broad definition of variable consideration will require the Company to estimate and record certain variable payments resulting from collaborative funding arrangements, rebates and other pricing allowances earlier than it currently does. While we do not expect this change to have a material impact on net revenues on an annual basis, we do expect that it will have an impact on our revenue in interim periods. As we complete our overall assessment, the Company is also identifying and preparing to implement changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements. Our assessment will be completed during fiscal year 2017.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a consolidated statement of financial position. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments will be effective for the Company beginning January 1, 2017 and we have elected to adopt ASU 2015-17 on a prospective basis.
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
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company beginning January 1, 2017 and will require us to prospectively recognize excess tax benefits and tax deficiencies in the consolidated statement of income when the awards vest or are settled. These changes are currently recognized in capital surplus in our consolidated balance sheet. Additionally, the guidance requires excess tax benefits to be presented as an operating activity in the statement of cash flows rather than as a financing activity.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for the Company beginning January 1, 2018 and will be applied using a modified retrospective basis. We are currently evaluating the impact that ASU 2016-16 will have on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The amendments in this update address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for the Company beginning January 1, 2018 and is required to be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact that ASU 2016-18 will have on our consolidated cash flows.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is required to be applied prospectively and will be effective for the Company beginning January 1, 2018. The impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.
In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. ASU 2017-04 is required to be applied prospectively and the Company has elected to early adopt ASU 2017-04 effective January 1, 2017. We do not anticipate that the adoption will have a significant impact on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2016, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $838 million, which primarily related to our acquisition of Xiamen Culiangwang Beverage Technology Co., Ltd. ("China Green"), a maker of plant-based protein beverages in China, and a minority investment in CHI Limited ("CHI"), a Nigerian producer of value-added dairy and juice beverages, which is accounted for under the equity method of accounting. Under the terms of the agreement for our investment in CHI, the Company is obligated to acquire the remaining ownership interest from the existing shareowners in 2019 based on an agreed-upon formula.

During 2015, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $2,491 million, which primarily related to our strategic partnership with Monster Beverage Corporation ("Monster") and an investment in a bottling partner in Indonesia that is accounted for under the equity method of accounting. The bottling partner in Indonesia is a subsidiary of Coca-Cola Amatil Limited, an equity method investee. We also acquired the remaining outstanding shares of a bottling partner in South Africa ("South African bottler"), which was previously accounted for as an equity method investment. We remeasured our previously held equity interest in the South African bottler to fair value upon the close of the transaction and recorded a loss on the remeasurement of $19 million during the year ended December 31, 2015. This bottler was deconsolidated in conjunction with the Coca-Cola Beverages Africa Proprietary Limited transaction discussed further below.
During 2014, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $389 million, and primarily included a joint investment with one of our bottling partners in a dairy company in Ecuador, which is accounted for under the equity method of accounting.
Monster Beverage Corporation
On August 14, 2014, the Company and Monster entered into definitive agreements for a long-term strategic relationship in the global energy drink category. The transaction contemplated under these agreements ("Monster Transaction") closed on June 12, 2015. As a result of the Monster Transaction, (1) the Company purchased newly issued shares of Monster common stock representing approximately 17 percent of the outstanding shares of Monster common stock (after giving effect to the new issuance); (2) the Company sold its global energy drink business (including NOS, Full Throttle, Burn, Mother, Play and Power Play, and Relentless) to Monster, and the Company acquired Monster's non-energy drink business (including Hansen's Natural Sodas, Peace Tea, Hubert's Lemonade and Hansen's Juice Products); and (3) the parties amended their distribution coordination agreements to expand distribution of Monster products into additional territories pursuant to long-term agreements with the Company's existing network of Company-owned or -controlled bottling operations and independent distribution partners. The Company and its bottling partners ("Coca-Cola system") also became Monster's preferred global distribution partner. The Company made a net cash payment of $2,150 million to Monster, of which $125 million was being held in escrow, subject to release upon achievement of milestones relating to the transfer of Monster's domestic distribution rights to our distribution network. The escrow was released in June 2016 upon the expiration of the escrow term as certain milestones relating to the transfer of Monster's domestic distribution rights to our distribution network had not been achieved. However, due to the probability that these milestones will be achieved at a future date, the Company has accrued $125 million related to these future payments to Monster.
The Monster Transaction consisted of multiple elements including the purchase of common stock, the acquisition and divestiture of businesses and the expansion of distribution territories. When consideration transferred is not solely in the form of cash, measurement is based on either the cost to the acquiring entity (the fair value of the assets given) or the fair value of the assets acquired, whichever is more clearly evident and, thus, more reliably measurable. As the majority of the consideration transferred was cash, we believe the fair value of the consideration transferred is more reliably measurable. The consideration transferred consists of $2,150 million of cash (including $125 million initially held in escrow) and the fair value of our global energy business of $2,046 million, which we determined using discounted cash flow analyses, resulting in total consideration transferred of $4,196 million.
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

As a result of the Monster Transaction, the North America Coca-Cola system obtained the right to distribute Monster products in territories for which it was not previously the authorized distributor ("expanded territories"). These distribution rights are governed by an agreement with an initial term of 20 years, after which it will continue to remain in effect unless otherwise terminated by either party, and there are no future costs of renewal. As such, these rights were determined to be indefinite-lived intangible assets and are classified in the line item bottlers' franchise rights with indefinite lives in our consolidated balance sheet. CCR is the distributor in the majority of the expanded territories. The remainder of the territories are serviced by independent bottling partners. Of the $1,035 million allocated to the expanded distribution rights, the Company derecognized $341 million related to the expanded territories serviced by the independent bottling partners upon the close of the transaction. As consideration for these rights, the Company received an upfront payment of $28 million related to these territories, and we will receive a payment per case on all future sales made by these independent bottlers for the duration of the distribution agreements. As these payments are dependent on future sales, they are a form of contingent consideration. We elected to account for this consideration in the same manner as the contingent consideration to be received in the North America refranchising, discussed below. This resulted in a net loss of $313 million recorded in the line item other income (loss) — net in our consolidated statement of income during the year ended December 31, 2015.
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
German Bottling Operations
In conjunction with the Company's acquisition of German bottling operations in 2007, the former owners received put options to sell their respective shares in the operations back to the Company in January 2014. The Company paid $503 million to purchase these shares, which was included in the line item other financing activities in our consolidated statement of cash flows, resulting in 100 percent ownership of our German bottling operations. This bottler was deconsolidated in conjunction with the Coca-Cola European Partners transaction discussed further below.
Divestitures
During 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $1,035 million, primarily related to proceeds from the refranchising of certain of our bottling territories in North America.
During 2015, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $565 million, which included proceeds from the refranchising of certain of our bottling territories in North America and proceeds from the sale of a 10 percent interest in a Brazilian bottling partner as a result of the majority owners exercising their right to acquire additional shares from us.
During 2014, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $148 million, which primarily represented the proceeds from the refranchising of certain of our bottling territories in North America.

North America Refranchising
In conjunction with implementing a new beverage partnership model in North America, the Company refranchised bottling territories that were previously managed by CCR to certain of our unconsolidated bottling partners. These territories generally border these bottlers' existing territories, allowing each bottler to better service local customers and provide more efficient execution. By entering into comprehensive beverage agreements ("CBAs") with each of the bottlers, we granted certain exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products as defined by the CBA. In some cases, the Company has entered into, or agreed to enter into, manufacturing agreements that authorize certain bottlers that have executed a CBA to manufacture certain beverage products. If a bottler has not entered into a specific manufacturing agreement, then under the CBA for these territories, CCR retains the rights to produce these beverage products and the bottlers will purchase from CCR (or other Company-authorized manufacturing bottlers) substantially all of the related finished products needed in order to service the customers in these territories.
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
In 2016, the Company formed a new National Product Supply System ("NPSS") to facilitate optimal operation of the U.S. product supply system. Under the NPSS, the Company and several of its existing independent producing bottlers administer key national product supply activities for these bottlers. Additionally, we have sold or are in the process of selling certain production facilities from CCR to these independent producing bottlers in exchange for cash.
During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, cash proceeds from these sales totaled $1,017 million, $362 million and $143 million, respectively. Included in the cash proceeds for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 was $279 million, $83 million and $42 million, respectively, from Coca-Cola Bottling Co. Consolidated ("CCBCC"), an equity method investee.
Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized losses of $2,456 million, $1,006 million and $799 million during the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. These losses primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale and were included in the line item other income (loss) — net in our consolidated statements of income. See further discussion of assets and liabilities held for sale below. We expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
During the year ended December 31, 2016, the Company incurred $31 million of expense related to payments made to certain of our unconsolidated bottling partners in order to convert the bottling agreements for their legacy territories and any previously refranchised territories to a single form of CBA with additional requirements. The additional requirements generally include a binding national governance model, mandatory incidence pricing and additional core performance requirements, among other things. As a result of these conversions, the legacy territories and any previously refranchised territories for each of the related bottling partners will be governed under similar CBAs, which will provide consistency across each such bottler's respective territory, and consistency with other U.S. bottlers that have been granted or converted to this form of CBA. The expense related to these payments was included in the line item other income (loss) — net in our consolidated statement of income during the year ended December 31, 2016.

Coca-Cola European Partners
In August 2015, the Company entered into an agreement to combine our German bottling operations with Coca-Cola Enterprises, Inc. ("CCE") and Coca-Cola Iberian Partners, S.A.U., formerly known as Coca-Cola Iberian Partners, S.A. ("CCIP"), to create CCEP. As of December 31, 2015, our German bottling operations were classified as held for sale. On May 28, 2016, the transaction closed and we exchanged our German bottling operations for an 18 percent interest in CCEP. As a result of recording our interest in CCEP at fair value based on its quoted market price, the deconsolidation of our German bottling operations, and the related reversal of its cumulative translation adjustments, we recognized a gain of $1,400 million. This gain was partially offset by a $77 million loss incurred as a result of reclassifying losses related to our net investment hedges of our German bottling operations from AOCI into earnings as well as transaction costs incurred resulting in a net gain of $1,287 million during the year ended December 31, 2016. Refer to Note 15. With the exception of the transaction costs, the net gain was recorded in the line item other income (loss) — net in our consolidated statement of income. The Company accounts for its 18 percent interest in CCEP as an equity method investment based on our equity ownership percentage, our representation on CCEP's Board of Directors, material intercompany transactions and other governance rights.
Keurig Green Mountain, Inc.
In February 2014, the Company purchased newly issued shares in Keurig Green Mountain, Inc. ("Keurig") for $1,265 million, including transaction costs of $14 million. In May 2014, the Company purchased additional shares of Keurig in the market for $302 million, which represented an additional 2 percent equity position in Keurig.
Subsequent to these purchases, the Company entered into an agreement with Credit Suisse Capital LLC ("CS") to purchase additional shares of Keurig which would increase the Company's equity position to a 16 percent interest based on the total number of issued and outstanding shares of Keurig as of May 1, 2014. Under the agreement, the Company was to purchase from CS, on a date selected by CS no later than February 2015, the lesser of (1) 6.5 million shares of Keurig or (2) the number of shares that shall cause our ownership to equal 16 percent. The purchase price per share was the average of the daily volume-weighted average price per share from May 15, 2014, to the date selected by CS, as adjusted in certain circumstances specified in the agreement. CS had exclusive ownership and control over any such shares until delivered to the Company. In February 2015, the Company purchased 6.4 million shares from CS under this agreement for a total purchase price of $830 million. As this agreement qualified as a derivative, we recognized a loss of $58 million in the line item other income (loss) — net in our consolidated statement of income during the year ended December 31, 2015. The Company recognized a cumulative loss of $47 million in the line item other income (loss) — net in our consolidated statement of income over the term of the agreement. The purchases of the shares were included in the line item purchases of investments in our consolidated statement of cash flows, net of any related derivative impact. The Company accounted for the investment in Keurig as an available-for-sale security, which was included in the line item other investments in our consolidated balance sheet.
In March 2016, a JAB Holding Company-led investor group acquired Keurig for $92 per share. The Company received proceeds of $2,380 million, which were recorded in the line item proceeds from disposals of investments in our consolidated statement of cash flows, and recorded a gain of $18 million related to the disposal of our shares of Keurig in the line item other income (loss) — net in our consolidated statement of income during the year ended December 31, 2016.
Coca-Cola Beverages Africa Proprietary Limited
In November 2014, the Company, SABMiller plc and Gutsche Family Investments entered into an agreement to combine bottling operations of each of the parties' nonalcoholic ready-to-drink beverage businesses in Southern and East Africa. In connection with the July 2, 2016 closing of the transaction to form the new bottler, which is called Coca-Cola Beverages Africa Proprietary Limited ("CCBA"), the Company: (1) contributed its South African bottling operations to CCBA, which included certain wholly owned subsidiaries and an equity method investment, (2) paid $150 million in cash, (3) obtained a 12 percent interest in CCBA and a 3 percent interest in CCBA's South African subsidiary and (4) acquired several trademarks that are generally indefinite-lived.
As a result of recording our interests in CCBA and its South African subsidiary at fair value, the deconsolidation of our South African bottling operations, the derecognition of the equity method investment, and the reversal of related cumulative translation adjustments, we recognized a loss of $21 million. The fair values of the equity investments in CCBA and CCBA's South African subsidiary along with the acquired trademarks were determined using income approaches, including discounted cash flow models, and the Company believes the inputs and assumptions used are consistent with those hypothetical marketplace participants would use. The loss recognized resulted primarily from the reversal of the related cumulative translation adjustments. This loss is recorded in the line item other income (loss) — net in our consolidated statement of income during the year ended December 31, 2016.

Through the Company's 12 percent interest in CCBA, the Company is represented by two directors on CCBA's 10-member Board of Directors. Based on the level of equity ownership, the Company’s representation on the Board of Directors, material intercompany transactions and other governance rights, the Company is accounting for its interests in CCBA and CCBA's South African subsidiary as equity method investments.
In October 2016, Anheuser-Busch InBev ("ABI") acquired SABMiller plc, including its controlling interest in CCBA. In December 2016, the Company and ABI reached an agreement regarding the transition of ABI's stake in CCBA for an equity value of $3,150 million, after customary adjustments. The Company has also agreed in principle to acquire ABI's interest in bottling operations in Zambia, Zimbabwe, Botswana, Swaziland, Lesotho, El Salvador and Honduras. The Company will negotiate the terms of this transaction with ABI according to the contractual parameters. The transactions are subject to the relevant regulatory and minority shareholder approvals and are expected to close by the end of 2017. We plan to hold all of these territories temporarily until they can be refranchised to other partners.
Brazilian Bottling Operations
In December 2014, the Company received notification that the owners of the majority interest in a Brazilian bottling operation had exercised their option to acquire from us shares representing a 10 percent interest in the entity's outstanding shares. During the year ended December 31, 2014, we recorded an estimated loss of $32 million as a result of the exercise price being lower than our carrying value of these shares. The transaction closed in January 2015, and the Company recorded an additional loss of $6 million during the year ended December 31, 2015, calculated based on the final option price. As a result of this transaction, the Company's ownership was reduced to 34 percent of the entity’s outstanding shares. The owners of the majority interest have a remaining option to acquire an additional 14 percent interest of the entity's outstanding shares at any time through December 31, 2019, based on an agreed-upon formula.
Assets and Liabilities Held for Sale
North America Refranchising
As of December 31, 2016, the Company had entered into agreements, or otherwise approved plans, to refranchise additional territories in North America. For territories that met the criteria to be classified as held for sale, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company expects that these territories will be refranchised within the next 12 months.
Refranchising of China Bottling Operations
In November 2016, the Company entered into definitive agreements for the sale of the Company-owned bottling operations in China to the two existing franchise bottlers and to sell a related cost method investment to one of the franchise bottlers. Closing is subject to various regulatory approvals and is expected in the first half of 2017. As a result, the Company's bottling operations in China and a related cost method investment met the criteria to be classified as held for sale, which requires us to present the related assets and liabilities as separate line items in our consolidated balance sheet. We were not required to record these assets and liabilities at fair value less any costs to sell because their fair value approximates our carrying value.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidated balance sheets (in millions):

	December 31, 2016		December 31, 2015
Cash, cash equivalents and short-term investments	$49		$143
Trade accounts receivable, less allowances	43		485
Inventories	264		276
Prepaid expenses and other assets	114		83
Equity method investments	1		92
Other investments	42		—
Other assets	17		25
Property, plant and equipment — net	1,780		2,021
Bottlers' franchise rights with indefinite lives	1,388		1,020
Goodwill	390		333
Other intangible assets	51		115
Allowance for reduction of assets held for sale	(1,342)		(693)
Total assets	$2,797	[1]	$3,900	[3]
Accounts payable and accrued expenses	$393		$712
Current maturities of long-term debt	—		12
Accrued income taxes	13		4
Long-term debt	—		74
Other liabilities	1		79
Deferred income taxes	303		252
Total liabilities	$710	[2]	$1,133	[4]

[1]
Consists of total assets relating to North America refranchising of $1,247 million, China bottling operations of $1,533 million and other assets held for sale of $17 million, which are included in the Bottling Investments and Corporate operating segments.

[2]
Consists of total liabilities relating to North America refranchising of $224 million, China bottling operations of $483 million and other liabilities held for sale of $3 million, which are included in the Bottling Investments and Corporate operating segments.

[3]
Consists of total assets relating to CCEP of $2,894 million, North America refranchising of $589 million, CCBA of $398 million and other assets held for sale of $19 million, which are included in the Bottling Investments, Europe, Middle East and Africa and Corporate operating segments.

[4]
Consists of total liabilities relating to CCEP of $924 million, North America refranchising of $123 million and CCBA of $86 million, which are included in the Bottling Investments and Europe, Middle East and Africa operating segments.

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

Trading Securities
As of December 31, 2016 and 2015, our trading securities had a fair value of $384 million and $322 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $39 million, $19 million and $40 million as of December 31, 2016, 2015 and 2014, respectively.
The Company's trading securities were included in the following line items in our consolidated balance sheets (in millions):

December 31,	2016	2015
Marketable securities	$282	$229
Other assets	102	93
Total	$384	$322
Available-for-Sale and Held-to-Maturity Securities
As of December 31, 2016 and 2015, the Company did not have any held-to-maturity securities. Available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
2016
Available-for-sale securities:[1]
Equity securities	$1,252	$425	$(22)	$1,655
Debt securities	4,700	89	(31)	4,758
Total	$5,952	$514	$(53)	$6,413
2015
Available-for-sale securities:[1]
Equity securities	$3,573	$485	$(84)	$3,974
Debt securities	4,593	64	(25)	4,632
Total	$8,166	$549	$(109)	$8,606

[1]	Refer to Note 16 for additional information related to the estimated fair value.
The sale and/or maturity of available-for-sale securities resulted in the following realized activity (in millions):

Year Ended December 31,	2016	2015	2014
Gross gains	$152	$103	$38
Gross losses	(51)	(42)	(21)
Proceeds	11,540	4,043	4,157
In 2016 and 2015, the Company had investments classified as available-for-sale securities in which our cost basis exceeded the fair value of our investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
The Company uses insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which have been classified in the line item other assets in our consolidated balance sheets because the assets are not available to satisfy our current obligations. As of December 31, 2016 and 2015, the Company's available-for-sale securities included solvency capital funds of $985 million and $804 million, respectively.

As of December 31, 2016 and 2015, the Company did not have any held-to-maturity securities. The Company's available-for-sale securities were included in the following line items in our consolidated balance sheets (in millions):

December 31,	2016		2015
Cash and cash equivalents	$682		$361
Marketable securities	3,769		4,040
Other investments	849	[1]	3,280
Other assets	1,113		925
Total	$6,413		$8,606
1 The decline in other investments in 2016 is primarily due to the disposal of our investment in Keurig. Refer to Note 2.
The contractual maturities of these available-for-sale securities as of December 31, 2016 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$1,900	$1,900
After 1 year through 5 years	2,324	2,352
After 5 years through 10 years	176	194
After 10 years	300	312
Equity securities	1,252	1,655
Total	$5,952	$6,413
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of December 31, 2016 and 2015. Our cost method investments had a carrying value of $140 million and $190 million as of December 31, 2016 and 2015, respectively.
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

December 31,	2016	2015
Raw materials and packaging	$1,565	$1,564
Finished goods	844	1,032
Other	266	306
Total inventories	$2,675	$2,902

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
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our consolidated statement of income as the changes in the fair values of the hedged items attributable to the risk being hedged. The changes in the fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in AOCI and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in the fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.
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

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2016	December 31, 2015
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$400	$572
Foreign currency contracts	Other assets	60	246
Commodity contracts	Prepaid expenses and other assets	—	1
Interest rate contracts	Prepaid expenses and other assets	—	20
Interest rate contracts	Other assets	105	62
Total assets		$565	$901
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$40	$51
Foreign currency contracts	Other liabilities	54	75
Commodity contracts	Accounts payable and accrued expenses	1	—
Interest rate contracts	Accounts payable and accrued expenses	36	53
Interest rate contracts	Other liabilities	47	231
Total liabilities		$178	$410

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

[2]	Refer to Note 16 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2016	December 31, 2015
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$284	$105
Foreign currency contracts	Other assets	—	241
Commodity contracts	Prepaid expenses and other assets	27	2
Commodity contracts	Other assets	1	1
Other derivative instruments	Prepaid expenses and other assets	4	17
Other derivative instruments	Other assets	1	3
Total assets		$317	$369
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$60	$59
Foreign currency contracts	Other liabilities	16	9
Commodity contracts	Accounts payable and accrued expenses	16	154
Commodity contracts	Other liabilities	1	19
Interest rate contracts	Accounts payable and accrued expenses	8	—
Interest rate contracts	Other liabilities	1	1
Other derivative instruments	Accounts payable and accrued expenses	2	5
Other derivative instruments	Other liabilities	5	2
Total liabilities		$109	$249

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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program were $6,074 million and $10,383 million as of December 31, 2016 and 2015, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of the foreign currency denominated debt due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. During the year ended December 31, 2015, the Company discontinued the cash flow hedge relationships related to these swaps. Upon discontinuance, the Company recognized a loss of $92 million in other comprehensive income, which will be reclassified from AOCI into interest expense over the remaining life of the debt, a weighted-average period of approximately 10 years. The Company did not discontinue any cash flow hedging relationships during the year ended 2016. The total notional values of derivatives that have been designated as cash flow hedges for the Company's foreign currency denominated debt were $1,851 million and $566 million as of December 31, 2016 and 2015, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $12 million and $8 million as of December 31, 2016 and 2015, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $1,500 million and $3,328 million as of December 31, 2016 and 2015, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the years ended December 31, 2016, 2015 and 2014 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2016
Foreign currency contracts	$69	Net operating revenues	$567	$(3)
Foreign currency contracts	8	Cost of goods sold	35	(1)
Foreign currency contracts	—	Interest expense	(9)	—
Foreign currency contracts	13	Other income (loss) — net	(3)	(3)
Interest rate contracts	(126)	Interest expense	(17)	(2)
Commodity contracts	(1)	Cost of goods sold	(1)	—
Total	$(37)		$572	$(9)
2015
Foreign currency contracts	$949	Net operating revenues	$618	$12
Foreign currency contracts	60	Cost of goods sold	62	—	[2]
Foreign currency contracts	18	Interest expense	(9)	—
Foreign currency contracts	(38)	Other income (loss) — net	(40)	—
Interest rate contracts	(153)	Interest expense	(3)	1
Commodity contracts	(1)	Cost of goods sold	(3)	—
Total	$835		$625	$13
2014
Foreign currency contracts	$973	Net operating revenues	$121	$—	[2]
Foreign currency contracts	50	Cost of goods sold	34	—	[2]
Foreign currency contracts	(218)	Other income (loss) — net	(108)	—
Interest rate contracts	(180)	Interest expense	—	—
Commodity contracts	—	Cost of goods sold	3	—
Total	$625		$50	$—

[1]	The Company records gains and losses reclassified from AOCI into income for the effective portion and ineffective portion, if any, to the same line items in our consolidated statements of income.

[2]	Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of December 31, 2016, the Company estimates that it will reclassify into earnings during the next 12 months net gains of $532 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized into earnings. As of December 31, 2016, such adjustments had cumulatively decreased the carrying value of our long-term debt by $67 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $6,158 million and $7,963 million as of December 31, 2016 and 2015, respectively.

The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $1,163 million and $2,159 million as of December 31, 2016 and 2015, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the years ended December 31, 2016, 2015 and 2014 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
2016
Interest rate contracts	Interest expense	$170
Fixed-rate debt	Interest expense	(152)
Net impact to interest expense		$18
Foreign currency contracts	Other income (loss) — net	$69
Available-for-sale securities	Other income (loss) — net	(73)
Net impact to other income (loss) — net		$(4)
Net impact of fair value hedging instruments		$14
2015
Interest rate contracts	Interest expense	$(172)
Fixed-rate debt	Interest expense	169
Net impact to interest expense		$(3)
Foreign currency contracts	Other income (loss) — net	$110
Available-for-sale securities	Other income (loss) — net	(131)
Net impact to other income (loss) — net		$(21)
Net impact of fair value hedging instruments		$(24)
2014
Interest rate contracts	Interest expense	$18
Fixed-rate debt	Interest expense	11
Net impact to interest expense		$29
Foreign currency contracts	Other income (loss) — net	$132
Available-for-sale securities	Other income (loss) — net	(165)
Net impact to other income (loss) — net		$(33)
Net impact of fair value hedging instruments		$(4)
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and non-derivative financial instruments to protect the value of our net investments in a number of foreign operations. During the years ended December 31, 2016 and 2015, the Company designated a portion of its euro-denominated debt as a hedge of a net investment in our European operations. The change in the carrying value of the designated portion of the euro-denominated debt due to changes in foreign currency exchange rates is recorded in net foreign currency translation adjustment, a component of AOCI. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation adjustment, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of December 31,		Year Ended December 31,
	2016	2015	2016	2015	2014
Foreign currency contracts	$100	$1,347	$(237)	$661	$80
Foreign currency denominated debt	11,113	10,912	304	(24)	—
Total	$11,213	$12,259	$67	$637	$80
The Company reclassified net deferred losses of $77 million related to the deconsolidation of our German bottling operations from AOCI into earnings during the year ended December 31, 2016. The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the years ended December 31, 2015 and 2014. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2016, 2015 and 2014. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statements of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $5,276 million and $3,605 million as of December 31, 2016 and 2015, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $447 million and $893 million as of December 31, 2016 and 2015, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the years ended December 31, 2016, 2015 and 2014 (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Year Ended December 31,
		2016	2015	2014
Foreign currency contracts	Net operating revenues	$(45)	$41	$(6)
Foreign currency contracts	Cost of goods sold	4	3	—
Foreign currency contracts	Other income (loss) — net	(168)	(92)	(85)
Commodity contracts	Net operating revenues	10	(16)	(48)
Commodity contracts	Cost of goods sold	75	(209)	(8)
Commodity contracts	Selling, general and administrative expenses	6	(25)	(79)
Interest rate contracts	Interest expense	(39)	—	—
Other derivative instruments	Selling, general and administrative expenses	16	1	24
Other derivative instruments	Other income (loss) — net	(15)	(37)	39
Total		$(156)	$(334)	$(163)

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
The Company's equity method investments include our ownership interests in Coca-Cola FEMSA, Coca-Cola Hellenic, Coca-Cola Amatil Limited, CCEP and Monster. As of December 31, 2016, we owned approximately 28 percent, 23 percent, 29 percent, 18 percent and 18 percent, respectively, of these companies' outstanding shares. As of December 31, 2016, our investment in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $6,792 million. This difference is not amortized.
A summary of financial information for our equity method investees in the aggregate is as follows (in millions):

Year Ended December 31,[1]	2016	2015	2014
Net operating revenues	$58,054	$47,498	$52,627
Cost of goods sold	34,338	28,749	31,810
Gross profit	$23,716	$18,749	$20,817
Operating income	$5,652	$4,483	$4,489
Consolidated net income	$2,967	$2,299	$2,440
Less: Net income attributable to noncontrolling interests	78	65	74
Net income attributable to common shareowners	$2,889	$2,234	$2,366
Equity income (loss) — net	$835	$489	$769
1 The financial information represents the results of the equity method investees during the Company's period of ownership.

December 31,	2016	2015
Current assets	$19,586	$17,524
Noncurrent assets	58,529	36,498
Total assets	$78,115	$54,022
Current liabilities	$16,125	$11,820
Noncurrent liabilities	25,610	14,467
Total liabilities	$41,735	$26,287
Equity attributable to shareowners of investees	$35,204	$26,854
Equity attributable to noncontrolling interests	1,176	881
Total equity	$36,380	$27,735
Company equity investment	$16,260	$12,318
Net sales to equity method investees, the majority of which are located outside the United States, were $10,495 million, $8,984 million and $10,063 million in 2016, 2015 and 2014, respectively. Total payments, primarily marketing, made to equity method investees were $946 million, $1,380 million and $1,605 million in 2016, 2015 and 2014, respectively. In addition, purchases of beverage products from equity method investees were $1,857 million, $1,131 million and $381 million in 2016, 2015 and 2014, respectively. The increase in purchases of beverage products in 2016 and 2015 is primarily due to purchases from Monster. Refer to Note 2.

If valued at the December 31, 2016 quoted closing prices of shares actively traded on stock markets, the value of our equity method investments in publicly traded bottlers would have exceeded our carrying value by $6,179 million. However, the carrying value of our investment in CCEP exceeded the fair value of the investment as of December 31, 2016 by $462 million. Based on the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge.
Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $1,696 million and $1,399 million as of December 31, 2016 and 2015, respectively. The total amount of dividends received from equity method investees was $386 million, $367 million and $398 million for the years ended December 31, 2016, 2015 and 2014, respectively. The amount of consolidated reinvested earnings that represents undistributed earnings of investments accounted for under the equity method as of December 31, 2016 was $3,839 million.
NOTE 7: PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment (in millions):

December 31,	2016	2015
Land	$589	$717
Buildings and improvements	4,574	4,914
Machinery, equipment and vehicle fleet	16,093	16,723
	21,256	22,354
Less accumulated depreciation	10,621	9,783
Property, plant and equipment — net	$10,635	$12,571
NOTE 8: INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets (in millions):

December 31,	2016	2015
Trademarks	$6,097	$5,989
Bottlers' franchise rights[1,2,3]	3,676	6,000
Goodwill	10,629	11,289
Other	128	164
Indefinite-lived intangible assets	$20,530	$23,442
1 The decrease in 2016 was primarily the result of additional North America bottling territories being refranchised or reclassified as held for sale as well as the Company's China bottling operations being reclassified as held for sale. Refer to Note 2.

[2]
In 2015, the Company acquired rights to distribute Monster products in expanded territories as a result of the Monster Transaction. The carrying values of these rights as of December 31, 2016 and 2015 were $298 million and $640 million, respectively. These distribution rights are governed by an agreement with an initial term of 20 years, after which it will continue to remain in effect unless otherwise terminated by either party, and there are no future costs of renewal. The Company anticipates that these assets will be used indefinitely. The decrease in 2016 is related to North America refranchising. Refer to Note 2.

3 The Company has agreements with Dr Pepper Snapple Group, Inc. ("DPSG") to distribute Dr Pepper trademark brands in the United States, Canada Dry in the Northeastern United States, and Canada Dry and C' Plus in Canada. As of December 31, 2016, the agreements have remaining terms of 14 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements, and there are no significant costs to renew the agreements. The Company anticipates that these assets will be used indefinitely. The carrying values of these rights as of December 31, 2016 and 2015 were $576 million and $652 million, respectively. The decrease in 2016 is related to North America refranchising. Refer to Note 2.

The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Total
2015
Balance at beginning of year	$746	$147	$8,568	$131	$2,508	$12,100
Effect of foreign currency translation	(105)	(24)	—	2	(37)	(164)
Acquisitions[1]	—	—	26	—	1	27
Adjustments related to the finalization of purchase accounting[1]	—	—	—	—	4	4
Impairment	—	—	—	—	(4)	(4)
Divestitures, deconsolidations and other[1]	(3)	—	(283)	—	(388)	(674)
Balance at end of year	$638	$123	$8,311	$133	$2,084	$11,289
2016
Balance at beginning of year	$638	$123	$8,311	$133	$2,084	$11,289
Effect of foreign currency translation	(10)	(6)	—	(11)	(6)	(33)
Acquisitions[1]	—	—	—	6	—	6
Adjustments related to the finalization of purchase accounting[1]	—	—	10	—	—	10
Impairment	—	—	—	—	(10)	(10)
Divestitures, deconsolidations and other[1,2]	—	—	—	—	(633)	(633)
Balance at end of year	$628	$117	$8,321	$128	$1,435	$10,629

[1]	Refer to Note 2 for information related to the Company's acquisitions and divestitures.

[2]
The 2016 decrease in the Bottling Investments segment was primarily a result of additional North America bottling territories being refranchised or reclassified as held for sale as well as the Company's China bottling operations being reclassified as held for sale. Refer to Note 2.

Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets (in millions):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships[1]	$392	$(185)	$207	$493	$(199)	$294
Bottlers' franchise rights[1]	487	(381)	106	604	(412)	192
Trademarks	228	(64)	164	211	(44)	167
Other[2]	179	(58)	121	97	(60)	37
Total	$1,286	$(688)	$598	$1,405	$(715)	$690

[1]	The decrease in 2016 was primarily due to the derecognition of intangible assets as a result of the North America refranchising. Refer to Note 2.

[2]	The increase in 2016 related to our acquisition of China Green.
Total amortization expense for intangible assets subject to amortization was $139 million, $156 million and $168 million in 2016, 2015 and 2014, respectively.

Based on the carrying value of definite-lived intangible assets as of December 31, 2016, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense
2017	$111
2018	65
2019	63
2020	57
2021	48
NOTE 9: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2016	2015
Accrued marketing	$2,186	$2,186
Trade accounts payable	2,682	2,795
Other accrued expenses	2,593	2,430
Accrued compensation	857	936
Deferred tax liabilities	692	743
Sales, payroll and other taxes	372	444
Container deposits	108	126
Accounts payable and accrued expenses	$9,490	$9,660
NOTE 10: DEBT AND BORROWING ARRANGEMENTS
Short-Term Borrowings
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2016 and 2015, we had $12,330 million and $13,035 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 0.8 percent and 0.5 percent per year as of December 31, 2016 and 2015, respectively. In addition, we had $9,598 million in lines of credit and other short-term credit facilities as of December 31, 2016. The Company's total lines of credit included $168 million that was outstanding and primarily related to our international operations.
Included in the credit facilities discussed above, the Company had $8,170 million in lines of credit for general corporate purposes. These backup lines of credit expire at various times from 2017 through 2022. There were no borrowings under these backup lines of credit during 2016. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.

Long-Term Debt
During 2016, the Company issued Australian dollar-, euro- and U.S. dollar-denominated debt of AUD1,000 million, €500 million and $3,725 million, respectively. The carrying value of this debt as of December 31, 2016 was $4,971 million. The general terms of the notes issued are as follows:

•	AUD450 million total principal amount of notes due June 9, 2020, at a fixed interest rate of 2.60 percent;

•	AUD550 million total principal amount of notes due June 11, 2024, at a fixed interest rate of 3.25 percent;

•	$225 million total principal amount of notes due November 16, 2017, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 0.05 percent;

•	$1,000 million total principal amount of notes due May 30, 2019, at a fixed interest rate of 1.375 percent;

•	$1,000 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 1.55 percent;

•	$500 million total principal amount of notes due June 1, 2026, at a fixed interest rate of 2.55 percent;

•	$1,000 million total principal amount of notes due September 1, 2026, at a fixed interest rate of 2.25 percent; and

•	€500 million total principal amount of notes due September 2, 2036, at a fixed interest rate of 1.10 percent.
During 2016, the Company retired upon maturity $1,654 million total principal amount of notes due September 1, 2016, at a fixed interest rate of 1.80 percent, $500 million total principal amount of notes due November 1, 2016 at a fixed interest rate of 0.75 percent and $500 million total principal amount of notes due November 1, 2016 at a variable interest rate equal to the three-month LIBOR plus 0.10 percent.
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
During 2015, the Company retired $3,500 million of long-term debt upon maturity. The Company also extinguished $2,039 million of long-term debt prior to maturity, incurring associated charges of $320 million recorded in the line item interest expense in our consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. The general terms of the notes that were extinguished were as follows:

•	$1,148 million total principal amount of notes due November 15, 2017, at a fixed interest rate of 5.35 percent; and

•	$891 million total principal amount of notes due March 15, 2019, at a fixed interest rate of 4.875 percent.

During 2014, the Company issued $3,537 million of long-term debt. The general terms of the notes issued are as follows:

•	$1,000 million total principal amount of notes due September 1, 2015, at a variable interest rate equal to the three-month LIBOR plus 0.01 percent;

•	$1,015 million total principal amount of euro notes due September 22, 2022, at a fixed interest rate of 1.125 percent; and

•	$1,522 million total principal amount of euro notes due September 22, 2026, at a fixed interest rate of 1.875 percent.
During 2014, the Company retired $1,000 million of long-term debt upon maturity.
The Company's long-term debt consisted of the following (in millions, except average rate data):

	December 31, 2016		December 31, 2015
	Amount	Average Rate [1]	Amount	Average Rate[1]
U.S. dollar notes due 2017–2093	$16,922	2.0%	$15,853	2.1%
U.S. dollar debentures due 2017–2098	2,111	4.1	2,122	3.9
U.S. dollar zero coupon notes due 2020[2]	153	8.4	148	8.4
Australian dollar notes due 2020–2024	741	1.2	—	N/A
Euro notes due 2017–2036[3]	11,567	0.7	11,318	0.7
Swiss franc notes due 2017–2028[3]	1,304	2.5	1,286	0.9
Other, due through 2098[4]	316	3.5	307	4.2
Fair value adjustment[5]	97	N/A	(47)	N/A
Total[6,7]	33,211	1.7%	30,987	1.7%
Less current portion	3,527		2,676
Long-term debt	$29,684		$28,311

[1]
These rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effects of interest rate swap agreements, cross-currency swap agreements and fair value adjustments, if applicable. Refer to Note 5 for a more detailed discussion on interest rate management.

[2]	This amount is shown net of unamortized discounts of $18 million and $23 million as of December 31, 2016 and 2015, respectively.

[3]	This amount includes adjustments recorded due to changes in foreign currency exchange rates.

[4]	As of December 31, 2016, the amount shown includes $170 million of debt instruments that are due through 2031.

[5]	Amount represents changes in fair value due to changes in benchmark interest rates. Refer to Note 5 for additional information about our fair value hedging strategy.

[6]
As of December 31, 2016 and 2015, the fair value of our long-term debt, including the current portion, was $33,752 million and $31,308 million, respectively. The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments.

[7]	The above notes and debentures include various restrictions, none of which is presently significant to our Company.
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from Coca-Cola Enterprises Inc.'s ("Old CCE") former North America business in 2010 of $361 million and $411 million as of December 31, 2016 and 2015, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2016, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 21 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Total interest paid was $663 million, $515 million and $498 million in 2016, 2015 and 2014, respectively.

Maturities of long-term debt for the five years succeeding December 31, 2016, are as follows (in millions):

Maturities of Long-Term Debt
2017	$3,527
2018	3,301
2019	3,241
2020	4,302
2021	2,318
NOTE 11: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2016, we were contingently liable for guarantees of indebtedness owed by third parties of $587 million, of which $247 million was related to VIEs. Refer to Note 1 for additional information related to the Company's maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. A trial date has been set for March 5, 2018. The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of its tax reserves. The Company believes that the final adjudication of this matter will not have a material impact on its consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest and any potential penalties could have a material adverse impact on the Company's financial position, results of operations and cash flows.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. The Company's self-insurance reserves totaled $527 million and $560 million as of December 31, 2016 and 2015, respectively.
Workforce (Unaudited)
We refer to our employees as "associates." As of December 31, 2016, our Company had approximately 100,300 associates, of which approximately 51,000 associates were located in the United States. Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2016, approximately 16,300 associates, excluding seasonal hires, in North America were covered by collective bargaining agreements. These agreements typically have terms of three years to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire. The Company believes that its relations with its associates are generally satisfactory.
Operating Leases
The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2016 (in millions):

Year Ended December 31,	Operating Lease Payments
2017	$176
2018	98
2019	78
2020	64
2021	54
Thereafter	213
Total minimum operating lease payments[1]	$683

[1]	Income associated with sublease arrangements is not significant.

NOTE 12: STOCK-BASED COMPENSATION PLANS
Our Company grants awards under its stock-based compensation plans to certain employees of the Company. Total stock-based compensation expense was $258 million, $236 million and $209 million in 2016, 2015 and 2014, respectively, and was included as a component of selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in our consolidated statements of income related to awards under these plans was $71 million, $65 million and $57 million in 2016, 2015 and 2014, respectively. Beginning in 2015, certain employees who had previously been eligible for long-term equity awards received long-term performance cash awards. Employees who receive these performance cash awards do not receive equity awards as part of the long-term incentive program.
As of December 31, 2016, we had $267 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.5 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
The Coca-Cola Company 2014 Equity Plan ("2014 Equity Plan") was approved by shareowners in April 2014. Under the 2014 Equity Plan, a maximum of 500 million shares of our common stock was approved to be issued, through the grant of equity awards, to certain employees. The 2014 Equity Plan allows for grants of stock options, performance share units, restricted stock units, restricted stock and other specified award types including cash awards with performance-based vesting criteria. Beginning in 2015, the 2014 Equity Plan was the primary plan in use for equity awards and performance cash awards. There were no grants made from the 2014 Equity Plan prior to 2015. As of December 31, 2016, there were 448.3 million shares available to be granted under the 2014 Equity Plan. In addition to the 2014 Equity Plan, there were 2.7 million shares available to be granted under stock option plans approved by shareowners in 1999 and 2008 and 0.2 million shares available to be granted under a restricted stock award plan approved by shareowners in 1989.
Stock Option Awards
Stock options have generally been granted with an exercise price equal to the average of the high and low market prices per share for the Company's stock on the date of grant. The fair value of each stock option award is estimated using a Black-Scholes-Merton option-pricing model and is amortized over the vesting period, generally four years. The weighted-average fair value of stock options granted during the past three years and the weighted-average assumptions used in the Black-Scholes-Merton option-pricing model for such grants were as follows:

	2016	2015	2014
Fair value of stock options at grant date	$4.17	$4.38	$3.91
Dividend yield[1]	3.2%	3.1%	2.7%
Expected volatility[2]	16.0%	16.0%	16.0%
Risk-free interest rate[3]	1.5%	1.8%	1.6%
Expected term of the stock options[4]	6 years	6 years	5 years

[1]	The dividend yield is the calculated yield on the Company's stock at the time of the grant.

[2]	Expected volatility is based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock and other factors.

[3]	The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

[4]	The expected term of the stock options represents the period of time that options granted are expected to be outstanding and is derived by analyzing historical exercise behavior.
Generally, stock options granted from 1999 through July 2003 expire 15 years from the date of grant, and stock options granted in December 2003 and thereafter expire 10 years from the date of grant. The shares of common stock to be issued and/or sold upon exercise of stock options are made available from either authorized and unissued Company common stock or from the Company's treasury shares. In 2007, the Company began issuing common stock under its stock-based compensation plans from the Company's treasury shares.

Stock option activity for all plans for the year ended December 31, 2016, was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2016	266	$32.51
Granted	9	43.52
Exercised	(50)	28.68
Forfeited/expired	(5)	37.18
Outstanding on December 31, 2016[1]	220	$33.70	5.11 years	$1,731
Expected to vest	219	$33.66	5.09 years	$1,730
Exercisable on December 31, 2016	166	$31.96	4.36 years	$1,580

[1]
Includes 0.7 million stock option replacement awards in connection with our acquisition of Old CCE's North America business in 2010. These options had a weighted-average exercise price of $15.50 and generally vest over 3 years and expire 10 years from the original date of grant.

The total intrinsic value of the stock options exercised was $787 million, $594 million and $894 million in 2016, 2015 and 2014, respectively. The total shares exercised were 50 million, 44 million and 58 million in 2016, 2015 and 2014, respectively.
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
Performance share units generally do not entitle participants to vote or receive dividends. For most performance share units granted beginning in 2014, the Company includes a relative TSR modifier to determine the number of shares earned at the end of the performance period. For these awards, the number of shares earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company's total shareowner return over the performance period relative to a predefined compensation comparator group of companies falls outside of a defined range. The fair value of performance share units that include the TSR modifier is determined using a Monte Carlo valuation model. For the remaining awards that do not include the TSR modifier, the fair value of the performance share units is the quoted market value of the Company's stock on the grant date less the present value of the expected dividends not received during the relevant period.
In the period it becomes probable that the minimum performance criteria specified in the award will be achieved, we recognize expense for the proportionate share of the total fair value of the performance share units related to the vesting period that has already lapsed for the shares expected to vest and be released. The remaining fair value of the shares expected to vest and be released is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that we will achieve the minimum performance criteria specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made.
Performance share units are generally settled in stock, except for certain circumstances such as death or disability, in which case former employees or their beneficiaries are provided a cash equivalent payment. As of December 31, 2016, performance share units of 4,830,000, 1,640,000 and 3,303,000 were outstanding for the 2014–2016, 2015–2017 and 2016–2018 performance periods, respectively, based on the target award amounts in the performance share unit agreements.

The following table summarizes information about performance share units based on the target award amounts in the performance share unit agreements:

	Performance Share Units (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2016[1]	12,196	$33.30
Granted	3,502	39.70
Paid in cash equivalent	(53)	36.84
Canceled/forfeited	(5,872)	32.96
Outstanding on December 31, 2016[1,2]	9,773	$35.77

[1]
Includes 70 percent of the total 2015 award. The remaining 30 percent of the 2015 award contained metrics that cannot be fully defined until 2017; therefore, these awards are not considered granted until all of the metrics are established.

[2]	The outstanding performance share units as of December 31, 2016, at the threshold award and maximum award levels were 3.1 million and 18.3 million, respectively.
The weighted-average grant date fair value of performance share units granted was $39.70 in 2016, $37.99 in 2015 and $32.33 in 2014. The Company did not convert any performance share units into cash equivalent payments in 2015. The Company converted performance share units of 52,545 in 2016 and 5,403 in 2014 to cash equivalent payments of $1.9 million and $0.2 million, respectively, to former employees or their beneficiaries due to certain events such as death or disability.
The total intrinsic value of restricted shares that were vested and released was less than $1 million, $5 million and $255 million in 2016, 2015 and 2014, respectively. The total restricted share units vested and released were 7,101 in 2016, 130,017 in 2015 and 6,773,934 in 2014.
Time-Based Restricted Stock and Restricted Stock Unit Awards
Prior to the release date, time-based restricted stock and restricted stock units granted from the 2014 Equity Plan do not entitle participants to vote or receive dividends and will be forfeited in the event of the recipient's termination of employment, except for reasons such as death or disability. Certain other time-based restricted stock awards entitle participants to vote and receive dividends, while for certain other time-based restricted stock units, participants may receive payment of dividend equivalents but are not allowed to vote. The fair value of the restricted stock and restricted stock units expected to vest and be released is expensed on a straight-line basis over the vesting period. As of December 31, 2016, the Company had outstanding nonvested time-based restricted stock, including restricted stock units, of 770,244, most of which do not pay dividends or have voting rights.
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
We refer to the funded defined benefit pension plan in the United States that is not associated with collective bargaining organizations as the "primary U.S. plan." As of December 31, 2016, the primary U.S. plan represented 58 percent and 61 percent of the Company's consolidated projected benefit obligation and pension assets, respectively.

Obligations and Funded Status
The following table sets forth the changes in benefit obligations and the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
Year Ended December 31,	2016	2015	2016	2015
Benefit obligation at beginning of year[1]	$9,159	$10,346	$940	$1,006
Service cost	239	265	22	27
Interest cost	319	379	31	37
Foreign currency exchange rate changes	(38)	(309)	(2)	(14)
Amendments	17	6	(4)	(10)
Actuarial loss (gain)	441	(479)	20	(54)
Benefits paid[2]	(346)	(353)	(64)	(59)
Business combinations	—	1	—	—
Divestitures[3]	(16)	(218)	(2)	—
Settlements[4]	(384)	(499)	—	—
Special termination benefits	37	21	2	2
Other	—	(1)	19	5
Benefit obligation at end of year[1]	$9,428	$9,159	$962	$940
Fair value of plan assets at beginning of year	$7,689	$8,902	$245	$246
Actual return on plan assets	690	(44)	8	(3)
Employer contributions	718	121	—	—
Foreign currency exchange rate changes	(70)	(322)	—	—
Benefits paid	(270)	(270)	(3)	(3)
Divestitures[3]	(16)	(206)	—	—
Settlements[4]	(374)	(486)	—	—
Other	4	(6)	5	5
Fair value of plan assets at end of year	$8,371	$7,689	$255	$245
Net liability recognized	$(1,057)	$(1,470)	$(707)	$(695)

[1]
For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $9,141 million and $8,868 million as of December 31, 2016 and 2015, respectively.

[2]
Benefits paid to pension plan participants during 2016 and 2015 included $76 million and $83 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. Benefits paid to participants of other benefit plans during 2016 and 2015 included $61 million and $56 million, respectively, that were paid from Company assets.

[3]
Divestitures are primarily related to the deconsolidation of the Company's German bottling operations in May 2016. These operations were classified as held for sale as of December 31, 2015. Refer to Note 2.

[4]	Settlements are primarily related to the Company's North America refranchising and productivity, restructuring and integration initiatives. Refer to Note 2 and Note 18.
Pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2016	2015	2016	2015
Noncurrent asset	$572	$454	$—	$—
Current liability	(71)	(72)	(23)	(21)
Long-term liability	(1,558)	(1,852)	(684)	(674)
Net liability recognized	$(1,057)	$(1,470)	$(707)	$(695)

Certain of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2016	2015
Projected benefit obligation	$7,907	$7,767
Fair value of plan assets	6,303	5,865
Certain of our pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2016	2015
Accumulated benefit obligation	$7,668	$7,537
Fair value of plan assets	6,257	5,846
Pension Plan Assets
The following table presents total assets for our U.S. and non-U.S. pension plans (in millions):

	U.S. Plans		Non-U.S. Plans
December 31,	2016	2015	2016	2015
Cash and cash equivalents	$229	$222	$173	$54
Equity securities:
U.S.-based companies	1,208	1,118	619	445
International-based companies	451	398	488	419
Fixed-income securities:
Government bonds	395	442	131	295
Corporate bonds and debt securities	854	1,037	142	136
Mutual, pooled and commingled funds[1]	693	713	440	410
Hedge funds/limited partnerships	1,172	723	41	41
Real estate	521	462	2	2
Other	538	513	274	259
Total pension plan assets[2]	$6,061	$5,628	$2,310	$2,061

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

Investment Strategy for U.S. Pension Plans
The Company utilizes the services of investment managers to actively manage the assets of our U.S. pension plans. We have established asset allocation targets and investment guidelines with each investment manager. Our asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the plans. Selection of the targeted asset allocation for U.S. plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Our target allocation is a mix of 42 percent equity investments, 30 percent fixed-income investments and 28 percent alternative investments. We believe this target allocation will enable us to achieve the following long-term investment objectives:

(1)	optimize the long-term return on plan assets at an acceptable level of risk;

(2)	maintain a broad diversification across asset classes and among investment managers; and

(3)	maintain careful control of the risk level within each asset class.
The guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Additionally, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2016, no investment manager was responsible for more than 7 percent of total U.S. plan assets.
Our target allocation of 42 percent equity investments is composed of 60 percent global equities, 16 percent emerging market equities and 24 percent domestic small- and mid-cap equities. Optimal returns through our investments in global equities are achieved through security selection as well as country and sector diversification. Investments in the common stock of our Company accounted for approximately 5 percent of our total global equities and approximately 2 percent of total U.S. plan assets. Our investments in global equities are intended to provide diversified exposure to both U.S. and non-U.S. equity markets. Our investments in both emerging market equities and domestic small- and mid-cap equities may experience large swings in their market value on a periodic basis. Our investments in these asset classes are selected based on capital appreciation potential.
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
Investment Strategy for Non-U.S. Pension Plans
As of December 31, 2016, the long-term target allocation for 73 percent of our international subsidiaries' pension plan assets, primarily certain of our European and Canadian plans, is 60 percent equity securities; 25 percent fixed-income securities; and 15 percent other investments. The actual allocation for the remaining 27 percent of the Company's international subsidiaries' plan assets consisted of 55 percent mutual, pooled and commingled funds; 1 percent equity securities; 3 percent fixed-income securities; and 41 percent other investments. The investment strategies for our international subsidiaries' plans differ greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.

Other Postretirement Benefit Plan Assets
Plan assets associated with other postretirement benefits primarily represent funding of one of the U.S. postretirement benefit plans through a U.S. Voluntary Employee Beneficiary Association ("VEBA"), a tax-qualified trust. The VEBA assets are primarily invested in liquid assets due to the level and timing of expected future benefit payments.
The following table presents total assets for our other postretirement benefit plans (in millions):

December 31,	2016	2015
Cash and cash equivalents	$2	$8
Equity securities:
U.S.-based companies	116	116
International-based companies	8	6
Fixed-income securities:
Government bonds	3	80
Corporate bonds and debt securities	6	8
Mutual, pooled and commingled funds	103	15
Hedge funds/limited partnerships	9	5
Real estate	4	3
Other	4	4
Total other postretirement benefit plan assets[1]	$255	$245

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

Components of Net Periodic Benefit Cost
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits			Other Benefits
Year Ended December 31,	2016	2015	2014	2016	2015	2014
Service cost	$239	$265	$261	$22	$27	$26
Interest cost	319	379	406	31	37	43
Expected return on plan assets[1]	(653)	(705)	(713)	(11)	(11)	(11)
Amortization of prior service cost (credit)	(2)	(2)	(2)	(19)	(19)	(17)
Amortization of actuarial loss[2]	183	199	73	7	10	2
Net periodic benefit cost	86	136	25	30	44	43
Settlement charge[3]	118	149	4	—	—	—
Special termination benefits[3]	37	20	5	1	2	—
Other	(3)	—	—	23	—	—
Total cost recognized in statements of income	$238	$305	$34	$54	$46	$43

[1]	The Company has elected to use the actual fair value of plan assets as the market-related value of assets in the determination of the expected return on plan assets.

[2]
Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10 percent of the greater of the benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the plan participants.

[3]
The settlement charge and special termination benefits are primarily related to the Company's North America refranchising and productivity, restructuring and integration initiatives. Refer to Note 2 and Note 18.

The following table sets forth the changes in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
Year Ended December 31,	2016	2015	2016		2015
Balance in AOCI at beginning of year	$(2,907)	$(3,069)	$(26)		$(67)
Recognized prior service cost (credit)	(2)	(2)	(28)	[2]	(19)
Recognized net actuarial loss (gain)	301	348	7		10
Prior service credit (cost) arising in current year	(17)	(6)	4		10
Net actuarial (loss) gain arising in current year	(404)	(270)	(6)	[2]	40
Impact of divestitures[1]	64	—	—		—
Foreign currency translation gain (loss)	33	92	1		—
Balance in AOCI at end of year	$(2,932)	$(2,907)	$(48)		$(26)

[1]	Related to the deconsolidation of our German bottling operations. Refer to Note 2.

[2]	Includes $9 million of recognized prior service credit and $17 million of actuarial gains arising in the current year due to the impact of curtailments.
The following table sets forth amounts in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2016	2015	2016	2015
Prior service credit (cost)	$(14)	$3	$69	$93
Net actuarial loss	(2,918)	(2,910)	(117)	(119)
Balance in AOCI at end of year	$(2,932)	$(2,907)	$(48)	$(26)
Amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2017 are as follows (in millions, pretax):

	Pension Benefits	Other Benefits
Amortization of prior service cost (credit)	$—	$(20)
Amortization of actuarial loss	178	8
Total	$178	$(12)
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2016	2015	2016	2015
Discount rate	4.00%	4.25%	4.00%	4.25%
Rate of increase in compensation levels	3.75%	3.50%	N/A	N/A
Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
Year Ended December 31,	2016	2015	2014	2016	2015	2014
Discount rate	4.25%	3.75%	4.75%	4.25%	3.75%	4.75%
Rate of increase in compensation levels	3.50%	3.50%	3.50%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	4.75%	4.75%	4.75%

The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2016 net periodic pension cost for the U.S. plans was 8.25 percent. As of December 31, 2016, the 5-year, 10-year and 15-year annualized return on plan assets for the primary U.S. plan was 8.7 percent, 4.9 percent and 6.9 percent, respectively. The annualized return since inception was 10.6 percent.
The assumed health care cost trend rates are as follows:

December 31,	2016	2015
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021
The Company's U.S. postretirement benefit plans are primarily defined dollar benefit plans that limit the effects of medical inflation because the plans have established dollar limits for determining our contributions. As a result, the effect of a 1 percentage point change in the assumed health care cost trend rate would not be significant to the Company.
The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. Rates for U.S. and certain non-U.S. plans at December 31, 2016, were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For other non-U.S. plans, we base the discount rate on comparable indices within each of the countries. The rate of compensation increase assumption is determined by the Company based upon annual reviews. We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.
Effective January 1, 2016, for benefit plans using the yield curve approach, the Company changed the method used to calculate the service cost and interest cost components of net periodic benefit cost for pension and other postretirement benefit plans and is measuring these components by applying the specific spot rates along the yield curve to the plans' projected cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and the corresponding spot rates. The change did not affect the measurement of the Company's pension and other postretirement benefit obligations for those plans and was accounted for as a change in accounting estimate, which is applied prospectively.
Cash Flows
Our estimated future benefit payments for funded and unfunded plans are as follows (in millions):

Year Ended December 31,	2017	2018	2019	2020	2021	2022–2026
Pension benefit payments	$574	$496	$521	$536	$549	$2,906
Other benefit payments[1]	65	66	67	67	67	323
Total estimated benefit payments	$639	$562	$588	$603	$616	$3,229

[1]
The expected benefit payments for our other postretirement benefit plans are net of estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to be $4 million for the period 2017–2021, and $3 million for the period 2022–2026.

The Company anticipates making pension contributions in 2017 of $106 million, the majority of which will be allocated to our international plans. The majority of these contributions are discretionary.
Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the largest U.S. defined contribution plan, we match participants' contributions up to a maximum of 3.5 percent of compensation, subject to certain limitations. Company costs related to the U.S. plans were $82 million, $94 million and $92 million in 2016, 2015 and 2014, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company costs associated with those plans were $37 million, $35 million and $36 million in 2016, 2015 and 2014, respectively.

Multi-Employer Pension Plans
As a result of our acquisition of Old CCE's North America business in 2010, the Company now participates in various multi-employer pension plans in the United States. Multi-employer pension plans are designed to cover employees from multiple employers and are typically established under collective bargaining agreements. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan.
Multi-employer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions.
The Company's expense for U.S. multi-employer pension plans totaled $41 million, $40 million and $38 million in 2016, 2015 and 2014, respectively. The plans we currently participate in have contractual arrangements that extend into 2021. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we currently participate, we would need to record the appropriate withdrawal liabilities at that time.
NOTE 14: INCOME TAXES
Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2016		2015	2014
United States	$113	[1]	$1,801	$1,567
International	8,023		7,804	7,758
Total	$8,136		$9,605	$9,325
1 Includes $2,456 million in charges related to refranchising certain bottling territories in North America. Refer to Note 2.
Income tax expense consisted of the following for the years ended December 31, 2016, 2015 and 2014 (in millions):

	United States		State and Local	International	Total
2016
Current	$1,147		$113	$1,182	$2,442
Deferred	(838)	[1]	(91)	73	(856)
2015
Current	$711		$69	$1,386	$2,166
Deferred	120		45	(92)	73
2014
Current	$867		$81	$1,293	$2,241
Deferred	(97)		(21)	78	(40)
1 Includes the benefit from charges related to refranchising certain bottling territories in North America. Refer to Note 2.
We made income tax payments of $1,554 million, $2,357 million and $1,926 million in 2016, 2015 and 2014, respectively.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2016		2015		2014
Statutory U.S. federal tax rate	35.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	1.2		1.2		1.0
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(17.5)	[1,2,3]	(12.7)	[9]	(11.5)	[14,15]
Equity income or loss	(3.0)	[4]	(1.7)	[10]	(2.2)
Other operating charges	1.4	[5,6]	1.2	[11,12]	2.9	[16,17]
Other — net	2.4	[7,8]	0.3	[13]	(1.6)
Effective tax rate	19.5%		23.3%		23.6%

[1]
Includes a pretax charge of $72 million (or a 0.3 percent impact on our effective tax rate) related to charges resulting from remeasuring our net monetary assets denominated in Egyptian pounds. Refer to Note 17.

[2]
Includes a tax benefit of $68 million (or a 0.8 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions as well as tax settlements with various international jurisdictions.

[3]
Includes a tax charge of $189 million related to a pretax gain of $1,323 million (or a 3.4 percent impact on our effective tax rate) related to the deconsolidation of our German bottling operations and a net pretax gain of $18 million related to the disposal of our investment in Keurig, partially offset by a pretax loss of $21 million related to the deconsolidation of our South African bottling operations. This charge also includes the tax impact resulting from the accrual of tax on temporary differences related to the investment in foreign subsidiaries that are now expected to reverse in the foreseeable future. Refer to Note 2.

[4]
Includes an $11 million tax benefit on a pretax charge of $61 million (or a 0.1 percent impact on our effective tax rate) related to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17.

[5]
Includes a tax benefit of $74 million on pretax charges of $309 million (or a 0.4 percent impact on our effective tax rate) which primarily included $200 million in cash contributions to The Coca-Cola Foundation, a $76 million charge due to the write-down we recorded related to receivables from our bottling partner in Venezuela and a $32 million charge due to tax litigation expense. Refer to Note 17.

[6]
Includes a tax benefit of $338 million on pretax charges of $1,201 million (or a 1.0 percent impact on our effective tax rate) primarily related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18.

[7]
Includes a tax expense of $157 million (or a 1.9 percent impact on our effective tax rate) primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties in certain domestic jurisdictions.

[8]
Includes a tax expense of $753 million primarily on pretax charges of $2,456 million (or a 1.4 percent impact on our effective tax rate) related to the refranchising of certain bottling territories in North America. Refer to Note 2.

[9]
Includes a pretax charge of $27 million (or a 0.1 percent impact on our effective tax rate) due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SIMADI exchange rate. Refer to Note 1 and Note 17.

[10]
Includes a tax benefit of $5 million on a pretax charge of $87 million (or a 0.3 percent impact on our effective tax rate) related to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17.

[11]
Includes a tax benefit of $45 million on a pretax charge of $225 million (or a 0.3 percent impact on our effective tax rate) primarily due to an impairment of a Venezuelan trademark, a write-down of receivables from our bottling partner in Venezuela, a cash contribution to The Coca-Cola Foundation and charges associated with ongoing tax litigation. Refer to Note 1 and Note 17.

[12]
Includes a tax benefit of $259 million on pretax charges of $983 million (or a 0.9 percent impact on our effective tax rate) primarily related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18.

[13]
Includes tax expense of $150 million on pretax income of $77 million (or a 1.3 percent impact on our effective tax rate) primarily due to the gain related to the Monster Transaction, offset by charges related to the refranchising of certain bottling territories in North America and charges associated with the early extinguishment of long-term debt. Refer to Note 2 and Note 17.

[14]
Includes tax expense of $6 million on a pretax net charge of $372 million (or a 1.5 percent impact on our effective tax rate) due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SICAD 2 exchange rate. Refer to Note 1.

[15]
Includes tax expense of $18 million (or a 0.2 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[16]
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

[17]
Includes a tax benefit of $191 million on pretax charges of $809 million (or a 1.0 percent impact on our effective tax rate) primarily related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18.

Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35.0 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2017 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $105 million, $223 million and $265 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
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
As of December 31, 2016, the gross amount of unrecognized tax benefits was $302 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $179 million, exclusive of any benefits related to interest and penalties. The remaining $123 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2016		2015	2014
Beginning balance of unrecognized tax benefits	$168		$211	$230
Increase related to prior period tax positions	163	[1]	4	13
Decrease related to prior period tax positions	—		(9)	(2)
Increase related to current period tax positions	17		5	11
Decrease related to settlements with taxing authorities	(40)	[1]	(5)	(5)
Decrease due to lapse of the applicable statute of limitations	—		(23)	(32)
Increase (decrease) due to effect of foreign currency exchange rate changes	(6)		(15)	(4)
Ending balance of unrecognized tax benefits	$302		$168	$211

[1]
The increase is primarily related to a change in judgment about one of the Company’s tax positions as a result of receiving notification of a preliminary settlement of a Competent Authority matter with a foreign jurisdiction, a portion of which became certain later in the year. This change in position did not have a material impact on the Company's consolidated statement of income during the year ended December 31, 2016, as it was partially offset by refunds to be received from the foreign jurisdiction.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $142 million, $111 million and $113 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2016, 2015 and 2014, respectively. Of these amounts, $31 million and $8 million of expense were recognized through income tax expense in 2016 and 2014, respectively. An insignificant amount of interest and penalties were recognized through income tax expense for the year ended December 31, 2015. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
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

As of December 31, 2016, indefinitely reinvested earnings of the Company's foreign subsidiaries amounted to $35.5 billion. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.
The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in millions):

December 31,	2016	2015
Deferred tax assets:
Property, plant and equipment	$144	$192
Trademarks and other intangible assets	114	68
Equity method investments (including foreign currency translation adjustment)	684	694
Derivative financial instruments	193	161
Other liabilities	1,141	1,056
Benefit plans	1,599	1,541
Net operating/capital loss carryforwards	461	413
Other	135	175
Gross deferred tax assets	4,471	4,300
Valuation allowances	(530)	(477)
Total deferred tax assets[1,2]	$3,941	$3,823
Deferred tax liabilities:
Property, plant and equipment	$(1,176)	$(1,887)
Trademarks and other intangible assets	(2,694)	(3,422)
Equity method investments (including foreign currency translation adjustment)	(1,718)	(1,441)
Derivative financial instruments	(1,121)	(687)
Other liabilities	(149)	(216)
Benefit plans	(487)	(367)
Other	(635)	(726)
Total deferred tax liabilities[3]	(7,980)	(8,746)
Net deferred tax liabilities	$(4,039)	$(4,923)

[1]
Current deferred tax assets of $80 million and $151 million were included in the line item prepaid expenses and other assets in our consolidated balance sheets as of December 31, 2016 and 2015, respectively.

[2]	Noncurrent deferred tax assets of $326 million and $360 million were included in the line item other assets in our consolidated balance sheets as of December 31, 2016 and 2015, respectively.

[3]
Current deferred tax liabilities of $692 million and $743 million were included in the line item accounts payable and accrued expenses in our consolidated balance sheets as of December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, we had net deferred tax assets of $83 million and $62 million, respectively, located in countries outside the United States.
As of December 31, 2016, we had $4,320 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $331 million must be utilized within the next five years, and the remainder can be utilized over a period greater than five years.

An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2016	2015	2014
Balance at beginning of year	$477	$649	$586
Additions	68	42	104
Decrease due to reclassification to assets held for sale	(9)	(163)	—
Deductions	(6)	(51)	(41)
Balance at end of year	$530	$477	$649
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
In 2016, the Company recognized a net increase of $53 million in its valuation allowances. This increase was primarily due to the increase in non-deductible expenses incurred during the normal course of business operations.
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
NOTE 15: OTHER COMPREHENSIVE INCOME
AOCI attributable to shareowners of The Coca-Cola Company is separately presented in our consolidated balance sheets as a component of The Coca-Cola Company's shareowners' equity, which also includes our proportionate share of equity method investees' AOCI. OCI attributable to noncontrolling interests is allocated to, and included in, our balance sheets as part of the line item equity attributable to noncontrolling interests.
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

December 31,	2016	2015
Foreign currency translation adjustments	$(9,780)	$(9,167)
Accumulated derivative net gains (losses)	314	696
Unrealized net gains (losses) on available-for-sale securities	305	288
Adjustments to pension and other benefit liabilities	(2,044)	(1,991)
Accumulated other comprehensive income (loss)	$(11,205)	$(10,174)

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Year Ended December 31, 2016
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$6,527	$23	$6,550
Other comprehensive income:
Net foreign currency translation adjustment	(613)	(13)	(626)
Net gain (loss) on derivatives[1]	(382)	—	(382)
Net change in unrealized gain (loss) on available-for-sale securities[2]	17	—	17
Net change in pension and other benefit liabilities[3]	(53)	—	(53)
Total comprehensive income	$5,496	$10	$5,506

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Refer to Note 3 for additional information related to the net unrealized gain or loss on available-for-sale securities.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.
OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI, for the years ended December 31, 2016, 2015 and 2014, is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2016
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(1,103)	$51	$(1,052)
Reclassification adjustments recognized in net income	368	(18)	350
Gains (losses) on net investment hedges arising during the year	67	(25)	42
Reclassification adjustments for net investment hedges recognized in net income	77	(30)	47
Net foreign currency translation adjustments	(591)	(22)	(613)
Derivatives:
Gains (losses) arising during the year	(43)	11	(32)
Reclassification adjustments recognized in net income	(563)	213	(350)
Net gain (loss) on derivatives[1]	(606)	224	(382)
Available-for-sale securities:
Unrealized gains (losses) arising during the year	124	(28)	96
Reclassification adjustments recognized in net income	(105)	26	(79)
Net change in unrealized gain (loss) on available-for-sale securities[2]	19	(2)	17
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the year	(374)	99	(275)
Reclassification adjustments recognized in net income	342	(120)	222
Net change in pension and other benefit liabilities[3]	(32)	(21)	(53)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,210)	$179	$(1,031)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2015
Foreign currency translation adjustments:
Translation adjustment arising during the year	$(4,626)	$243	$(4,383)
Reclassification adjustments recognized in net income	63	(14)	49
Unrealized gains (losses) on net investment hedges arising during the year	637	(244)	393
Net foreign currency translation adjustment	(3,926)	(15)	(3,941)
Derivatives:
Unrealized gains (losses) arising during the year	853	(314)	539
Reclassification adjustments recognized in net income	(638)	241	(397)
Net gain (loss) on derivatives[1]	215	(73)	142
Available-for-sale securities:
Unrealized gains (losses) arising during the year	(973)	328	(645)
Reclassification adjustments recognized in net income	(61)	22	(39)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(1,034)	350	(684)
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	(169)	43	(126)
Reclassification adjustments recognized in net income	337	(125)	212
Net change in pension and other benefit liabilities[3]	168	(82)	86
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(4,577)	$180	$(4,397)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2014
Foreign currency translation adjustments:
Translation adjustment arising during the year	$(2,560)	$183	$(2,377)
Net foreign currency translation adjustment	(2,560)	183	(2,377)
Derivatives:
Unrealized gains (losses) arising during the year	620	(231)	389
Reclassification adjustments recognized in net income	(50)	18	(32)
Net gain (loss) on derivatives[1]	570	(213)	357
Available-for-sale securities:
Unrealized gains (losses) arising during the year	1,139	(412)	727
Reclassification adjustments recognized in net income	(17)	4	(13)
Net change in unrealized gain (loss) on available-for-sale securities[2]	1,122	(408)	714
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	(1,666)	588	(1,078)
Reclassification adjustments recognized in net income	60	(21)	39
Net change in pension and other benefit liabilities[3]	(1,606)	567	(1,039)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(2,474)	$129	$(2,345)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded during the year ended December 31, 2016 (in millions):

Description of AOCI Component	Financial Statement Line Item	Amount Reclassified from AOCI into Income
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1,2]	Other income (loss) — net	$445
	Income before income taxes	$445
	Income taxes	(48)
	Consolidated net income	$397
Derivatives:
Foreign currency contracts	Net operating revenues	$(564)
Foreign currency and commodity contracts	Cost of goods sold	(33)
Foreign currency contracts	Other income (loss) — net	6
Foreign currency and interest rate contracts	Interest expense	28
	Income before income taxes	$(563)
	Income taxes	213
	Consolidated net income	$(350)
Available-for-sale securities:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$(4)
Sale of securities	Other income (loss) — net	(101)
	Income before income taxes	$(105)
	Income taxes	26
	Consolidated net income	$(79)
Pension and other benefit liabilities:
Divestitures, deconsolidations and other[2]	Other income (loss) — net	$64
Recognized net actuarial loss (gain)	*	308
Recognized prior service cost (credit)	*	(30)
	Income before income taxes	$342
	Income taxes	(120)
	Consolidated net income	$222

[1]	Primarily related to the deconsolidation of our South African bottling operations and related equity method investment. Refer to Note 2.

[2]	Related to the deconsolidation of our German bottling operations. Refer to Note 2.

*
This component of AOCI is included in the Company's computation of net periodic benefit cost and is not reclassified out of AOCI into a single line item in our consolidated statements of income in its entirety. Refer to Note 13.

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

The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2016
	Level 1	Level 2	Level 3		Other	[4]	Netting Adjustment	[5]	Fair Value Measurements
Assets:
Trading securities[1]	$202	$115	$4		$63		$—		$384
Available-for-sale securities[1]	1,655	4,619	139	[3]	—		—		6,413
Derivatives[2]	4	878	—		—		(369)	[6]	513	[8]
Total assets	$1,861	$5,612	$143		$63		$(369)		$7,310
Liabilities:
Derivatives[2]	$11	$276	$—		$—		$(192)	[7]	$95	[8]
Total liabilities	$11	$276	$—		$—		$(192)		$95

[1]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.

[2]	Refer to Note 5 for additional information related to the composition of our derivative portfolio.

[3]	Primarily related to long-term debt securities that mature in 2018.

[4]
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 3.

[5]
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

[6]	The Company is obligated to return $201 million in cash collateral it has netted against its derivative position.

[7]	The Company has the right to reclaim $17 million in cash collateral it has netted against its derivative position.

[8]
The Company's derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $347 million in the line item prepaid expenses and other assets; $166 million in the line item other assets; $42 million in the line item accounts payable and accrued expenses; and $53 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

	December 31, 2015
	Level 1	Level 2	Level 3		Other	[4]	Netting Adjustment	[5]	Fair Value Measurements
Assets:
Trading securities[1]	$183	$101	$2		$36		$—		$322
Available-for-sale securities[1]	3,913	4,574	119	[3]	—		—		8,606
Derivatives[2]	2	1,268	—		—		(638)	[6]	632	[8]
Total assets	$4,098	$5,943	$121		$36		$(638)		$9,560
Liabilities:
Derivatives[2]	$24	$635	$—		$—		$(488)	[7]	$171	[8]
Total liabilities	$24	$635	$—		$—		$(488)		$171

[1]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.

[2]	Refer to Note 5 for additional information related to the composition of our derivative portfolio.

[3]	Primarily related to long-term debt securities that mature in 2018.

[4]
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 3.

[5]
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

[6]	The Company is obligated to return $184 million in cash collateral it has netted against its derivative position.

[7]	The Company has the right to reclaim $17 million in cash collateral it has netted against its derivative position.

[8]
The Company's derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $79 million in the line item prepaid expenses and other assets; $553 million in the line item other assets; and $171 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the years ended December 31, 2016 and 2015.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2016 and 2015.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The gains or losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
December 31,	2016		2015
Assets held for sale[1]	$(2,264)		$(980)
Intangible assets	(153)	[2]	(473)	[3]
Investment in formerly unconsolidated subsidiary	—		(19)	[4]
Valuation of shares in equity method investee	—		(6)	[5]
Total	$(2,417)		$(1,478)

[1]
The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. These losses related to refranchising activities in North America. The charges were calculated based on Level 3 inputs. Refer to Note 2.

[2]
The Company recognized losses of $153 million during the year ended December 31, 2016 due to impairment charges on certain intangible assets. The charges incurred during 2016 included $143 million related to the impairment of certain U.S. bottlers' franchise rights. This charge was related to a number of factors, primarily as a result of lower operating performance compared to previously modeled results as well as a revision in management's view of the proceeds that may be ultimately received upon refranchising the territory. The 2016 losses also included a $10 million goodwill impairment charge, primarily the result of management's revised outlook on market conditions. The charges were determined by comparing the fair value of the assets to the current carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 17.

[3]
The Company recognized losses of $473 million during the year ended December 31, 2015 due to impairment charges on certain intangible assets. The charges incurred during 2015 included $418 million of impairment charges primarily due to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction and a $55 million impairment charge on a Venezuelan trademark. The charges were determined by comparing the fair value of the assets to the current carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 1, Note 2 and Note 17.

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

[5]
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

Pension Plan Assets
The following table summarizes the levels within the fair value hierarchy for our pension plan assets as of December 31, 2016 and 2015 (in millions):

	December 31, 2016							December 31, 2015
	Level 1	Level 2	Level 3		Other [1]		Total	Level 1	Level 2	Level 3		Other [1]		Total
Cash and cash equivalents	$373	$29	$—		$—		$402	$128	$148	$—		$—		$276
Equity securities:
U.S.-based companies	1,812	1	14		—		1,827	1,562	—	1		—		1,563
International-based companies	935	4	—		—		939	802	5	10		—		817
Fixed-income securities:
Government bonds	—	525	1		—		526	—	736	1		—		737
Corporate bonds and debt securities	—	978	18		—		996	—	1,171	2		—		1,173
Mutual, pooled and commingled funds	91	20	—		1,022	[3]	1,133	77	15	—		1,031	[3]	1,123
Hedge funds/limited partnerships	—	—	—		1,213	[4]	1,213	—	—	—		764	[4]	764
Real estate	—	—	2		521	[5]	523	—	—	2		462	[5]	464
Other	—	3	211	[2]	598	[6]	812	—	9	219	[2]	544	[6]	772
Total	$3,211	$1,560	$246		$3,354		$8,371	$2,569	$2,084	$235		$2,801		$7,689

[1]
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 13.

[2]	Includes purchased annuity insurance contracts.

[3]
This class of assets includes actively managed emerging markets equity funds and a collective trust fund for qualified plans, invested primarily in equity securities of companies in the developed and emerging markets. There are no liquidity restrictions on these investments.

[4]
This class of assets includes hedge funds that can be subject to redemption restrictions, ranging from monthly to semi-annually with a redemption notice period of up to 181 days and/or initial lock-up periods of up to one year, and private equity funds that are primarily closed-end funds in which the Company's investments are generally not eligible for redemption. Distributions from these private equity funds will be received as the underlying assets are liquidated or distributed.

[5]
This class of assets includes funds invested in real estate, including a privately held real estate investment trust, a real estate commingled pension trust fund, infrastructure limited partnerships and commingled investment funds. These funds seek current income and capital appreciation through the investments and can be subject to redemption restrictions, ranging from quarterly to semi-annually with a redemption notice period of up to 90 days.

[6]
This class of assets includes segregated portfolios of private investment funds that are invested in a portfolio of insurance-linked securities. These assets can be subject to a semi-annual redemption, with a redemption notice period of 90 days, subject to certain gate restrictions.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans for the years ended December 31, 2016 and 2015 (in millions):

	Equity Securities	Fixed-Income Securities	Real Estate	Other		Total
2015
Balance at beginning of year	$17	$36	$—	$339		$392
Actual return on plan assets:
Related to assets held at the reporting date	(6)	1	—	5		—
Related to assets sold during the year	—	(4)	—	—		(4)
Purchases, sales and settlements — net	—	(6)	—	(77)	[1]	(83)
Transfers into/(out of) Level 3 — net	—	(24)	2	(3)		(25)
Foreign currency translation adjustments	—	—	—	(45)		(45)
Balance at end of year	$11	$3	$2	$219	[2]	$235
2016
Balance at beginning of year	$11	$3	$2	$219		$235
Actual return on plan assets:
Related to assets held at the reporting date	4	2	—	7		13
Related to assets sold during the year	—	(2)	—	3		1
Purchases, sales and settlements — net	—	12	—	(23)		(11)
Transfers into/(out of) Level 3 — net	(1)	4	—	7		10
Foreign currency translation adjustments	—	—	—	(2)		(2)
Balance at end of year	$14	$19	$2	$211	[2]	$246

[1]
Includes the reclassification of assets associated with the Company's consolidated German bottling operations to assets held for sale and liabilities held for sale as of December 31, 2015. During the year ended December 31, 2016, the Company deconsolidated our German bottling operations. Refer to Note 2.

[2]	Includes purchased annuity insurance contracts.
Other Postretirement Benefit Plan Assets
The following table summarizes the levels within the fair value hierarchy for our other postretirement benefit plan assets as of December 31, 2016 and 2015 (in millions):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Other [1]	Total	Level 1	Level 2	Other [1]	Total
Cash and cash equivalents	$2	$—	$—	$2	$1	$7	$—	$8
Equity securities:
U.S.-based companies	116	—	—	116	116	—	—	116
International-based companies	8	—	—	8	6	—	—	6
Fixed-income securities:
Government bonds	—	3	—	3	77	3	—	80
Corporate bonds and debt securities	—	6	—	6	—	8	—	8
Mutual, pooled and commingled funds	98	—	5	103	10	—	5	15
Hedge funds/limited partnerships	—	—	9	9	—	—	5	5
Real estate	—	—	4	4	—	—	3	3
Other	—	—	4	4	—	—	4	4
Total	$224	$9	$22	$255	$210	$18	$17	$245

[1]
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 13.

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of December 31, 2016, the carrying amount and fair value of our long-term debt, including the current portion, were $33,211 million and $33,752 million, respectively. As of December 31, 2015, the carrying amount and fair value of our long-term debt, including the current portion, were $30,987 million and $31,308 million, respectively.
NOTE 17: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
In 2016, the Company recorded other operating charges of $1,510 million. These charges primarily consisted of $352 million due to the Company's productivity and reinvestment program and $240 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $297 million related to costs incurred to refranchise certain of our bottling operations. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our bottling systems. Additionally, the Company recorded $118 million of pension settlement charges primarily as a result of our refranchising activities. The Company also recorded a charge of $200 million related to cash contributions we made to The Coca-Cola Foundation, a charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela as a result of changes in exchange rates and charges of $41 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 18 for additional information on the Company's productivity, integration and restructuring initiatives and Note 1 for additional information on the Venezuelan exchange rates. Refer to Note 19 for the impact these charges had on our operating segments.
During the year ended December 31, 2016, the Company recorded charges of $153 million related to certain intangible assets. These charges included $143 million related to the impairment of certain U.S. bottlers' franchise rights recorded in our Bottling Investments operating segment. This charge was related to a number of factors, primarily as a result of lower operating performance compared to previously modeled results as well as a revision in management's view of the proceeds that may be ultimately received upon refranchising the territory. The remaining charge of $10 million was related to the impairment of goodwill recorded in our Bottling Investments operating segment. This charge was primarily the result of management's revised outlook on market conditions. The total impairment charges of $153 million were recorded in our Bottling Investments operating segment in the line item other operating charges in our consolidated statement of income and were determined by comparing the fair value of the intangible assets, derived using discounted cash flow analyses, to their respective carrying values.
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
Equity Income (Loss) — Net
The Company recorded net charges of $61 million, $87 million and $18 million in equity income (loss) — net during the years ended December 31, 2016, 2015 and 2014, respectively. These amounts primarily represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 19 for the impact these charges had on our operating segments.
Other Income (Loss) — Net
In 2016, other income (loss) — net was a loss of $1,234 million. This loss included losses of $2,456 million due to the refranchising of certain bottling territories in North America and a loss of $21 million due to the deconsolidation of our South African bottling operations and disposal of the related equity method investment in exchange for investments in CCBA and CCBA's South African subsidiary. The Company incurred charges of $31 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Additionally, the Company incurred a charge of $72 million as a result of remeasuring its net monetary assets denominated in Egyptian pounds. The Egyptian pound devalued as a result of the central bank allowing its currency, which was previously pegged to the U.S. dollar, to float freely. These losses were partially offset by a gain of $1,323 million due to the deconsolidation of our German bottling operations and a gain of $18 million resulting from the Company's disposal of its investment in Keurig. Refer to Note 2 for additional information on the deconsolidation of our German bottling operations, the Keurig investment disposal, the deconsolidation of our South African bottling operations, the North America refranchising and the conversion payments. Refer to Note 19 for the impact these items had on our operating segments.
In 2015, the Company recorded a net gain of $1,403 million as a result of the Monster Transaction and charges of $1,006 million due to the refranchising of certain bottling territories in North America. In addition, the Company recognized a foreign currency exchange gain of $300 million associated with our foreign-denominated debt partially offset by a charge of $27 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. Refer to Note 2 for additional information related to the Monster Transaction and North America refranchising. Refer to Note 1 for additional information related to the charge due to the remeasurement in Venezuela. Refer to Note 19 for the impact these items had on our operating segments.
In 2014, the Company recorded charges of $799 million due to the refranchising of certain bottling territories in North America. The Company also incurred a charge of $372 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SICAD 2 exchange rate. Refer to Note 2 for more information related to the North America refranchising, Note 1 for more information related to the charge due to the remeasurement in Venezuela and Note 19 for the impact these charges had on our operating segments.
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
The Company has incurred total pretax expenses of $2,408 million related to this program since it commenced. These expenses were recorded in the line item other operating charges in our consolidated statement of income. Refer to Note 19 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts since the commencement of the plan (in millions):

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
2014
Accrued balance at beginning of year	$88		$6	$18	$112
Costs incurred	277		77	247	601
Payments	(103)		(79)	(220)	(402)
Noncash and exchange	(2)		—	(24)	(26)
Accrued balance at end of year	$260		$4	$21	$285
2015
Costs incurred	$269		$56	$366	$691
Payments	(200)		(47)	(265)	(512)
Noncash and exchange	(185)	[1]	(5)	(70)	(260)
Accrued balance at end of year	$144		$8	$52	$204
2016
Costs incurred	$95		$27	$230	$352
Payments	(114)		(30)	(205)	(349)
Noncash and exchange	(2)		1	(55)	(56)
Accrued balance at end of year	$123		$6	$22	$151

[1]	Includes pension settlement charges. Refer to Note 13.
Integration Initiatives
Integration of Our German Bottling Operations
In 2008, the Company began an integration initiative related to our German bottling operations acquired in 2007. The Company incurred $240 million, $292 million and $208 million of expenses related to this initiative in 2016, 2015 and 2014, respectively, and has incurred total pretax expenses of $1,367 million related to this initiative since it commenced. These expenses were recorded in the line item other operating charges in our consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $122 million accrued related to these integration costs as of December 31, 2015. During the year ended December 31, 2016, the Company deconsolidated our German bottling operations. Therefore, there was no remaining accrual balance as of December 31, 2016. Refer to Note 2 for additional information on the deconsolidation of our German bottling operations.

NOTE 19: OPERATING SEGMENTS
As of December 31, 2016, our organizational structure consisted of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate.
Segment Products and Services
The business of our Company is nonalcoholic beverages. Our geographic operating segments (Europe, Middle East and Africa; Latin America; North America; and Asia Pacific) derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. Our Bottling Investments operating segment is composed of our Company-owned or consolidated bottling operations, regardless of the geographic location of the bottler, and equity income from the majority of our equity method investments. Company-owned or consolidated bottling operations derive the majority of their revenues from the sale of finished beverages. Generally, finished product operations produce higher net operating revenues but lower gross profit margins compared to concentrate operations.
The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2016	2015	2014
Concentrate operations[1]	40%	37%	38%
Finished product operations[2]	60	63	62
Total	100%	100%	100%

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
Geographic Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2016	2015	2014
United States	$19,899	$20,360	$19,763
International	21,964	23,934	26,235
Net operating revenues	$41,863	$44,294	$45,998
The following table provides information related to our property, plant and equipment — net (in millions):

Year Ended December 31,	2016	2015	2014
United States	$6,784	$8,266	$8,683
International	3,851	4,305	5,950
Property, plant and equipment — net	$10,635	$12,571	$14,633

Information about our Company's operations by operating segment as of and for the years ended December 31, 2016, 2015 and 2014, is as follows (in millions):

	Europe, Middle East & Africa		Latin America	North America	Asia Pacific	Bottling Investments		Corporate	Eliminations	Consolidated
2016
Net operating revenues:
Third party	$7,014		$3,746	$6,437	$4,788	$19,751		$127	$—	$41,863
Intersegment	264		73	3,773	506	134		5	(4,755)	—
Total net revenues	7,278		3,819	10,210	5,294	19,885		132	(4,755)	41,863
Operating income (loss)	3,676		1,951	2,582	2,224	(137)		(1,670)	—	8,626
Interest income	—		—	27	—	—		615	—	642
Interest expense	—		—	—	—	—		733	—	733
Depreciation and amortization	93		35	426	80	1,013		140	—	1,787
Equity income (loss) — net	62		18	(17)	9	648		115	—	835
Income (loss) before income taxes	3,749		1,966	2,560	2,238	(1,923)		(454)	—	8,136
Identifiable operating assets[1]	4,067		1,785	16,566	2,024	15,973		29,606	—	70,021
Investments[3]	1,302		804	109	164	11,456		3,414	—	17,249
Capital expenditures	62		45	438	107	1,329		281	—	2,262
2015
Net operating revenues:
Third party	$6,966		$3,999	$5,581	$4,707	$22,885		$156	$—	$44,294
Intersegment	621		75	4,259	545	178		10	(5,688)	—
Total net revenues	7,587		4,074	9,840	5,252	23,063		166	(5,688)	44,294
Operating income (loss)	3,875		2,169	2,366	2,189	124		(1,995)	—	8,728
Interest income	—		—	9	—	—		604	—	613
Interest expense	—		—	—	—	—		856	—	856
Depreciation and amortization	103		41	373	85	1,211		157	—	1,970
Equity income (loss) — net	39		(7)	(18)	9	426		40	—	489
Income (loss) before income taxes	3,923		2,164	2,356	2,207	(427)		(618)	—	9,605
Identifiable operating assets[1]	4,156	[2]	1,627	16,396	1,639	22,688	[2]	27,702	—	74,208
Investments[3]	1,138		657	107	158	8,084		5,644	—	15,788
Capital expenditures	54		70	377	81	1,699		272	—	2,553
2014
Net operating revenues:
Third party	$7,574		$4,597	$4,975	$5,257	$23,459		$136	$—	$45,998
Intersegment	692		60	4,296	489	192		—	(5,729)	—
Total net revenues	8,266		4,657	9,271	5,746	23,651		136	(5,729)	45,998
Operating income (loss)	3,936		2,316	2,243	2,448	213		(1,448)	—	9,708
Interest income	—		—	—	—	—		594	—	594
Interest expense	—		—	—	—	—		483	—	483
Depreciation and amortization	122		56	349	96	1,161		192	—	1,976
Equity income (loss) — net	66		10	(16)	12	691		6	—	769
Income (loss) before income taxes	4,017		2,319	2,228	2,464	120		(1,823)	—	9,325
Identifiable operating assets[1]	4,656	[2]	2,426	16,844	1,793	23,197	[2]	29,427	—	78,343
Investments[3]	1,171		757	34	157	8,795		2,711	—	13,625
Capital expenditures	84		55	367	76	1,554		270	—	2,406

[1]
Principally cash and cash equivalents, short-term investments, marketable securities, trade accounts receivable, inventories, goodwill, trademarks and other intangible assets, and property, plant and equipment — net.

[2]
Property, plant and equipment — net in Germany represented 10 percent of consolidated property, plant and equipment — net in 2015 and 10 percent in 2014. The 2015 amount includes property, plant and equipment — net classified as held for sale. During the year ended December 31, 2016, the Company deconsolidated our German bottling operations. Refer to Note 2.

[3]	Principally equity method investments and other investments in bottling companies.

In 2016, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $32 million for Europe, Middle East and Africa, $134 million for North America, $1 million for Asia Pacific, $322 million for Bottling Investments and $105 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $2 million for Latin America due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 18.

•
Operating income (loss) and income (loss) before income taxes were reduced by $76 million for Latin America due to the write-down we recorded related to our receivables from our bottling partner in Venezuela due to changes in exchange rates. Refer to Note 1.

•
Operating income (loss) and income (loss) before income taxes were reduced by $297 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.

•
Operating income (loss) and income (loss) before income taxes were reduced by $153 million for Bottling Investments due to impairment charges recorded on certain of the Company's intangible assets. Refer to Note 17.

•
Operating income (loss) and income (loss) before income taxes were reduced by $118 million for Bottling Investments due to pension settlement charges primarily as a result of our refranchising activities. Refer to Note 17.

•
Operating income (loss) and income (loss) before income taxes were reduced by $9 million for Bottling Investments and $32 million for Corporate related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 17.

•	Operating income (loss) and income (loss) before income taxes were reduced by $200 million for Corporate as a result of cash contributions to The Coca-Cola Foundation. Refer to Note 17.

•
Income (loss) before income taxes was reduced by $52 million for Bottling Investments and $9 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17.

•
Income (loss) before income taxes was reduced by $31 million for North America related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $2,456 million for Bottling Investments primarily due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

•	Income (loss) before income taxes was increased by $1,323 million for Corporate as a result of the deconsolidation of our German bottling operations. Refer to Note 2.

•	Income (loss) before income taxes was reduced by $72 million for Corporate as a result of remeasuring our net monetary assets denominated in Egyptian pounds. Refer to Note 17.

•	Income (loss) before income taxes was increased by $18 million for Corporate as a result of the disposal of our investment in Keurig. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $21 million for Corporate due to the deconsolidation of our South African bottling operations in exchange for investments in CCBA and CCBA's South African subsidiary. Refer to Note 2.

In 2015, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $7 million for Latin America, $141 million for North America, $2 million for Asia Pacific, $596 million for Bottling Investments and $246 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $9 million for Europe, Middle East and Africa due to the refinement of previously established accruals, partially offset by additional charges related to the Company's productivity and reinvestment program. Refer to Note 18.

•
Operating income (loss) and income (loss) before income taxes were reduced by $418 million for Corporate primarily due to an impairment charge primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. Refer to Note 2 and Note 17.

•	Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a cash contribution to The Coca-Cola Foundation. Refer to Note 17.

•	Income (loss) before income taxes was increased by $1,403 million for Corporate as a result of the Monster Transaction. Refer to Note 2 and Note 17.

•	Income (loss) before income taxes was reduced by $1,006 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

•	Income (loss) before income taxes was reduced by $320 million for Corporate due to charges the Company recognized on the early extinguishment of certain long-term debt. Refer to Note 10 and Note 17.

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

•
Income (loss) before income taxes was reduced by $4 million for Europe, Middle East and Africa and $83 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17.

In 2014, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $137 million for Europe, Middle East and Africa, $20 million for Latin America, $157 million for North America, $36 million for Asia Pacific, $335 million for Bottling Investments and $124 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 18.

•
Operating income (loss) and income (loss) before income taxes were reduced by $42 million for Bottling Investments as a result of the restructuring and transition of the Company's Russian juice operations to an existing joint venture with an unconsolidated bottling partner. Refer to Note 17.

•
Income (loss) before income taxes was reduced by $2 million for Europe, Middle East and Africa and $16 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17.

•	Income (loss) before income taxes was reduced by $799 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

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

NOTE 20: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

Year Ended December 31,	2016	2015	2014
(Increase) decrease in trade accounts receivable	$(28)	$(212)	$(253)
(Increase) decrease in inventories	(142)	(250)	35
(Increase) decrease in prepaid expenses and other assets	283	123	194
Increase (decrease) in accounts payable and accrued expenses	(540)	1,004	(250)
Increase (decrease) in accrued taxes	750	(306)	151
Increase (decrease) in other liabilities	(544)	(516)	(316)
Net change in operating assets and liabilities	$(221)	$(157)	$(439)
NOTE 21: SUBSEQUENT EVENT
In the first quarter of 2017, additional bottling territories in North America met the criteria to be classified as held for sale. Therefore, we are required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the estimated selling prices, which will result in an estimated total loss of $9 million. The Company expects these territories to be refranchised during 2017. Refer to Note 2 for additional information about North America refranchising.
The following table presents information related to the major classes of assets and liabilities related to these additional territories, which were included in the Bottling Investments operating segment (in millions):

Cash, cash equivalents and short-term investments	$25
Trade accounts receivable, less allowances	178
Inventories	128
Prepaid expenses and other assets	28
Equity method investments	105
Other assets	2
Property, plant and equipment — net	770
Bottlers' franchise rights with indefinite lives	1,717
Goodwill	544
Other intangible assets	80
Allowance for reduction of assets held for sale	(9)
Total assets	$3,568
Accounts payable and accrued expenses	$261
Other liabilities	2
Deferred income taxes	963
Total liabilities	$1,226

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.
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

Audit Committee's Responsibility
The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2017 Proxy Statement.

Muhtar Kent	Kathy N. Waller
Chairman of the Board of Directors and Chief Executive Officer February 24, 2017	Executive Vice President and Chief Financial Officer February 24, 2017

James R. Quincey	Larry M. Mark
President and Chief Operating Officer February 24, 2017	Vice President and Controller February 24, 2017

Mark Randazza
Vice President and Assistant Controller February 24, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company
We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 24, 2017

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareowners
The Coca-Cola Company
We have audited The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Coca-Cola Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, The Coca-Cola Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 24, 2017

Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(In millions except per share data)
2016
Net operating revenues	$10,282	$11,539	$10,633	$9,409	$41,863
Gross profit	6,213	7,068	6,502	5,615	25,398
Net income attributable to shareowners of The Coca-Cola Company	1,483	3,448	1,046	550	6,527
Basic net income per share	$0.34	$0.80	$0.24	$0.13	$1.51
Diluted net income per share	$0.34	$0.79	$0.24	$0.13	$1.49	[1]
2015
Net operating revenues	$10,711	$12,156	$11,427	$10,000	$44,294
Gross profit	6,608	7,408	6,850	5,946	26,812
Net income attributable to shareowners of The Coca-Cola Company	1,557	3,108	1,449	1,237	7,351
Basic net income per share	$0.36	$0.71	$0.33	$0.29	$1.69
Diluted net income per share	$0.35	$0.71	$0.33	$0.28	$1.67	[1]

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
The Company's first quarter 2016 results were impacted by one less day compared to the first quarter of 2015. Furthermore, the Company recorded the following transactions which impacted results:

•	Charges of $262 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•
Charges of $369 million primarily due to the derecognition of intangible assets related to the refranchising of certain bottling territories in North America to unconsolidated bottling partners. Refer to Note 2 and Note 17.

•	Charges of $45 million related to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.

•	A benefit of $18 million as a result of the disposal of our shares in Keurig. Refer to Note 2 and Note 17.
In the second quarter of 2016, the Company recorded the following transactions which impacted results:

•	Charges of $106 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•
Charges of $199 million primarily due to the derecognition of intangible assets related to the refranchising of certain bottling territories in North America to unconsolidated bottling partners. Refer to Note 2 and Note 17.

•	Charges of $52 million related to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.

•	A charge of $100 million as a result of a cash donation to The Coca-Cola Foundation. Refer to Note 17.

•	A benefit of $1,292 million, net of transaction costs, as a result of the deconsolidation of our German bottling operations. Refer to Note 2 and Note 17.

•	A net tax charge of $83 million primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

In the third quarter of 2016, the Company recorded the following transactions which impacted results:

•	Charges of $59 million due to the Company's productivity and reinvestment program. Refer to Note 17 and Note 18.

•
Charges of $1,089 million primarily due to the derecognition of intangible assets related to the refranchising of certain bottling territories in North America to unconsolidated bottling partners. Refer to Note 2 and Note 17.

•	Charges of $73 million related to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.

•
Charges of $17 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 and Note 17.

•	Charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela. Refer to Note 1 and Note 17.

•	A charge of $21 million due to the deconsolidation of our South African bottling operations in exchange for investments in CCBA and CCBA's South African subsidiary. Refer to Note 2 and Note 17.

•
A charge of $80 million resulting from the accrual of tax on temporary differences related to the investment in foreign subsidiaries that are now expected to reverse in the foreseeable future. Refer to Note 14.

The Company's fourth quarter 2016 results were impacted by two additional days compared to the fourth quarter of 2015. Furthermore, the Company recorded the following transactions which impacted results:

•	Charges of $165 million due to the Company's productivity and reinvestment program. Refer to Note 17 and Note 18.

•
Charges of $799 million primarily due to the derecognition of intangible assets related to the refranchising of certain bottling territories in North America to unconsolidated bottling partners. Refer to Note 2 and Note 17.

•	Charges of $127 million related to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.

•
Charges of $14 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 and Note 17.

•	A charge of $100 million as a result of a cash donation to The Coca-Cola Foundation. Refer to Note 17.

•	Charges of $153 million related to the impairment of certain intangible assets. Refer to Note 17.

•	Charges of $118 million due to pension settlement charges primarily as a result of our refranchising activities. Refer to Note 2 and Note 17.

•	A charge of $72 million as a result of remeasuring our net monetary assets denominated in Egyptian pounds. Refer to Note 17.

•	A net tax benefit of $23 million primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.
The Company's first quarter 2015 results were impacted by six additional days compared to the first quarter of 2014. Furthermore, the Company recorded the following transactions which impacted results:

•	A charge of $320 million due to the early extinguishment of debt. Refer to Note 10 and Note 17.

•
Charges of $135 million due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SIMADI exchange rate, an impairment of a Venezuelan trademark and a write-down the Company recorded on receivables from our bottling partner in Venezuela. Refer to Note 1 and Note 17.

•	Charges of $125 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	Charges of $73 million due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17.

•	A charge of $21 million due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

In the second quarter of 2015, the Company recorded the following transactions which impacted results:

•	A benefit of $1,402 million as a result of the Monster Transaction. Refer to Note 2 and Note 17.

•
A charge of $380 million due to an impairment primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. Refer to Note 2 and Note 17.

•	Charges of $186 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	A charge of $100 million as a result of a cash contribution to The Coca-Cola Foundation. Refer to Note 17.

•	A charge of $12 million due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.
In the third quarter of 2015, the Company recorded the following transactions which impacted results:

•	A charge of $794 million due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

•	Charges of $216 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•
A charge of $38 million related to an impairment on a trademark in the glacéau portfolio, primarily as a result of foreign currency exchange rate fluctuations that impacted the fair value of the asset. Refer to Note 2 and Note 17.

•	A charge of $3 million related to an impairment charge on a Venezuelan trademark. Refer to Note 1.
The Company's fourth quarter 2015 results were impacted by six fewer days compared to the fourth quarter of 2014. Furthermore, the Company recorded the following transactions which impacted results:

•	Charges of $456 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	A charge of $179 million due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

•	A benefit of $1 million as a result of the Monster Transaction. Refer to Note 2 and Note 17.
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2016 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
Not applicable.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Director Nominations under the subheading "Item 1 — Election of Directors" under the principal heading "Governance," the information regarding the Codes of Business Conduct under the subheading "Additional Governance Matters" under the principal heading "Governance," the information under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the principal heading "Share Ownership" and the information regarding the Audit Committee under the subheading "Board and Committee Governance" under the principal heading "Governance" in the Company's 2017 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information under the subheading "Director Compensation" under the principal heading "Governance" and the information under the subheadings "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Compensation Tables," "Payments on Termination or Change in Control" and under the principal heading "Compensation" and the information in "Annex B — Summary of Plans" in the Company's 2017 Proxy Statement is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the subheading "Equity Compensation Plan Information" under the principal heading "Compensation" and the information under the subheading "Ownership of Equity Securities of the Company" under the principal heading "Share Ownership" in the Company's 2017 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading "Director Independence and Related Person Transactions" under the principal heading
"Governance" in the Company's 2017 Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors under the subheading "Item 4 – Ratification of the Appointment of Ernst & Young LLP as Independent Auditors" under the principal heading "Audit Matters" in the Company's 2017 Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.Financial Statements:
Consolidated Statements of Income — Years Ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2016, 2015 and 2014.
Consolidated Balance Sheets — December 31, 2016 and 2015.
Consolidated Statements of Cash Flows — Years Ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Shareowners' Equity — Years Ended December 31, 2016, 2015 and 2014.
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

Exhibit No.
(With regard to applicable cross-references in the list of exhibits below, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission ("SEC") under File No. 001-02217).

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

4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.9	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.10	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.12	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-A filed on September 19, 2014.
4.15	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-A filed on September 19, 2014.
4.16	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.17	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.18	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.19	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.20	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.

4.21	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.22	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.23	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.24	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.25	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.26	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.27	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.28	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.29	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 2, 2016.
10.1
The Coca-Cola Performance Incentive Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.2
The Coca-Cola Company 1999 Stock Option Plan, as amended and restated through February 20, 2013 (the "1999 Stock Option Plan") — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

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
10.4.2
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.4.3
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 19, 2014— incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.5
The Coca-Cola Company 1983 Restricted Stock Award Plan, as amended and restated through February 16, 2011 (the "1983 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 19, 2014 (the "1989 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6.1
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.2
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.3
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.4
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6.6
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.7
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.1
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.2
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.3
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.4
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.5
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.6
Form of Performance Share Agreement — Alternate for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.7
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.8
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.8
The Coca-Cola Company Compensation Deferral & Investment Program of the Company, as amended (the "Compensation Deferral & Investment Program"), including Amendments Number One, Two, Three and Four, dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*

10.8.1
Amendment Number Five to the Compensation Deferral & Investment Program, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.8.2
Amendment Number Six to the Compensation Deferral & Investment Program, dated as of January 12, 2004, effective January 1, 2004 — incorporated herein by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*

10.9
The Coca-Cola Company Supplemental Pension Plan, Amended and Restated effective January 1, 2010 (the "Supplemental Pension Plan") — incorporated herein by reference to Exhibit 10.10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.9.1
Amendment One to the Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.9.2
Amendment Two to the Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.9.3	Amendment Three to the Supplemental Pension Plan, effective January 1, 2010, dated June 15, 2015.*
10.10
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), Amended and Restated Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.11
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 (the "Supplemental Cash Balance Plan") — incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.11.1
Amendment One to the Supplemental Cash Balance Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.12.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.11.2
Amendment Two to the Supplemental Cash Balance Plan, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*

10.12
The Coca-Cola Company Directors' Plan, amended and restated on December 13, 2012, effective January 1, 2013 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.13
Deferred Compensation Plan of the Company, as amended and restated December 8, 2010 — incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.13.1
Amendment Number One to the Deferred Compensation Plan of the Company, as amended and restated on December 8, 2010, effective January 1, 2016 — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2016.*

10.13.2	Amendment Number Two to the Deferred Compensation Plan of the Company, as amended and restated on December 8, 2010, dated October 24, 2016.*
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

10.16.1	Amendment One to The Coca-Cola Company Severance Pay Plan, effective January 1, 2016, dated December 16, 2015.*
10.17
Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 18, 2005.

10.18	Offer of Settlement of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on April 18, 2005.
10.19	Letter, dated July 17, 2008, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2008.*

10.20
Letter of Understanding between the Company and Ceree Eberly, dated October 26, 2009, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 1, 2009 — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.21
The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.21.1
Amendment Number One to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 29, 2011 — incorporated herein by reference to Exhibit 10.34.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.21.2
Amendment Number Two to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated November 14, 2011 — incorporated herein by reference to Exhibit 10.34.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.21.3
Amendment Number Three to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on October 25, 2012.*

10.21.4	Amendment Number Four to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated November 18, 2014.*
10.22
The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.22.1
Amendment Number One to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 20, 2011 — incorporated herein by reference to Exhibit 10.35.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.22.2
Amendment Number Two to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on October 25, 2012.*

10.23
The Coca-Cola Export Corporation Mobile Employees Retirement Plan, effective January 1, 2012 — incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.24
Letter Agreement, dated as of June 7, 2010, between The Coca-Cola Company and Dr Pepper/Seven Up, Inc. — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2010.

10.25
Coca-Cola Enterprises Inc. 2004 Stock Award Plan — incorporated herein by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.26
Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.27	Letter, dated September 11, 2012, from the Company to Ahmet Bozer — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.27.1
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Ahmet Bozer, dated August 12, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 13, 2015.*

10.28	Letter, dated May 18, 2016, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 28, 2016.*
10.29
Letter, dated September 11, 2012, from the Company to J. Alexander Douglas, Jr. — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.30	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.31
Separation Agreement between Coca-Cola Pazarlama and Nathan Kalumbu, dated July 1, 2016 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on July 28, 2016.*

10.32
Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective as of January 1, 2012 — incorporated herein by reference to Exhibit 10.60.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.32.1
Amendment One to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective January 1, 2012, dated May 24, 2012 — incorporated herein by reference to Exhibit 10.60.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.32.2
Amendment Two to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.60.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.32.3
Amendment Three to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, adopted March 19, 2013 — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.32.4	Amendment Four to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective February 28, 2014, dated September 22, 2014.*
10.33	Letter, dated December 16, 2013, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.*
10.33.1	Letter, dated April 29, 2015, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2015.*
10.34	Letter, dated April 24, 2014, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2014.*
10.35	Letter, dated October 15, 2014, from the Company to Atul Singh — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*
10.36
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between Coca-Cola India, Inc. and Atul Singh, dated effective July 29, 2016 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on October 27, 2016.*

10.37
Letter, dated December 16, 2014, from the Company to Marcos de Quinto — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*

10.38	Letter, dated February 12, 2015, from the Company to Ed Hays — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2015.*
10.39	Letter, dated February 18, 2016, from the Company to Julie Hamilton — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2016.*
10.40	Letter, dated August 12, 2015, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2015.*
10.41
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Alex Cummings, dated December 23, 2015 — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.42
Letter, dated October 14, 2015, from the Company to Bernhard Goepelt — incorporated herein by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.43	Letter, dated February 17, 2016, from the Company to Charles Brent Hastie — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2016.*
10.44	Letter, dated May 18, 2016, from the Company to Mario Alfredo Rivera Garcia — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 28, 2016.*
10.45	Letter, dated October 19, 2016, from the Company to Barry Simpson.*
10.46	Letter, dated October 26, 2016, from the Company to John Murphy.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.
21.1	List of subsidiaries of the Company as of December 31, 2016.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Balance Sheets as of December 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Shareowners' Equity for the years ended December 31, 2016, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements.

________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

ITEM 16.  FORM 10-K SUMMARY
None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY
(Registrant)
By:	/s/ MUHTAR KENT
Muhtar Kent Chairman of the Board of Directors and Chief Executive Officer
	Date:	February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MUHTAR KENT	/s/ KATHY N. WALLER
Muhtar Kent Chairman of the Board of Directors, Chief Executive Officer and a Director (Principal Executive Officer)	Kathy N. Waller Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 24, 2017	February 24, 2017

/s/ LARRY M. MARK	/s/ MARK RANDAZZA
Larry M. Mark Vice President and Controller (As Principal Accounting Officer)	Mark Randazza Vice President and Assistant Controller (On behalf of the Registrant)

February 24, 2017	February 24, 2017

*	*
Herbert A. Allen Director	Howard G. Buffett Director

February 24, 2017	February 24, 2017

*	*
Ronald W. Allen Director	Richard M. Daley Director

February 24, 2017	February 24, 2017

*	*
Marc Bolland Director	Barry Diller Director

February 24, 2017	February 24, 2017

*	*
Ana Botín Director	Helene D. Gayle Director

February 24, 2017	February 24, 2017

*	*
Alexis M. Herman Director	Sam Nunn Director

February 24, 2017	February 24, 2017

*	*
Robert A. Kotick Director	David B. Weinberg Director

February 24, 2017	February 24, 2017

*
Maria Elena Lagomasino Director

February 24, 2017

*By:	/s/ JENNIFER MANNING
Jennifer Manning Attorney-in-fact

February 24, 2017

EXHIBIT INDEX
Exhibit No.
(With regard to applicable cross-references in the list of exhibits below, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission ("SEC") under File No. 001-02217).

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

4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.9	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.10	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.12	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-A filed on September 19, 2014.
4.15	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-A filed on September 19, 2014.
4.16	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.17	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.18	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.19	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.

4.20	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.21	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.22	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.23	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.24	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.25	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.26	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.27	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.28	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.29	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 2, 2016.
10.1
The Coca-Cola Performance Incentive Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.2
The Coca-Cola Company 1999 Stock Option Plan, as amended and restated through February 20, 2013 (the "1999 Stock Option Plan") — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

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
10.4.2
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.4.3
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 19, 2014— incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.5
The Coca-Cola Company 1983 Restricted Stock Award Plan, as amended and restated through February 16, 2011 (the "1983 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 19, 2014 (the "1989 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6.1
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.2
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.3
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.4
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6.6
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.7
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.1
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.2
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.3
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.4
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.5
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.6
Form of Performance Share Agreement — Alternate for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.7
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.8
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.8
The Coca-Cola Company Compensation Deferral & Investment Program of the Company, as amended (the "Compensation Deferral & Investment Program"), including Amendments Number One, Two, Three and Four, dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*

10.8.1
Amendment Number Five to the Compensation Deferral & Investment Program, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.8.2
Amendment Number Six to the Compensation Deferral & Investment Program, dated as of January 12, 2004, effective January 1, 2004 — incorporated herein by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*

10.9
The Coca-Cola Company Supplemental Pension Plan, Amended and Restated effective January 1, 2010 (the "Supplemental Pension Plan") — incorporated herein by reference to Exhibit 10.10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.9.1
Amendment One to the Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.9.2
Amendment Two to the Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.9.3	Amendment Three to the Supplemental Pension Plan, effective January 1, 2010, dated June 15, 2015.*
10.10
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), Amended and Restated Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.11
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 (the "Supplemental Cash Balance Plan") — incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.11.1
Amendment One to the Supplemental Cash Balance Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.12.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.11.2
Amendment Two to the Supplemental Cash Balance Plan, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*

10.12
The Coca-Cola Company Directors' Plan, amended and restated on December 13, 2012, effective January 1, 2013 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.13
Deferred Compensation Plan of the Company, as amended and restated December 8, 2010 — incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.13.1
Amendment Number One to the Deferred Compensation Plan of the Company, as amended and restated on December 8, 2010, effective January 1, 2016 — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2016.*

10.13.2	Amendment Number Two to the Deferred Compensation Plan of the Company, as amended and restated on December 8, 2010, dated October 24, 2016.*
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

10.16.1	Amendment One to The Coca-Cola Company Severance Pay Plan, effective January 1, 2016, dated December 16, 2015.*
10.17
Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 18, 2005.

10.18	Offer of Settlement of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on April 18, 2005.

10.19	Letter, dated July 17, 2008, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2008.*
10.20
Letter of Understanding between the Company and Ceree Eberly, dated October 26, 2009, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 1, 2009 — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.21
The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.21.1
Amendment Number One to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 29, 2011 — incorporated herein by reference to Exhibit 10.34.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.21.2
Amendment Number Two to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated November 14, 2011 — incorporated herein by reference to Exhibit 10.34.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.21.3
Amendment Number Three to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on October 25, 2012.*

10.21.4	Amendment Number Four to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated November 18, 2014.*
10.22
The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.22.1
Amendment Number One to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 20, 2011 — incorporated herein by reference to Exhibit 10.35.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.22.2
Amendment Number Two to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on October 25, 2012.*

10.23
The Coca-Cola Export Corporation Mobile Employees Retirement Plan, effective January 1, 2012 — incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.24
Letter Agreement, dated as of June 7, 2010, between The Coca-Cola Company and Dr Pepper/Seven Up, Inc. — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2010.

10.25
Coca-Cola Enterprises Inc. 2004 Stock Award Plan — incorporated herein by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.26
Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.27	Letter, dated September 11, 2012, from the Company to Ahmet Bozer — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.27.1
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Ahmet Bozer, dated August 12, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 13, 2015.*

10.28	Letter, dated May 18, 2016, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 28, 2016.*
10.29
Letter, dated September 11, 2012, from the Company to J. Alexander Douglas, Jr. — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.30	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.31
Separation Agreement between Coca-Cola Pazarlama and Nathan Kalumbu, dated July 1, 2016 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on July 28, 2016.*

10.32
Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective as of January 1, 2012 — incorporated herein by reference to Exhibit 10.60.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.32.1
Amendment One to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective January 1, 2012, dated May 24, 2012 — incorporated herein by reference to Exhibit 10.60.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.32.2
Amendment Two to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.60.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.32.3
Amendment Three to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, adopted March 19, 2013 — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.32.4	Amendment Four to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective February 28, 2014, dated September 22, 2014.*
10.33	Letter, dated December 16, 2013, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.*
10.33.1	Letter, dated April 29, 2015, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2015.*
10.34	Letter, dated April 24, 2014, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2014.*
10.35	Letter, dated October 15, 2014, from the Company to Atul Singh — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*
10.36
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between Coca-Cola India, Inc. and Atul Singh, dated effective July 29, 2016 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on October 27, 2016.*

10.37
Letter, dated December 16, 2014, from the Company to Marcos de Quinto — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*

10.38	Letter, dated February 12, 2015, from the Company to Ed Hays — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2015.*
10.39	Letter, dated February 18, 2016, from the Company to Julie Hamilton — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2016.*
10.40	Letter, dated August 12, 2015, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2015.*
10.41
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Alex Cummings, dated December 23, 2015 — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.42
Letter, dated October 14, 2015, from the Company to Bernhard Goepelt — incorporated herein by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.43	Letter, dated February 17, 2016, from the Company to Charles Brent Hastie — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2016.*
10.44	Letter, dated May 18, 2016, from the Company to Mario Alfredo Rivera Garcia — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 28, 2016.*
10.45	Letter, dated October 19, 2016, from the Company to Barry Simpson.*
10.46	Letter, dated October 26, 2016, from the Company to John Murphy.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.
21.1	List of subsidiaries of the Company as of December 31, 2016.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Balance Sheets as of December 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Shareowners' Equity for the years ended December 31, 2016, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements.

________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.