Form 10-Q
period 2017-03-31
COCA COLA CO
filed 2017-04-27
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Registrant's telephone number, including area code: (404) 676-2121
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding as of April 24, 2017
$0.25 Par Value	4,272,559,271 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended
	March 31, 2017	April 1, 2016
NET OPERATING REVENUES	$9,118	$10,282
Cost of goods sold	3,513	4,069
GROSS PROFIT	5,605	6,213
Selling, general and administrative expenses	3,315	3,761
Other operating charges	308	311
OPERATING INCOME	1,982	2,141
Interest income	155	144
Interest expense	192	141
Equity income (loss) — net	116	92
Other income (loss) — net	(554)	(342)
INCOME BEFORE INCOME TAXES	1,507	1,894
Income taxes	323	401
CONSOLIDATED NET INCOME	1,184	1,493
Less: Net income (loss) attributable to noncontrolling interests	2	10
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,182	$1,483
BASIC NET INCOME PER SHARE[1]	$0.28	$0.34
DILUTED NET INCOME PER SHARE[1]	$0.27	$0.34
DIVIDENDS PER SHARE	$0.37	$0.35
AVERAGE SHARES OUTSTANDING	4,287	4,328
Effect of dilutive securities	47	54
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,334	4,382
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended
	March 31, 2017	April 1, 2016
CONSOLIDATED NET INCOME	$1,184	$1,493
Other comprehensive income:
Net foreign currency translation adjustment	921	(277)
Net gain (loss) on derivatives	(121)	(427)
Net unrealized gain (loss) on available-for-sale securities	159	52
Net change in pension and other benefit liabilities	41	31
TOTAL COMPREHENSIVE INCOME (LOSS)	2,184	872
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	4
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,181	$868
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,120	$8,555
Short-term investments	9,791	9,595
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	21,911	18,150
Marketable securities	3,294	4,051
Trade accounts receivable, less allowances of $446 and $466, respectively	3,702	3,856
Inventories	2,885	2,675
Prepaid expenses and other assets	2,670	2,481
Assets held for sale	5,789	2,797
TOTAL CURRENT ASSETS	40,251	34,010
EQUITY METHOD INVESTMENTS	16,753	16,260
OTHER INVESTMENTS	1,230	989
OTHER ASSETS	4,454	4,248
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $10,298 and $10,621, respectively	9,746	10,635
TRADEMARKS WITH INDEFINITE LIVES	6,478	6,097
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	1,769	3,676
GOODWILL	10,008	10,629
OTHER INTANGIBLE ASSETS	512	726
TOTAL ASSETS	$91,201	$87,270
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,251	$9,490
Loans and notes payable	13,726	12,498
Current maturities of long-term debt	2,185	3,527
Accrued income taxes	268	307
Liabilities held for sale	2,226	710
TOTAL CURRENT LIABILITIES	28,656	26,532
LONG-TERM DEBT	31,538	29,684
OTHER LIABILITIES	4,041	4,081
DEFERRED INCOME TAXES	3,899	3,753
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	15,197	14,993
Reinvested earnings	65,099	65,502
Accumulated other comprehensive income (loss)	(10,206)	(11,205)
Treasury stock, at cost — 2,767 and 2,752 shares, respectively	(48,974)	(47,988)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	22,876	23,062
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	191	158
TOTAL EQUITY	23,067	23,220
TOTAL LIABILITIES AND EQUITY	$91,201	$87,270
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	March 31, 2017	April 1, 2016
OPERATING ACTIVITIES
Consolidated net income	$1,184	$1,493
Depreciation and amortization	328	458
Stock-based compensation expense	55	69
Deferred income taxes	(34)	(81)
Equity (income) loss — net of dividends	(89)	(79)
Foreign currency adjustments	72	93
Significant (gains) losses on sales of assets — net	497	362
Other operating charges	269	142
Other items	16	(173)
Net change in operating assets and liabilities	(1,510)	(1,680)
Net cash provided by operating activities	788	604
INVESTING ACTIVITIES
Purchases of investments	(3,551)	(4,763)
Proceeds from disposals of investments	4,176	6,010
Acquisitions of businesses, equity method investments and nonmarketable securities	(337)	(688)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	1,430	291
Purchases of property, plant and equipment	(442)	(536)
Proceeds from disposals of property, plant and equipment	18	29
Other investing activities	(255)	5
Net cash provided by (used in) investing activities	1,039	348
FINANCING ACTIVITIES
Issuances of debt	11,704	8,530
Payments of debt	(9,223)	(6,783)
Issuances of stock	394	763
Purchases of stock for treasury	(1,304)	(739)
Dividends	—	(1,505)
Other financing activities	(36)	133
Net cash provided by (used in) financing activities	1,535	399
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	203	88
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	3,565	1,439
Balance at beginning of period	8,555	7,309
Balance at end of period	$12,120	$8,748
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2016.
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2017 and the first quarter of 2016 ended on March 31, 2017 and April 1, 2016, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Advertising Costs
The Company's accounting policy related to advertising costs for annual reporting purposes, as disclosed in Note 1 of our 2016 Annual Report on Form 10-K, is to expense production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred.
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
Venezuela has been designated as a hyperinflationary economy. During the three months ended April 1, 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which should be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The official and most preferential rate is now known as DIPRO. The Venezuelan government also announced a new rate known as DICOM, which is allowed to float freely and is expected to fluctuate based on supply and demand. Management determined that the DICOM rate was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. We also have certain U.S. dollar-denominated intangible assets associated with products sold in Venezuela. As a result of weaker sales resulting from continued political instability, we recognized impairment charges of $20 million during the three months ended March 31, 2017, recorded in the line item other operating charges in our condensed consolidated statement of income. Further government regulation or changes in exchange rates could result in additional impairments of these intangible assets.

As of March 31, 2017, the combined carrying value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $61 million. The Company's ability to pay dividends from Venezuela is restricted due to the low volume of U.S. dollars available for conversion. As a result of the floating DICOM rate, the Company expects to continue to record losses on foreign currency exchange, may incur additional write-downs of receivables or impairment charges and will continue to record our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update are intended to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a consolidated statement of financial position. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The standard was prospectively adopted by the Company on January 1, 2017. Had the Company retrospectively adopted the standard, as of December 31, 2016, the line items prepaid expenses and other assets and accounts payable and accrued expenses in our consolidated balance sheet would have been reduced by $80 million and $692 million, respectively, as a result of reclassifying the current deferred tax assets and liabilities. The offsetting impact for the reclassifications as of December 31, 2016 would have increased the noncurrent line items other assets and deferred income taxes in our consolidated balance sheet by $54 million and $666 million, respectively.
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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted ASU 2016-09 on January 1, 2017 by prospectively recognizing excess tax benefits and tax deficiencies in our consolidated statement of income as the awards vested or were settled. Effective January 1, 2017, the Company also prospectively presented excess tax benefits as an operating activity, rather than a financing activity, in our consolidated statement of cash flows. Had these changes been required to be adopted retrospectively, during the three months ended April 1, 2016, the Company would have recognized an additional $96 million of excess tax benefit in our consolidated statement of income. Additionally, during the three months ended April 1, 2016, the Company would have reduced our financing activities and increased our operating activities by $96 million, respectively, in our consolidated statement of cash flows. The Company has elected, consistent with past practice, to estimate the number of awards that are expected to vest to determine the amount of stock-based compensation expense amounts recognized in earnings.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for the Company beginning January 1, 2018 and will be applied using a modified retrospective basis. We are currently evaluating the impact that ASU 2016-16 will have on our consolidated financial statements and, based on our preliminary review of recent transactions, we expect to record a deferred income tax asset in our cumulative-effect adjustment resulting from certain intra-entity transfers. Our assessment of the impact that ASU 2016-16 has on all applicable transactions and the calculation of the cumulative-effect adjustment will be finalized in 2017.
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
In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which defines the term "in-substance nonfinancial asset" and clarifies the scope and accounting of a financial asset that meets the definition. ASU 2017-05 also provides guidance for partial sales of nonfinancial assets. ASU 2017-05 may be adopted under a retrospective or modified retrospective approach and is effective for the Company beginning January 1, 2018. We are currently evaluating the impact that ASU 2017-05 will have on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of the Company's net periodic pension cost and net periodic postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of net periodic benefit cost being classified outside of a subtotal of income from operations. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. ASU 2017-07 is effective for the Company beginning January 1, 2018 and is required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. ASU 2017-07 allows a practical expedient for the estimation basis for applying the retrospective presentation requirements and requires the prospective adoption, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets. The Company is currently evaluating the impact that ASU 2017-07 will have on our consolidated financial statements.

NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the three months ended March 31, 2017, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $337 million, which primarily related to the acquisition of AdeS, a plant-based beverage business, by the Company and several of its bottling partners in Latin America.
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
Divestitures
During the three months ended March 31, 2017, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $1,430 million, primarily related to proceeds from the refranchising of certain of our bottling territories in North America and an advance payment received related to the pending refranchising of our China bottling operations.
During the three months ended April 1, 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $291 million, primarily related to proceeds from the refranchising of certain of our bottling territories in North America.
North America Refranchising
In conjunction with implementing a new beverage partnership model in North America, the Company refranchised bottling territories that were previously managed by Coca-Cola Refreshments ("CCR") to certain of our unconsolidated bottling partners. These territories generally border these bottlers' existing territories, allowing each bottler to better service local customers and provide more efficient execution. By entering into comprehensive beverage agreements ("CBAs") with each of the bottlers, we granted certain exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products as defined by the CBA. In some cases, the Company has entered into, or agreed to enter into, manufacturing agreements that authorize certain bottlers that have executed a CBA to manufacture certain beverage products. If a bottler has not entered into a specific manufacturing agreement, then under the CBA for these territories, CCR retains the rights to produce these beverage products, and the bottlers will purchase from CCR (or other Company-authorized manufacturing bottlers) substantially all of the related finished products needed in order to service the customers in these territories.
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
During the three months ended March 31, 2017 and April 1, 2016, cash proceeds from these sales totaled $726 million and $277 million, respectively. Included in the cash proceeds for the three months ended March 31, 2017 and April 1, 2016 was $139 million and $105 million, respectively, from Coca-Cola Bottling Co. Consolidated ("CCBCC"), an equity method investee.

Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized losses of $497 million and $369 million during the three months ended March 31, 2017 and April 1, 2016, respectively. These losses primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale and were included in the line item other income (loss) — net in our condensed consolidated statements of income. See further discussion of assets and liabilities held for sale below. We expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
During the three months ended March 31, 2017, the Company incurred $106 million of expense primarily related to payments made to certain of our unconsolidated bottling partners in order to convert the bottling agreements for their legacy territories and any previously refranchised territories to a single form of CBA with additional requirements. The additional requirements generally include a binding national governance model, mandatory incidence pricing and additional core performance requirements, among other things. As a result of these conversions, the legacy territories and any previously refranchised territories for each of the related bottling partners will be governed under similar CBAs, which will provide consistency across each such bottler's respective territory, and consistency with other U.S. bottlers that have been granted or converted to this form of CBA. The expense related to these payments was included in the line item other income (loss) — net in our condensed consolidated statement of income during the three months ended March 31, 2017.
Keurig Green Mountain, Inc.
In March 2016, a JAB Holding Company-led investor group acquired Keurig Green Mountain, Inc. ("Keurig"), including the shares held by the Company, for $92 per share. As a result of the transaction, the Company received proceeds of $2,380 million, which were recorded in the line item proceeds from disposals of investments in our condensed consolidated statement of cash flows, and recorded a gain of $18 million related to the disposal of our shares of Keurig in the line item other income (loss) — net in our condensed consolidated statement of income during the three months ended April 1, 2016.
Assets and Liabilities Held for Sale
North America Refranchising
As of March 31, 2017, the Company had entered into agreements, or otherwise approved plans, to refranchise additional bottling territories in North America. For bottling territories that met the criteria to be classified as held for sale, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price and present the related assets and liabilities as separate line items in our condensed consolidated balance sheet. The Company expects that these bottling territories will be refranchised at various times throughout 2017. Refer to Note 16.
Refranchising of China Bottling Operations
In November 2016, the Company entered into definitive agreements for the sale of the Company-owned bottling operations in China to the two existing franchise bottlers and to sell a related cost method investment to one of the franchise bottlers. As a result, the Company's bottling operations in China and a related cost method investment met the criteria to be classified as held for sale, which requires us to present the related assets and liabilities as separate line items in our condensed consolidated balance sheet. We were not required to record these assets and liabilities at fair value less any costs to sell because their fair value approximates our carrying value. On March 31, 2017, we received an advance payment of $703 million related to this transaction which has been reflected in the line item accounts payable and accrued expenses in our condensed consolidated balance sheet. A substantial portion of the transaction closed on April 1, 2017. Refer to Note 16.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheets (in millions):

	March 31, 2017		December 31, 2016
Cash, cash equivalents and short-term investments	$317		$49
Trade accounts receivable, less allowances	264		43
Inventories	268		264
Prepaid expenses and other assets	105		114
Equity method investments	—		1
Other investments	42		42
Other assets	19		17
Property, plant and equipment — net	2,093		1,780
Bottlers' franchise rights with indefinite lives	2,501		1,388
Goodwill	744		390
Other intangible assets	98		51
Allowance for reduction of assets held for sale	(662)		(1,342)
Total assets	$5,789	[1]	$2,797	[3]
Accounts payable and accrued expenses	$553		$393
Loans and notes payable	745		—
Accrued income taxes	13		13
Other liabilities	7		1
Deferred income taxes	908		303
Total liabilities	$2,226	[2]	$710	[4]
1 Consists of total assets relating to North America refranchising of $4,163 million, China bottling operations of $1,609 million and other assets held for sale of $17 million, which are included in the Bottling Investments and Corporate operating segments.

[2]
Consists of total liabilities relating to North America refranchising of $1,639 million, China bottling operations of $584 million and other liabilities held for sale of $3 million, which are included in the Bottling Investments and Corporate operating segments.

3 Consists of total assets relating to North America refranchising of $1,247 million, China bottling operations of $1,533 million and other assets held for sale of $17 million, which are included in the Bottling Investments and Corporate operating segments.

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
Trading Securities
As of March 31, 2017 and December 31, 2016, our trading securities had a fair value of $400 million and $384 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $51 million and $39 million as of March 31, 2017 and December 31, 2016, respectively.

The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	March 31, 2017	December 31, 2016
Marketable securities	$296	$282
Other assets	104	102
Total	$400	$384
Available-for-Sale and Held-to-Maturity Securities
As of March 31, 2017 and December 31, 2016, the Company did not have any held-to-maturity securities. As of March 31, 2017, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$1,287	$666	$(19)	$1,934
Debt securities	4,766	79	(15)	4,830
Total	$6,053	$745	$(34)	$6,764
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2016, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$1,252	$425	$(22)	$1,655
Debt securities	4,700	89	(31)	4,758
Total	$5,952	$514	$(53)	$6,413
1 Refer to Note 14 for additional information related to the estimated fair value.
The sale and/or maturity of available-for-sale securities resulted in the following realized activity (in millions):

	Three Months Ended
	March 31, 2017	April 1, 2016
Gross gains	$26	$100
Gross losses	(7)	(30)
Proceeds	3,094	4,516
As of March 31, 2017 and December 31, 2016, the Company had investments classified as available-for-sale in which our cost basis exceeded the fair value of our investment. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
The Company uses two of its consolidated insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captives are required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of March 31, 2017 and December 31, 2016, the Company's available-for-sale securities included solvency capital funds of $1,025 million and $985 million, respectively.

The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$1,521	$682
Marketable securities	2,998	3,769
Other investments	1,088	849
Other assets	1,157	1,113
Total	$6,764	$6,413
The contractual maturities of these available-for-sale securities as of March 31, 2017 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$1,996	$1,996
After 1 year through 5 years	2,318	2,353
After 5 years through 10 years	176	193
After 10 years	276	288
Equity securities	1,287	1,934
Total	$6,053	$6,764
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of March 31, 2017 and December 31, 2016. Our cost method investments had carrying values of $142 million and $140 million as of March 31, 2017 and December 31, 2016, respectively.
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

	March 31, 2017	December 31, 2016
Raw materials and packaging	$1,654	$1,565
Finished goods	962	844
Other	269	266
Total inventories	$2,885	$2,675

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

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	March 31, 2017	December 31, 2016
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$237	$400
Foreign currency contracts	Other assets	77	60
Interest rate contracts	Other assets	77	105
Total assets		$391	$565
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$90	$40
Foreign currency contracts	Other liabilities	68	54
Commodity contracts	Accounts payable and accrued expenses	1	1
Interest rate contracts	Accounts payable and accrued expenses	36	36
Interest rate contracts	Other liabilities	60	47
Total liabilities		$255	$178
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
2 Refer to Note 14 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	March 31, 2017	December 31, 2016
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$50	$284
Commodity contracts	Prepaid expenses and other assets	32	27
Commodity contracts	Other assets	1	1
Other derivative instruments	Prepaid expenses and other assets	4	4
Other derivative instruments	Other assets	—	1
Total assets		$87	$317
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$23	$60
Foreign currency contracts	Other liabilities	17	16
Commodity contracts	Accounts payable and accrued expenses	4	16
Commodity contracts	Other liabilities	1	1
Interest rate contracts	Accounts payable and accrued expenses	—	8
Interest rate contracts	Other liabilities	—	1
Other derivative instruments	Accounts payable and accrued expenses	3	2
Other derivative instruments	Other liabilities	2	5
Total liabilities		$50	$109
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualify for the Company's foreign currency cash flow hedging program were $5,484 million and $6,074 million as of March 31, 2017 and December 31, 2016, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of the foreign currency denominated debt due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. The total notional values for the Company's cross-currency swaps were $1,851 million as of both March 31, 2017 and December 31, 2016.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $8 million and $12 million as of March 31, 2017 and December 31, 2016, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $1,500 million as of both March 31, 2017 and December 31, 2016.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended March 31, 2017 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(87)	Net operating revenues	$107	$—	[2]
Foreign currency contracts	(11)	Cost of goods sold	3	—	[2]
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	15	Other income (loss) — net	27	(8)
Interest rate contracts	1	Interest expense	(8)	—
Commodity contracts	(1)	Cost of goods sold	1	—
Total	$(83)		$128	$(8)
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
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended April 1, 2016 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(346)	Net operating revenues	$140	$—	[2]
Foreign currency contracts	(24)	Cost of goods sold	20	—	[2]
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	42	Other income (loss) — net	43	—
Commodity contracts	(157)	Cost of goods sold	(2)	—
Total	$(485)		$199	$—
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of March 31, 2017, the Company estimates that it will reclassify into earnings during the next 12 months $402 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of March 31, 2017, such adjustments had cumulatively increased the carrying value of our long-term debt by $34 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $6,691 million and $6,158 million as of March 31, 2017 and December 31, 2016, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $1,118 million and $1,163 million as of March 31, 2017 and December 31, 2016, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended March 31, 2017 and April 1, 2016 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Three Months Ended
		March 31, 2017	April 1, 2016
Interest rate contracts	Interest expense	$(42)	$306
Fixed-rate debt	Interest expense	33	(277)
Net impact to interest expense		$(9)	$29
Foreign currency contracts	Other income (loss) — net	$(19)	$51
Available-for-sale securities	Other income (loss) — net	22	(58)
Net impact to other income (loss) — net		$3	$(7)
Net impact of fair value hedging instruments		$(6)	$22
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and a portion of its foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation adjustment, a component of AOCI, to offset the changes in the values of the net investments being hedged. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the change in the carrying value of the designated portion of the non-derivative financial instrument due to changes in foreign currency exchange rates is recorded in net foreign currency translation adjustment. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2017	April 1, 2016
Foreign currency contracts	$5	$100	$(13)	$(145)
Foreign currency denominated debt	11,640	11,113	2	(521)
Total	$11,645	$11,213	$(11)	$(666)
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three months ended March 31, 2017 and April 1, 2016. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended March 31, 2017 and April 1, 2016. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statements of cash flows.
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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $6,259 million and $5,276 million as of March 31, 2017 and December 31, 2016, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $466 million and $447 million as of March 31, 2017 and December 31, 2016, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	March 31, 2017	April 1, 2016
Foreign currency contracts	Net operating revenues	$(10)	$(25)
Foreign currency contracts	Cost of goods sold	—	(3)
Foreign currency contracts	Other income (loss) — net	36	(62)
Commodity contracts	Net operating revenues	(3)	(1)
Commodity contracts	Cost of goods sold	31	23
Commodity contracts	Selling, general and administrative expenses	(1)	(2)
Other derivative instruments	Selling, general and administrative expenses	12	8
Other derivative instruments	Other income (loss) — net	—	(10)
Total		$65	$(72)
NOTE 6: DEBT AND BORROWING ARRANGEMENTS
During the three months ended March 31, 2017, the Company issued euro-denominated debt of €2,500 million. The carrying value of this debt as of March 31, 2017 was $2,639 million. The general terms of the notes issued are as follows:

•	€1,500 million total principal amount of notes due March 8, 2019 at a variable interest rate equal to the three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.25 percent;

•	€500 million total principal amount of notes due March 9, 2021, at a fixed interest rate of 0.00 percent; and

•	€500 million total principal amount of notes due March 8, 2024, at a fixed interest rate of 0.50 percent.
During the three months ended March 31, 2017, the Company retired upon maturity €2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three-month EURIBOR plus 0.15 percent.

NOTE 7: COMMITMENTS AND CONTINGENCIES
Guarantees
As of March 31, 2017, we were contingently liable for guarantees of indebtedness owed by third parties of $578 million, of which $232 million related to variable interest entities. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $530 million and $527 million as of March 31, 2017 and December 31, 2016, respectively.
NOTE 8: OTHER COMPREHENSIVE INCOME
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	March 31, 2017	December 31, 2016
Foreign currency translation adjustments	$(8,860)	$(9,780)
Accumulated derivative net gains (losses)	193	314
Unrealized net gains (losses) on available-for-sale securities	464	305
Adjustments to pension and other benefit liabilities	(2,003)	(2,044)
Accumulated other comprehensive income (loss)	$(10,206)	$(11,205)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Three Months Ended March 31, 2017
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$1,182	$2	$1,184
Other comprehensive income:
Net foreign currency translation adjustment	920	1	921
Net gain (loss) on derivatives[1]	(121)	—	(121)
Net change in unrealized gain (loss) on available-for-sale securities[2]	159	—	159
Net change in pension and other benefit liabilities[3]	41	—	41
Total comprehensive income	$2,181	$3	$2,184
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended March 31, 2017	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$472	$47	$519
Gains (losses) on intra-entity transactions that are of a long-term-investment nature	408	—	408
Gains (losses) on net investment hedges arising during the period[1]	(11)	4	(7)
Net foreign currency translation adjustments	869	51	920
Derivatives:
Gains (losses) arising during the period	(78)	32	(46)
Reclassification adjustments recognized in net income	(120)	45	(75)
Net gains (losses) on derivatives[1]	(198)	77	(121)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	258	(87)	171
Reclassification adjustments recognized in net income	(19)	7	(12)
Net change in unrealized gain (loss) on available-for-sale securities[2]	239	(80)	159
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	(4)	19	15
Reclassification adjustments recognized in net income	41	(15)	26
Net change in pension and other benefit liabilities[3]	37	4	41
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$947	$52	$999

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended April 1, 2016	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$34	$106	$140
Gains (losses) on net investment hedges arising during the period[1]	(666)	255	(411)
Net foreign currency translation adjustments	(632)	361	(271)
Derivatives:
Gains (losses) arising during the period	(485)	182	(303)
Reclassification adjustments recognized in net income	(199)	75	(124)
Net gains (losses) on derivatives[1]	(684)	257	(427)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	133	(28)	105
Reclassification adjustments recognized in net income	(70)	17	(53)
Net change in unrealized gain (loss) on available-for-sale securities[2]	63	(11)	52
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	6	(3)	3
Reclassification adjustments recognized in net income	43	(15)	28
Net change in pension and other benefit liabilities[3]	49	(18)	31
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,204)	$589	$(615)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded during the three months ended March 31, 2017 (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended March 31, 2017
Derivatives:
Foreign currency contracts	Net operating revenues	$(107)
Foreign currency and commodity contracts	Cost of goods sold	(4)
Foreign currency contracts	Other income (loss) — net	(19)
Foreign currency and interest rate contracts	Interest expense	10
	Income before income taxes	(120)
	Income taxes	45
	Consolidated net income	$(75)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$(19)
	Income before income taxes	(19)
	Income taxes	7
	Consolidated net income	$(12)
Pension and other benefit liabilities:
Divestitures, deconsolidations and other	Other income (loss) — net	$—
Recognized net actuarial loss (gain)	*	46
Recognized prior service cost (credit)	*	(5)
	Income before income taxes	41
	Income taxes	(15)
	Consolidated net income	$26

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

NOTE 9: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2016	4,288	$23,220	$65,502	$(11,205)	$1,760	$14,993	$(47,988)	$158
Comprehensive income (loss)	—	2,184	1,182	999	—	—	—	3
Dividends paid/payable to shareowners of The Coca-Cola Company	—	(1,585)	(1,585)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(1)	—	—	—	—	—	(1)
Purchases of treasury stock	(29)	(1,229)	—	—	—	—	(1,229)	—
Impact related to stock compensation plans	14	447	—	—	—	204	243	—
Other activities	—	31	—	—	—	—	—	31
March 31, 2017	4,273	$23,067	$65,099	$(10,206)	$1,760	$15,197	$(48,974)	$191

NOTE 10: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended March 31, 2017, the Company recorded other operating charges of $308 million. These charges primarily consisted of $139 million related to the Company's productivity and reinvestment program and charges of $104 million related to certain intangible assets. The charges related to intangible assets included an $84 million impairment of CCR goodwill and impairments of $20 million related to Venezuelan intangible assets. In addition, other operating charges included $57 million related to costs incurred to refranchise certain of our bottling operations. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 1 for additional information about the Venezuelan intangible assets and Note 14 for information on how the Company determined the asset impairment charges. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended April 1, 2016, the Company incurred other operating charges of $311 million. These charges included $63 million due to the Company's productivity and reinvestment program and $199 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $45 million related to costs incurred to refranchise certain of our bottling operations. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives and Note 15 for the impact these charges had on our operating segments.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three months ended March 31, 2017 and April 1, 2016, the Company recorded net charges of $58 million and $3 million, respectively. These amounts primarily represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 15 for the impact these items had on our operating segments.
Other Income (Loss) — Net
During the three months ended March 31, 2017, the Company recognized losses of $497 million due to the refranchising of certain bottling territories in North America and charges of $106 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 for additional information on the North America refranchising and the conversion payments. Refer to Note 15 for the impact these items had on our operating segments.
During the three months ended April 1, 2016, the Company recognized losses of $369 million due to the refranchising of certain bottling territories in North America, partially offset by a gain of $18 million resulting from the Company's disposal of its investment in Keurig. Refer to Note 2 for additional information on the North America refranchising and the Keurig investment disposal. Refer to Note 15 for the impact these items had on our operating segments.
NOTE 11: PRODUCTIVITY, INTEGRATION AND RESTRUCTURING INITIATIVES
Productivity and Reinvestment
In February 2012, the Company announced a productivity and reinvestment program designed to further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and the integration of Coca-Cola Enterprises Inc.'s ("Old CCE") former North America bottling operations.
In February 2014, the Company announced the expansion of our productivity and reinvestment program to drive incremental productivity that will primarily be redirected into increased media investments. Our incremental productivity goal consists of two relatively equal components. First, we will expand savings through global supply chain optimization, data and information technology systems standardization, and resource and cost reallocation. Second, we will increase the effectiveness of our marketing investments by transforming our marketing and commercial model to redeploy resources into more consumer-facing marketing investments to accelerate growth.

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
The Company has incurred total pretax expenses of $2,547 million related to this program since it commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended March 31, 2017 (in millions):

	Accrued Balance December 31, 2016	Costs Incurred Three Months Ended March 31, 2017	Payments	Noncash and Exchange	Accrued Balance March 31, 2017
Severance pay and benefits	$123	$90	$(36)	$—	$177
Outside services	6	16	(13)	1	10
Other direct costs	22	33	(34)	(3)	18
Total	$151	$139	$(83)	$(2)	$205
Integration of Our German Bottling Operations
In 2008, the Company began the integration of our German bottling operations acquired in 2007. The Company incurred total pretax expenses of $1,367 million related to this initiative since it commenced, including expenses of $199 million incurred during the three months ended April 1, 2016. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities were primarily due to involuntary terminations. During the year ended December 31, 2016, the Company deconsolidated our German bottling operations. Therefore, there was no remaining accrual balance as of December 31, 2016.
NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Service cost	$50	$59	$5	$5
Interest cost	78	80	8	8
Expected return on plan assets[1]	(161)	(164)	(3)	(3)
Amortization of prior service cost (credit)	—	—	(5)	(5)
Amortization of net actuarial loss	44	46	2	2
Net periodic benefit cost	11	21	7	7
Special termination benefits[2]	18	8	—	—
Total cost recognized in condensed consolidated statements of income	$29	$29	$7	$7
1 The weighted-average expected long-term rates of return on plan assets used in computing 2017 net periodic benefit cost are 8.0 percent for pension benefits and 4.5 percent for other benefits.

[2]	The special termination benefits were primarily related to North America refranchising and the Company's productivity, restructuring and integration initiatives. Refer to Note 2 and Note 11.
During the three months ended March 31, 2017, the Company contributed $43 million to our pension plans, and we anticipate making additional contributions of approximately $56 million during the remainder of 2017. The Company contributed $493 million to our pension plans during the three months ended April 1, 2016.

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
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2017 is 24.0 percent. However, in arriving at this estimate we do not include the estimated impact of significant operating and nonoperating items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 7.
The Company recorded income tax expense of $323 million (21.4 percent effective tax rate) and $401 million (21.2 percent effective tax rate) during the three months ended March 31, 2017 and April 1, 2016, respectively.
The following table illustrates the income tax expense (benefit) associated with significant operating and nonoperating items for the interim periods presented (in millions):

	Three Months Ended
	March 31, 2017		April 1, 2016
Asset impairments	$—	[1]	$—
Productivity and reinvestment program	(52)	[2]	(21)	[2]
Other productivity, integration and restructuring initiatives	—		—	[3]
Transaction gains and losses	(174)	[4]	(143)	[5]
Certain tax matters	(30)	[6]	(6)	[7]
Other — net	(17)	[8]	(1)	[9]

[1]	Related to charges of $104 million due to the impairment of certain of the Company's intangible assets. Refer to Note 10 and Note 14.

[2]
Related to charges of $139 million and $63 million during the three months ended March 31, 2017 and April 1, 2016, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

[3]	Related to charges of $199 million during the three months ended April 1, 2016. These charges were due to the integration of our German bottling operations. Refer to Note 10 and Note 11.

[4]
Related to charges of $665 million primarily on pretax charges of $497 million as a result of the refranchising of certain bottling territories in North America, $57 million related to costs incurred to refranchise certain of our bottling operations and charges of $106 million primarily related to payments made to convert certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 and Note 10.

[5]
Related to a net charge of $397 million that primarily included $369 million of charges primarily due to the refranchising of bottling territories in North America and $45 million related to costs incurred to refranchise certain of our bottling operations, partially offset by an $18 million gain related to the disposal of our investment in Keurig. Refer to Note 2 and Note 10.

[6]
Related to $53 million of excess tax benefits associated with the Company's share-based compensation arrangements partially offset by changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[7]
Primarily related to amounts required to be recorded as a result of a tax rate change in Japan and for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[8]
Related to charges of $64 million that included a $58 million net charge due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and a $6 million charge due to tax litigation expense. Refer to Note 10.

[9]
Related to charges of $6 million that included a $3 million net charge due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and a $3 million charge due to tax litigation expense. Refer to Note 10.

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

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 (in millions):

	Level 1	Level 2	Level 3		Other[4]	Netting Adjustment	[5]	Fair Value Measurements
Assets:
Trading securities[1]	$215	$117	$3		$65	$—		$400
Available-for-sale securities[1]	1,934	4,687	143	[3]	—	—		6,764
Derivatives[2]	7	471	—		—	(356)	[6]	122	[8]
Total assets	$2,156	$5,275	$146		$65	$(356)		$7,286
Liabilities:
Derivatives[2]	$(5)	$(300)	$—		$—	$273	[7]	$(32)	[8]
Total liabilities	$(5)	$(300)	$—		$—	$273		$(32)

[1]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.
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
6 The Company is obligated to return $146 million in cash collateral it has netted against its net asset derivative position.

[7]	The Company has the right to reclaim $60 million in cash collateral it has netted against its derivative position.

[8]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheets as follows: $122 million in the line item other assets and $32 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in millions):

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
6 The Company is obligated to return $201 million in cash collateral it has netted against its derivative position.

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

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three months ended March 31, 2017 and April 1, 2016.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended March 31, 2017 and April 1, 2016.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The gains or losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended
	March 31, 2017		April 1, 2016
Assets held for sale[1]	$(367)		$(315)
Intangible assets	(104)	[2]	—
Total	$(471)		$(315)

[1]
The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. These losses related to refranchising activities in North America, which were calculated based on Level 3 inputs. Refer to Note 2.

2 The Company recognized losses of $104 million during the three months ended March 31, 2017 due to impairment charges on certain intangible assets. The charges included $84 million related to the impairment of CCR goodwill recorded in our Bottling Investments operating segment, primarily as a result of current quarter refranchising activities in North America and management's estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. This charge was determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value. Additionally, the charges included $20 million of impairments related to Venezuelan intangible assets that were recorded due to weaker sales resulting from continued political instability. The fair value of these assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 10.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of March 31, 2017, the carrying amount and fair value of our long-term debt, including the current portion, were $33,723 million and $34,081 million, respectively. As of December 31, 2016, the carrying amount and fair value of our long-term debt, including the current portion, were $33,211 million and $33,752 million, respectively.

NOTE 15: OPERATING SEGMENTS
Information about our Company's operations by operating segment as of and for the three months ended March 31, 2017 and April 1, 2016 is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2017
Net operating revenues:
Third party	$1,632	$913	$1,622	$1,078	$3,844	$29	$—	$9,118
Intersegment	—	13	772	130	23	—	(938)	—
Total net revenues	1,632	926	2,394	1,208	3,867	29	(938)	9,118
Operating income (loss)	867	505	569	545	(110)	(394)	—	1,982
Income (loss) before income taxes	885	507	473	549	(542)	(365)	—	1,507
Identifiable operating assets	5,044	1,959	17,040	2,157	15,165	31,853	—	73,218
Noncurrent investments	1,345	874	106	166	12,056	3,436	—	17,983
2016
Net operating revenues:
Third party	$1,609	$917	$1,421	$1,102	$5,251	$(18)	$—	$10,282
Intersegment	141	18	943	133	41	3	(1,279)	—
Total net revenues	1,750	935	2,364	1,235	5,292	(15)	(1,279)	10,282
Operating income (loss)	927	523	581	551	(118)	(323)	—	2,141
Income (loss) before income taxes	950	518	580	554	(432)	(276)	—	1,894
Identifiable operating assets	4,316	2,108	16,776	2,178	22,266	29,823	—	77,467
Noncurrent investments	1,356	692	106	160	8,170	3,312	—	13,796
As of December 31, 2016
Identifiable operating assets	$4,067	$1,785	$16,566	$2,024	$15,973	$29,606	$—	$70,021
Noncurrent investments	1,302	804	109	164	11,456	3,414	—	17,249
During the three months ended March 31, 2017, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Europe, Middle East and Africa, $35 million for North America, $1 million for Asia Pacific, $14 million for Bottling Investments and $87 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by $57 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 10.

•
Operating income (loss) and income (loss) before income taxes were reduced by $84 million for Bottling Investments and $20 million for Corporate due to impairment charges recorded on certain of the Company's intangible assets. Refer to Note 1 and Note 10.

•
Income (loss) before income taxes was reduced by $4 million for Europe, Middle East and Africa, $53 million for Bottling Investments and $1 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $106 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	Income (loss) before income taxes was reduced by $497 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 10.

During the three months ended April 1, 2016, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $3 million for Europe, Middle East and Africa, $31 million for North America, $1 million for Asia Pacific, $220 million for Bottling Investments and $7 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $45 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 10.

•	Income (loss) before income taxes was reduced by $369 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 10.

•
Income (loss) before income taxes was reduced by $3 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 10.

•	Income (loss) before income taxes was increased by $18 million for Corporate as a result of the disposal of our investment in Keurig. Refer to Note 2.
NOTE 16: SUBSEQUENT EVENTS
Refranchising of China Bottling Operations
On April 1, 2017, the Company sold a substantial portion of its bottling operations in China to the two local franchise bottlers. We received $703 million on March 31, 2017 in advance of the closing, which was reflected in the line item accounts payable and accrued expenses in our condensed consolidated balance sheet as of March 31, 2017. The sales of the remaining bottling operations and related cost method investment are expected to close in the second quarter of 2017.
Japanese Bottler Merger
On April 1, 2017, Coca-Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") integrated their businesses to establish Coca-Cola Bottlers Japan Inc. ("CCBJ"). In exchange for our existing equity interests in CCW and CCEJ, we received an approximate 16 percent equity interest in CCBJ.
North America Refranchising
On April 1, 2017, the Company refranchised the Southwest operating unit of CCR, which includes Texas and parts of Oklahoma, New Mexico and Arkansas, in a transaction with Arca Continental, S.A.B. de C.V. ("Arca"). In conjunction with the transaction, Arca contributed its existing beverage business to AC Bebidas, S. de R.L. de C.V. ("AC Bebidas"), a subsidiary of Arca. CCR contributed its Southwest operating unit to AC Bebidas in exchange for an approximate 20 percent interest in AC Bebidas. Additionally, CCR contributed or expects to contribute approximately $150 million of cash, net of cash to be received, subject to post-closing adjustments. Arca owns the remaining interest in AC Bebidas. As a condition to the closing of this transaction, we anticipate acquiring certain trademarks and a related business from AC Bebidas in the second half of 2017.
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016. As a result, management must make numerous assumptions which involve a significant amount of judgment when completing recoverability and impairment tests of current and noncurrent assets in various regions around the world.
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
Investments in Equity and Debt Securities
Investments classified as trading securities are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. We review our investments in equity and debt securities that are accounted for using the equity method or cost method or that are classified as available-for-sale or held-to-maturity each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe a hypothetical marketplace participant would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value.
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
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

March 31, 2017	Estimated Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$4,715	$3,272	$1,443
Coca-Cola FEMSA, S.A.B. de C.V.	4,191	1,649	2,542
Coca-Cola European Partners plc	3,315	3,222	93
Coca-Cola HBC AG	2,176	1,100	1,076
Coca-Cola Amatil Limited	1,852	702	1,150
Coca-Cola East Japan Co., Ltd.	920	508	412
Embotelladora Andina S.A.	551	290	261
Coca-Cola Bottling Co. Consolidated	511	118	393
Coca-Cola İçecek A.Ş.	506	230	276
Corporación Lindley S.A.	221	119	102
Total	$18,958	$11,210	$7,748
As of March 31, 2017, gross unrealized gains and losses on available-for-sale securities were $745 million and $34 million, respectively. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
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

The assessment of recoverability and the performance of impairment tests of intangible assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of intangible assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions exist in future periods, future impairment charges could result. Refer to the heading "Operations Review" below for additional information related to our present business environment. Certain factors discussed above are impacted by our current business environment and are discussed throughout this report, as appropriate.
Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with U.S. GAAP, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions that we believe a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, our Company may recognize an impairment of an intangible asset in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts.
We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our operating segments are subdivided into smaller geographic regions or territories that we sometimes refer to as "business units." These business units are also our reporting units. The Bottling Investments operating segment includes all Company-owned or consolidated bottling operations, regardless of geographic location, including Coca-Cola Refreshments' ("CCR") bottling and associated supply chain operations in the United States and Canada. Generally, each Company-owned or consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
In order to test for goodwill impairment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use.
During the three months ended March 31, 2017, the Company recorded charges of $104 million related to certain intangible assets. These charges included $84 million related to the impairment of CCR goodwill recorded in our Bottling Investments operating segment, primarily as a result of current quarter refranchising activities in North America and management's estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. This charge was recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income and was determined by comparing the fair value of the reporting unit to its carrying value. The remaining carrying value of CCR goodwill is $600 million. Additionally, the charges included $20 million of impairments related to Venezuelan intangible assets that were recorded due to weaker sales resulting from continued political instability. These charges were recorded in our Corporate operating segment in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the assets, derived using discounted cash flow analyses, to the respective carrying values.
The Company did not record any significant impairment charges related to intangible assets during the three months ended April 1, 2016.

If macroeconomic conditions worsen or our current financial projections are not achieved, it is possible that we may experience significant impairments of some of our intangible assets, including goodwill, which would require us to recognize impairment charges. On June 7, 2007, our Company acquired Energy Brands Inc., also known as glacéau, for approximately $4.1 billion. The total combined fair value of the various trademarks in the glacéau portfolio significantly exceeds the remaining combined carrying value of $2.9 billion as of March 31, 2017. However, the fair value of one of the individual trademarks in the portfolio currently approximates its carrying value. If the future operating results of this trademark do not support the current financial projections, or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge related to this trademark. Management will continue to monitor the fair value of our intangible assets in future periods.
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
Our Bottling Investments operating segment and our other finished product operations typically generate net operating revenues by selling sparkling soft drinks and a variety of other beverages, such as juices, juice drinks, sports drinks, waters, teas and coffees, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these consolidated finished product operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate to the authorized unconsolidated bottling and canning operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (concentrate sales volume or unit case volume, as appropriate), (2) acquisitions and divestitures (including structural changes defined below), as applicable, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues" below.
We generally refer to acquisitions and divestitures of bottling, distribution or canning operations and consolidation or deconsolidation of bottling and distribution entities for accounting purposes as structural changes, which are a component of acquisitions and divestitures ("structural changes"). Typically, structural changes do not impact the Company's unit case volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's acquisitions and divestitures.
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
During 2017 and 2016, the Company refranchised bottling territories in North America that were previously managed by CCR to certain of our unconsolidated bottling partners. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our North America and Bottling Investments operating segments. In addition, for non-Company-owned and licensed beverage products sold in the refranchised territories for which the Company no longer reports unit case volume, we have eliminated the unit case volume from the base year when calculating 2017 versus 2016 volume growth rates on a consolidated basis as well as for the North America and Bottling Investments operating segments. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
During 2016, the Company deconsolidated its South African bottling operations and disposed of its related equity method investment in exchange for equity method investments in Coca-Cola Beverages Africa Proprietary Limited ("CCBA") and CCBA's South African subsidiary. As part of the transaction, the Company also acquired and licensed several brands. The impacts of the deconsolidation, the disposal of the related equity method investment and the new equity method investments have been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Europe, Middle East and Africa and Bottling Investments operating segments and equity income on a consolidated basis as well as for our Bottling Investments operating segment. The brands and licenses that the Company acquired impacted the Company's unit case volume and concentrate sales volume and therefore, in addition to being included as a structural change, they are also considered acquired brands. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
Also in 2016, the Company deconsolidated our German bottling operations as a result of their being combined to create Coca-Cola European Partners plc ("CCEP"). As a result of the transaction, the Company now owns an equity method investment in CCEP. Accordingly, the impact of the deconsolidation and new equity method investment has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Europe, Middle East and Africa and Bottling Investments operating segments and equity income on a consolidated basis as well as for our Bottling Investments operating segment. During 2016, the Company also changed our funding arrangement with our bottling partners in China, which resulted in a reduction in net operating revenues with an offsetting reduction in direct marketing expense. The impact of the change in the arrangement has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Asia Pacific operating segment. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
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
The Company is currently pursuing certain transactions that, if completed, will be included as structural changes for the applicable periods. We intend to refranchise 100 percent of Company-owned bottling operations in the United States by the end of 2017. Subsequent to March 31, 2017, the Company completed the sale of a substantial portion of the Company-owned bottling operations in China to the two local franchise bottlers. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements. Additionally, the Company has reached an agreement with Anheuser-Busch InBev ("ABI") to transition its interest in CCBA and agreed in principle to acquire ABI's interest in bottling operations in certain other countries. These transactions are subject to the relevant regulatory and minority shareholder approvals and are expected to close by the end of 2017.

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
Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2017 versus 2016
	Three Months Ended March 31, 2017
	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	—%	(3)%
Europe, Middle East & Africa	2%	(1)%	[5]
Latin America	(3)	(6)
North America	—	(1)	[6]
Asia Pacific	1	—
Bottling Investments	(27)	N/A
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
4 Concentrate sales volume represents the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2017 had two fewer days when compared to the first quarter of 2016, and the fourth quarter of 2017 will have one additional day when compared to the fourth quarter of 2016.

[5]	After considering the impact of structural changes, concentrate sales volume for Europe, Middle East and Africa for the three months ended March 31, 2017 declined 2 percent.

[6]	After considering the impact of structural changes, concentrate sales volume for North America for the three months ended March 31, 2017 declined 3 percent.
Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume for 2017 and 2016 reflects the impact of the transfer of distribution rights with respect to non-Company-owned brands that were previously licensed to us in North America bottling territories that have since been refranchised. The Company eliminated the unit case volume related to these structural changes from the base year when calculating the volume growth rates. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above.

Three Months Ended March 31, 2017 versus Three Months Ended April 1, 2016
Unit case volume in Europe, Middle East and Africa grew 2 percent, including 1 point of growth from acquired brands. The group's growth reflected an increase of 1 percent in sparkling soft drinks, an increase of 10 percent in water, enhanced water and sports drinks and a 9 percent increase in tea and coffee. These increases were partially offset by a decrease of 6 percent in juice, dairy and plant-based beverages. The group reported increases in unit case volume in the Western Europe, Middle East & North Africa and West Africa business units. The increases in these business units were partially offset by a 2 percent decline in unit case volume in the South & East Africa business unit.
In Latin America, unit case volume declined 3 percent, which reflected a decline of 5 percent in sparkling soft drinks partially offset by growth in water, enhanced water and sports drinks, tea and coffee and energy drinks. The group's volume decline reflected declines of 20 percent in the Latin Center business unit, 10 percent in the Brazil business unit and 1 percent in the South Latin business unit. These declines were partially offset by unit case volume growth of 5 percent in the Mexico business unit, which reflected 4 percent growth in sparkling soft drinks, 6 percent growth in water, enhanced water and sports drinks and 13 percent growth in juice, dairy and plant-based beverages. Mexico's sparkling soft drinks unit case growth was led by 4 percent growth in Trademark Coca-Cola.
Unit case volume in North America was even, reflecting even sparkling soft drinks volume, a 1 percent increase in juice, dairy and plant-based beverages, growth in energy drinks and a 2 percent decline in tea and coffee. The group's sparkling soft drinks unit case volume included a 4 percent decline in Diet Coke, offset by 4 percent growth in Trademark Sprite and 6 percent growth in Trademark Fanta.
In Asia Pacific, unit case volume increased 1 percent, reflecting an increase of 1 percent in sparkling soft drinks and 4 percent growth in juice, dairy and plant-based beverages. The increase in sparkling soft drinks volume included 2 percent growth in Trademark Coca-Cola and 1 percent growth in both Trademark Sprite and Trademark Fanta. Unit case volume in China and Indonesia grew 3 percent and 5 percent, respectively. The Japan business unit reported unit case volume growth of 1 percent, led by growth in sparkling soft drinks and tea and coffee. The growth in these countries was partially offset by a unit case volume decline of 4 percent in India.
Unit case volume for Bottling Investments declined 27 percent. This decrease primarily reflects the deconsolidation of our German bottling operations in May 2016, the decline in India, as well as a decline in CCR's unit case volume of 27 percent. The decline in CCR's unit case volume is primarily driven by North America refranchising activities. The unfavorable impact of these items on the group's unit case volume results was partially offset by growth in China and other markets where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 32 percent and 68 percent of the unit case volume in China and India, respectively. CCR accounted for 51 percent of the total bottler-distributed unit case volume in North America.
Concentrate Sales Volume
During the three months ended March 31, 2017, worldwide unit case volume was even and concentrate sales volume declined 3 percent compared to the three months ended April 1, 2016. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the three months ended March 31, 2017 was primarily due to having two fewer days during the first quarter of 2017 when compared to the first quarter of 2016. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in a reporting period. In addition to the impact of two fewer days, the differences between unit case volume and concentrate sales volume growth rates in the individual operating segments during the three months ended March 31, 2017 were impacted by the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.

Net Operating Revenues
Three Months Ended March 31, 2017 versus Three Months Ended April 1, 2016
The Company's net operating revenues decreased $1,164 million.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2017 versus 2016
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	(3)%	(10)%	3%	(1)%	(11)%
Europe, Middle East & Africa	(2)%	(3)%	2%	(5)%	(7)%
Latin America	(6)	—	6	(1)	(1)
North America	(3)	2	3	—	1
Asia Pacific	—	—	—	(3)	(2)
Bottling Investments	(4)	(25)	2	—	(27)
Corporate	*	*	*	*	*
Note: Certain rows may not add due to rounding.

*	Calculation is not meaningful.
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
"Price, product and geographic mix" refers to the change in revenue caused by factors such as price changes, the mix of products and packages sold, and the mix of channels and geographic territories where the sales occurred.
Price, product and geographic mix had a 3 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorably impacted as a result of pricing initiatives and product and package mix;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in certain markets;

•	North America — favorably impacted as a result of pricing initiatives and product and package mix; and

•	Bottling Investments — favorably impacted as a result of pricing initiatives and geographic mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 1 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, U.K. pound sterling, Argentine peso and Mexican peso, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the South African rand, Brazilian real, Japanese yen and Australian dollar, which had a favorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; and foreign currency fluctuations. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have an 18 to 19 percent unfavorable impact on 2017 full year net operating revenues. Based on current spot rates and our hedging coverage in place, we expect currencies will continue to have an unfavorable impact on net operating revenues through the end of the year.

Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three months ended March 31, 2017, the Company recorded a gain of $31 million in the line item cost of goods sold in our condensed consolidated statement of income related to the changes in the fair value of these derivative instruments. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin increased to 61.5 percent for the three months ended March 31, 2017, compared to 60.4 percent for the three months ended April 1, 2016. This increase was primarily due to the impact of positive price mix and lower commodity costs, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and acquisitions and divestitures. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to acquisitions and divestitures.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended
	March 31, 2017	April 1, 2016
Stock-based compensation expense	$55	$69
Advertising expenses	898	903
Selling and distribution expenses[1]	1,081	1,396
Other operating expenses	1,281	1,393
Total	$3,315	$3,761
1 Includes operating expenses as well as general and administrative expenses primarily related to our Bottling Investments operating segment.
During the three months ended March 31, 2017, selling, general and administrative expenses decreased $446 million versus the prior year comparable period. During the three months ended March 31, 2017, fluctuations in foreign currency exchange rates decreased total selling, general and administrative expenses by 1 percent. Advertising expenses during the three months ended March 31, 2017 were decreased by 1 percent as a result of foreign currency exchange fluctuations. The decrease in advertising expenses during the three months ended March 31, 2017 was also impacted by the timing of expenses. The decrease in selling and distribution expenses during the three months ended March 31, 2017 reflects the impact of divestitures and the impact of having two fewer days during the first quarter of 2017 when compared to the first quarter of 2016. The decrease in other operating expenses during the three months ended March 31, 2017 reflects the timing of expenses as well as savings from our productivity and reinvestment initiatives. Foreign currency exchange rate fluctuations have a more significant impact on both advertising and other operating expenses as compared to our selling and distribution expenses since they are generally transacted in local currency. Our selling and distribution expenses are primarily related to our Company-owned bottling operations, of which the majority of expenses are attributable to CCR and are primarily denominated in U.S. dollars. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to divestitures.
During the three months ended March 31, 2017, the Company contributed $43 million to our pension plans, and we anticipate making additional contributions of approximately $56 million to our pension plans during the remainder of 2017. During the year ended December 31, 2016, the Company's total pension expense related to defined benefit plans was $238 million, which primarily included $86 million of net periodic benefit cost and $155 million of settlement charges and special termination benefit costs. We expect our total 2017 pension expense to be $377 million, which includes $43 million of net periodic benefit cost and $334 million of estimated settlement charges, curtailment charges and special termination benefit costs expected to be incurred. The decrease in 2017 expected net periodic benefit cost is due to favorable asset performance in 2016 compared to our expected return, partially offset by a decrease in the expected long-term rate of return on assets for the U.S. plans and a decrease in the weighted-average discount rate.
As of March 31, 2017, we had $356 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.6 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended
	March 31, 2017	April 1, 2016
Europe, Middle East & Africa	$2	$3
Latin America	—	—
North America	35	31
Asia Pacific	1	1
Bottling Investments	155	265
Corporate	115	11
Total	$308	$311
During the three months ended March 31, 2017, the Company recorded other operating charges of $308 million. These charges primarily consisted of $139 million related to the Company's productivity and reinvestment program and charges of $104 million related to certain intangible assets. The charges related to intangible assets included an $84 million impairment of CCR goodwill and impairments of $20 million related to Venezuelan intangible assets. In addition, other operating charges included $57 million related to costs incurred to refranchise certain of our bottling operations. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information about the Venezuelan intangible assets and Note 14 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the three months ended April 1, 2016, the Company incurred other operating charges of $311 million. These charges included $63 million due to the Company's productivity and reinvestment program and $199 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $45 million related to costs incurred to refranchise certain of our bottling operations. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
Productivity and Reinvestment Program
In February 2012, the Company announced a productivity and reinvestment program designed to further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and the integration of Coca-Cola Enterprises Inc.'s ("Old CCE") former North America bottling operations.
In February 2014, the Company announced the expansion of our productivity and reinvestment program to drive incremental productivity that will primarily be redirected into increased media investments. Our incremental productivity goal consists of two relatively equal components. First, we will expand savings through global supply chain optimization, data and information technology systems standardization, and resource and cost reallocation. Second, we will increase the effectiveness of our marketing investments by transforming our marketing and commercial model to redeploy resources into more consumer-facing marketing investments to accelerate growth.

In October 2014, the Company announced that we were further expanding our productivity and reinvestment program and extending it through 2019. The expansion of the productivity initiatives will focus on four key areas: restructuring the Company's global supply chain; implementing zero-based work, an evolution of zero-based budget principles, across the organization; streamlining and simplifying the Company's operating model; and further driving increased discipline and efficiency in direct marketing investments. The Company expects that the expanded productivity initiatives will generate an incremental $2.0 billion in annualized productivity. This productivity will enable the Company to fund marketing initiatives and innovation required to deliver sustainable net revenue growth and will also support margin expansion and increased returns on invested capital over time. We expect to achieve total annualized productivity of approximately $3.0 billion by 2019 as a result of the initiatives implemented under the 2014 expansions of the program. The Company has incurred total pretax expenses of $2,547 million related to this program since it began in 2012. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
In April 2017, the Company announced that we were expanding the current productivity and reinvestment program, with planned initiatives that are expected to generate an incremental $800 million in annualized savings by 2019. We expect to achieve these savings through additional efficiencies in both our supply chain and our marketing expenditures as well as the transition to a new, more agile operating model to enable growth. Under this operating model, our business units will be supported by an expanded enabling services organization and a corporate center focused on a few strategic initiatives, policy and governance. The expanded enabling services organization will focus on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence.
Integration of Our German Bottling Operations
In 2008, the Company began the integration of our German bottling operations acquired in 2007. The Company incurred total pretax expenses of $1,367 million as a result of this initiative, primarily related to involuntary terminations, including expenses of $199 million incurred during the three months ended April 1, 2016. During the year ended December 31, 2016, the Company deconsolidated our German bottling operations.
Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended
	March 31, 2017	April 1, 2016
Europe, Middle East & Africa	43.7%	43.3%
Latin America	25.5	24.5
North America	28.7	27.1
Asia Pacific	27.5	25.7
Bottling Investments	(5.6)	(5.5)
Corporate	(19.8)	(15.1)
Total	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended
	March 31, 2017	April 1, 2016
Consolidated	21.7%	20.8%
Europe, Middle East & Africa	53.1%	57.6%
Latin America	55.3	57.0
North America	35.1	40.9
Asia Pacific	50.6	50.0
Bottling Investments	(2.9)	(2.2)
Corporate	*	*

*	Calculation is not meaningful.

Three Months Ended March 31, 2017 versus Three Months Ended April 1, 2016
Operating income for the three months ended March 31, 2017, was unfavorably impacted by two fewer days when compared to the first quarter of 2016. During the three months ended March 31, 2017 and April 1, 2016, the Company's operating income was also unfavorably impacted by the refranchising of bottling territories in North America, which unfavorably impacted our Bottling Investments operating segment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on North America refranchising.
During the three months ended March 31, 2017, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 4 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, U.K. pound sterling, Argentine peso and Mexican peso, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the South African rand, Brazilian real, Japanese yen and Australian dollar, which had a favorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $867 million and $927 million for the three months ended March 31, 2017 and April 1, 2016, respectively. Foreign currency exchange rate fluctuations unfavorably impacted the segment's operating income by 5 percent. The impact of the exchange rate fluctuations was partially offset by favorable product mix and geographic mix.
Latin America reported operating income of $505 million and $523 million for the three months ended March 31, 2017 and April 1, 2016, respectively. Foreign currency exchange rate fluctuations unfavorably impacted operating income by 4 percent. The impact of the exchange rate fluctuations was partially offset by favorable price mix in all of the segment's business units.
Operating income for North America for the three months ended March 31, 2017 and April 1, 2016, was $569 million and $581 million, respectively. Foreign currency exchange rate fluctuations unfavorably impacted the segment's operating income by 2 percent.
Asia Pacific's operating income for the three months ended March 31, 2017 and April 1, 2016, was $545 million and $551 million, respectively. Foreign currency exchange rate fluctuations unfavorably impacted the segment's operating income by 5 percent. The impact of the exchange rate fluctuations was partially offset by the timing of concentrate shipments and favorable product and geographic mix.
Operating loss for our Bottling Investments segment for the three months ended March 31, 2017 and April 1, 2016, was $110 million and $118 million, respectively. The Bottling Investments segment was unfavorably impacted by acquisitions and divestitures and 1 percent due to fluctuations in foreign currency exchange rates. The unfavorable impact of these items was partially offset by price increases, geographic mix and a decrease in other operating charges.
The Corporate segment's operating loss for the three months ended March 31, 2017 and April 1, 2016, was $394 million and $323 million, respectively. Operating loss during the three months ended March 31, 2017 was unfavorably impacted by an increase in other operating charges, partially offset by a favorable impact of 13 percent due to fluctuations in foreign currency exchange rates.
Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended March 31, 2017, interest income was $155 million, compared to $144 million during the three months ended April 1, 2016, an increase of $11 million. The increase primarily reflects higher cash balances and higher average interest rates in certain of our international locations, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates.
Interest Expense
During the three months ended March 31, 2017, interest expense was $192 million, compared to $141 million during the three months ended April 1, 2016, an increase of $51 million. This increase primarily reflects the impact of additional long-term debt the Company issued during the first quarter of 2017 and in the second and third quarters of 2016 as well as interest rate swaps on our fixed-rate debt. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.

Equity Income (Loss) — Net
Three Months Ended March 31, 2017 versus Three Months Ended April 1, 2016
During the three months ended March 31, 2017, equity income was $116 million, compared to equity income of $92 million during the three months ended April 1, 2016, an increase of $24 million. This increase reflects, among other items, more favorable operating results reported by several of our equity method investees as well as equity investments that the Company recently acquired in CCEP, CCBA and CCBA's South African subsidiary. The favorable impact of these items was partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates and the derecognition of the Company's former equity method investment in South Africa. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information on the deconsolidation of both our German and South African bottling operations.
The Company recorded net charges of $58 million and $3 million in the line item equity income (loss) — net during the three months ended March 31, 2017 and April 1, 2016, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
Three Months Ended March 31, 2017 versus Three Months Ended April 1, 2016
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
During the three months ended March 31, 2017, other income (loss) — net was a loss of $554 million. This loss included losses of $497 million due to the refranchising of certain bottling territories in North America and charges of $106 million primarily related to payments made to certain of our unconsolidated bottling partners in order to convert their bottling agreements to a single form of comprehensive beverage agreement ("CBA") with additional requirements. Other income (loss) — net also included net gains of $32 million related to trading securities and available-for-sale securities and $13 million of dividend income, partially offset by net foreign currency exchange losses of $8 million. None of the other items included in other income (loss) — net during the three months ended March 31, 2017, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising and the conversion payments. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
During the three months ended April 1, 2016, other income (loss) — net was a loss of $342 million. This loss included charges of $369 million related to the refranchising of certain bottling territories in North America, partially offset by a gain of $18 million resulting from the Company's disposal of its investment in Keurig Green Mountain, Inc. ("Keurig"). Other income (loss) — net also included net gains of $36 million related to trading securities and available-for-sale securities, dividend income of $14 million and net foreign currency exchange losses of $53 million. None of the other items included in other income (loss) — net during the three months ended April 1, 2016, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising.
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
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2017 is 24.0 percent. However, in arriving at this estimate we do not include the estimated impact of significant operating and nonoperating items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
The Company recorded income tax expense of $323 million (21.4 percent effective tax rate) and $401 million (21.2 percent effective tax rate) during the three months ended March 31, 2017 and April 1, 2016, respectively.
The following table illustrates the income tax expense (benefit) associated with significant operating and nonoperating items for the interim periods presented (in millions):

	Three Months Ended
	March 31, 2017		April 1, 2016
Asset impairments	$—	[1]	$—
Productivity and reinvestment program	(52)	[2]	(21)	[2]
Other productivity, integration and restructuring initiatives	—		—	[3]
Transaction gains and losses	(174)	[4]	(143)	[5]
Certain tax matters	(30)	[6]	(6)	[7]
Other — net	(17)	[8]	(1)	[9]

[1]	Related to charges of $104 million due to the impairment of certain of the Company's intangible assets. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $139 million and $63 million during the three months ended March 31, 2017 and April 1, 2016, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to charges of $199 million during the three months ended April 1, 2016. These charges were due to the integration of our German bottling operations. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to charges of $665 million primarily on pretax charges of $497 million as a result of the refranchising of certain bottling territories in North America, $57 million related to costs incurred to refranchise certain of our bottling operations and charges of $106 million related to payments made to convert certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[5]
Related to a net charge of $397 million that primarily included $369 million of charges primarily due to the refranchising of bottling territories in North America and $45 million related to costs incurred to refranchise certain of our bottling operations, partially offset by an $18 million gain related to the disposal of our investment in Keurig. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[6]
Related to $53 million of excess tax benefits associated with the Company's share-based compensation arrangements partially offset by changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[7]
Primarily related to amounts required to be recorded as a result of a tax rate change in Japan and for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[8]
Related to charges of $64 million that included a $58 million net charge due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and a $6 million charge due to tax litigation expense. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[9]
Related to charges of $6 million that included a $3 million net charge due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and a $3 million charge due to tax litigation expense. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2017. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $8,265 million in lines of credit available for general corporate purposes as of March 31, 2017. These backup lines of credit expire at various times between 2017 and 2022.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the three months ended March 31, 2017. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $22.0 billion as of March 31, 2017. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds.
Net operating revenues in the United States were $4.2 billion for the three months ended March 31, 2017, or 46 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2017 and April 1, 2016, was $788 million and $604 million, respectively, an increase of $184 million. The increase during the three months ended March 31, 2017 included the favorable impact of $450 million in reduced pension contributions versus the prior year comparable period. This favorable impact was partially offset by the impact of two fewer days during the first quarter of 2017 when compared to the first quarter of 2016 as well as the unfavorable impact of foreign currency exchange rate fluctuations.

Cash Flows from Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2017 was $1,039 million compared to net cash provided by investing activities of $348 million during the prior year comparable period, an increase of $691 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the three months ended March 31, 2017, purchases of investments were $3,551 million and proceeds from disposals of investments were $4,176 million, resulting in a net cash inflow of $625 million. During the three months ended April 1, 2016, purchases of investments were $4,763 million and proceeds from disposals of investments were $6,010 million, resulting in a net cash inflow of $1,247 million. The proceeds during the three months ended April 1, 2016 included the disposal of the Company's investment in Keurig. The remaining activity primarily represents the purchases of and proceeds from short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on our investment in Keurig.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 31, 2017, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $337 million, which primarily related to the acquisition of AdeS, a plant-based beverage business, by the Company and several of its bottling partners in Latin America.
During the three months ended March 31, 2017, the Company and ABI reached definitive agreements regarding the transition of ABI's stake in CCBA for an equity value of $3,150 million, after customary adjustments. The Company has also agreed in principle to acquire ABI's interest in bottling operations in certain other countries. The transactions are subject to the relevant regulatory and minority approvals and are expected to close by the end of 2017.
During the three months ended April 1, 2016, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $688 million, which primarily related to our acquisition of Xiamen Culiangwang Beverage Technology Co., Ltd. ("China Green"), a maker of plant-based protein beverages in China, and a minority investment in CHI Limited ("CHI"), a Nigerian producer of value-added dairy and juice beverages, which is accounted for under the equity method of accounting. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the transactions during the three months ended March 31, 2017 and April 1, 2016.
Under the terms of the agreement related to our investment in CHI Limited, the Company is obligated to acquire the remaining ownership interest from the existing shareowners in 2019 based on an agreed-upon formula. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 31, 2017, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $1,430 million, primarily related to proceeds from the refranchising of certain of our bottling territories in North America and an advance payment received related to the pending refranchising of our China bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information. During the three months ended April 1, 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $291 million, primarily related to proceeds from the refranchising of certain of our bottling territories in North America.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the three months ended March 31, 2017, were $424 million. The Company currently expects our 2017 full year capital expenditures net of disposals to be $2.0 billion to $2.5 billion, primarily in our Bottling Investments operating segment.
During the three months ended April 1, 2016, cash outflows for investing activities included purchases of property, plant and equipment net of disposals of $507 million.

Cash Flows from Financing Activities
Our financing activities include net borrowings, issuances of stock, share repurchases and dividends. Net cash provided by financing activities during the three months ended March 31, 2017 totaled $1,535 million compared to net cash provided by financing activities of $399 million during the prior year comparable period, an increase of $1,136 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the three months ended March 31, 2017, the Company had issuances of debt of $11,704 million, which included net issuances of $9,064 million of commercial paper and short-term debt with maturities greater than 90 days. The Company's issuances of debt also included long-term debt issuances of $2,640 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuances.
The Company made payments of debt of $9,223 million during the three months ended March 31, 2017, which included $500 million of net payments related to commercial paper and short-term debt with maturities of 90 days or less, $6,601 million of payments of commercial paper and short-term debt with maturities greater than 90 days, and payments of long-term debt of $2,122 million.
During the three months ended March 31, 2017, the Company issued euro-denominated debt of €2,500 million. The carrying value of this debt as of March 31, 2017 was $2,639 million. The general terms of the notes issued are as follows:

•	€1,500 million total principal amount of notes due March 8, 2019 at a variable interest rate equal to the three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.25 percent;

•	€500 million total principal amount of notes due March 9, 2021, at a fixed interest rate of 0.00 percent; and

•	€500 million total principal amount of notes due March 8, 2024, at a fixed interest rate of 0.50 percent.
During the three months ended March 31, 2017, the Company retired upon maturity €2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three-month EURIBOR plus 0.15 percent.
As of March 31, 2017, the carrying value of the Company's long-term debt included $351 million of fair value adjustments related to the debt assumed in connection with our acquisition of Old CCE's former North America bottling operations. These fair value adjustments will be amortized over a weighted-average period of approximately 21 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Issuances of Stock
During the three months ended March 31, 2017, the Company received cash proceeds from issuances of stock of $394 million, a decrease of $369 million when compared to cash proceeds of $763 million from issuances of stock during the three months ended April 1, 2016. This decrease is primarily due to a decrease in the exercise of stock options by Company employees.
Share Repurchases
During the three months ended March 31, 2017, the Company repurchased 29.2 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $42.03 per share, for a total cost of $1,229 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $1,304 million during the three months ended March 31, 2017. The total cash outflow for treasury stock during the first three months of 2017 includes treasury stock that was purchased and settled during the three months ended March 31, 2017, as well as stock purchased in December 2016 that settled in early 2017; however, it does not include treasury stock that was purchased but did not settle during the three months ended March 31, 2017. In addition to shares repurchased under the share repurchase program authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the three months ended March 31, 2017, resulted in a net cash outflow of $910 million. We currently expect to repurchase approximately $2.0 billion of our stock during 2017, net of proceeds from the issuance of treasury stock due to the exercise of employee stock options.

During the three months ended April 1, 2016, the Company repurchased 21.3 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $44.82 per share, for a total cost of $956 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the three months ended April 1, 2016, was $739 million. The total cash outflow for treasury stock during the first three months of 2016 includes treasury stock that was purchased and settled during the three months ended April 1, 2016, as well as stock purchased in December 2015 that settled in early 2016; however, it does not include treasury stock that was purchased but did not settle during the three months ended April 1, 2016. In addition to shares repurchased under the share repurchase program authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the three months ended April 1, 2016, resulted in a net cash inflow of $24 million.
Dividends
The Company did not make any cash payments for dividends during the three months ended March 31, 2017. The Company paid the first quarter dividend on April 3, 2017. During the three months ended April 1, 2016, the Company paid dividends of$1,505 million.
Our Board of Directors approved the Company's regular quarterly dividend of $0.37 per share at its April 2017 meeting. This dividend is payable on July 3, 2017, to shareowners of record as of June 15, 2017.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to the geographic diversity of our operations, weakness in some of these currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three months ended March 31, 2017 by 4 percent. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have an unfavorable impact on our results through the end of the year.
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
Venezuela has been designated as a hyperinflationary economy. During the three months ended April 1, 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which should be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The official and most preferential rate is now known as DIPRO. The Venezuelan government also announced a new rate known as DICOM, which is allowed to float freely and is expected to fluctuate based on supply and demand. Management determined that the DICOM rate was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. We also have certain U.S. dollar-denominated intangible assets associated with products sold in Venezuela. As a result of weaker sales resulting from continued political instability, we recognized impairment charges of $20 million during the three months ended March 31, 2017, recorded in the line item other operating charges in our condensed consolidated statement of income. Further government regulation or changes in exchange rates could result in additional impairments of these intangible assets.
As of March 31, 2017, the combined carrying value of the net monetary assets of our Venezuelan subsidiary, the receivables from our bottling partner in Venezuela and the intangible assets associated with products sold in Venezuela was $61 million. The Company's ability to pay dividends from Venezuela is restricted due to the low volume of U.S. dollars available for conversion. As a result of the floating DICOM rate, the Company expects to continue to record losses on foreign currency exchange, may incur additional write-downs of receivables or impairment charges and will continue to record our proportionate share of any charges recorded by our equity method investee that has operations in Venezuela.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	March 31, 2017	December 31, 2016	Increase (Decrease)		Percent Change
Cash and cash equivalents	$12,120	$8,555	$3,565		42%
Short-term investments	9,791	9,595	196		2
Marketable securities	3,294	4,051	(757)		(19)
Trade accounts receivable — net	3,702	3,856	(154)		(4)
Inventories	2,885	2,675	210		8
Prepaid expenses and other assets	2,670	2,481	189		8
Assets held for sale	5,789	2,797	2,992		107
Equity method investments	16,753	16,260	493		3
Other investments	1,230	989	241		24
Other assets	4,454	4,248	206		5
Property, plant and equipment — net	9,746	10,635	(889)		(8)
Trademarks with indefinite lives	6,478	6,097	381		6
Bottlers' franchise rights with indefinite lives	1,769	3,676	(1,907)		(52)
Goodwill	10,008	10,629	(621)		(6)
Other intangible assets	512	726	(214)		(29)
Total assets	$91,201	$87,270	$3,931		5%
Accounts payable and accrued expenses	$10,251	$9,490	$761		8%
Loans and notes payable	13,726	12,498	1,228		10
Current maturities of long-term debt	2,185	3,527	(1,342)		(38)
Accrued income taxes	268	307	(39)		(13)
Liabilities held for sale	2,226	710	1,516		214
Long-term debt	31,538	29,684	1,854		6
Other liabilities	4,041	4,081	(40)		(1)
Deferred income taxes	3,899	3,753	146		4
Total liabilities	$68,134	$64,050	$4,084		6%
Net assets	$23,067	$23,220	$(153)	[1]	(1)%
1 Includes a decrease in net assets of $921 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•
Assets held for sale and liabilities held for sale increased primarily due to additional North America bottling territories being reclassified as held for sale. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Property, plant and equipment and bottlers' franchise rights decreased primarily as a result of additional North America bottling territories being refranchised or reclassified as held for sale. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

•
Accounts payable and accrued expenses increased primarily due to the Company's first quarter 2017 dividend payment, which was payable to shareowners of record as of March 15, 2017. This payment was made on April 3, 2017.

•
Current maturities of long-term debt decreased primarily due to payments of current maturities, partially offset by a portion of the Company's long-term debt maturing within the next 12 months and being reclassified as current. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

•
Long-term debt increased due to the Company's recent issuances of euro-denominated debt, partially offset by a portion of the Company's long-term debt maturing within the next 12 months and being reclassified as current. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2017, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
January 1, 2017 through January 27, 2017	2,197,379	$41.41	2,174,200	150,180,858
January 28, 2017 through February 24, 2017	3,437,108	$41.37	3,408,900	146,771,958
February 25, 2017 through March 31, 2017	23,649,120	$42.19	23,647,900	123,124,058
Total	29,283,607	$42.03	29,231,000
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below; and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 23,179 shares, 28,208 shares and 1,220 shares for the fiscal months of January, February and March 2017, respectively.
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

4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.9	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.10	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.12	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.15	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.16	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.17	Form of Note for 0.750% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.18	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.19	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.20	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.

4.21	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.22	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.23	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.24	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.25	Form of Note for 2.550% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.26	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.27	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.28	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.29	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.30	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.31	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
10.1
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2017.

10.2
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 15, 2017.

10.3
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 15, 2017.

10.4
Form of Restricted Stock Unit Agreement-Retention Award for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 15, 2017.

10.5
Clawback Policy for Awards under The Coca-Cola Company Performance Incentive Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 15, 2017.

10.6	Letter, dated March 22, 2017, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2017.
10.7
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Marcos de Quinto, dated March 20, 2017 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 30, 2017.

10.8	Amendment Two to The Coca-Cola Company Severance Pay Plan, effective April 1, 2017, dated March 10, 2017.
10.9	Letter, dated March 22, 2017, from the Company to Francisco Xavier Crespo Benitez.
10.10	Letter, dated March 22, 2017, from the Company to Beatriz R. Perez.
10.11	Letter, dated March 22, 2017, from the Company to Jennifer Mann.
10.12	Letter, dated March 24, 2017, from the Company to Robert E. Long.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and April 1, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and April 1, 2016, (iii) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and April 1, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ LARRY M. MARK
Date:	April 27, 2017	Larry M. Mark Vice President and Controller (As Principal Accounting Officer)

/s/ MARK RANDAZZA
Date:	April 27, 2017	Mark Randazza Vice President and Assistant Controller (On behalf of the Registrant)

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

4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.9	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.10	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.12	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.15	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.16	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.17	Form of Note for 0.750% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.18	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.19	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.

4.20	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.21	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.22	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.23	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.24	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.25	Form of Note for 2.550% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.26	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.27	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.28	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.29	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.30	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.31	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
10.1
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2017.

10.2
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 15, 2017.

10.3
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 15, 2017.

10.4
Form of Restricted Stock Unit Agreement-Retention Award for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 15, 2017.

10.5
Clawback Policy for Awards under The Coca-Cola Company Performance Incentive Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 15, 2017.

10.6	Letter, dated March 22, 2017, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2017.
10.7
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Marcos de Quinto, dated March 20, 2017 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 30, 2017.

10.8	Amendment Two to The Coca-Cola Company Severance Pay Plan, effective April 1, 2017, dated March 10, 2017.
10.9	Letter, dated March 22, 2017, from the Company to Francisco Xavier Crespo Benitez.
10.10	Letter, dated March 22, 2017, from the Company to Beatriz R. Perez.
10.11	Letter, dated March 22, 2017, from the Company to Jennifer Mann.
10.12	Letter, dated March 24, 2017, from the Company to Robert E. Long.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and April 1, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and April 1, 2016, (iii) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and April 1, 2016, and (v) Notes to Condensed Consolidated Financial Statements.