Form 10-Q
period 2017-06-30
COCA COLA CO
filed 2017-07-27
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to
Commission File Number 001-02217
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-0628465 (I.R.S. Employer Identification No.)
One Coca-Cola Plaza Atlanta, Georgia (Address of principal executive offices)	30313 (Zip Code)
Registrant's telephone number, including area code: (404) 676-2121
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding as of July 24, 2017
$0.25 Par Value	4,265,304,181 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
NET OPERATING REVENUES	$9,702	$11,539	$18,820	$21,821
Cost of goods sold	3,659	4,471	7,172	8,540
GROSS PROFIT	6,043	7,068	11,648	13,281
Selling, general and administrative expenses	3,142	3,912	6,457	7,673
Other operating charges	823	297	1,131	608
OPERATING INCOME	2,078	2,859	4,060	5,000
Interest income	165	164	320	308
Interest expense	231	162	423	303
Equity income (loss) — net	409	305	525	397
Other income (loss) — net	203	1,133	(351)	791
INCOME BEFORE INCOME TAXES	2,624	4,299	4,131	6,193
Income taxes	1,252	839	1,575	1,240
CONSOLIDATED NET INCOME	1,372	3,460	2,556	4,953
Less: Net income (loss) attributable to noncontrolling interests	1	12	3	22
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,371	$3,448	$2,553	$4,931
BASIC NET INCOME PER SHARE[1]	$0.32	$0.80	$0.60	$1.14
DILUTED NET INCOME PER SHARE[1]	$0.32	$0.79	$0.59	$1.13
DIVIDENDS PER SHARE	$0.37	$0.35	$0.74	$0.70
AVERAGE SHARES OUTSTANDING	4,273	4,323	4,280	4,325
Effect of dilutive securities	54	54	50	54
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,327	4,377	4,330	4,379
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
CONSOLIDATED NET INCOME	$1,372	$3,460	$2,556	$4,953
Other comprehensive income:
Net foreign currency translation adjustment	(103)	606	818	329
Net gain (loss) on derivatives	(177)	(138)	(298)	(565)
Net unrealized gain (loss) on available-for-sale securities	5	109	164	161
Net change in pension and other benefit liabilities	(8)	58	33	89
TOTAL COMPREHENSIVE INCOME (LOSS)	1,089	4,095	3,273	4,967
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	11	4	15
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,088	$4,084	$3,269	$4,952
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,718	$8,555
Short-term investments	11,016	9,595
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	22,734	18,150
Marketable securities	4,490	4,051
Trade accounts receivable, less allowances of $473 and $466, respectively	4,024	3,856
Inventories	2,790	2,675
Prepaid expenses and other assets	2,866	2,481
Assets held for sale	2,057	2,797
TOTAL CURRENT ASSETS	38,961	34,010
EQUITY METHOD INVESTMENTS	20,845	16,260
OTHER INVESTMENTS	1,158	989
OTHER ASSETS	4,318	4,248
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $10,441 and $10,621, respectively	8,672	10,635
TRADEMARKS WITH INDEFINITE LIVES	6,527	6,097
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	772	3,676
GOODWILL	9,449	10,629
OTHER INTANGIBLE ASSETS	444	726
TOTAL ASSETS	$91,146	$87,270
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,363	$9,490
Loans and notes payable	14,355	12,498
Current maturities of long-term debt	3,478	3,527
Accrued income taxes	351	307
Liabilities held for sale	283	710
TOTAL CURRENT LIABILITIES	28,830	26,532
LONG-TERM DEBT	31,805	29,684
OTHER LIABILITIES	4,092	4,081
DEFERRED INCOME TAXES	4,330	3,753
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	15,473	14,993
Reinvested earnings	64,890	65,502
Accumulated other comprehensive income (loss)	(10,489)	(11,205)
Treasury stock, at cost — 2,772 and 2,752 shares, respectively	(49,633)	(47,988)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	22,001	23,062
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	88	158
TOTAL EQUITY	22,089	23,220
TOTAL LIABILITIES AND EQUITY	$91,146	$87,270
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	June 30, 2017	July 1, 2016
OPERATING ACTIVITIES
Consolidated net income	$2,556	$4,953
Depreciation and amortization	629	903
Stock-based compensation expense	114	119
Deferred income taxes	620	(178)
Equity (income) loss — net of dividends	(303)	(224)
Foreign currency adjustments	33	118
Significant (gains) losses on sales of assets — net	259	(762)
Other operating charges	970	210
Other items	(68)	(125)
Net change in operating assets and liabilities	(1,419)	(1,194)
Net cash provided by operating activities	3,391	3,820
INVESTING ACTIVITIES
Purchases of investments	(10,047)	(9,045)
Proceeds from disposals of investments	8,337	9,518
Acquisitions of businesses, equity method investments and nonmarketable securities	(520)	(723)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	2,055	420
Purchases of property, plant and equipment	(832)	(1,085)
Proceeds from disposals of property, plant and equipment	42	41
Other investing activities	(259)	(63)
Net cash provided by (used in) investing activities	(1,224)	(937)
FINANCING ACTIVITIES
Issuances of debt	18,586	15,947
Payments of debt	(14,910)	(12,750)
Issuances of stock	917	1,108
Purchases of stock for treasury	(2,197)	(2,156)
Dividends	(1,584)	(3,017)
Other financing activities	(15)	85
Net cash provided by (used in) financing activities	797	(783)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	199	238
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	3,163	2,338
Balance at beginning of period	8,555	7,309
Balance at end of period	$11,718	$9,647
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2016.
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our Condensed Consolidated Financial Statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2017 and the second quarter of 2016 ended on June 30, 2017 and July 1, 2016, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. We also have certain U.S. dollar-denominated intangible assets associated with products sold in Venezuela. As a result of weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability, we recorded impairment charges of $14 million and $34 million during the three and six months ended June 30, 2017, respectively, in the line item other operating charges in our condensed consolidated statements of income. As a result of these impairment charges, the remaining carrying value of all U.S. dollar-denominated intangible assets associated with products sold in Venezuela is zero.
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
The Company plans to adopt ASU 2014-09 and its amendments on a modified retrospective basis. We expect that ASU 2014-09's broad definition of variable consideration will require the Company to estimate and record certain variable payments resulting from collaborative funding arrangements, rebates and other pricing allowances earlier than it currently does. While we do not expect this change to have a material impact on our net operating revenues on an annual basis, we do expect that it will have an impact on our revenue in interim periods. Additionally, as a result of electing certain of the practical expedients available under the ASU, the Company expects there will be some reclassifications to or from net operating revenues, cost of goods sold, and selling, general and administrative expenses. As we continue our assessment, the Company is also identifying and preparing to implement changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements. We are in the process of quantifying the identified differences that will result from applying the new guidance. Our assessment will be completed during fiscal year 2017.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this update are intended to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a consolidated statement of financial position. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The standard was prospectively adopted by the Company on January 1, 2017. Had the Company retrospectively adopted the standard, as of December 31, 2016, the line items prepaid expenses and other assets and accounts payable and accrued expenses in our condensed consolidated balance sheet would have been reduced by $80 million and $692 million, respectively, as a result of reclassifying the current deferred tax assets and liabilities. The offsetting impact for the reclassifications as of December 31, 2016 would have increased the noncurrent line items other assets and deferred income taxes in our condensed consolidated balance sheet by $54 million and $666 million, respectively.
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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted ASU 2016-09 on January 1, 2017 by prospectively recognizing excess tax benefits and tax deficiencies in our consolidated statement of income as the awards vested or were settled. Effective January 1, 2017, the Company also prospectively presented excess tax benefits as an operating activity, rather than a financing activity, in our consolidated statement of cash flows. Had these changes been required to be adopted retrospectively, during the three and six months ended July 1, 2016, the Company would have recognized an additional $24 million and $120 million, respectively, of excess tax benefits in our condensed consolidated statements of income. Additionally, during the six months ended July 1, 2016, the Company would have reduced our financing activities and increased our operating activities by $120 million, in our condensed consolidated statement of cash flows. The Company has elected, consistent with past practice, to estimate the number of awards that are expected to vest to determine the amount of stock-based compensation expense recognized in earnings.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for the Company beginning January 1, 2018 and will be applied using a modified retrospective basis. While we are still evaluating the impact of this ASU, we currently expect the cumulative-effect adjustment to be approximately $2.7 billion. This amount will be recorded as a deferred tax asset in the line item other assets in our consolidated balance sheet.
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

NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the six months ended June 30, 2017, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $520 million, which primarily related to the acquisition of AdeS, a plant-based beverage business, by the Company and several of its bottling partners in Latin America. Additionally, in conjunction with the refranchising of Coca-Cola Refreshments' ("CCR") Southwest operating unit ("Southwest Transaction"), we obtained an equity interest in AC Bebidas, S. de R.L. de C.V. ("AC Bebidas"), a subsidiary of Arca Continental, S.A.B. de C.V. ("Arca").
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
Divestitures
During the six months ended June 30, 2017, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $2,055 million, primarily related to proceeds from the refranchising of certain bottling territories in North America and our China bottling operations.
During the six months ended July 1, 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $420 million, primarily related to proceeds from the refranchising of certain bottling territories in North America.
Refranchising of China Bottling Operations
In November 2016, the Company entered into definitive agreements for the sale of the Company-owned bottling operations in China to the two existing local franchise bottlers and to sell a related cost method investment to one of the franchise bottlers. As a result, the Company's bottling operations in China and a related cost method investment were classified as held for sale as of December 31, 2016. On April 1, 2017, the Company sold a substantial portion of its bottling operations in China to the two local franchise bottlers. We received $740 million as a result of these sales and recognized a gain of $9 million, which was included in the line item other income (loss) — net in our condensed consolidated statement of income. On June 30, 2017, we received an advance payment of $191 million related to the remaining bottling operations and cost method investment, which has been reflected in the line item accounts payable and accrued expenses in our condensed consolidated balance sheet. The remaining bottling operations and cost method investment were sold on July 1, 2017.
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
Each CBA generally has a term of 10 years and is renewable, in most cases by the bottler and in some cases by the Company, indefinitely for successive additional terms of 10 years each. Under the CBA, except for the CBA entered into in conjunction with the Southwest Transaction, the bottlers will make ongoing quarterly payments to the Company based on their gross profit in the refranchised territories throughout the term of the CBA, including renewals, in exchange for the grant of the exclusive territory rights.
Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories, excluding the territory included in the Southwest Transaction, to the respective bottlers in exchange for cash.
In 2016, the Company formed a new National Product Supply System ("NPSS") to facilitate optimal operation of the U.S. product supply system. Under the NPSS, the Company and several of its existing independent producing bottlers administer key national product supply activities for these bottlers. Additionally, we have sold or are in the process of selling certain production facilities from CCR to these independent producing bottlers in exchange for cash, excluding production facilities included in the Southwest Transaction.
During the six months ended June 30, 2017 and July 1, 2016, cash proceeds from these sales totaled $1,118 million and $404 million, respectively. Included in the cash proceeds for the six months ended June 30, 2017 and July 1, 2016, was $224 million and $181 million, respectively, from Coca-Cola Bottling Co. Consolidated ("CCBCC"), an equity method investee.
Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized losses of $1,274 million and $199 million during the three months ended June 30, 2017 and July 1, 2016, respectively. During the six months ended June 30, 2017 and July 1, 2016, the Company recognized losses of $1,771 million and $568 million, respectively. These losses primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale and were included in the line item other income (loss) — net in our condensed consolidated statements of income. See further discussion of assets and liabilities held for sale below. In total, we expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
During the three and six months ended June 30, 2017, the Company incurred charges of $109 million and $215 million, respectively, primarily related to payments made to certain of our unconsolidated bottling partners in order to convert the bottling agreements for their legacy territories and any previously refranchised territories to a single form of CBA with additional requirements. The additional requirements generally include a binding national governance model, mandatory incidence pricing and additional core performance requirements, among other things. As a result of these conversions, the legacy territories and any previously refranchised territories for each of the related bottling partners will be governed under similar CBAs, which will provide consistency across each such bottler's respective territory, and consistency with other U.S. bottlers that have been granted or converted to this form of CBA. The expense related to these payments was included in the line item other income (loss) — net in our condensed consolidated statement of income during the three and six months ended June 30, 2017.
On April 1, 2017, the Company refranchised the Southwest operating unit of CCR, which includes Texas and parts of
Oklahoma, New Mexico and Arkansas, in the Southwest Transaction. In conjunction with the Southwest Transaction, Arca contributed its existing beverage business to AC Bebidas. CCR contributed its Southwest operating unit, including all of its assets and liabilities, to AC Bebidas in exchange for an approximate 20 percent interest in AC Bebidas. Arca owns the remaining interest in AC Bebidas. After post-closing adjustments, CCR will have made cash payments of approximately $112 million of cash, net of cash received. As a result of the Southwest Transaction, the Company recognized a gain of $1,060 million due to the difference in the recorded carrying value of the net assets transferred compared to the value of the interest it obtained in AC Bebidas of $2,960 million, which was determined using an income and market approach (a Level 3 measurement). This gain was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. AC Bebidas will participate in the NPSS as it relates to its U.S. territory. The Company accounts for its interest in AC Bebidas as an equity method investment based on our equity ownership percentage, our representation on AC Bebidas' Board of Directors, material intercompany transactions and other governance rights. As a condition of the closing of the Southwest Transaction, we anticipate acquiring certain trademarks and a related business from AC Bebidas in the second half of 2017.

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
Assets and Liabilities Held for Sale
As of June 30, 2017, the Company had entered into agreements, or otherwise approved plans, to refranchise additional bottling territories. For bottling territories that met the criteria to be classified as held for sale, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price and present the related assets and liabilities as separate line items in our condensed consolidated balance sheet. The Company expects that these bottling territories will be refranchised at various times throughout the remainder of 2017.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheets (in millions):

	June 30, 2017		December 31, 2016
Cash, cash equivalents and short-term investments	$21		$49
Trade accounts receivable, less allowances	289		43
Inventories	187		264
Prepaid expenses and other assets	32		114
Equity method investments	—		1
Other investments	42		42
Other assets	17		17
Property, plant and equipment — net	1,252		1,780
Bottlers' franchise rights with indefinite lives	1,127		1,388
Goodwill	353		390
Other intangible assets	47		51
Allowance for reduction of assets held for sale	(1,310)		(1,342)
Total assets	$2,057	[1]	$2,797	[3]
Accounts payable and accrued expenses	$267		$393
Accrued income taxes	8		13
Other liabilities	8		1
Deferred income taxes	—		303
Total liabilities	$283	[2]	$710	[4]
1 Consists of total assets relating to North America refranchising of $1,724 million, China bottling operations of $316 million and other assets held for sale of $17 million, which are included in the Bottling Investments operating segment and Corporate.

[2]	Consists of total liabilities relating to North America refranchising of $189 million and China bottling operations of $94 million, which are included in the Bottling Investments operating segment.
3 Consists of total assets relating to North America refranchising of $1,247 million, China bottling operations of $1,533 million and other assets held for sale of $17 million, which are included in the Bottling Investments operating segment and Corporate.

[4]
Consists of total liabilities relating to North America refranchising of $224 million, China bottling operations of $483 million and other liabilities held for sale of $3 million, which are included in the Bottling Investments operating segment and Corporate.

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
Trading Securities
As of June 30, 2017 and December 31, 2016, our trading securities had a fair value of $415 million and $384 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $109 million and $39 million as of June 30, 2017 and December 31, 2016, respectively.
The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	June 30, 2017	December 31, 2016
Marketable securities	$309	$282
Other assets	106	102
Total	$415	$384
Available-for-Sale and Held-to-Maturity Securities
As of June 30, 2017 and December 31, 2016, the Company did not have any held-to-maturity securities. As of June 30, 2017, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$1,268	$634	$(31)	$1,871
Debt securities	6,076	117	(22)	6,171
Total	$7,344	$751	$(53)	$8,042
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2016, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$1,252	$425	$(22)	$1,655
Debt securities	4,700	89	(31)	4,758
Total	$5,952	$514	$(53)	$6,413
1 Refer to Note 14 for additional information related to the estimated fair value.

The sale and/or maturity of available-for-sale securities resulted in the following realized activity (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Gross gains	$14	$10	$40	$110
Gross losses	(7)	(6)	(14)	(36)
Proceeds	3,456	2,301	6,550	6,817
As of June 30, 2017 and December 31, 2016, the Company had investments classified as available-for-sale in which our cost basis exceeded the fair value of our investment. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
The Company uses two of its consolidated insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captives are required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of June 30, 2017 and December 31, 2016, the Company's available-for-sale securities included solvency capital funds of $1,047 million and $985 million, respectively.
The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$1,795	$682
Marketable securities	4,180	3,769
Other investments	1,014	849
Other assets	1,053	1,113
Total	$8,042	$6,413
The contractual maturities of these available-for-sale securities as of June 30, 2017, were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$2,261	$2,305
After 1 year through 5 years	3,358	3,385
After 5 years through 10 years	142	158
After 10 years	315	323
Equity securities	1,268	1,871
Total	$7,344	$8,042
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.

Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of June 30, 2017 and December 31, 2016. Our cost method investments had carrying values of $144 million and $140 million as of June 30, 2017 and December 31, 2016, respectively.
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

	June 30, 2017	December 31, 2016
Raw materials and packaging	$1,709	$1,565
Finished goods	828	844
Other	253	266
Total inventories	$2,790	$2,675
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	June 30, 2017	December 31, 2016
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$229	$400
Foreign currency contracts	Other assets	43	60
Interest rate contracts	Other assets	69	105
Total assets		$341	$565
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$72	$40
Foreign currency contracts	Other liabilities	49	54
Commodity contracts	Accounts payable and accrued expenses	1	1
Interest rate contracts	Accounts payable and accrued expenses	31	36
Interest rate contracts	Other liabilities	51	47
Total liabilities		$204	$178
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
2 Refer to Note 14 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	June 30, 2017	December 31, 2016
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$46	$284
Foreign currency contracts	Other assets	10	—
Commodity contracts	Prepaid expenses and other assets	14	27
Commodity contracts	Other assets	1	1
Other derivative instruments	Prepaid expenses and other assets	6	4
Other derivative instruments	Other assets	1	1
Total assets		$78	$317
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$43	$60
Foreign currency contracts	Other liabilities	17	16
Commodity contracts	Accounts payable and accrued expenses	7	16
Commodity contracts	Other liabilities	2	1
Interest rate contracts	Accounts payable and accrued expenses	—	8
Interest rate contracts	Other liabilities	—	1
Other derivative instruments	Accounts payable and accrued expenses	4	2
Other derivative instruments	Other liabilities	1	5
Total liabilities		$74	$109
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualify for the Company's foreign currency cash flow hedging program were $4,776 million and $6,074 million as of June 30, 2017 and December 31, 2016, respectively.

The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of the foreign currency denominated debt due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. The total notional values for the Company's cross-currency swaps were $1,851 million as of both June 30, 2017 and December 31, 2016.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $7 million and $12 million as of June 30, 2017 and December 31, 2016, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $500 million and $1,500 million as of June 30, 2017 and December 31, 2016, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended June 30, 2017 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(94)	Net operating revenues	$116	$(1)
Foreign currency contracts	(5)	Cost of goods sold	2	—	[2]
Foreign currency contracts	—	Interest expense	(3)	—
Foreign currency contracts	(2)	Other income (loss) — net	25	8
Interest rate contracts	(25)	Interest expense	(9)	2
Commodity contracts	—	Cost of goods sold	—	—
Total	$(126)		$131	$9
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the six months ended June 30, 2017 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(181)	Net operating revenues	$223	$(1)
Foreign currency contracts	(16)	Cost of goods sold	5	—	[2]
Foreign currency contracts	—	Interest expense	(5)	—
Foreign currency contracts	13	Other income (loss) — net	52	—	[2]
Interest rate contracts	(24)	Interest expense	(17)	2
Commodity contracts	(1)	Cost of goods sold	1	—
Total	$(209)		$259	$1
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
As of June 30, 2017, the Company estimates that it will reclassify into earnings during the next 12 months $271 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of June 30, 2017, such adjustments had cumulatively increased the carrying value of our long-term debt by $10 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $6,984 million and $6,158 million as of June 30, 2017 and December 31, 2016, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $1,147 million and $1,163 million as of June 30, 2017 and December 31, 2016, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Three Months Ended
		June 30, 2017	July 1, 2016
Interest rate contracts	Interest expense	$(23)	$92
Fixed-rate debt	Interest expense	24	(86)
Net impact to interest expense		$1	$6
Foreign currency contracts	Other income (loss) — net	$(24)	$(21)
Available-for-sale securities	Other income (loss) — net	24	26
Net impact to other income (loss) — net		$—	$5
Net impact of fair value hedging instruments		$1	$11
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Six Months Ended
		June 30, 2017	July 1, 2016
Interest rate contracts	Interest expense	$(65)	$398
Fixed-rate debt	Interest expense	57	(363)
Net impact to interest expense		$(8)	$35
Foreign currency contracts	Other income (loss) — net	$(43)	$30
Available-for-sale securities	Other income (loss) — net	46	(32)
Net impact to other income (loss) — net		$3	$(2)
Net impact of fair value hedging instruments		$(5)	$33
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Six Months Ended
	June 30, 2017	December 31, 2016	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Foreign currency contracts	$50	$100	$(2)	$(81)	$(15)	$(226)
Foreign currency denominated debt	12,569	11,113	(928)	265	(926)	(256)
Total	$12,619	$11,213	$(930)	$184	$(941)	$(482)

The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three and six months ended June 30, 2017. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended June 30, 2017. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statements of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $7,141 million and $5,276 million as of June 30, 2017 and December 31, 2016, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $367 million and $447 million as of June 30, 2017 and December 31, 2016, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	June 30, 2017	July 1, 2016
Foreign currency contracts	Net operating revenues	$(8)	$(3)
Foreign currency contracts	Cost of goods sold	—	7
Foreign currency contracts	Other income (loss) — net	66	(54)
Commodity contracts	Net operating revenues	(2)	4
Commodity contracts	Cost of goods sold	(3)	54
Commodity contracts	Selling, general and administrative expenses	(2)	6
Other derivative instruments	Selling, general and administrative expenses	13	—
Other derivative instruments	Other income (loss) — net	1	(4)
Total		$65	$10

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	June 30, 2017	July 1, 2016
Foreign currency contracts	Net operating revenues	$(18)	$(28)
Foreign currency contracts	Cost of goods sold	—	4
Foreign currency contracts	Other income (loss) — net	102	(116)
Commodity contracts	Net operating revenues	(5)	3
Commodity contracts	Cost of goods sold	28	77
Commodity contracts	Selling, general and administrative expenses	(3)	4
Other derivative instruments	Selling, general and administrative expenses	25	8
Other derivative instruments	Other income (loss) — net	1	(14)
Total		$130	$(62)
NOTE 6: DEBT AND BORROWING ARRANGEMENTS
During the six months ended June 30, 2017, the Company issued U.S. dollar- and euro-denominated debt of $1,000 million and €2,500 million, respectively. The carrying value of this debt as of June 30, 2017, was $3,842 million. The general terms of the notes issued are as follows:

•	$500 million total principal amount of notes due May 25, 2022, at a fixed interest rate of 2.20 percent;

•	$500 million total principal amount of notes due May 25, 2027, at a fixed interest rate of 2.90 percent;

•	€1,500 million total principal amount of notes due March 8, 2019, at a variable interest rate equal to the three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.25 percent;

•	€500 million total principal amount of notes due March 9, 2021, at a fixed interest rate of 0.00 percent; and

•	€500 million total principal amount of notes due March 8, 2024, at a fixed interest rate of 0.50 percent.
During the six months ended June 30, 2017, the Company retired upon maturity €2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three-month EURIBOR plus 0.15 percent. The Company also extinguished a portion of the long-term debt that was assumed in connection with our acquisition of CCE's former North America business ("Old CCE"). The extinguished notes had a carrying value of $360 million, which included fair value adjustments recorded as part of purchase accounting. The general terms of the notes extinguished were as follows:

•	$95.6 million total principal amount of notes due August 15, 2019, at a fixed interest rate of 4.50 percent;

•	$11.7 million total principal amount of notes due September 15, 2022, at a fixed interest rate of 8.00 percent;

•	$36.5 million total principal amount of notes due September 15, 2023, at a fixed interest rate of 6.75 percent;

•	$9.9 million total principal amount of notes due October 1, 2026, at a fixed interest rate of 7.00 percent;

•	$53.8 million total principal amount of notes due November 15, 2026, at a fixed interest rate of 6.95 percent;

•	$41.3 million total principal amount of notes due September 15, 2028, at a fixed interest rate of 6.75 percent;

•	$32.0 million total principal amount of notes due October 15, 2036, at a fixed interest rate of 6.70 percent;

•	$3.4 million total principal amount of notes due March 18, 2037, at a fixed interest rate of 5.71 percent;

•	$24.3 million total principal amount of notes due January 15, 2038, at a fixed interest rate of 6.75 percent; and

•	$4.7 million total principal amount of notes due May 15, 2098, at a fixed interest rate of 7.00 percent.
The Company recorded a net charge of $38 million in the line item interest expense in our condensed consolidated statement of income during the three and six months ended June 30, 2017. This net charge was due to the extinguishment of long-term debt described above.

NOTE 7: COMMITMENTS AND CONTINGENCIES
Guarantees
As of June 30, 2017, we were contingently liable for guarantees of indebtedness owed by third parties of $612 million, of which $233 million related to variable interest entities. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. A trial date has been set for March 5, 2018. The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits. On June 20, 2017, the Company filed a motion for summary judgment on the portion of the IRS' adjustments related to our licensee in Mexico. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of its tax reserves. The Company believes that the final adjudication of this matter will not have a material impact on its consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest and any potential penalties could have a material adverse impact on the Company's financial position, results of operations and cash flows.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $510 million and $527 million as of June 30, 2017 and December 31, 2016, respectively.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	June 30, 2017	December 31, 2016
Foreign currency translation adjustments	$(8,963)	$(9,780)
Accumulated derivative net gains (losses)	16	314
Unrealized net gains (losses) on available-for-sale securities	469	305
Adjustments to pension and other benefit liabilities	(2,011)	(2,044)
Accumulated other comprehensive income (loss)	$(10,489)	$(11,205)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended June 30, 2017
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$2,553	$3	$2,556
Other comprehensive income:
Net foreign currency translation adjustment	817	1	818
Net gain (loss) on derivatives[1]	(298)	—	(298)
Net change in unrealized gain (loss) on available-for-sale securities[2]	164	—	164
Net change in pension and other benefit liabilities[3]	33	—	33
Total comprehensive income	$3,269	$4	$3,273
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended June 30, 2017	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,427)	$(15)	$(1,442)
Reclassification adjustments recognized in net income	120	(6)	114
Gains (losses) on intra-entity transactions that are of a long-term-investment nature	1,799	—	1,799
Gains (losses) on net investment hedges arising during the period[1]	(930)	356	(574)
Net foreign currency translation adjustments	(438)	335	(103)
Derivatives:
Gains (losses) arising during the period	(135)	43	(92)
Reclassification adjustments recognized in net income	(139)	54	(85)
Net gains (losses) on derivatives[1]	(274)	97	(177)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	87	(19)	68
Reclassification adjustments recognized in net income	(94)	31	(63)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(7)	12	5
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	(37)	5	(32)
Reclassification adjustments recognized in net income	32	(8)	24
Net change in pension and other benefit liabilities[3]	(5)	(3)	(8)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(724)	$441	$(283)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 and Note 10 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Six Months Ended June 30, 2017	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(955)	$32	$(923)
Reclassification adjustments recognized in net income	120	(6)	114
Gains (losses) on intra-entity transactions that are of a long-term-investment nature	2,207	—	2,207
Gains (losses) on net investment hedges arising during the period[1]	(941)	360	(581)
Net foreign currency translation adjustments	431	386	817
Derivatives:
Gains (losses) arising during the period	(213)	75	(138)
Reclassification adjustments recognized in net income	(259)	99	(160)
Net gains (losses) on derivatives[1]	(472)	174	(298)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	345	(106)	239
Reclassification adjustments recognized in net income	(113)	38	(75)
Net change in unrealized gain (loss) on available-for-sale securities[2]	232	(68)	164
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	(41)	24	(17)
Reclassification adjustments recognized in net income	73	(23)	50
Net change in pension and other benefit liabilities[3]	32	1	33
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$223	$493	$716

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 and Note 10 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended July 1, 2016	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$428	$(108)	$320
Reclassification adjustments recognized in income	126	—	126
Gains (losses) on net investment hedges arising during the period[1]	184	(70)	114
Reclassification adjustments for net investment hedges recognized in net income[1]	77	(30)	47
Net foreign currency translation adjustments	815	(208)	607
Derivatives:
Gains (losses) arising during the period	(122)	47	(75)
Reclassification adjustments recognized in net income	(100)	37	(63)
Net gains (losses) on derivatives[1]	(222)	84	(138)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	161	(49)	112
Reclassification adjustments recognized in net income	(4)	1	(3)
Net change in unrealized gain (loss) on available-for-sale securities[2]	157	(48)	109
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	(18)	4	(14)
Reclassification adjustments recognized in net income	106	(34)	72
Net change in pension and other benefit liabilities[3]	88	(30)	58
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$838	$(202)	$636

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Six Months Ended July 1, 2016	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustment arising during the period	$462	$(2)	$460
Reclassification adjustments recognized in income	126	—	126
Gains (losses) on net investment hedges arising during the period[1]	(482)	185	(297)
Reclassification adjustments for net investment hedges recognized in net income[1]	77	(30)	47
Net foreign currency translation adjustments	183	153	336
Derivatives:
Gains (losses) arising during the period	(607)	229	(378)
Reclassification adjustments recognized in net income	(299)	112	(187)
Net gains (losses) on derivatives[1]	(906)	341	(565)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	294	(77)	217
Reclassification adjustments recognized in net income	(74)	18	(56)
Net change in unrealized gain (loss) on available-for-sale securities[2]	220	(59)	161
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	(12)	1	(11)
Reclassification adjustments recognized in net income	149	(49)	100
Net change in pension and other benefit liabilities[3]	137	(48)	89
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(366)	$387	$21

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$120	$120
	Income before income taxes	120	120
	Income taxes	(6)	(6)
	Consolidated net income	$114	$114
Derivatives:
Foreign currency contracts	Net operating revenues	$(115)	$(222)
Foreign currency and commodity contracts	Cost of goods sold	(2)	(6)
Foreign currency contracts	Other income (loss) — net	(33)	(52)
Divestitures, deconsolidations and other[1]	Other income (loss) — net	1	1
Foreign currency and interest rate contracts	Interest expense	10	20
	Income before income taxes	(139)	(259)
	Income taxes	54	99
	Consolidated net income	$(85)	$(160)
Available-for-sale securities:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$(87)	$(87)
Sale of securities	Other income (loss) — net	(7)	(26)
	Income before income taxes	(94)	(113)
	Income taxes	31	38
	Consolidated net income	$(63)	$(75)
Pension and other benefit liabilities:
Curtailment charge	Other operating charges	$(18)	$(18)
Divestitures, deconsolidations and other[1]	Other income (loss) — net	7	7
Recognized net actuarial loss (gain)	*	47	93
Recognized prior service cost (credit)	*	(4)	(9)
	Income before income taxes	32	73
	Income taxes	(8)	(23)
	Consolidated net income	$24	$50

1 Primarily related to the integration of Coca-Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") to establish Coca-Cola Bottlers Japan Inc. ("CCBJI"). Refer to Note 10.
*This component of AOCI is included in the Company's computation of net periodic benefit cost and is not reclassified out of AOCI into a single line item in our condensed consolidated statements of income in its entirety. Refer to Note 12 for additional information.

NOTE 9: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2016	4,288	$23,220	$65,502	$(11,205)	$1,760	$14,993	$(47,988)	$158
Comprehensive income (loss)	—	3,273	2,553	716	—	—	—	4
Dividends paid/payable to shareowners of The Coca-Cola Company	—	(3,165)	(3,165)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(14)	—	—	—	—	—	(14)
Deconsolidation of certain entities	—	(95)	—	—	—	—	—	(95)
Purchases of treasury stock	(51)	(2,189)	—	—	—		(2,189)	—
Impact related to stock compensation plans	31	1,027	—	—	—	483	544	—
Other activities	—	32	—	—	—	(3)	—	35
June 30, 2017	4,268	$22,089	$64,890	$(10,489)	$1,760	$15,473	$(49,633)	$88
NOTE 10: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended June 30, 2017, the Company recorded other operating charges of $823 million. These charges primarily consisted of $653 million of CCR asset impairments and $87 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $44 million related to costs incurred to refranchise certain of our bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Other operating charges also included $14 million related to the impairment of a Venezuelan intangible asset and $19 million related to tax litigation expense. Refer to Note 1 for additional information about the Venezuelan intangible asset and Note 14 for information on how the Company determined the asset impairment charges. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the six months ended June 30, 2017, the Company recorded other operating charges of $1,131 million. These charges primarily consisted of $737 million of CCR asset impairments and $226 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $101 million related to costs incurred to refranchise certain of our bottling operations, $34 million related to impairments of Venezuelan intangible assets and $25 million related to tax litigation expense. Refer to Note 1 for additional information about the Venezuelan intangible assets and Note 14 for information on how the Company determined the asset impairment charges. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended July 1, 2016, the Company incurred other operating charges of $297 million. These charges included $65 million due to the Company's productivity and reinvestment program and $41 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $52 million related to costs incurred to refranchise our North America bottling territories. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout the North America bottling system. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation and charges of $32 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives and Note 15 for the impact these charges had on our operating segments.

During the six months ended July 1, 2016, the Company incurred other operating charges of $608 million. These charges primarily consisted of $128 million due to the Company's productivity and reinvestment program and $240 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $97 million related to costs incurred to refranchise our North America bottling territories. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation and charges of $33 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
Other Nonoperating Items
Interest Expense
During the three and six months ended June 30, 2017, the Company recorded a net charge of $38 million related to the extinguishment of long-term debt. Refer to Note 6.
Equity Income (Loss) — Net
During the three and six months ended June 30, 2017, the Company recorded a net gain of $37 million and a net charge of $21 million, respectively. During the three and six months ended July 1, 2016, the Company recorded net charges of $18 million and $21 million, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 15 for the impact these items had on our operating segments.
Other Income (Loss) — Net
During the three months ended June 30, 2017, the Company recognized a gain of $445 million related to the integration of CCW and CCEJ to establish CCBJI. In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJI with a fair market value of $1,112 million as of April 1, 2017. The Company accounts for its 17 percent interest in CCBJI as an equity method investment based on our equity ownership percentage, our representation on CCBJI's Board of Directors, material intercompany transactions and other governance rights. The Company also recognized a $25 million gain as a result of Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment and a gain of $9 million related to refranchising a substantial portion of our China bottling operations. These gains were partially offset by a net charge of $214 million due to the refranchising of certain bottling territories in North America and charges of $109 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also incurred a charge of $26 million related to our former German bottling operations. Refer to Note 2 for additional information on the refranchising of our China bottling operations, North America refranchising and the conversion payments. Refer to Note 15 for the impact these items had on our operating segments.
During the six months ended June 30, 2017, the Company recognized a net charge of $711 million due to the refranchising of certain bottling territories in North America and charges of $215 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also incurred a charge of $26 million related to our former German bottling operations. These losses were partially offset by a gain of $445 million related to the integration of CCW and CCEJ to establish CCBJI. In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJI. The Company also recognized a $25 million gain as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment and a gain of $9 million related to refranchising a substantial portion of our China bottling operations. Refer to Note 2 for additional information on the North America refranchising, the conversion payments and the refranchising of our China bottling operations. Refer to Note 15 for the impact these items had on our operating segments.
During the three months ended July 1, 2016, the Company recognized a gain of $1,323 million due to the deconsolidation of our German bottling operations. This gain was partially offset by losses of $199 million due to the refranchising of territories in North America. Refer to Note 2 for additional information on the deconsolidation of our German bottling operations and the North America refranchising. Refer to Note 15 for the impact these items had on our operating segments.
During the six months ended July 1, 2016, the Company recognized a gain of $1,323 million due to the deconsolidation of our German bottling operations and a gain of $18 million resulting from the Company's disposal of its investment in Keurig. These gains were partially offset by losses of $568 million due to the refranchising of territories in North America. Refer to Note 2 for additional information on the deconsolidation of our German bottling operations, the Keurig investment disposal and the North America refranchising. Refer to Note 15 for the impact these items had on our operating segments.

NOTE 11: PRODUCTIVITY, INTEGRATION AND RESTRUCTURING INITIATIVES
Productivity and Reinvestment
In February 2012, the Company announced a productivity and reinvestment program designed to further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and the integration of Old CCE.
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
In April 2017, the Company announced its plans to transition to a new, more agile operating model to enable growth. Under this operating model, our business units will be supported by an expanded enabling services organization and a corporate center focused on a few strategic initiatives, policy and governance. The expanded enabling services organization will focus on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence.
The Company has incurred total pretax expenses of $2,634 million related to this program since it commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended June 30, 2017 (in millions):

	Accrued Balance March 31, 2017	Costs Incurred Three Months Ended June 30, 2017	Payments	Noncash and Exchange	Accrued Balance June 30, 2017
Severance pay and benefits	$177	$10	$(22)	$(3)	$162
Outside services	10	27	(25)	(1)	11
Other direct costs	18	50	(51)	(1)	16
Total	$205	$87	$(98)	$(5)	$189
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the six months ended June 30, 2017 (in millions):

	Accrued Balance December 31, 2016	Costs Incurred Six Months Ended June 30, 2017	Payments	Noncash and Exchange	Accrued Balance June 30, 2017
Severance pay and benefits	$123	$100	$(58)	$(3)	$162
Outside services	6	43	(38)	—	11
Other direct costs	22	83	(85)	(4)	16
Total	$151	$226	$(181)	$(7)	$189

Integration of Our German Bottling Operations
In 2008, the Company began the integration of our German bottling operations acquired in 2007. The Company incurred total pretax expenses of $1,367 million related to this initiative since it commenced, including expenses of $41 million and $240 million incurred during the three and six months ended July 1, 2016, respectively. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities were primarily due to involuntary terminations. During the year ended December 31, 2016, the Company deconsolidated our German bottling operations. Therefore, there was no remaining accrual balance as of December 31, 2016.
NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Service cost	$50	$60	$4	$6
Interest cost	78	80	7	7
Expected return on plan assets[1]	(163)	(165)	(3)	(2)
Amortization of prior service cost (credit)	—	(1)	(4)	(4)
Amortization of net actuarial loss	45	46	2	1
Net periodic benefit cost	10	20	6	8
Curtailment charges (credits)[2]	—	—	(42)	—
Special termination benefits[2]	39	5	—	—
Total cost recognized in condensed consolidated statements of income	$49	$25	$(36)	$8
1 The weighted-average expected long-term rates of return on plan assets used in computing 2017 net periodic benefit cost are 8.0 percent for pension benefits and 4.5 percent for other benefits.

[2]
The curtailment credits and special termination benefits were primarily related to North America refranchising and the Company's productivity, restructuring and integration initiatives. Refer to Note 2 and Note 11.

	Pension Benefits		Other Benefits
	Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Service cost	$100	$119	$9	$11
Interest cost	156	160	15	15
Expected return on plan assets[1]	(324)	(329)	(6)	(5)
Amortization of prior service cost (credit)	—	(1)	(9)	(9)
Amortization of net actuarial loss	89	92	4	3
Net periodic benefit cost	21	41	13	15
Curtailment charges (credits)[2]	—	—	(42)	—
Special termination benefits[2]	57	13	—	—
Total cost recognized in condensed consolidated statements of income	$78	$54	$(29)	$15
1 The weighted-average expected long-term rates of return on plan assets used in computing 2017 net periodic benefit cost are 8.0 percent for pension benefits and 4.5 percent for other benefits.

[2]
The curtailment credits and special termination benefits were primarily related to North America refranchising and the Company's productivity, restructuring and integration initiatives. Refer to Note 2 and Note 11.

During the six months ended June 30, 2017, the Company contributed $55 million to our pension plans, and we anticipate making additional contributions of approximately $37 million during the remainder of 2017. The Company contributed $502 million to our pension plans during the six months ended July 1, 2016.

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
The Company recorded income tax expense of $1,252 million (47.7 percent effective tax rate) and $839 million (19.5 percent effective tax rate) during the three months ended June 30, 2017 and July 1, 2016, respectively. The Company recorded income tax expense of $1,575 million (38.1 percent effective tax rate) and $1,240 million (20.0 percent effective tax rate) during the six months ended June 30, 2017 and July 1, 2016, respectively.

The following table illustrates the income tax expense (benefit) associated with significant operating and nonoperating items for the interim periods presented (in millions):

	Three Months Ended				Six Months Ended
	June 30, 2017		July 1, 2016		June 30, 2017		July 1, 2016
Asset impairments	$(164)	[1]	$—		$(164)	[1]	$—
Productivity and reinvestment program	(31)	[2]	(24)	[8]	(83)	[2]	(45)	[8]
Other productivity, integration and restructuring initiatives	—		—	[9]	—		—	[9]
Transaction gains and losses	707	[3]	26	[10]	533	[4]	(117)	[11]
Certain tax matters	(40)	[5]	83	[12]	(70)	[5]	77	[12]
Other — net	(12)	[6]	(45)	[13]	(29)	[7]	(46)	[14]

[1]	Related to charges of $667 million and $771 million during the three and six months ended June 30, 2017, respectively, due to the impairment of certain assets. Refer to Note 10 and Note 14.

[2]
Related to charges of $87 million and $226 million during the three and six months ended June 30, 2017, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 11.

[3]
Related to a net gain of $82 million which primarily consisted of a $445 million gain related to the merger of CCW and CCEJ, a $25 million gain related to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock and a $9 million gain related to refranchising a substantial portion of our China bottling operations. These gains were partially offset by a net charge of $214 million as a result of the refranchising of certain bottling territories in North America, charges of $109 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, a charge of $44 million related to costs incurred to refranchise certain of our bottling operations and a charge of $26 million related to our former German bottling operations. Refer to Note 2 and Note 10.

[4]
Related to charges of $583 million which primarily consisted of $711 million of net charges as a result of the refranchising of certain bottling territories in North America, charges of $215 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, $101 million related to costs incurred to refranchise certain of our bottling operations and a charge of $26 million related to our former German bottling operations. These charges were partially offset by a $445 million gain related to the merger of CCW and CCEJ, a $25 million gain related to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock and a $9 million gain related to refranchising a substantial portion of our China bottling operations. Refer to Note 2 and Note 10.

[5]
Related to $29 million and $82 million of excess tax benefits associated with the Company's share-based compensation arrangements during the three and six months ended June 30, 2017, respectively, and the tax benefit associated with the reversal of valuation allowances in certain of the Company's foreign jurisdictions both of which were partially offset by changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

6 Related to charges of $22 million which primarily consisted of a $38 million net charge related to the extinguishment of long-term debt and $19 million due to tax litigation expense partially offset by a $37 million net gain due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.
7 Related to charges of $86 million which primarily consisted of a $38 million net charge related to the extinguishment of long-term debt, $25 million due to tax litigation expense and a $21 million net charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.
8 Related to charges of $65 million and $128 million during the three and six months ended July 1, 2016, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 11.
9 Related to charges of $41 million and $240 million during the three and six months ended July 1, 2016, respectively. These charges were due to the integration of our German bottling operations. Refer to Note 11.
10 Related to a net gain of $1,040 million which primarily consisted of a $1,292 million gain related to the deconsolidation of our German bottling operations, partially offset by $199 million of losses due to the refranchising of territories in North America and $52 million of costs incurred to refranchise our North America bottling territories. Refer to Note 2 and Note 10.
11 Related to a net gain of $643 million which primarily consisted of a $1,292 million gain related to the deconsolidation of our German bottling operations and an $18 million gain related to the disposal of our investment in Keurig. These gains were partially offset by charges of $665 million related to $568 million of losses due to the refranchising of territories in North America and $97 million related to costs incurred to refranchise our North America bottling territories. Refer to Note 2 and Note 10.
12 Primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.
13 Related to charges of $125 million which included a $100 million cash contribution to The Coca-Cola Foundation, an $18 million charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and a $7 million charge due to tax litigation expense. Refer to Note 10.
14 Related to charges of $131 million which included a $100 million cash contribution to The Coca-Cola Foundation, a $21 million charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and a $10 million charge due to tax litigation expense. Refer to Note 10.

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
NOTE 14: FAIR VALUE MEASUREMENTS
U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Recurring Fair Value Measurements
In accordance with U.S. GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are investments in equity and debt securities classified as trading or available-for-sale and derivative financial instruments. Additionally, the Company adjusts the carrying value of certain long-term debt as a result of the Company's fair value hedging strategy.
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

The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

June 30, 2017	Level 1	Level 2	Level 3		Other[4]	Netting Adjustment[5]		Fair Value Measurements
Assets:
Trading securities[1]	$221	$120	$9		$65	$—		$415
Available-for-sale securities[1]	2,948	4,942	152	[3]	—	—		8,042
Derivatives[2]	9	410	—		—	(333)	[6]	86	[8]
Total assets	$3,178	$5,472	$161		$65	$(333)		$8,543
Liabilities:
Derivatives[2]	$(1)	$(277)	$—		$—	$215	[7]	$(63)	[8]
Total liabilities	$(1)	$(277)	$—		$—	$215		$(63)

[1]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.
2 Refer to Note 5 for additional information related to the composition of our derivative portfolio.
3 Primarily related to debt securities that mature in 2018.

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
6 The Company is obligated to return $140 million in cash collateral it has netted against its net asset derivative position.

[7]	The Company has the right to reclaim $22 million in cash collateral it has netted against its derivative position.

[8]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheets as follows: $86 million in the line item other assets and $63 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

December 31, 2016	Level 1	Level 2	Level 3		Other[4]	Netting Adjustment[5]		Fair Value Measurements
Assets:
Trading securities[1]	$202	$115	$4		$63	$—		$384
Available-for-sale securities[1]	1,655	4,619	139	[3]	—	—		6,413
Derivatives[2]	4	878	—		—	(369)	[6]	513	[8]
Total assets	$1,861	$5,612	$143		$63	$(369)		$7,310
Liabilities:
Derivatives[2]	$11	$276	$—		$—	$(192)	[7]	$95	[8]
Total liabilities	$11	$276	$—		$—	$(192)		$95

[1]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.
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

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and six months ended June 30, 2017 and July 1, 2016.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended June 30, 2017 and July 1, 2016.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The gains or losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended			Six Months Ended
	June 30, 2017		July 1, 2016	June 30, 2017		July 1, 2016
Assets held for sale[1]	$(1,145)		$(131)	$(1,512)		$(446)
Intangible assets	(338)	[2]	—	(442)	[2]	—
Other long-lived assets	(329)	[3]	—	(329)	[3]	—
Valuation of shares in equity method investee	25	[4]	—	25	[4]	—
Total	$(1,787)		$(131)	$(2,258)		$(446)

[1]
The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. These losses related to refranchising activities in North America, which were calculated based on Level 3 inputs. Refer to Note 2.

2 The Company recognized impairment charges of $291 million and $375 million during the three and six months ended June 30, 2017, respectively, related to CCR goodwill. These impairment charges were determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value. The Company also recognized an impairment charge of $33 million during the three and six months ended June 30, 2017, related to certain U.S. bottlers' franchise rights. This charge was determined by comparing the fair value of the asset to its current carrying value. Each of these impairment charges were primarily a result of refranchising activities in North America and management's estimates of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. Additionally, the Company recorded impairment charges of $14 million and $34 million during the three and six months ended June 30, 2017, respectively, related to Venezuelan intangible assets due to weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability. The fair value of these assets was derived using discounted cash flow analyses based on Level 3 inputs.
3 The Company recognized impairment charges of $310 million during the three and six months ended June 30, 2017, related to CCR property, plant and equipment and $19 million during the three and six months ended June 30, 2017, related to CCR other assets primarily as a result of refranchising activities in North America. These charges were determined by comparing the expected future cash flows (undiscounted and without interest charges) to the related carrying amounts.
4 The Company recognized a gain of $25 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment in Coca-Cola FEMSA. These gains were determined using Level 1 inputs.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; trade accounts receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of June 30, 2017, the carrying amount and fair value of our long-term debt, including the current portion, were $35,283 million and $35,855 million, respectively. As of December 31, 2016, the carrying amount and fair value of our long-term debt, including the current portion, were $33,211 million and $33,752 million, respectively.

NOTE 15: OPERATING SEGMENTS
Information about our Company's operations by operating segment is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
As of and for the three months ended June 30, 2017
Net operating revenues:
Third party	$2,037	$935	$2,286	$1,384	$3,015	$45	$—	$9,702
Intersegment	—	15	585	123	23	—	(746)	—
Total net revenues	2,037	950	2,871	1,507	3,038	45	(746)	9,702
Operating income (loss)	1,081	557	752	713	(652)	(373)	—	2,078
Income (loss) before income taxes	1,111	559	655	716	(515)	98	—	2,624
Identifiable operating assets	5,409	1,787	17,423	2,340	8,157	34,027	—	69,143
Noncurrent investments	1,330	880	110	168	16,035	3,480	—	22,003
As of and for the three months ended July 1, 2016
Net operating revenues:
Third party	$1,908	$921	$1,677	$1,401	$5,571	$61	$—	$11,539
Intersegment	123	16	1,032	159	44	2	(1,376)	—
Total net revenues	2,031	937	2,709	1,560	5,615	63	(1,376)	11,539
Operating income (loss)	1,056	512	735	758	216	(418)	—	2,859
Income (loss) before income taxes	1,078	520	745	760	269	927	—	4,299
Identifiable operating assets	4,765	1,990	16,706	2,381	19,023	31,730	—	76,595
Noncurrent investments	1,399	743	112	161	11,716	3,368	—	17,499
As of December 31, 2016
Identifiable operating assets	$4,067	$1,785	$16,566	$2,024	$15,973	$29,606	$—	$70,021
Noncurrent investments	1,302	804	109	164	11,456	3,414	—	17,249
During the three months ended June 30, 2017, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Latin America, $49 million for North America, $2 million for Asia Pacific, $10 million for Bottling Investments and $31 million for Corporate due to the Company's productivity and reinvestment program. Operating income (loss) and income (loss) before income taxes were increased by $6 million for Europe, Middle East and Africa due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $44 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 10.

•
Operating income (loss) and income (loss) before income taxes were reduced by $653 million for Bottling Investments and $14 million for Corporate due to asset impairment charges. Refer to Note 1 and Note 10.

•
Income (loss) before income taxes was increased by $38 million for Bottling Investments and decreased by $1 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $109 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	Income (loss) before income taxes was reduced by $214 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	Income (loss) before income taxes was increased by $445 million for Corporate due to a gain recognized resulting from the merger of CCW and CCEJ. Refer to Note 10.

•	Income (loss) before income taxes was increased by $9 million for Corporate due to a gain recognized upon refranchising a substantial portion of our China bottling operations. Refer to Note 2.

•
Income (loss) before income taxes was increased by $25 million for Corporate due to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment.

•	Income (loss) before income taxes was reduced by $26 million for Corporate due to charges related to our former German bottling operations.

•	Income (loss) before income taxes was reduced by $38 million for Corporate due to the early extinguishment of long-term debt. Refer to Note 6.
During the three months ended July 1, 2016, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Europe, Middle East and Africa, $27 million for North America, $58 million for Bottling Investments and $21 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $1 million for Latin America due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

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

•	Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a cash contribution to The Coca-Cola Foundation. Refer to Note 10.

•	Income (loss) before income taxes was reduced by $199 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 10.

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
During the three months ended June 30, 2017 and July 1, 2016, our operating segments were impacted by acquisition and divestiture activities. Refer to Note 2.

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2017
Net operating revenues:
Third party	$3,669	$1,848	$3,908	$2,462	$6,859	$74	$—	$18,820
Intersegment	—	28	1,357	253	46	—	(1,684)	—
Total net revenues	3,669	1,876	5,265	2,715	6,905	74	(1,684)	18,820
Operating income (loss)	1,948	1,062	1,321	1,258	(762)	(767)	—	4,060
Income (loss) before income taxes	1,996	1,066	1,128	1,265	(1,057)	(267)	—	4,131
Six Months Ended July 1, 2016
Net operating revenues:
Third party	$3,517	$1,838	$3,098	$2,503	$10,822	$43	$—	$21,821
Intersegment	264	34	1,975	292	85	5	(2,655)	—
Total net revenues	3,781	1,872	5,073	2,795	10,907	48	(2,655)	21,821
Operating income (loss)	1,983	1,035	1,316	1,309	98	(741)	—	5,000
Income (loss) before income taxes	2,028	1,038	1,325	1,314	(163)	651	—	6,193
During the six months ended June 30, 2017, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Latin America, $84 million for North America, $3 million for Asia Pacific, $24 million for Bottling Investments and $118 million for Corporate due to the Company's productivity and reinvestment program. Operating income (loss) and income (loss) before income taxes were increased by $4 million for Europe, Middle East and Africa due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $101 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 10.

•
Operating income (loss) and income (loss) before income taxes were reduced by $737 million for Bottling Investments and $34 million for Corporate due to asset impairment charges. Refer to Note 1 and Note 10.

•
Income (loss) before income taxes was reduced by $4 million for Europe, Middle East and Africa, $15 million for Bottling Investments and $2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $215 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	Income (loss) before income taxes was reduced by $711 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	Income (loss) before income taxes was increased by $445 million for Corporate due to a gain recognized resulting from the merger of CCW and CCEJ. Refer to Note 10.

•	Income (loss) before income taxes was increased by $9 million for Corporate due to a gain recognized upon refranchising a substantial portion of our China bottling operations. Refer to Note 2.

•
Income (loss) before income taxes was increased by $25 million for Corporate due to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment.

•	Income (loss) before income taxes was reduced by $26 million for Corporate due to charges related to our former German bottling operations.

•	Income (loss) before income taxes was reduced by $38 million for Corporate due to the early extinguishment of long-term debt. Refer to Note 6.
During the six months ended July 1, 2016, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Europe, Middle East and Africa, $58 million for North America, $1 million for Asia Pacific, $278 million for Bottling Investments and $28 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $1 million for Latin America due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.

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

•	Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a cash contribution to The Coca-Cola Foundation. Refer to Note 10.

•	Income (loss) before income taxes was reduced by $568 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 10.

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
During the six months ended June 30, 2017 and July 1, 2016, our operating segments were impacted by acquisition and divestiture activities. Refer to Note 2.

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

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

June 30, 2017	Estimated Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$5,073	$3,316	$1,757
Coca-Cola FEMSA, S.A.B. de C.V.	4,838	1,699	3,139
Coca-Cola European Partners plc	3,577	3,483	94
Coca-Cola HBC AG	2,474	1,190	1,284
Coca-Cola Amatil Limited	1,534	702	832
Coca-Cola Bottlers Japan Inc.[1]	985	1,131	(146)
Coca-Cola İçecek A.Ş.	580	242	338
Coca-Cola Bottling Co. Consolidated	568	119	449
Embotelladora Andina S.A.	550	271	279
Corporación Lindley S.A.	252	120	132
Total	$20,431	$12,273	$8,158
1 The carrying value of our investment exceeded its fair value as of June 30, 2017. Based on the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge.
As of June 30, 2017, gross unrealized gains and losses on available-for-sale securities were $751 million and $53 million, respectively. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. As a result of these assessments, management determined that the decline in fair value of these investments was temporary and did not record any impairment charges. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
Other Assets
Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers for distribution rights as well as to fund future marketing activities intended to generate profitable volume and expenses such payments over the periods benefited. Payments under these programs are generally capitalized and reported in the line items prepaid expenses and other assets or other assets, as appropriate, in our condensed consolidated balance sheets. When facts and circumstances indicate that the carrying value of these assets or asset groups may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.
During the three and six months ended June 30, 2017, the Company recorded an impairment charge of $19 million related to Coca-Cola Refreshments' ("CCR") other noncurrent assets as a result of current year refranchising activities in North America and management's estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. This charge was recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income and was determined by comparing the fair value of the asset to its carrying value.
Property, Plant and Equipment
As of June 30, 2017, the carrying value of our property, plant and equipment, net of depreciation, was $8,672 million, or 10 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment review is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe a hypothetical marketplace participant would use.
During the three and six months ended June 30, 2017, the Company recorded impairment charges of $310 million related to CCR's property, plant and equipment as a result of current year refranchising activities in North America and management's estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the assets to their carrying value. Refer to Note 14 of Notes to Condensed Consolidated Financial Statements.
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
In order to test for goodwill impairment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a hypothetical marketplace participant would use.
During the three and six months ended June 30, 2017, the Company recorded impairment charges of $338 million and $442 million, respectively, related to certain intangible assets. During the three months ended June 30, 2017, these charges included $291 million related to goodwill and $33 million related to bottlers' franchise rights with indefinite lives. During the six months ended June 30, 2017, these charges included $375 million related to goodwill and $33 million related to bottlers' franchise rights with indefinite lives. The impairment charges related to goodwill were determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value. As a result of these charges, the carrying value of CCR's goodwill is zero. The impairment charge related to bottlers' franchise rights with indefinite lives was determined by comparing the fair value of the assets, based on Level 3 inputs, to the current carrying value. These impairment charges were incurred primarily as a result of current year refranchising activities in North America and management's estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income. Additionally, we recorded impairment charges related to Venezuelan intangible assets for the three and six months ended June 30, 2017, of $14 million and $34 million, respectively. The Venezuelan intangible assets were written down due to weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability. These charges were recorded in Corporate in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the assets, derived using discounted cash flow analyses, to the respective carrying values.
The Company did not record any significant impairment charges related to intangible assets during the three and six months ended July 1, 2016.
If macroeconomic conditions worsen or our current financial projections are not achieved, it is possible that we may experience significant impairments of some of our intangible assets, including goodwill, which would require us to recognize impairment charges. On June 7, 2007, our Company acquired Energy Brands Inc., also known as glacéau, for approximately $4.1 billion. The total combined fair value of the various trademarks in the glacéau portfolio significantly exceeds the remaining combined carrying value of $2.9 billion as of June 30, 2017. However, the fair value of one of the individual trademarks in the portfolio currently approximates its carrying value. If the future operating results of this trademark do not support the current financial projections, or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge related to this trademark. Management will continue to monitor the fair value of our intangible assets in future periods.
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
Concentrate sales volume represents the amount of concentrates and syrups beverage bases, source waters, and powders/minerals (in all instances expressed in equivalent unit cases) sold by, or used in finished products sold by, the Company to its bottling partners or other customers. Refer to the heading "Beverage Volume" below.
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
During 2017, the Company sold a substantial portion of its bottling operations in China to the two local franchise bottlers. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Asia Pacific and Bottling Investments operating segments.
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
During 2016, the Company deconsolidated its South African bottling operations and disposed of its related equity method investment in exchange for equity method investments in Coca-Cola Beverages Africa Proprietary Limited ("CCBA") and CCBA's South African subsidiary. As part of the transaction, the Company also acquired and licensed several brands. The impacts of the deconsolidation, the disposal of the related equity method investment and the new equity method investments have been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Europe, Middle East and Africa and Bottling Investments operating segments. The brands and licenses that the Company acquired impacted the Company's unit case volume and concentrate sales volume and therefore, in addition to being included as a structural change, they are also considered acquired brands. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
During 2016, the Company also deconsolidated our German bottling operations as a result of their being combined to create Coca-Cola European Partners plc ("CCEP"). As a result of the transaction, the Company now owns an equity method investment in CCEP. Accordingly, the impact of the deconsolidation and new equity method investment has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Europe, Middle East and Africa and Bottling Investments operating segments. The Company also changed our funding arrangement with our bottling partners in China, which resulted in a reduction in net operating revenues with an offsetting reduction in direct marketing expense. The impact of the change in the arrangement has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Asia Pacific operating segment. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.

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
The Company is currently pursuing certain transactions that, if completed, will be included as structural changes for the applicable periods. We intend to refranchise 100 percent of Company-owned bottling operations in the United States by the end of 2017. Subsequent to June 30, 2017, the Company completed the sale of its remaining Company-owned bottling operations in China. Additionally, the Company has reached an agreement with Anheuser-Busch InBev ("ABI") to transition its interest in CCBA and agreed in principle to acquire ABI's interest in bottling operations in certain other countries. These transactions are subject to the relevant regulatory and minority shareholder approvals and are expected to close by the end of 2017.
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases, source waters, and powders/minerals (in all instances expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates or syrups may give rise to differences between unit case volume and concentrate sales volume growth rates.

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2017 versus 2016
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Unit Cases[1,2,3]	Concentrate Sales[4]		Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	—	—%		—%	(1)%
Europe, Middle East & Africa	3%	5%	[5]	3%	2%	[8]
Latin America	(2)	(3)		(3)	(4)
North America	—	3	[6]	—	1	[9]
Asia Pacific	1	4	[7]	1	2	[10]
Bottling Investments	(46)	N/A		(37)	N/A
1 Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.
2 Geographic operating segment data reflects unit case volume growth for all bottlers in the applicable geographic areas, both consolidated and unconsolidated.
3 Unit case volume percent change is based on average daily sales. Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales are the unit cases sold during the period divided by the number of days in the period.
4 Concentrate sales volume represents the actual amount of concentrates, syrups, beverage bases, source waters and powders/minerals (in all instances expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2017 had two fewer days when compared to the first quarter of 2016, and the fourth quarter of 2017 will have one additional day when compared to the fourth quarter of 2016.

[5]	After considering the impact of structural changes, concentrate sales volume for Europe, Middle East and Africa for the three months ended June 30, 2017 grew 3 percent.

[6]	After considering the impact of structural changes, concentrate sales volume for North America for the three months ended June 30, 2017 grew 1 percent.

[7]	After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the three months ended June 30, 2017 was even.

[8]	After considering the impact of structural changes, concentrate sales volume for Europe, Middle East and Africa for the six months ended June 30, 2017 grew 1 percent.
9 After considering the impact of structural changes, concentrate sales volume for North America for the six months ended June 30, 2017 declined 1 percent.
10 After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the six months ended June 30, 2017 was even.
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
Three Months Ended June 30, 2017 versus Three Months Ended July 1, 2016
Unit case volume in Europe, Middle East and Africa grew 3 percent, including 1 point of growth from acquired brands, which were primarily water brands in Africa. The group's growth reflected an increase of 2 percent in sparkling soft drinks, an increase of 8 percent in water, enhanced water and sports drinks and a 16 percent increase in tea and coffee. Growth in sparkling soft drinks was led by 20 percent growth in Coca-Cola Zero. The group reported increases in unit case volume in the Western Europe, South & East Africa and West Africa business units. The increases in these business units were partially offset by a 2 percent decline in unit case volume in the Middle East & North Africa business unit.
In Latin America, unit case volume declined 2 percent, which reflected a decline of 3 percent in sparkling soft drinks partially offset by growth in juice, dairy and plant-based beverages driven by incremental volume from the recently acquired AdeS brand of plant-based beverages. The group's volume decline reflected declines of 11 percent in the Latin Center business unit and 9 percent in the Brazil business unit as a result of continued macroeconomic challenges in these regions. These declines were partially offset by unit case volume growth of 2 percent in the Mexico business unit, which reflected 1 percent growth in sparkling soft drinks, 3 percent growth in water, enhanced water and sports drinks and 11 percent growth in juice, dairy and plant-based beverages.
Unit case volume in North America was even, reflecting even sparkling soft drinks volume, a 2 percent increase in juice, dairy and plant-based beverages, growth in energy drinks and a 5 percent decline in water, enhanced water and sports drinks. The group's sparkling soft drinks unit case volume included a 1 percent decline in Trademark Coca-Cola, offset by 5 percent growth in Trademark Sprite and 3 percent growth in Trademark Fanta.
In Asia Pacific, unit case volume increased 1 percent, reflecting even sparkling soft drinks volume and 6 percent growth in juice, dairy and plant-based beverages. Sparkling soft drinks volume included 2 percent growth in Trademark Coca-Cola, 1 percent growth in Trademark Sprite and a 2 percent decline in Trademark Fanta. Unit case volume in our Greater China and Korea business unit grew 6 percent. This growth was partially offset by a unit case volume decline in the ASEAN business unit.
Unit case volume for Bottling Investments declined 46 percent. This decrease primarily reflects the deconsolidation of our German bottling operations in May 2016, the refranchising of a substantial portion of our Chinese bottling operations in April 2017, as well as a decline in CCR's unit case volume of 51 percent. The decline in CCR's unit case volume was primarily driven by North America refranchising activities.
Six Months Ended June 30, 2017 versus Six Months Ended July 1, 2016
In Europe, Middle East and Africa, unit case volume grew 3 percent, including 1 point of growth from acquired brands, which were primarily water brands in Africa. The group's growth reflected an increase of 2 percent in sparkling soft drinks, an increase of 9 percent in water, enhanced water and sports drinks and a 13 percent increase in tea and coffee. These increases were partially offset by a decrease of 3 percent in juice, dairy and plant-based beverages. All business units within the group reported growth in unit case volume.
Unit case volume in Latin America declined 3 percent, which reflected a decline of 4 percent in sparkling soft drinks partially offset by growth in water, enhanced water and sports drinks, and energy drinks. The group's volume reflects declines of 15 percent in the Latin Center business unit and 9 percent in the Brazil business unit. These declines were partially offset by unit case volume growth of 4 percent in the Mexico business unit, which reflected 2 percent growth in sparkling soft drinks, 4 percent growth in water, enhanced water and sports drinks, and 12 percent growth in juice, dairy and plant-based beverages. Mexico's sparkling soft drinks unit case growth was led by 2 percent growth in Trademark Coca-Cola.
In North America, unit case volume was even, reflecting even sparkling soft drinks volume, a 2 percent increase in juice, dairy and plant-based beverages, growth in energy drinks and a 3 percent decline in water, enhanced water and sports drinks. The group's sparkling soft drinks unit case volume included a 4 percent decline in Diet Coke, offset by 5 percent growth in Trademark Sprite and 4 percent growth in Trademark Fanta.
Unit case volume in Asia Pacific grew 1 percent, reflecting an increase of 1 percent in sparkling soft drinks and 5 percent growth in juice, dairy and plant-based beverages. The increase in sparkling soft drinks volume included 2 percent growth in Trademark Coca-Cola and 1 percent growth in Trademark Sprite. Unit case volume in our Greater China and Korea business unit grew 4 percent. Unit case volume in the Japan business unit was even. This growth was partially offset by unit case volume declines of 2 percent in both our ASEAN and India & Southwest Asia business units.
Unit case volume for Bottling Investments declined 37 percent. This decrease primarily reflects the deconsolidation of our German bottling operations in May 2016, the refranchising of a substantial portion of our Chinese bottling operations in April 2017, as well as a decline in CCR's unit case volume of 40 percent. The decline in CCR's unit case volume was primarily driven by North America refranchising activities.
Concentrate Sales Volume
During the three months ended June 30, 2017, worldwide unit case volume and concentrate sales volume were even compared to the three months ended July 1, 2016. During the six months ended June 30, 2017, worldwide unit case volume was even and concentrate sales volume declined 1 percent compared to the six months ended July 1, 2016. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the six months ended June 30, 2017, was primarily due to having two fewer days during the first quarter of 2017 when compared to the first quarter of 2016. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in a reporting period. In addition to the impact of two fewer days, the differences between unit case volume and concentrate sales volume growth rates in the individual operating segments during the three and six months ended June 30, 2017 were impacted by the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.

Net Operating Revenues
Three Months Ended June 30, 2017 versus Three Months Ended July 1, 2016
The Company's net operating revenues decreased $1,837 million, or 16 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2017 versus 2016
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	—%	(17)%	3%	(2)%	(16)%
Europe, Middle East & Africa	3%	(1)%	3%	(5)%	—
Latin America	(3)	(1)	5	—	2
North America	1	2	4	—	6
Asia Pacific	—	—	(1)	(3)	(3)
Bottling Investments	(2)	(46)	2	—	(46)
Note: Certain rows may not add due to rounding.
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
Price, product and geographic mix had a 3 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorably impacted as a result of pricing initiatives, product and package mix, and geographic mix;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in certain markets, partially offset by unfavorable geographic mix;

•	North America — favorably impacted as a result of pricing initiatives and product and package mix;

•	Asia Pacific — unfavorably impacted by geographic mix; and

•	Bottling Investments — favorably impacted as a result of pricing initiatives and product and package mix in North America, partially offset by unfavorable price mix in India.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 2 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, U.K. pound sterling, Japanese yen, Argentine peso and Mexican peso, which had an unfavorable impact on our Europe, Middle East and Africa, Asia Pacific, Latin America and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the South African rand and Brazilian real, which had a favorable impact on our Europe, Middle East and Africa, and Latin America operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Six Months Ended June 30, 2017 versus Six Months Ended July 1, 2016
The Company's net operating revenues decreased $3,001 million, or 14 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2017 versus 2016
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	(1)%	(14)%	3%	(1)%	(14)%
Europe, Middle East & Africa	1%	(2)%	3%	(5)%	(3)%
Latin America	(4)	(1)	6	—	—
North America	(1)	2	3	—	4
Asia Pacific	—	—	(1)	(3)	(3)
Bottling Investments	(3)	(35)	2	—	(37)
Note: Certain rows may not add due to rounding.
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
Price, product and geographic mix had a 3 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorably impacted as a result of pricing initiatives, product and package mix, and geographic mix;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in certain markets, partially offset by unfavorable geographic mix;

•	North America — favorably impacted as a result of pricing initiatives and product and package mix;

•	Asia Pacific — unfavorably impacted by geographic mix; and

•	Bottling Investments — favorably impacted as a result of pricing initiatives and product and package mix in North America, partially offset by unfavorable price mix in India.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 1 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, U.K. pound sterling, Japanese yen, Argentine peso and Mexican peso, which had an unfavorable impact on our Europe, Middle East and Africa, Asia Pacific, Latin America and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the South African rand and Brazilian real, which had a favorable impact on our Europe, Middle East and Africa, and Latin America operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
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

Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three and six months ended June 30, 2017, the Company recorded a net loss of $3 million and a net gain of $28 million, respectively, in the line item cost of goods sold in our condensed consolidated statement of income related to the changes in the fair value of these derivative instruments. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin increased to 62.3 percent for the three months ended June 30, 2017, compared to 61.3 percent for the three months ended July 1, 2016. Our gross profit margin increased to 61.9 percent for the six months ended June 30, 2017, compared to 60.9 percent for the six months ended July 1, 2016. These increases were primarily due to the impact of positive price mix and lower commodity costs, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and acquisitions and divestitures. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to acquisitions and divestitures.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Stock-based compensation expense	$59	$50	$114	$119
Advertising expenses	985	1,002	1,883	1,905
Selling and distribution expenses[1]	838	1,355	1,919	2,751
Other operating expenses	1,260	1,505	2,541	2,898
Total	$3,142	$3,912	$6,457	$7,673
1 Includes operating expenses as well as general and administrative expenses primarily related to our Bottling Investments operating segment.
During the three and six months ended June 30, 2017, selling, general and administrative expenses decreased $770 million, or 20 percent, and $1,216 million, or 16 percent, respectively, versus the prior year comparable periods. During the three and six months ended June 30, 2017, fluctuations in foreign currency exchange rates decreased total selling, general and administrative expenses for both periods by 1 percent. Advertising expenses during the three and six months ended June 30, 2017 decreased by 2 percent as a result of foreign currency exchange rate fluctuations, which were partially offset by increased marketing investments. The decrease in selling and distribution expenses during the three and six months ended June 30, 2017 reflects the impact of divestitures and the impact of having two fewer days during the first quarter of 2017 when compared to the first quarter of 2016. The decrease in other operating expenses during the three and six months ended June 30, 2017 reflects the impact of fluctuations in foreign currency exchange rates, timing of expenses as well as savings from our productivity and reinvestment initiatives. Foreign currency exchange rate fluctuations have a more significant impact on both advertising and other operating expenses as compared to our selling and distribution expenses since they are generally transacted in local currency. Our selling and distribution expenses are primarily related to our Company-owned bottling operations, of which the majority of expenses are attributable to CCR and are primarily denominated in U.S. dollars. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to divestitures.
During the six months ended June 30, 2017, the Company contributed $55 million to our pension plans, and we anticipate making additional contributions of approximately $37 million to our pension plans during the remainder of 2017. During the year ended December 31, 2016, the Company's total pension expense related to defined benefit plans was $238 million, which primarily included $86 million of net periodic benefit cost and $155 million of settlement charges and special termination benefit costs. We expect our total 2017 pension expense to be $364 million, which includes $43 million of net periodic benefit cost and $321 million of estimated settlement charges, curtailment charges and special termination benefit costs expected to be incurred. The decrease in 2017 expected net periodic benefit cost is due to favorable asset performance in 2016 compared to our expected return, partially offset by a decrease in the expected long-term rate of return on assets for the U.S. plans and a decrease in the weighted-average discount rate.

As of June 30, 2017, we had $301 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.4 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Europe, Middle East & Africa	$(6)	$1	$(4)	$4
Latin America	1	(1)	1	(1)
North America	49	27	84	58
Asia Pacific	2	—	3	1
Bottling Investments	708	119	863	384
Corporate	69	151	184	162
Total	$823	$297	$1,131	$608
During the three months ended June 30, 2017, the Company recorded other operating charges of $823 million. These charges primarily consisted of $653 million of CCR asset impairments and $87 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $44 million related to costs incurred to refranchise certain of our bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Other operating charges also included $14 million related to the impairment of a Venezuelan intangible asset and $19 million related to tax litigation expense. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information about the Venezuelan intangible asset and Note 14 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the six months ended June 30, 2017, the Company recorded other operating charges of $1,131 million. These charges primarily consisted of $737 million of CCR asset impairments and $226 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $101 million related to costs incurred to refranchise certain of our bottling operations, $34 million related to impairments of Venezuelan intangible assets and $25 million related to tax litigation expense. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information about the Venezuelan intangible assets and Note 14 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended July 1, 2016, the Company incurred other operating charges of $297 million. These charges included $65 million due to the Company's productivity and reinvestment program and $41 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $52 million related to costs incurred to refranchise our North America bottling territories. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation and charges of $32 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact these charges had on our operating segments.
During the six months ended July 1, 2016, the Company incurred other operating charges of $608 million. These charges primarily consisted of $128 million due to the Company's productivity and reinvestment program and $240 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $97 million related to costs incurred to refranchise our North America bottling territories. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation and charges of $33 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.

Productivity and Reinvestment Program
In February 2012, the Company announced a productivity and reinvestment program designed to further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and the integration of Coca-Cola Enterprises Inc.'s former North America bottling operations ("Old CCE").
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
In April 2017, the Company announced that we were expanding the current productivity and reinvestment program, with planned initiatives that are expected to generate an incremental $800 million in annualized savings by 2019. We expect to achieve these savings through additional efficiencies in both our supply chain and our marketing expenditures as well as the transition to a new, more agile operating model to enable growth. Under this operating model, our business units will be supported by an expanded enabling services organization and a corporate center focused on a few strategic initiatives, policy and governance. The expanded enabling services organization will focus on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence. The Company has incurred total pretax expenses of $2,634 million related to this program since it began in 2012. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
Integration of Our German Bottling Operations
In 2008, the Company began the integration of our German bottling operations acquired in 2007. The Company incurred total pretax expenses of $1,367 million as a result of this initiative, primarily related to involuntary terminations, including expenses of $41 million and $240 million incurred during the three and six months ended July 1, 2016, respectively. During the year ended December 31, 2016, the Company deconsolidated our German bottling operations.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Europe, Middle East & Africa	52.0%	37.0%	48.0%	39.7%
Latin America	26.8	17.9	26.2	20.7
North America	36.2	25.7	32.5	26.3
Asia Pacific	34.3	26.5	31.0	26.2
Bottling Investments	(31.3)	7.5	(18.8)	1.9
Corporate	(18.0)	(14.6)	(18.9)	(14.8)
Total	100.0%	100.0%	100.0%	100.0%

Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Consolidated	21.4%	24.8%	21.6%	22.9%
Europe, Middle East & Africa	53.1%	55.3%	53.1%	56.4%
Latin America	59.6	55.6	57.5	56.3
North America	32.9	43.8	33.8	42.5
Asia Pacific	51.5	54.1	51.1	52.3
Bottling Investments	(21.6)	3.9	(11.1)	0.9
Three Months Ended June 30, 2017 versus Three Months Ended July 1, 2016
Operating income for the three months ended June 30, 2017, was unfavorably impacted by the refranchising of bottling territories in North America and China, which unfavorably impacted our Bottling Investments operating segment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on North America and China refranchising.
During the three months ended June 30, 2017, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 4 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, U.K. pound sterling, Japanese yen, Argentine peso and Mexican peso, which had an unfavorable impact on our Europe, Middle East and Africa, Asia Pacific, Latin America and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the South African rand and Brazilian real, which had a favorable impact on our Europe, Middle East and Africa, and Latin America operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $1,081 million and $1,056 million for the three months ended June 30, 2017 and July 1, 2016, respectively. Operating income for the segment reflects favorable product mix and geographic mix partially offset by an unfavorable foreign currency exchange rate impact of 5 percent.
Latin America reported operating income of $557 million and $512 million for the three months ended June 30, 2017 and July 1, 2016, respectively. Operating income for the segment reflects favorable price and product mix, offset by an unfavorable foreign currency exchange rate impact of 1 percent.
Operating income for North America for the three months ended June 30, 2017 and July 1, 2016, was $752 million and $735 million, respectively. The increase in operating income was primarily due to favorable price mix and product mix, partially offset by an unfavorable foreign currency exchange rate impact of 1 percent.
Asia Pacific's operating income for the three months ended June 30, 2017 and July 1, 2016, was $713 million and $758 million, respectively. Foreign currency exchange rate fluctuations unfavorably impacted the segment's operating income by 4 percent.
Operating loss for our Bottling Investments segment for the three months ended June 30, 2017 was $652 million compared to operating income of $216 million for the three months ended July 1, 2016. The segment was unfavorably impacted by acquisitions and divestitures and $653 million of asset impairment charges related to CCR, partially offset by a 1 percent favorable impact due to fluctuations in foreign currency exchange rates.
Corporate's operating loss for the three months ended June 30, 2017 and July 1, 2016, was $373 million and $418 million, respectively. Operating loss in 2017 was favorably impacted by a decrease in other operating charges and was unfavorably impacted by 4% due to foreign currency exchange rate fluctuations.
Six Months Ended June 30, 2017 versus Six Months Ended July 1, 2016
Operating income for the six months ended June 30, 2017, was unfavorably impacted by two fewer days in the first quarter of 2017 when compared to the first quarter of 2016. During the six months ended June 30, 2017, the Company's operating income was also unfavorably impacted by the refranchising of bottling territories in North America and China, which unfavorably impacted our Bottling Investments operating segment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on North America and China refranchising.
During the six months ended June 30, 2017, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 4 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, U.K. pound sterling, Japanese yen, Argentine peso and Mexican peso, which had an unfavorable impact on our Europe, Middle East and Africa, Asia Pacific, Latin America and Bottling Investments operating segments. The unfavorable impact of a stronger

U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the South African rand and Brazilian real, which had a favorable impact on our Europe, Middle East and Africa, and Latin America operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $1,948 million and $1,983 million for the six months ended June 30, 2017 and July 1, 2016, respectively. Operating income for the segment reflects favorable product mix and geographic mix offset by an unfavorable foreign currency exchange rate impact of 5 percent.
Latin America reported operating income of $1,062 million and $1,035 million for the six months ended June 30, 2017 and July 1, 2016, respectively. Operating income for the segment reflects favorable price and product mix offset by an unfavorable foreign currency exchange rate impact of 2 percent.
Operating income for North America for the six months ended June 30, 2017 and July 1, 2016, was $1,321 million and $1,316 million, respectively. The increase in operating income was primarily due to favorable price mix and product mix, partially offset by an unfavorable foreign currency exchange rate impact of 1 percent.
Asia Pacific's operating income for the six months ended June 30, 2017 and July 1, 2016, was $1,258 million and $1,309 million, respectively. Foreign currency exchange rate fluctuations unfavorably impacted the segment's operating income by 4 percent.
Operating loss for our Bottling Investments segment for the six months ended June 30, 2017 was $762 million compared to operating income of $98 million for the six months ended July 1, 2016. The segment was unfavorably impacted by acquisitions and divestitures and $737 million of asset impairment charges related to CCR.
Corporate's operating loss for the six months ended June 30, 2017 and July 1, 2016, was $767 million and $741 million, respectively. Fluctuations in foreign currency exchange rates decreased Corporate's operating loss by 3 percent.
Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended June 30, 2017, interest income was $165 million, compared to $164 million during the three months ended July 1, 2016, an increase of $1 million. During the six months ended June 30, 2017, interest income was $320 million, compared to $308 million during the six months ended July 1, 2016, an increase of $12 million.
Interest Expense
During the three months ended June 30, 2017, interest expense was $231 million, compared to $162 million during the three months ended July 1, 2016, an increase of $69 million. During the six months ended June 30, 2017, interest expense was $423 million, compared to $303 million during the six months ended July 1, 2016, an increase of $120 million. This increase primarily reflects the impact of higher interest rates on the Company’s debt portfolio. In addition, during the three and six months ended, the Company recorded a net charge of $38 million due to the extinguishment of certain long-term debt. This net charge included the difference between the reacquisition price and the net carrying amount of the debt extinguished. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended June 30, 2017 versus Three Months Ended July 1, 2016
During the three months ended June 30, 2017, equity income was $409 million, compared to equity income of $305 million during the three months ended July 1, 2016, an increase of $104 million, or 34 percent. This increase reflects, among other items, more favorable operating results reported by several of our equity method investees as well as equity investments that the Company recently acquired in CCEP, CCBA and CCBA's South African subsidiary, and AC Bebidas, S. de R.L. de C.V. ("AC Bebidas"), a subsidiary of Arca Continental, S.A.B. de C.V. ("Arca"). The favorable impact of these items was partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates and the derecognition of the Company's former equity method investment in South Africa. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information on the deconsolidation of both our German and South African bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's investment in AC Bebidas.
The Company recorded a net gain of $37 million and a net charge of $18 million in the line item equity income (loss) — net during the three months ended June 30, 2017 and July 1, 2016, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

Six Months Ended June 30, 2017 versus Six Months Ended July 1, 2016
During the six months ended June 30, 2017, equity income was $525 million, compared to equity income of $397 million during the six months ended July 1, 2016, an increase of $128 million, or 32 percent. This increase reflects, among other items, more favorable operating results reported by several of our equity method investees as well as equity investments that the Company recently acquired in CCEP, CCBA and CCBA's South African subsidiary, and AC Bebidas. The favorable impact of these items was partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates and the derecognition of the Company's former equity method investment in South Africa. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information on the deconsolidation of both our German and South African bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's investment in AC Bebidas.
The Company recorded net charges of $21 million and $21 million in the line item equity income (loss) — net during the six months ended June 30, 2017 and July 1, 2016, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
Three Months Ended June 30, 2017 versus Three Months Ended July 1, 2016
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
During the three months ended June 30, 2017, other income (loss) — net was income of $203 million. The Company recognized a gain of $445 million related to the integration of Coca-Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") to establish Coca-Cola Bottlers Japan Inc. ("CCBJI"). In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJI. The Company also recognized a $25 million gain as a result of Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment and a gain of $9 million related to refranchising a substantial portion of our China bottling operations. These gains were partially offset by a net charge of $214 million due to the refranchising of certain bottling territories in North America and charges of $109 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of comprehensive beverage agreement ("CBA") with additional requirements. The Company also incurred a charge of $26 million related to our former German bottling operations. Other income (loss) — net also included net gains of $23 million related to trading securities and the sale of available-for-sale securities and $38 million of dividend income, partially offset by net foreign currency exchange losses of $3 million. None of the other items included in other income (loss) — net during the three months ended June 30, 2017, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the refranchising of our China bottling operations, North America refranchising and the conversion payments. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
During the three months ended July 1, 2016, other income (loss) — net was income of $1,133 million. The Company recognized a gain of $1,323 million due to the deconsolidation of our German bottling operations, which was partially offset by losses of $199 million due to the refranchising of territories in North America. Other income (loss) — net also included dividend income of $23 million and foreign currency exchange losses of $28 million. None of the other items included in other income (loss) — net during the three months ended July 1, 2016, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the deconsolidation of the German bottling operations and the North America refranchising.
Six Months Ended June 30, 2017 versus Six Months Ended July 1, 2016
During the six months ended June 30, 2017, other income (loss) — net was a loss of $351 million. The Company recognized net losses of $711 million due to the refranchising of certain bottling territories in North America and charges of $215 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also incurred a charge of $26 million related to our former German bottling operations.These losses were partially offset by a gain of $445 million related to the integration of CCW and CCEJ to establish CCBJI. In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJI. The Company also recognized a $25 million gain as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment and a gain of $9 million related to refranchising a substantial portion of our China bottling operations. Other income (loss) — net also included net gains of $55 million related to trading securities and available-for-sale securities and $52 million of dividend income, partially offset by net foreign currency exchange losses of $11 million. None of the other items included in other income (loss) — net during the six months ended June 30, 2017, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the refranchising of our China bottling operations, North America refranchising and the conversion payments. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
During the six months ended July 1, 2016, other income (loss) — net was income of $791 million. The Company recognized a gain of $1,323 million due to the deconsolidation of our German bottling operations and a gain of $18 million resulting from the Company's disposal of its investment in Keurig Green Mountain, Inc. ("Keurig"). These gains were partially offset by losses of $568 million due to the refranchising of territories in North America. Other income (loss) — net also included gains of $44 million related to trading securities and available-for-sale securities, dividend income of $38 million and foreign currency exchange losses of $82 million. None of the other items included in other income (loss) — net during the six months ended July 1, 2016, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the deconsolidation of the German bottling operations, the North America refranchising and the disposal of the Company's Keurig investment. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
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
The Company recorded income tax expense of $1,252 million (47.7 percent effective tax rate) and $839 million (19.5 percent effective tax rate) during the three months ended June 30, 2017 and July 1, 2016, respectively. The Company recorded income tax expense of $1,575 million (38.1 percent effective tax rate) and $1,240 million (20.0 percent effective tax rate) during the six months ended June 30, 2017 and July 1, 2016, respectively.

The following table illustrates the income tax expense (benefit) associated with significant operating and nonoperating items for the interim periods presented (in millions):

	Three Months Ended				Six Months Ended
	June 30, 2017		July 1, 2016		June 30, 2017		July 1, 2016
Asset impairments	$(164)	[1]	$—		$(164)	[1]	$—
Productivity and reinvestment program	(31)	[2]	(24)	[8]	(83)	[2]	(45)	[8]
Other productivity, integration and restructuring initiatives	—		—	[9]	—		—	[9]
Transaction gains and losses	707	[3]	26	[10]	533	[4]	(117)	[11]
Certain tax matters	(40)	[5]	83	[12]	(70)	[5]	77	[12]
Other — net	(12)	[6]	(45)	[13]	(29)	[7]	(46)	[14]

[1]
Related to charges of $667 million and $771 million during the three and six months ended June 30, 2017, respectively, due to the impairment of certain assets. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $87 million and $226 million during the three and six months ended June 30, 2017, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to a net gain of $82 million which primarily consisted of a $445 million gain related to the merger of CCW and CCEJ, a $25 million gain related to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock and a $9 million gain related to refranchising a substantial portion of our China bottling operations. These gains were partially offset by a net charge of $214 million as a result of the refranchising of certain bottling territories in North America, charges of $109 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, a charge of $44 million related to costs incurred to refranchise certain of our bottling operations and a charge of $26 million related to our former German bottling operations. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to charges of $583 million which primarily consisted of $711 million of net charges as a result of the refranchising of certain bottling territories in North America, charges of $215 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, $101 million related to costs incurred to refranchise certain of our bottling operations and a charge of $26 million related to our former German bottling operations. These charges were partially offset by a $445 million gain related to the merger of CCW and CCEJ, a $25 million gain related to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock and a $9 million gain related to refranchising a substantial portion of our China bottling operations. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[5]
Related to $29 million and $82 million of excess tax benefits associated with the Company's share-based compensation arrangements during the three and six months ended June 30, 2017, respectively, and the tax benefit associated with the reversal of valuation allowances in certain of the Company's foreign jurisdictions both of which were partially offset by changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

6 Related to charges of $22 million which primarily consisted of a $38 million net charge related to the extinguishment of long-term debt and $19 million due to tax litigation expense partially offset by a $37 million net gain due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.
7 Related to charges of $86 million which primarily consisted of a $38 million net charge related to the extinguishment of long-term debt, $25 million due to tax litigation expense and a $21 million net charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.
8 Related to charges of $65 million and $128 million during the three and six months ended July 1, 2016, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.
9 Related to charges of $41 million and $240 million during the three and six months ended July 1, 2016, respectively. These charges were due to the integration of our German bottling operations. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.
10 Related to a net gain of $1,040 million which primarily consisted of a $1,292 million gain related to the deconsolidation of our German bottling operations, partially offset by $199 million of losses due to the refranchising of territories in North America and $52 million of costs incurred to refranchise our North America bottling territories. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.
11 Related to a net gain of $643 million which primarily consisted of a $1,292 million gain related to the deconsolidation of our German bottling operations and an $18 million gain related to the disposal of our investment in Keurig. These gains were partially offset by charges of $665 million related to $568 million of losses due to the refranchising of territories in North America and $97 million related to costs incurred to refranchise our North America bottling territories. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.
12 Primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

13 Related to charges of $125 million which included a $100 million cash contribution to The Coca-Cola Foundation, an $18 million charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and a $7 million charge due to tax litigation expense. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.
14 Related to charges of $131 million which included a $100 million cash contribution to The Coca-Cola Foundation, a $21 million charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and a $10 million charge due to tax litigation expense. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.
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
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2017. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $8,265 million in lines of credit available for general corporate purposes as of June 30, 2017. These backup lines of credit expire at various times between 2017 and 2022.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for the six months ended June 30, 2017. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $23.8 billion as of June 30, 2017.
Net operating revenues in the United States were $8.2 billion for the six months ended June 30, 2017, or 44 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 and July 1, 2016, was $3,391 million and $3,820 million, respectively, a decrease of $429 million, or 11 percent. This decrease was driven by unfavorable impacts resulting from changes in working capital of $225 million, two fewer days in the first quarter of 2017 compared to the first quarter of 2016 and foreign currency exchange rate fluctuations. Included in the changes in working capital are unfavorable impacts resulting from hedging activities and additional income tax payments which were partially offset by a favorable impact resulting from reduced pension contributions compared to the prior year comparable period.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2017 and July 1, 2016, was $1,224 million and $937 million, respectively, an increase of $287 million, or 31 percent.
Purchases of Investments and Proceeds from Disposals of Investments
During the six months ended June 30, 2017, purchases of investments were $10,047 million and proceeds from disposals of investments were $8,337 million, resulting in a net cash outflow of $1,710 million. The activity primarily represents the purchases of and proceeds from short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.
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
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 30, 2017, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $520 million, which primarily related to the acquisition of AdeS, a plant-based beverage business, by the Company and several of its bottling partners in Latin America. Additionally, in conjunction with the refranchising of CCR's Southwest operating unit ("Southwest Transaction"), we obtained an equity interest in AC Bebidas. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
During the six months ended June 30, 2017, the Company and ABI reached definitive agreements regarding the transition of ABI's stake in CCBA for an equity value of $3,150 million, after customary adjustments. The Company has also agreed in principle to acquire ABI's interest in bottling operations in certain other countries. The transactions are subject to the relevant regulatory and minority approvals and are expected to close by the end of 2017.
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
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 30, 2017, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $2,055 million, primarily related to proceeds from the refranchising of certain bottling territories in North America and the refranchising of a substantial portion of our China bottling operations. During the six months ended July 1, 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $420 million, primarily related to proceeds from the refranchising of certain bottling territories in North America. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the six months ended June 30, 2017, were $790 million. The Company currently expects our 2017 full year capital expenditures net of disposals to be $2.0 billion to $2.5 billion, primarily in our Bottling Investments operating segment.
During the six months ended July 1, 2016, cash outflows for investing activities included purchases of property, plant and equipment net of disposals of $1,044 million.

Cash Flows from Financing Activities
Our financing activities include net borrowings, issuances of stock, share repurchases and dividends. Net cash provided by financing activities during the six months ended June 30, 2017 totaled $797 million compared to net cash used in financing activities of $783 million during the prior year comparable period.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the six months ended June 30, 2017, the Company had issuances of debt of $18,586 million, which included $1,151 million of net issuances related to commercial paper and short-term debt with maturities of 90 days or less, $13,802 million of issuances related to commercial paper and short-term debt with maturities greater than 90 days, and issuances of long-term debt of $3,633 million, net of related discounts and issuance costs. The Company made payments of debt of $14,910 million during the six months ended June 30, 2017, which included $12,365 million of payments of commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $2,545 million. Refer below for additional details on our long-term debt issuances and payments.
During the six months ended June 30, 2017, the Company issued U.S. dollar- and euro-denominated debt of $1,000 million and €2,500 million, respectively. The general terms of the notes issued are as follows:

•	$500 million total principal amount of notes due May 25, 2022, at a fixed interest rate of 2.20 percent;

•	$500 million total principal amount of notes due May 25, 2027, at a fixed interest rate of 2.90 percent;

•	€1,500 million total principal amount of notes due March 8, 2019, at a variable interest rate equal to the three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.25 percent;

•	€500 million total principal amount of notes due March 9, 2021, at a fixed interest rate of 0.00 percent; and

•	€500 million total principal amount of notes due March 8, 2024, at a fixed interest rate of 0.50 percent.
During the six months ended June 30, 2017, the Company retired upon maturity €2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three-month EURIBOR plus 0.15 percent. The Company also extinguished a portion of the long-term debt that was assumed in connection with our acquisition of Old CCE. The extinguished notes had a carrying value of $360 million, which included fair value adjustments recorded as part of purchase accounting. The general terms of the notes extinguished were as follows:

•	$95.6 million total principal amount of notes due August 15, 2019, at a fixed interest rate of 4.50 percent;

•	$11.7 million total principal amount of notes due September 15, 2022, at a fixed interest rate of 8.00 percent;

•	$36.5 million total principal amount of notes due September 15, 2023, at a fixed interest rate of 6.75 percent;

•	$9.9 million total principal amount of notes due October 1, 2026, at a fixed interest rate of 7.00 percent;

•	$53.8 million total principal amount of notes due November 15, 2026, at a fixed interest rate of 6.95 percent;

•	$41.3 million total principal amount of notes due September 15, 2028, at a fixed interest rate of 6.75 percent;

•	$32.0 million total principal amount of notes due October 15, 2036, at a fixed interest rate of 6.70 percent;

•	$3.4 million total principal amount of notes due March 18, 2037, at a fixed interest rate of 5.71 percent;

•	$24.3 million total principal amount of notes due January 15, 2038, at a fixed interest rate of 6.75 percent; and

•	$4.7 million total principal amount of notes due May 15, 2098, at a fixed interest rate of 7.00 percent.
As of June 30, 2017, the carrying value of the Company's long-term debt included $278 million of fair value adjustments related to the remaining debt assumed in connection with our acquisition of Old CCE. These fair value adjustments will be amortized over a weighted-average period of approximately 24 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.

Issuances of Stock
During the six months ended June 30, 2017, the Company received cash proceeds from issuances of stock of $917 million, a decrease of $191 million when compared to cash proceeds of $1,108 million from issuances of stock during the six months ended July 1, 2016. This decrease is primarily due to a decrease in the exercise of stock options by Company employees.
Share Repurchases
During the six months ended June 30, 2017, the Company repurchased 50.8 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average price per share of $43.13 per share, for a total cost of $2,189 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $2,197 million during the six months ended June 30, 2017. The total cash outflow for treasury stock during the first six months of 2017 includes treasury stock that was purchased and settled during the six months ended June 30, 2017, as well as stock purchased in December 2016 that settled in early 2017; however, it does not include treasury stock that was purchased but did not settle during the six months ended June 30, 2017. In addition to shares repurchased under the share repurchase program authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company's issuances of stock and share repurchases during the six months ended June 30, 2017, resulted in a net cash outflow of $1,280 million. We currently expect to repurchase approximately $2.0 billion of our stock during 2017, net of proceeds from the issuance of treasury stock due to the exercise of employee stock options.
During the six months ended July 1, 2016, the Company repurchased 48.8 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average price per share of $44.82 per share, for a total cost of $2,187 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the six months ended July 1, 2016, was $2,156 million. The total cash outflow for treasury stock during the first three months of 2016 includes treasury stock that was purchased and settled during the six months ended July 1, 2016, as well as stock purchased in December 2015 that settled in early 2016; however, it does not include treasury stock that was purchased but did not settle during the six months ended July 1, 2016. In addition to shares repurchased under the share repurchase program authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company's issuances of stock and share repurchases during the six months ended July 1, 2016, resulted in a net cash outflow of $1,048 million.
Dividends
During the six months ended June 30, 2017, the Company paid dividends of $1,584 million. The Company paid the second quarter dividend during the first week of July 2017. During the six months ended July 1, 2016, the Company paid dividends of $3,017 million.
Our Board of Directors approved the Company's regular quarterly dividend of $0.37 per share at its July 2017 meeting. This dividend is payable on October 2, 2017, to shareowners of record as of September 15, 2017.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to the geographic diversity of our operations, weakness in some foreign currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three and six months ended June 30, 2017 by 4 percent. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have an unfavorable impact on our results through the end of the year.
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
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. We also have certain U.S. dollar-denominated intangible assets associated with products sold in Venezuela. As a result of weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability, we recorded impairment charges of $14 million and $34 million during the three and six months ended June 30, 2017, respectively, in the line item other operating charges in our condensed consolidated statement of income. As a result of these impairment charges, the remaining carrying value of all U.S. dollar-denominated intangible assets associated with products sold in Venezuela is zero.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	June 30, 2017	December 31, 2016	Increase (Decrease)		Percent Change
Cash and cash equivalents	$11,718	$8,555	$3,163		37%
Short-term investments	11,016	9,595	1,421		15
Marketable securities	4,490	4,051	439		11
Trade accounts receivable — net	4,024	3,856	168		4
Inventories	2,790	2,675	115		4
Prepaid expenses and other assets	2,866	2,481	385		16
Assets held for sale	2,057	2,797	(740)		(26)
Equity method investments	20,845	16,260	4,585		28
Other investments	1,158	989	169		17
Other assets	4,318	4,248	70		2
Property, plant and equipment — net	8,672	10,635	(1,963)		(18)
Trademarks with indefinite lives	6,527	6,097	430		7
Bottlers' franchise rights with indefinite lives	772	3,676	(2,904)		(79)
Goodwill	9,449	10,629	(1,180)		(11)
Other intangible assets	444	726	(282)		(39)
Total assets	$91,146	$87,270	$3,876		4%
Accounts payable and accrued expenses	$10,363	$9,490	$873		9%
Loans and notes payable	14,355	12,498	1,857		15
Current maturities of long-term debt	3,478	3,527	(49)		(1)
Accrued income taxes	351	307	44		14
Liabilities held for sale	283	710	(427)		(60)
Long-term debt	31,805	29,684	2,121		7
Other liabilities	4,092	4,081	11		—
Deferred income taxes	4,330	3,753	577		15
Total liabilities	$69,057	$64,050	$5,007		8%
Net assets	$22,089	$23,220	$(1,131)	[1]	(5)%
1 Includes a decrease in net assets of $818 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•
Assets held for sale and liabilities held for sale decreased primarily due to North America and China bottling refranchising activities. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Equity method investments increased primarily due to our new investments in AC Bebidas and CCBJI. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Property, plant and equipment, bottlers' franchise rights with indefinite lives and goodwill decreased primarily as a result of additional North America bottling territories being refranchised or reclassified as held for sale as well as impairment charges recorded. Refer to Note 2 and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Accounts payable and accrued expenses increased primarily due to the Company's second quarter 2017 dividend payment, which was payable to shareowners of record as of June 15, 2017. This payment was made during the first week of July 2017.

•	Loans and notes payable increased due to commercial paper activity.

•
Deferred income taxes increased primarily due to the adoption of Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. A trial date has been set for March 5, 2018. On June 20, 2017, the Company filed a motion for summary judgment on the portion of the IRS’ adjustments related to our licensee in Mexico.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2017, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
April 1, 2017 through April 28, 2017	3,047,873	$42.93	3,047,510	120,076,548
April 29, 2017 through May 26, 2017	6,072,201	$43.95	6,067,620	114,008,928
May 27, 2017 through June 30, 2017	12,406,189	$45.35	12,406,189	101,602,739
Total	21,526,263	$44.61	21,521,319
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below; and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 363 shares and 4,581 shares for the fiscal months of April and May, respectively.
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

Exhibit No.
(With regard to applicable cross-references in the list of exhibits below, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission (the "SEC") under File No. 001-02217; and Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Current, Quarterly and Annual Reports are filed with the SEC under File No. 001-09300).

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

4.2
Amended and Restated Indenture, dated as of April 26, 1988, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 25, 2017.

4.3
First Supplemental Indenture, dated as of February 24, 1992, to Amended and Restated Indenture, dated as of April 26, 1988, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 25, 2017.

4.4
Second Supplemental Indenture, dated as of November 1, 2007, to Amended and Restated Indenture, dated as of April 26, 1988, as amended, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on May 25, 2017.

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

4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.9	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.10	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.12	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.15	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.16	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.17	Form of Note for 0.750% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.18	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.19	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.20	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.

4.21	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.22	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.23	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.24	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.25	Form of Note for 2.550% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.26	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.27	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.28	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.29	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.30	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.31	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.32	Form of Note for 2.200% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.33	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.34
Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated July 30, 1991.

4.35
First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between the Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated January 29, 1992.

4.36
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., The Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on form 8-K filed on June 23, 2017.

10.1	Letter, dated April 27, 2017, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2017.
10.2	Letter, dated April 27, 2017, from the Company to Muhtar Kent — incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 28, 2017.
10.3	Letter, dated April 27, 2017, from the Company to Mark Randazza — incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 28, 2017.
10.4	Amendment Four to the Coca-Cola Company Supplemental Pension Plan, effective June 1, 2017, dated June 29, 2017.
10.5
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Ceree Eberly dated March 15, 2017, accepted April 20, 2017.

10.6
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Clyde Tuggle dated March 13, 2017, accepted April 24, 2017.

10.7	Letter, dated June 5, 2017, from the Company to Francisco Xavier Crespo Benitez.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, President and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President, Chief Financial Officer and President of Enabling Services of The Coca-Cola Company.

32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, President and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President, Chief Financial Officer and President of Enabling Services of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and July 1, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and July 1, 2016, (iii) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and July 1, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ LARRY M. MARK
Date:	July 27, 2017	Larry M. Mark Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	July 27, 2017	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (As Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.
(With regard to applicable cross-references in the list of exhibits below, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission (the "SEC") under File No. 001-02217; and Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Current, Quarterly and Annual Reports are filed with the SEC under File No. 001-09300).

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

4.2
Amended and Restated Indenture, dated as of April 26, 1988, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 25, 2017.

4.3
First Supplemental Indenture, dated as of February 24, 1992, to Amended and Restated Indenture, dated as of April 26, 1988, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 25, 2017.

4.4
Second Supplemental Indenture, dated as of November 1, 2007, to Amended and Restated Indenture, dated as of April 26, 1988, as amended, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on May 25, 2017.

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

4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.9	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.10	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.12	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.15	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.16	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.17	Form of Note for 0.750% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.18	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.19	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.

4.20	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.21	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.22	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.23	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.24	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.25	Form of Note for 2.550% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.26	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.27	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.28	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.29	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.30	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.31	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.32	Form of Note for 2.200% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.33	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.34
Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated July 30, 1991.

4.35
First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between the Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated January 29, 1992.

4.36
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., The Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on June 23, 2017.

10.1	Letter, dated April 27, 2017, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2017.
10.2	Letter, dated April 27, 2017, from the Company to Muhtar Kent — incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 28, 2017.
10.3	Letter, dated April 27, 2017, from the Company to Mark Randazza — incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 28, 2017.
10.4	Amendment Four to the Coca-Cola Company Supplemental Pension Plan, effective June 1, 2017, dated June 29, 2017.
10.5
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Ceree Eberly dated March 15, 2017, accepted April 20, 2017.

10.6
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Clyde Tuggle dated March 13, 2017, accepted April 24, 2017.

10.7	Letter, dated June 5, 2017, from the Company to Francisco Xavier Crespo Benitez.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, President and Chief Executive Officer of The Coca-Cola Company.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President, Chief Financial Officer and President of Enabling Services of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, President and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President, Chief Financial Officer and President of Enabling Services of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and July 1, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and July 1, 2016, (iii) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and July 1, 2016, and (v) Notes to Condensed Consolidated Financial Statements.