Form 10-Q
period 2017-09-29
COCA COLA CO
filed 2017-10-26
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017
OR
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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding as of October 23, 2017
$0.25 Par Value	4,260,667,316 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
NET OPERATING REVENUES	$9,078	$10,633	$27,898	$32,454
Cost of goods sold	3,395	4,131	10,567	12,671
GROSS PROFIT	5,683	6,502	17,331	19,783
Selling, general and administrative expenses	3,203	4,009	9,660	11,682
Other operating charges	360	222	1,491	830
OPERATING INCOME	2,120	2,271	6,180	7,271
Interest income	175	164	495	472
Interest expense	208	182	631	485
Equity income (loss) — net	358	281	883	678
Other income (loss) — net	(771)	(1,106)	(1,122)	(315)
INCOME BEFORE INCOME TAXES	1,674	1,428	5,805	7,621
Income taxes	230	378	1,805	1,618
CONSOLIDATED NET INCOME	1,444	1,050	4,000	6,003
Less: Net income (loss) attributable to noncontrolling interests	(3)	4	0	26
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,447	$1,046	$4,000	$5,977
BASIC NET INCOME PER SHARE[1]	$0.34	$0.24	$0.94	$1.38
DILUTED NET INCOME PER SHARE[1]	$0.33	$0.24	$0.92	$1.37
DIVIDENDS PER SHARE	$0.37	$0.35	$1.11	$1.05
AVERAGE SHARES OUTSTANDING	4,266	4,315	4,275	4,322
Effect of dilutive securities	54	49	52	52
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	4,320	4,364	4,327	4,374
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
CONSOLIDATED NET INCOME	$1,444	$1,050	$4,000	$6,003
Other comprehensive income:
Net foreign currency translation adjustment	693	86	1,511	415
Net gain (loss) on derivatives	(96)	(101)	(394)	(666)
Net unrealized gain (loss) on available-for-sale securities	1	(82)	165	79
Net change in pension and other benefit liabilities	49	39	82	128
TOTAL COMPREHENSIVE INCOME (LOSS)	2,091	992	5,364	5,959
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2)	2	2	17
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,093	$990	$5,362	$5,942
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	September 29, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,528	$8,555
Short-term investments	9,691	9,595
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	22,219	18,150
Marketable securities	5,138	4,051
Trade accounts receivable, less allowances of $488 and $466, respectively	3,664	3,856
Inventories	2,608	2,675
Prepaid expenses and other assets	2,993	2,481
Assets held for sale	1,782	2,797
TOTAL CURRENT ASSETS	38,404	34,010
EQUITY METHOD INVESTMENTS	21,644	16,260
OTHER INVESTMENTS	1,117	989
OTHER ASSETS	4,480	4,248
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $8,424 and $10,621, respectively	8,306	10,635
TRADEMARKS WITH INDEFINITE LIVES	6,575	6,097
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	138	3,676
GOODWILL	9,473	10,629
OTHER INTANGIBLE ASSETS	378	726
TOTAL ASSETS	$90,515	$87,270
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,212	$9,490
Loans and notes payable	13,398	12,498
Current maturities of long-term debt	3,231	3,527
Accrued income taxes	355	307
Liabilities held for sale	437	710
TOTAL CURRENT LIABILITIES	27,633	26,532
LONG-TERM DEBT	32,471	29,684
OTHER LIABILITIES	3,946	4,081
DEFERRED INCOME TAXES	4,313	3,753
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	15,699	14,993
Reinvested earnings	64,759	65,502
Accumulated other comprehensive income (loss)	(9,843)	(11,205)
Treasury stock, at cost — 2,778 and 2,752 shares, respectively	(50,256)	(47,988)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	22,119	23,062
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	33	158
TOTAL EQUITY	22,152	23,220
TOTAL LIABILITIES AND EQUITY	$90,515	$87,270
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 29, 2017	September 30, 2016
OPERATING ACTIVITIES
Consolidated net income	$4,000	$6,003
Depreciation and amortization	926	1,323
Stock-based compensation expense	167	191
Deferred income taxes	606	(98)
Equity (income) loss — net of dividends	(559)	(417)
Foreign currency adjustments	322	193
Significant (gains) losses on sales of assets — net	942	364
Other operating charges	918	277
Other items	(9)	(205)
Net change in operating assets and liabilities	(1,395)	(908)
Net cash provided by operating activities	5,918	6,723
INVESTING ACTIVITIES
Purchases of investments	(12,925)	(12,733)
Proceeds from disposals of investments	12,161	13,210
Acquisitions of businesses, equity method investments and nonmarketable securities	(538)	(767)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	2,790	745
Purchases of property, plant and equipment	(1,194)	(1,561)
Proceeds from disposals of property, plant and equipment	72	92
Other investing activities	(122)	(319)
Net cash provided by (used in) investing activities	244	(1,333)
FINANCING ACTIVITIES
Issuances of debt	24,899	22,667
Payments of debt	(22,424)	(20,406)
Issuances of stock	1,320	1,295
Purchases of stock for treasury	(3,087)	(2,509)
Dividends	(3,165)	(3,028)
Other financing activities	(42)	198
Net cash provided by (used in) financing activities	(2,499)	(1,783)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	310	231
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	3,973	3,838
Balance at beginning of period	8,555	7,309
Balance at end of period	$12,528	$11,147
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our Condensed Consolidated Financial Statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2017 and the third quarter of 2016 ended on September 29, 2017 and September 30, 2016, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. As a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expected to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded a write-down of $76 million during the three and nine months ended September 30, 2016 in the line item other operating charges in our condensed consolidated statements of income.

We also have certain U.S. dollar-denominated intangible assets associated with products sold in Venezuela. As a result of weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability, we recorded impairment charges of $34 million during the nine months ended September 29, 2017 in the line item other operating charges in our condensed consolidated statement of income. As a result of these impairment charges, the remaining carrying value of all U.S. dollar-denominated intangible assets associated with products sold in Venezuela is zero.
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
The Company plans to adopt ASU 2014-09 and its amendments on a modified retrospective basis. We expect that ASU 2014-09's broad definition of variable consideration will require the Company to estimate and record certain variable payments resulting from collaborative funding arrangements, rebates and other pricing allowances earlier than it currently does. While we do not expect this change to have a material impact on our net operating revenues on an annual basis, we do expect that it will have an impact on our revenue in interim periods. Additionally, as a result of electing certain of the practical expedients available under the ASU, the Company expects there will be some reclassifications to or from net operating revenues, cost of goods sold, and selling, general and administrative expenses. As we continue our assessment, the Company is also identifying and preparing to implement changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements. We are in the process of quantifying the impacts that will result from applying the new guidance. Our assessment will be completed during fiscal year 2017.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this update are intended to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a consolidated statement of financial position. The standard was prospectively adopted by the Company on January 1, 2017. Had the Company retrospectively adopted the standard as of December 31, 2016, the line items prepaid expenses and other assets and accounts payable and accrued expenses in our condensed consolidated balance sheet would have been reduced by $80 million and $692 million, respectively, as a result of reclassifying the current deferred tax assets and liabilities. The offsetting impact for the reclassifications as of December 31, 2016 would have increased the noncurrent line items other assets and deferred income taxes in our condensed consolidated balance sheet by $54 million and $666 million, respectively.
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
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted ASU 2016-09 on January 1, 2017 by prospectively recognizing excess tax benefits and tax deficiencies in our consolidated statement of income as the awards vested or were settled. Effective January 1, 2017, the Company also prospectively presented excess tax benefits as an operating activity, rather than a financing activity, in our consolidated statement of cash flows. Had these changes been required to be adopted retrospectively, during the three and nine months ended September 30, 2016, the Company would have recognized an additional $20 million and $140 million, respectively, of excess tax benefits in our condensed consolidated statements of income. Additionally, during the nine months ended September 30,

2016, the Company would have reduced our financing activities and increased our operating activities by $140 million in our condensed consolidated statement of cash flows. The Company has elected, consistent with past practice, to estimate the number of awards that are expected to vest to determine the amount of stock-based compensation expense recognized in earnings.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for the Company beginning January 1, 2018 and will be applied using a modified retrospective basis. We currently expect the cumulative-effect adjustment will result in a net deferred tax asset of approximately $2.8 billion. This amount will primarily be recorded as a deferred tax asset in the line item other assets in our consolidated balance sheet.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The amendments in this update address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for the Company beginning January 1, 2018 and is required to be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact that ASU 2016-18 will have on our consolidated statement of cash flows.
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of the Company's net periodic pension cost and net periodic postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of net periodic benefit cost being classified outside of a subtotal of income from operations. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. ASU 2017-07 is effective for the Company beginning January 1, 2018 and is required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in our income statement. ASU 2017-07 allows a practical expedient for the estimation basis for applying the retrospective presentation requirements and requires the prospective adoption, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which eliminates the requirement to separately measure and report hedge ineffectiveness and requires companies to recognize all elements of hedge accounting that impact earnings in the same income statement line item where the hedged item resides. The amendments include new alternatives for measuring the hedged item for fair value hedges of interest rate risk and ease the requirements for effectiveness testing, hedge documentation and applying the critical terms match method. Finally, the standard introduces new alternatives that permit companies to reduce the risk of material error if the shortcut method is misapplied. ASU 2017-12 is effective for the Company beginning January 1, 2019 and is required to be applied prospectively. The Company is currently evaluating the impact that ASU 2017-12 will have on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the nine months ended September 29, 2017, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $538 million, which primarily related to the acquisition of AdeS, a plant-based beverage business, by the Company and several of its bottling partners in Latin America. Additionally, in conjunction with the refranchising of Coca-Cola Refreshments' ("CCR") Southwest operating unit ("Southwest Transaction"), we obtained an equity interest in AC Bebidas, S. de R.L. de C.V. ("AC Bebidas"), a subsidiary of Arca Continental, S.A.B. de C.V. ("Arca").
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
Divestitures
During the nine months ended September 29, 2017, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $2,790 million, primarily related to proceeds from the refranchising of certain bottling territories in North America and our China bottling operations.
During the nine months ended September 30, 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $745 million, primarily related to proceeds from the refranchising of certain bottling territories in North America.
Refranchising of China Bottling Operations
In November 2016, the Company entered into definitive agreements for the sale of the Company-owned bottling operations in China to the two existing local franchise bottlers, one of which is an equity method investee, and to sell a related cost method investment to one of the franchise bottlers. As a result, the Company's bottling operations in China and a related cost method investment were classified as held for sale as of December 31, 2016. On April 1, 2017, the Company sold a substantial portion of its bottling operations in China to the two local franchise bottlers. The remaining bottling operations and cost method investment were sold on July 1, 2017. We received net proceeds of $963 million as a result of these sales and recognized gains of $79 million and $88 million during the three and nine months ended September 29, 2017, respectively, which were included in the line item other income (loss) — net in our condensed consolidated statements of income.
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
Each CBA generally has a term of 10 years and is renewable, in most cases by the bottler and in some cases by the Company, indefinitely for successive additional terms of 10 years each. Under the CBA, except for the CBA entered into in conjunction with the Southwest Transaction and for additional territories sold to AC Bebidas, the bottlers will make ongoing quarterly payments to the Company based on their gross profit in the refranchised territories throughout the term of the CBA, including renewals, in exchange for the grant of the exclusive territory rights.
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
During the nine months ended September 29, 2017 and September 30, 2016, cash proceeds from these sales totaled $1,814 million and $732 million, respectively. Included in the cash proceeds for the nine months ended September 29, 2017 and September 30, 2016, was $279 million and $181 million, respectively, from Coca-Cola Bottling Co. Consolidated ("CCBCC"), an equity method investee. Also included in the cash proceeds for the nine months ended September 29, 2017, was $216 million from AC Bebidas, an equity method investee.
Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized losses of $762 million and $1,089 million during the three months ended September 29, 2017 and September 30, 2016, respectively. During the nine months ended September 29, 2017 and September 30, 2016, the

Company recognized losses of $2,533 million and $1,657 million, respectively. These losses primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale and were included in the line item other income (loss) — net in our condensed consolidated statements of income. See further discussion of assets and liabilities held for sale below. In total, we expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
During the three and nine months ended September 29, 2017, the Company recorded charges of $72 million and $287 million, respectively, primarily related to payments made to certain of our unconsolidated bottling partners in order to convert the bottling agreements for their legacy territories and any previously refranchised territories to a single form of CBA with additional requirements. The additional requirements generally include a binding national governance model, mandatory incidence pricing and additional core performance requirements, among other things. As a result of these conversions, the legacy territories and any previously refranchised territories for each of the related bottling partners will be governed under similar CBAs, which will provide consistency across each such bottler's respective territory, and consistency with other U.S. bottlers that have been granted or converted to this form of CBA. The expense related to these payments was included in the line item other income (loss) — net in our condensed consolidated statement of income during the three and nine months ended September 29, 2017.
On April 1, 2017, the Company refranchised the Southwest operating unit of CCR, which includes Texas and parts of
Oklahoma, New Mexico and Arkansas, in the Southwest Transaction. In conjunction with the Southwest Transaction, Arca contributed its existing beverage business to AC Bebidas. CCR contributed its Southwest operating unit, including all of its assets and liabilities, to AC Bebidas in exchange for an approximate 20 percent interest in AC Bebidas. Arca owns the remaining interest in AC Bebidas. After post-closing adjustments, CCR will have made cash payments of approximately $112 million, net of cash received. As a result of the Southwest Transaction, the Company recognized a gain of $1,060 million due to the difference in the recorded carrying value of the net assets transferred compared to the value of the interest it obtained in AC Bebidas of $2,960 million, which was determined using an income and market approach (a Level 3 measurement). This gain was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. AC Bebidas will participate in the NPSS as it relates to its U.S. territory. The Company accounts for its interest in AC Bebidas as an equity method investment based on our equity ownership percentage, our representation on AC Bebidas' Board of Directors, material intercompany transactions and other governance rights.
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
As a result of recording our interests in CCBA and its South African subsidiary at fair value, the deconsolidation of our South African bottling operations, the derecognition of the equity method investment, and the reversal of related cumulative translation adjustments, we recognized a loss of $21 million. The fair values of the equity investments in CCBA and CCBA's South African subsidiary, along with the acquired trademarks, were determined using income approaches, including discounted cash flow models, and the Company believes the inputs and assumptions used are consistent with those hypothetical marketplace participants would use. The loss recognized resulted primarily from the reversal of the related cumulative translation adjustments. This loss is recorded in the line item other income (loss) — net in our condensed consolidated statement of income during the three and nine months ended September 30, 2016.
Through the Company's 12 percent interest in CCBA, the Company is represented by two directors on CCBA's 10-member Board of Directors. Based on the level of equity ownership, the Company’s representation on the Board of Directors and other governance rights, the Company is accounting for its interests in CCBA and CCBA's South African subsidiary as equity method investments. The Company’s interest in CCBA provides it with a call option to acquire the ownership interest of SABMiller plc at fair value upon the occurrence of certain events, including upon a change in control of SABMiller plc. Refer to Note 16 for more information.
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
Assets and Liabilities Held for Sale
As of September 29, 2017, the Company had entered into agreements, or otherwise approved plans, to refranchise its remaining U.S. bottling territories. For bottling territories that met the criteria to be classified as held for sale, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price and present the related assets and liabilities as separate line items in our condensed consolidated balance sheet. The Company expects that these bottling territories will be refranchised by December 31, 2017.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheets (in millions):

	September 29, 2017		December 31, 2016
Cash, cash equivalents and short-term investments	$10		$49
Trade accounts receivable, less allowances	300		43
Inventories	181		264
Prepaid expenses and other assets	34		114
Equity method investments	—		1
Other investments	—		42
Other assets	7		17
Property, plant and equipment — net	1,145		1,780
Bottlers' franchise rights with indefinite lives	1,121		1,388
Goodwill	296		390
Other intangible assets	154		51
Allowance for reduction of assets held for sale	(1,466)		(1,342)
Total assets	$1,782	[1]	$2,797	[2]
Accounts payable and accrued expenses	$381		$393
Accrued income taxes	4		13
Other liabilities	52		1
Deferred income taxes	—		303
Total liabilities	$437	[1]	$710	[3]
1 Consists of total assets and total liabilities relating to North America refranchising of $1,782 million and $437 million, respectively, which are included in the Bottling Investments operating segment.
2 Consists of total assets relating to North America refranchising of $1,247 million, China bottling operations of $1,533 million and other assets held for sale of $17 million, which are included in the Bottling Investments operating segment and Corporate.

[3]
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
Trading Securities
As of September 29, 2017 and December 31, 2016, our trading securities had a fair value of $427 million and $384 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $74 million and $39 million as of September 29, 2017 and December 31, 2016, respectively.

The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	September 29, 2017	December 31, 2016
Marketable securities	$318	$282
Other assets	109	102
Total	$427	$384
Available-for-Sale and Held-to-Maturity Securities
As of September 29, 2017 and December 31, 2016, the Company did not have any held-to-maturity securities. As of September 29, 2017, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$1,326	$602	$(35)	$1,893
Debt securities	6,550	169	(21)	6,698
Total	$7,876	$771	$(56)	$8,591
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2016, available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$1,252	$425	$(22)	$1,655
Debt securities	4,700	89	(31)	4,758
Total	$5,952	$514	$(53)	$6,413
1 Refer to Note 14 for additional information related to the estimated fair value.
The sale and/or maturity of available-for-sale securities resulted in the following realized activity (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Gross gains	$11	$21	$51	$131
Gross losses	(7)	(6)	(21)	(42)
Proceeds	4,210	2,072	10,760	8,889
As of September 29, 2017 and December 31, 2016, the Company had investments classified as available-for-sale in which our cost basis exceeded the fair value of our investment. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
The Company uses two of its consolidated insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captives are required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of September 29, 2017 and December 31, 2016, the Company's available-for-sale securities included solvency capital funds of $1,112 million and $985 million, respectively.

The Company's available-for-sale securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	September 29, 2017	December 31, 2016
Cash and cash equivalents	$1,682	$682
Marketable securities	4,820	3,769
Other investments	971	849
Other assets	1,118	1,113
Total	$8,591	$6,413
The contractual maturities of these available-for-sale securities as of September 29, 2017, were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$2,301	$2,353
After 1 year through 5 years	3,722	3,799
After 5 years through 10 years	208	223
After 10 years	319	323
Equity securities	1,326	1,893
Total	$7,876	$8,591
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of September 29, 2017 and December 31, 2016. Our cost method investments had carrying values of $146 million and $140 million as of September 29, 2017 and December 31, 2016, respectively.
NOTE 4: INVENTORIES
Inventories consist primarily of raw materials and packaging (which include ingredients and supplies) and finished goods (which include concentrates and syrups in our concentrate operations and finished beverages in our finished product operations). Inventories are valued at the lower of cost or net realizable value. We determine cost on the basis of the average cost or first-in, first-out methods. Inventories consisted of the following (in millions):

	September 29, 2017	December 31, 2016
Raw materials and packaging	$1,639	$1,565
Finished goods	741	844
Other	228	266
Total inventories	$2,608	$2,675

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

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	September 29, 2017	December 31, 2016
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$210	$400
Foreign currency contracts	Other assets	95	60
Interest rate contracts	Other assets	71	105
Total assets		$376	$565
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$120	$40
Foreign currency contracts	Other liabilities	8	54
Commodity contracts	Accounts payable and accrued expenses	—	1
Interest rate contracts	Accounts payable and accrued expenses	33	36
Interest rate contracts	Other liabilities	34	47
Total liabilities		$195	$178
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
2 Refer to Note 14 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	September 29, 2017	December 31, 2016
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$39	$284
Foreign currency contracts	Other assets	25	—
Commodity contracts	Prepaid expenses and other assets	15	27
Commodity contracts	Other assets	1	1
Other derivative instruments	Prepaid expenses and other assets	8	4
Other derivative instruments	Other assets	1	1
Total assets		$89	$317
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$59	$60
Foreign currency contracts	Other liabilities	41	16
Commodity contracts	Accounts payable and accrued expenses	16	16
Commodity contracts	Other liabilities	1	1
Interest rate contracts	Accounts payable and accrued expenses	—	8
Interest rate contracts	Other liabilities	—	1
Other derivative instruments	Accounts payable and accrued expenses	1	2
Other derivative instruments	Other liabilities	—	5
Total liabilities		$118	$109
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualify for the Company's foreign currency cash flow hedging program were $4,495 million and $6,074 million as of September 29, 2017 and December 31, 2016, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of the foreign currency denominated debt due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. The total notional values for the Company's cross-currency swaps were $1,851 million as of both September 29, 2017 and December 31, 2016.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $2 million and $12 million as of September 29, 2017 and December 31, 2016, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $500 million and $1,500 million as of September 29, 2017 and December 31, 2016, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended September 29, 2017 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(35)	Net operating revenues	$116	$—	[2]
Foreign currency contracts	(11)	Cost of goods sold	(4)	—	[2]
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	100	Other income (loss) — net	100	7
Interest rate contracts	(1)	Interest expense	(9)	—
Commodity contracts	—	Cost of goods sold	(1)	—
Total	$53		$200	$7
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the nine months ended September 29, 2017 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(216)	Net operating revenues	$339	$(1)
Foreign currency contracts	(27)	Cost of goods sold	1	—	[2]
Foreign currency contracts	—	Interest expense	(7)	—
Foreign currency contracts	113	Other income (loss) — net	152	7
Interest rate contracts	(25)	Interest expense	(26)	2
Commodity contracts	(1)	Cost of goods sold	—	—
Total	$(156)		$459	$8
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
As of September 29, 2017, the Company estimates that it will reclassify into earnings during the next 12 months $175 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of September 29, 2017, such adjustments had cumulatively increased the carrying value of our long-term debt by $25 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $8,123 million and $6,158 million as of September 29, 2017 and December 31, 2016, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $1,002 million and $1,163 million as of September 29, 2017 and December 31, 2016, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Three Months Ended
		September 29, 2017	September 30, 2016
Interest rate contracts	Interest expense	$19	$—
Fixed-rate debt	Interest expense	(15)	(1)
Net impact to interest expense		$4	$(1)
Foreign currency contracts	Other income (loss) — net	$(23)	$(67)
Available-for-sale securities	Other income (loss) — net	26	66
Net impact to other income (loss) — net		$3	$(1)
Net impact of fair value hedging instruments		$7	$(2)
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Nine Months Ended
		September 29, 2017	September 30, 2016
Interest rate contracts	Interest expense	$(46)	$398
Fixed-rate debt	Interest expense	42	(364)
Net impact to interest expense		$(4)	$34
Foreign currency contracts	Other income (loss) — net	$(66)	$(37)
Available-for-sale securities	Other income (loss) — net	72	34
Net impact to other income (loss) — net		$6	$(3)
Net impact of fair value hedging instruments		$2	$31
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Nine Months Ended
	September 29, 2017	December 31, 2016	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Foreign currency contracts	$170	$100	$(4)	$(9)	$(19)	$(235)
Foreign currency denominated debt	13,118	11,113	(549)	(67)	(1,475)	(323)
Total	$13,288	$11,213	$(553)	$(76)	$(1,494)	$(558)
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three and nine months ended September 29, 2017. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended September 29, 2017. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statements of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $6,026 million and $5,276 million as of September 29, 2017 and December 31, 2016, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $402 million and $447 million as of September 29, 2017 and December 31, 2016, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 29, 2017	September 30, 2016
Foreign currency contracts	Net operating revenues	$(5)	$(6)
Foreign currency contracts	Other income (loss) — net	47	—
Interest rate contracts	Interest expense	—	2
Commodity contracts	Net operating revenues	12	—
Commodity contracts	Cost of goods sold	(15)	(9)
Commodity contracts	Selling, general and administrative expenses	3	(1)
Other derivative instruments	Selling, general and administrative expenses	8	3
Other derivative instruments	Other income (loss) — net	1	—
Total		$51	$(11)
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 29, 2017	September 30, 2016
Foreign currency contracts	Net operating revenues	$(23)	$(34)
Foreign currency contracts	Cost of goods sold	—	4
Foreign currency contracts	Other income (loss) — net	149	(116)
Interest rate contracts	Interest expense	—	2
Commodity contracts	Net operating revenues	7	3
Commodity contracts	Cost of goods sold	13	68
Commodity contracts	Selling, general and administrative expenses	—	3
Other derivative instruments	Selling, general and administrative expenses	33	11
Other derivative instruments	Other income (loss) — net	2	(14)
Total		$181	$(73)

NOTE 6: DEBT AND BORROWING ARRANGEMENTS
During the nine months ended September 29, 2017, the Company issued U.S. dollar- and euro-denominated debt of $1,000 million and €2,500 million, respectively. The carrying value of this debt as of September 29, 2017, was $3,967 million. The general terms of the notes issued are as follows:

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
During the nine months ended September 29, 2017, the Company retired upon maturity $206 million total principal amount of notes due August 1, 2017, at a fixed interest rate of 7.125 percent and €2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three-month EURIBOR plus 0.15 percent. The Company also extinguished a portion of the long-term debt that was assumed in connection with our acquisition of CCE's former North America business ("Old CCE"). The extinguished notes had a carrying value of $417 million, which included fair value adjustments recorded as part of purchase accounting. The general terms of the notes extinguished were as follows:

•	$95.6 million total principal amount of notes due August 15, 2019, at a fixed interest rate of 4.50 percent;

•	$38.6 million total principal amount of notes due February 1, 2022, at a fixed interest rate of 8.50 percent;

•	$11.7 million total principal amount of notes due September 15, 2022, at a fixed interest rate of 8.00 percent;

•	$36.5 million total principal amount of notes due September 15, 2023, at a fixed interest rate of 6.75 percent;

•	$9.9 million total principal amount of notes due October 1, 2026, at a fixed interest rate of 7.00 percent;

•	$53.8 million total principal amount of notes due November 15, 2026, at a fixed interest rate of 6.95 percent;

•	$41.3 million total principal amount of notes due September 15, 2028, at a fixed interest rate of 6.75 percent;

•	$32.0 million total principal amount of notes due October 15, 2036, at a fixed interest rate of 6.70 percent;

•	$3.4 million total principal amount of notes due March 18, 2037, at a fixed interest rate of 5.71 percent;

•	$24.3 million total principal amount of notes due January 15, 2038, at a fixed interest rate of 6.75 percent; and

•	$4.7 million total principal amount of notes due May 15, 2098, at a fixed interest rate of 7.00 percent.
The Company recorded a net charge of $38 million in the line item interest expense in our condensed consolidated statement of income during the nine months ended September 29, 2017. This net charge was due to the extinguishment of long-term debt described above.
NOTE 7: COMMITMENTS AND CONTINGENCIES
Guarantees
As of September 29, 2017, we were contingently liable for guarantees of indebtedness owed by third parties of $690 million, of which $351 million related to variable interest entities. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. On October 4, 2017, the IRS filed an amended answer to the Company's petition in which it increased its transfer pricing adjustment by $385 million resulting in an additional potential tax liability of $135 million. This increases the potential additional federal income tax liability to approximately $3.4 billion for the period, plus interest. A trial date has been set for March 5, 2018. The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits. On June 20, 2017, the Company filed a motion for summary judgment on the portion of the IRS' adjustments related to our licensee in Mexico. That motion is still pending. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of its tax reserves. The Company believes that the final adjudication of this matter will not have a material impact on its consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest and any potential penalties could have a material adverse impact on the Company's financial position, results of operations and cash flows.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $514 million and $527 million as of September 29, 2017 and December 31, 2016, respectively.

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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	September 29, 2017	December 31, 2016
Foreign currency translation adjustments	$(8,271)	$(9,780)
Accumulated derivative net gains (losses)	(80)	314
Unrealized net gains (losses) on available-for-sale securities	470	305
Adjustments to pension and other benefit liabilities	(1,962)	(2,044)
Accumulated other comprehensive income (loss)	$(9,843)	$(11,205)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended September 29, 2017
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$4,000	$—	$4,000
Other comprehensive income:
Net foreign currency translation adjustments	1,509	2	1,511
Net gain (loss) on derivatives[1]	(394)	—	(394)
Net change in unrealized gain (loss) on available-for-sale securities[2]	165	—	165
Net change in pension and other benefit liabilities[3]	82	—	82
Total comprehensive income	$5,362	$2	$5,364
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended September 29, 2017	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$162	$(174)	$(12)
Reclassification adjustments recognized in net income	(17)	—	(17)
Gains (losses) on intra-entity transactions that are of a long-term-investment nature	1,063	—	1,063
Gains (losses) on net investment hedges arising during the period[1]	(553)	211	(342)
Net foreign currency translation adjustments	655	37	692
Derivatives:
Gains (losses) arising during the period	54	(19)	35
Reclassification adjustments recognized in net income	(207)	76	(131)
Net gains (losses) on derivatives[1]	(153)	57	(96)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	20	(17)	3
Reclassification adjustments recognized in net income	(4)	2	(2)
Net change in unrealized gain (loss) on available-for-sale securities[2]	16	(15)	1
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	(120)	49	(71)
Reclassification adjustments recognized in net income	193	(73)	120
Net change in pension and other benefit liabilities[3]	73	(24)	49
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$591	$55	$646

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 and Note 10 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Nine Months Ended September 29, 2017	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(793)	$(142)	$(935)
Reclassification adjustments recognized in net income	103	(6)	97
Gains (losses) on intra-entity transactions that are of a long-term-investment nature	3,270	—	3,270
Gains (losses) on net investment hedges arising during the period[1]	(1,494)	571	(923)
Net foreign currency translation adjustments	1,086	423	1,509
Derivatives:
Gains (losses) arising during the period	(159)	56	(103)
Reclassification adjustments recognized in net income	(466)	175	(291)
Net gains (losses) on derivatives[1]	(625)	231	(394)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	365	(123)	242
Reclassification adjustments recognized in net income	(117)	40	(77)
Net change in unrealized gain (loss) on available-for-sale securities[2]	248	(83)	165
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	(161)	73	(88)
Reclassification adjustments recognized in net income	266	(96)	170
Net change in pension and other benefit liabilities[3]	105	(23)	82
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$814	$548	$1,362

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 and Note 10 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended September 30, 2016	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(130)	$41	$(89)
Reclassification adjustments recognized in net income	242	(18)	224
Gains (losses) on net investment hedges arising during the period[1]	(76)	29	(47)
Net foreign currency translation adjustments	36	52	88
Derivatives:
Gains (losses) arising during the period	22	(8)	14
Reclassification adjustments recognized in net income	(186)	71	(115)
Net gains (losses) on derivatives[1]	(164)	63	(101)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	(98)	31	(67)
Reclassification adjustments recognized in net income	(19)	4	(15)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(117)	35	(82)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	13	(2)	11
Reclassification adjustments recognized in net income	43	(15)	28
Net change in pension and other benefit liabilities[3]	56	(17)	39
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(189)	$133	$(56)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

Nine Months Ended September 30, 2016	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$332	$39	$371
Reclassification adjustments recognized in net income	368	(18)	350
Gains (losses) on net investment hedges arising during the period[1]	(558)	214	(344)
Reclassification adjustments for net investment hedges recognized in net income[1]	77	(30)	47
Net foreign currency translation adjustments	219	205	424
Derivatives:
Gains (losses) arising during the period	(585)	221	(364)
Reclassification adjustments recognized in net income	(485)	183	(302)
Net gains (losses) on derivatives[1]	(1,070)	404	(666)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	196	(46)	150
Reclassification adjustments recognized in net income	(93)	22	(71)
Net change in unrealized gain (loss) on available-for-sale securities[2]	103	(24)	79
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	1	(1)	—
Reclassification adjustments recognized in net income	192	(64)	128
Net change in pension and other benefit liabilities[3]	193	(65)	128
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(555)	$520	$(35)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

[3]	Refer to Note 12 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended September 29, 2017	Nine Months Ended September 29, 2017
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$(17)	$103
	Income before income taxes	(17)	103
	Income taxes	—	(6)
	Consolidated net income	$(17)	$97
Derivatives:
Foreign currency contracts	Net operating revenues	$(116)	$(338)
Foreign currency and commodity contracts	Cost of goods sold	5	(1)
Foreign currency contracts	Other income (loss) — net	(107)	(159)
Divestitures, deconsolidations and other[1]	Other income (loss) — net	—	1
Foreign currency and interest rate contracts	Interest expense	11	31
	Income before income taxes	(207)	(466)
	Income taxes	76	175
	Consolidated net income	$(131)	$(291)
Available-for-sale securities:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$—	$(87)
Sale of securities	Other income (loss) — net	(4)	(30)
	Income before income taxes	(4)	(117)
	Income taxes	2	40
	Consolidated net income	$(2)	$(77)
Pension and other benefit liabilities:
Curtailment charges (credits)[2]	Other operating charges	$1	$(17)
Settlement charges (credits)[2]	Other operating charges	150	150
Divestitures, deconsolidations and other[1]	Other income (loss) — net	—	7
Recognized net actuarial loss (gain)	*	46	139
Recognized prior service cost (credit)	*	(4)	(13)
	Income before income taxes	193	266
	Income taxes	(73)	(96)
	Consolidated net income	$120	$170
1 Primarily related to the integration of Coca-Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") to establish
Coca-Cola Bottlers Japan Inc. ("CCBJI"). Refer to Note 10.
2 The curtailment charges (credits) and settlement charges (credits) were primarily related to North America refranchising and the
Company's productivity, restructuring and integration initiatives.
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

NOTE 9: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2016	4,288	$23,220	$65,502	$(11,205)	$1,760	$14,993	$(47,988)	$158
Comprehensive income (loss)	—	5,364	4,000	1,362	—	—	—	2
Dividends paid/payable to shareowners of The Coca-Cola Company	—	(4,743)	(4,743)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(15)	—	—	—	—	—	(15)
Deconsolidation of certain entities	—	(153)	—	—	—	—	—	(153)
Purchases of treasury stock	(69)	(3,012)	—	—	—	—	(3,012)	—
Impact related to stock compensation plans	43	1,453	—	—	—	709	744	—
Other activities	—	38	—	—	—	(3)	—	41
September 29, 2017	4,262	$22,152	$64,759	$(9,843)	$1,760	$15,699	$(50,256)	$33
NOTE 10: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended September 29, 2017, the Company recorded other operating charges of $360 million. These charges primarily consisted of $213 million related to costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. In addition, other operating charges included $129 million related to the Company's productivity and reinvestment program and $18 million related to tax litigation expense. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the nine months ended September 29, 2017, the Company recorded other operating charges of $1,491 million. These charges primarily consisted of $737 million of CCR asset impairments and $355 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $314 million related to costs incurred to refranchise certain of our bottling operations, $43 million related to tax litigation expense and $34 million related to impairments of Venezuelan intangible assets. Refer to Note 1 for additional information about the Venezuelan intangible assets and Note 14 for information on how the Company determined the asset impairment charges. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended September 30, 2016, the Company incurred other operating charges of $222 million. These charges primarily consisted of a charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela due to changes in exchange rates and charges of $73 million related to costs incurred to refranchise certain of our North America bottling territories. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout the North America bottling system. In addition, the Company recorded charges of $59 million due to the Company's productivity and reinvestment program. Refer to Note 1 for additional information on the Venezuelan exchange rates and Note 11 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the nine months ended September 30, 2016, the Company incurred other operating charges of $830 million. These charges primarily consisted of $187 million due to the Company's productivity and reinvestment program and $240 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $170 million related to costs incurred to refranchise certain of our North America bottling territories. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation, a charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela due to changes in exchange rates, and charges of $37 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 11 for additional information on the Company's productivity, integration and restructuring initiatives and Note 1 for additional information on the Venezuelan exchange rates. Refer to Note 15 for the impact these charges had on our operating segments.
Other Nonoperating Items
Interest Expense
During the nine months ended September 29, 2017, the Company recorded a net charge of $38 million related to the extinguishment of long-term debt. Refer to Note 6.
Equity Income (Loss) — Net
During the three and nine months ended September 29, 2017, the Company recorded net charges of $16 million and $37 million, respectively. During the three and nine months ended September 30, 2016, the Company recorded net charges of $14 million and $35 million, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 15 for the impact these items had on our operating segments.
Other Income (Loss) — Net
During the three months ended September 29, 2017, the Company recorded charges of $762 million due to the refranchising of certain bottling territories in North America and charges of $72 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also recorded an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. These charges were partially offset by a gain of $79 million related to the refranchising of our remaining China bottling operations and related cost method investment. Refer to Note 2 for additional information on the refranchising of our China bottling operations, North America refranchising and the conversion payments. Refer to Note 15 for the impact these items had on our operating segments.
During the nine months ended September 29, 2017, the Company recognized a net charge of $1,473 million due to the refranchising of certain bottling territories in North America and charges of $287 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also recorded an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. Additionally, the Company incurred a charge of $26 million related to our former German bottling operations. These charges were partially offset by a gain of $445 million related to the integration of CCW and CCEJ to establish CCBJI. In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJI. The Company also recognized a gain of $88 million related to the refranchising of our China bottling operations and related cost method investment and a gain of $25 million as a result of Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 2 for additional information on the North America refranchising, the conversion payments and the refranchising of our China bottling operations. Refer to Note 15 for the impact these items had on our operating segments.
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
The Company has incurred total pretax expenses of $2,763 million related to this productivity and reinvestment program since it commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended September 29, 2017 (in millions):

	Accrued Balance June 30, 2017	Costs Incurred Three Months Ended September 29, 2017	Payments	Noncash and Exchange	Accrued Balance September 29, 2017
Severance pay and benefits	$162	$43	$(88)	$2	$119
Outside services	11	19	(20)	(1)	9
Other direct costs	16	67	(69)	(3)	11
Total	$189	$129	$(177)	$(2)	$139

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the nine months ended September 29, 2017 (in millions):

	Accrued Balance December 31, 2016	Costs Incurred Nine Months Ended September 29, 2017	Payments	Noncash and Exchange	Accrued Balance September 29, 2017
Severance pay and benefits	$123	$143	$(146)	$(1)	$119
Outside services	6	62	(58)	(1)	9
Other direct costs	22	150	(154)	(7)	11
Total	$151	$355	$(358)	$(9)	$139
Integration of Our German Bottling Operations
In 2008, the Company began the integration of our German bottling operations acquired in 2007. The Company incurred pretax expenses of $240 million related to this initiative during the nine months ended September 30, 2016 and has incurred total pretax expenses of $1,367 million related to this initiative since it commenced. These charges were recorded in the line item other operating charges in our condensed consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities were primarily due to involuntary terminations. During the year ended December 31, 2016, the Company deconsolidated our German bottling operations. Therefore, there was no remaining accrual balance as of December 31, 2016.
NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Service cost	$49	$59	$4	$6
Interest cost	76	79	7	8
Expected return on plan assets[1]	(163)	(161)	(3)	(3)
Amortization of prior service cost (credit)	—	—	(4)	(5)
Amortization of net actuarial loss	44	46	2	2
Net periodic benefit cost	6	23	6	8
Curtailment charges (credits)[2]	2	—	—	—
Settlement charges (credits)[2]	150	—	—	—
Special termination benefits[2]	15	4	—	—
Other	—	—	—	31
Total cost recognized in condensed consolidated statements of income	$173	$27	$6	$39
1 The weighted-average expected long-term rates of return on plan assets used in computing 2017 net periodic benefit cost are 8.0 percent for pension benefits and 4.5 percent for other benefits.

[2]
The curtailment charges (credits), settlement charges (credits) and special termination benefits were primarily related to North America refranchising and the Company's productivity, restructuring and integration initiatives. Refer to Note 2 and Note 11.

	Pension Benefits		Other Benefits
	Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Service cost	$149	$178	$13	$17
Interest cost	232	239	22	23
Expected return on plan assets[1]	(487)	(490)	(9)	(9)
Amortization of prior service cost (credit)	—	(1)	(13)	(14)
Amortization of net actuarial loss	133	138	6	5
Net periodic benefit cost	27	64	19	22
Curtailment charges (credits)[2]	2	—	(42)	—
Settlement charges (credits)[2]	150	—	—	—
Special termination benefits[2]	72	17	—	—
Other	—	—	—	31
Total cost recognized in condensed consolidated statements of income	$251	$81	$(23)	$53
1 The weighted-average expected long-term rates of return on plan assets used in computing 2017 net periodic benefit cost are 8.0 percent for pension benefits and 4.5 percent for other benefits.

[2]
The curtailment charges (credits), settlement charges (credits) and special termination benefits were primarily related to North America refranchising and the Company's productivity, restructuring and integration initiatives. Refer to Note 2 and Note 11.

During the nine months ended September 29, 2017, the Company contributed $88 million to our pension plans, and we anticipate making additional contributions of approximately $85 million during the remainder of 2017. The Company contributed $519 million to our pension plans during the nine months ended September 30, 2016.
NOTE 13: INCOME TAXES
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
The Company recorded income tax expense of $230 million (13.7 percent effective tax rate) and $378 million (26.5 percent effective tax rate) during the three months ended September 29, 2017 and September 30, 2016, respectively. The Company recorded income tax expense of $1,805 million (31.1 percent effective tax rate) and $1,618 million (21.2 percent effective tax rate) during the nine months ended September 29, 2017 and September 30, 2016, respectively.

The following table illustrates the income tax expense (benefit) associated with significant operating and nonoperating items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	September 29, 2017		September 30, 2016		September 29, 2017		September 30, 2016
Asset impairments	$—	[1]	$—		$(164)	[1]	$—
Productivity and reinvestment program	(44)	[2]	(20)	[9]	(127)	[2]	(65)	[9]
Other productivity, integration and restructuring initiatives	—		—		—		—	[10]
Transaction gains and losses	(361)	[3]	(246)	[11]	172	[4]	(363)	[12]
Certain tax matters	(40)	[5]	7	[13]	(110)	[6]	84	[13]
Other — net	(12)	[7]	8	[14]	(41)	[8]	(38)	[15]

[1]	Related to charges of $50 million and $821 million during the three and nine months ended September 29, 2017, respectively, due to the impairment of certain assets. Refer to Note 10 and Note 14.

[2]
Related to charges of $129 million and $355 million during the three and nine months ended September 29, 2017, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 11.

[3]
Related to a net charge of $968 million which primarily consisted of $762 million of charges as a result of the refranchising of certain bottling territories in North America, $213 million related to costs incurred to refranchise certain of our bottling operations and $72 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a $79 million gain related to the refranchising of our remaining China bottling operations and related cost method investment. Refer to Note 2 and Note 10.

[4]
Related to a net charge of $1,551 million which primarily consisted of $1,473 million of net charges as a result of the refranchising of certain bottling territories in North America, $314 million of charges related to costs incurred to refranchise certain of our bottling operations, $287 million of charges primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements and a $26 million charge related to our former German bottling operations. These charges were partially offset by a $445 million gain related to the merger of CCW and CCEJ, an $88 million gain related to the refranchising of our China bottling operations and related cost method investment and a $25 million gain related to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock. Refer to Note 2 and Note 10.

[5]	Related to $40 million of excess tax benefits associated with the Company's share-based compensation arrangements.
6 Related to $122 million of excess tax benefits associated with the Company's share-based compensation arrangements and the tax benefit associated with the reversal of valuation allowances in certain of the Company's foreign jurisdictions, both of which were partially offset by changes to our uncertain tax positions, including interest and penalties.
7 Related to charges of $35 million which primarily consisted of an $18 million charge related to tax litigation expense and a $16 million net charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.
8 Related to charges of $121 million which primarily consisted of a net charge of $38 million related to the extinguishment of long-term debt, a $43 million charge related to tax litigation expense and a net charge of $37 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.
9 Related to charges of $59 million and $187 million during the three and nine months ended September 30, 2016, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11.
10 Related to charges of $240 million during the nine months ended September 30, 2016. These charges were due to the integration of our German bottling operations. Refer to Note 10 and Note 11.
11 Related to charges of $1,204 million which primarily consisted of $1,089 million of charges due to the refranchising of bottling territories in North America, $73 million related to costs incurred to refranchise our North America bottling territories, charges of $17 million  related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, a loss of $21 million related to the deconsolidation of our South African bottling operations and the $80 million tax impact resulting from the accrual of tax on temporary differences related to the investment in foreign subsidiaries that are now expected to reverse in the foreseeable future. Refer to Note 2 and Note 10.
12 Related to a net charge of $561 million which primarily consisted of $1,657 million of charges due to the refranchising of bottling territories in North America, $170 million related to costs incurred to refranchise our North America bottling territories, charges of $17 million  related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, a loss of $21 million related to the deconsolidation of our South African bottling operations and the $80 million tax impact resulting from the accrual of tax on temporary differences related to the investment in foreign subsidiaries that are now expected to reverse in the foreseeable future. These charges were partially offset by a $1,288 million net gain related to the deconsolidation of our German bottling operations and an $18 million net gain related to the disposal of our investment in Keurig. Refer to Note 2 and Note 10.
13 Primarily related to changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

14 Related to charges of $99 million which included a $76 million write-down we recorded related to receivables from our bottling partner in Venezuela, a $14 million charge due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and a $9 million charge due to tax litigation expense. Refer to Note 10.
15 Related to charges of $230 million which included a $100 million cash contribution to The Coca-Cola Foundation, a $76 million charge due to the write-down we recorded related to receivables from our bottling partner in Venezuela, a $35 million net charge due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and a $19 million charge due to tax litigation expense. Refer to Note 10.
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
Included in the fair values of derivative instruments is an adjustment for nonperformance risk. The adjustment is based on current credit default swap ("CDS") rates applied to each contract, by counterparty. We use our counterparty's CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for nonperformance risk did not have a significant impact on the fair values of our derivative instruments.

The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

September 29, 2017	Level 1	Level 2	Level 3		Other[4]	Netting Adjustment[5]		Fair Value Measurements
Assets:
Trading securities[1]	$233	$123	$4		$67	$—		$427
Available-for-sale securities[1]	1,892	6,532	167	[3]	—	—		8,591
Derivatives[2]	7	458	—		—	(358)	[6]	107	[8]
Total assets	$2,132	$7,113	$171		$67	$(358)		$9,125
Liabilities:
Derivatives[2]	$(12)	$(301)	$—		$—	$232	[7]	$(81)	[8]
Total liabilities	$(12)	$(301)	$—		$—	$232		$(81)

[1]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.
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
6 The Company is obligated to return $138 million in cash collateral it has netted against its net asset derivative position.

[7]	The Company has the right to reclaim $1 million in cash collateral it has netted against its net liability derivative position.

[8]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheets as follows: $107 million in the line item other assets and $81 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

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

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and nine months ended September 29, 2017 and September 30, 2016.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended September 29, 2017 and September 30, 2016.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended			Nine Months Ended
	September 29, 2017		September 30, 2016	September 29, 2017		September 30, 2016
Assets held for sale[1]	$(307)		$(1,044)	$(1,819)		$(1,490)
Intangible assets	—		—	(442)	[2]	—
Other long-lived assets	—		—	(329)	[3]	—
Valuation of shares in equity method investee	—		—	25	[4]	—
Other-than-temporary impairment charge	(50)	[5]	—	(50)	[5]	—
Total	$(357)		$(1,044)	$(2,615)		$(1,490)

[1]
The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. These losses related to refranchising activities in North America, which were calculated based on Level 3 inputs. Refer to Note 2.

2 The Company recognized an impairment charge of $375 million related to CCR goodwill. This impairment charge was determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value. The Company also recognized an impairment charge of $33 million related to certain U.S. bottlers' franchise rights. This charge was determined by comparing the fair value of the asset to its current carrying value. Each of these impairment charges were primarily a result of refranchising activities in North America and management's estimates of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. Additionally, the Company recorded impairment charges of $34 million related to Venezuelan intangible assets due to weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability. The fair value of these assets was derived using discounted cash flow analyses based on Level 3 inputs.
3 The Company recognized impairment charges of $310 million related to CCR property, plant and equipment and $19 million related to CCR other assets primarily as a result of refranchising activities in North America. The fair value of these assets was derived using management's estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising.
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
5 The Company recognized an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. The fair value of this investment was derived using discounted cash flow analyses based on Level 3 inputs.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; trade accounts receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of September 29, 2017, the carrying amount and fair value of our long-term debt, including the current portion, were $35,702 million and $36,375 million, respectively. As of December 31, 2016, the carrying amount and fair value of our long-term debt, including the current portion, were $33,211 million and $33,752 million, respectively.

NOTE 15: OPERATING SEGMENTS
Information about our Company's operations by operating segment is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
As of and for the three months ended September 29, 2017
Net operating revenues:
Third party	$1,959	$1,009	$2,308	$1,345	$2,409	$48	$—	$9,078
Intersegment	—	26	442	87	23	—	(578)	—
Total net revenues	1,959	1,035	2,750	1,432	2,432	48	(578)	9,078
Operating income (loss)	936	563	646	577	(217)	(385)	—	2,120
Income (loss) before income taxes	962	561	583	588	(673)	(347)	—	1,674
Identifiable operating assets	5,475	1,909	17,224	2,146	6,433	34,567	—	67,754
Noncurrent investments	1,261	908	105	178	16,800	3,509	—	22,761
As of and for the three months ended September 30, 2016
Net operating revenues:
Third party	$1,852	$949	$1,661	$1,315	$4,809	$47	$—	$10,633
Intersegment	—	16	1,003	145	31	—	(1,195)	—
Total net revenues	1,852	965	2,664	1,460	4,840	47	(1,195)	10,633
Operating income (loss)	914	435	666	583	124	(451)	—	2,271
Income (loss) before income taxes	922	447	653	589	(734)	(449)	—	1,428
Identifiable operating assets	4,337	1,964	16,406	2,257	17,390	33,546	—	75,900
Noncurrent investments	1,315	823	123	166	12,223	3,377	—	18,027
As of December 31, 2016
Identifiable operating assets	$4,067	$1,785	$16,566	$2,024	$15,973	$29,606	$—	$70,021
Noncurrent investments	1,302	804	109	164	11,456	3,414	—	17,249
During the three months ended September 29, 2017, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $6 million for Europe, Middle East and Africa, $2 million for Latin America, $47 million for North America, $1 million for Asia Pacific, $15 million for Bottling Investments and $58 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $213 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 10.

•	Operating income (loss) and income (loss) before income taxes were reduced by $18 million for Corporate due to tax litigation expense. Refer to Note 7.

•
Income (loss) before income taxes was reduced by $14 million for Bottling Investments and $2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $72 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	Income (loss) before income taxes was reduced by $762 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•
Income (loss) before income taxes was increased by $79 million for Corporate due to a gain recognized upon refranchising our remaining China bottling operations and related cost method investment. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $50 million for Corporate due to an other-than-temporary impairment charge related to one of our international equity method investees. Refer to Note 10.

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

During the three months ended September 29, 2017 and September 30, 2016, our operating segments were impacted by acquisition and divestiture activities. Refer to Note 2.

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
Nine Months Ended September 29, 2017
Net operating revenues:
Third party	$5,628	$2,857	$6,216	$3,807	$9,268	$122	$—	$27,898
Intersegment	—	54	1,799	340	69	—	(2,262)	—
Total net revenues	5,628	2,911	8,015	4,147	9,337	122	(2,262)	27,898
Operating income (loss)	2,884	1,625	1,967	1,835	(979)	(1,152)	—	6,180
Income (loss) before income taxes	2,958	1,627	1,711	1,853	(1,730)	(614)	—	5,805
Nine Months Ended September 30, 2016
Net operating revenues:
Third party	$5,369	$2,787	$4,759	$3,818	$15,631	$90	$—	$32,454
Intersegment	264	50	2,978	437	116	5	(3,850)	—
Total net revenues	5,633	2,837	7,737	4,255	15,747	95	(3,850)	32,454
Operating income (loss)	2,897	1,470	1,982	1,892	222	(1,192)	—	7,271
Income (loss) before income taxes	2,950	1,485	1,978	1,903	(897)	202	—	7,621
During the nine months ended September 29, 2017, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Europe, Middle East and Africa, $3 million for Latin America, $131 million for North America, $4 million for Asia Pacific, $39 million for Bottling Investments and $176 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $314 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 10.

•
Operating income (loss) and income (loss) before income taxes were reduced by $737 million for Bottling Investments and $34 million for Corporate due to asset impairment charges. Refer to Note 1 and Note 10.

•	Operating income (loss) and income (loss) before income taxes were reduced by $43 million for Corporate due to tax litigation expense. Refer to Note 7.

•
Income (loss) before income taxes was reduced by $50 million for Corporate due to an other-than-temporary impairment charge related to one of our international equity method investees. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $4 million for Europe, Middle East and Africa, $29 million for Bottling Investments and $4 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $287 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	Income (loss) before income taxes was reduced by $1,473 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	Income (loss) before income taxes was increased by $445 million for Corporate due to a gain recognized resulting from the merger of CCW and CCEJ. Refer to Note 10.

•
Income (loss) before income taxes was increased by $88 million for Corporate due to a gain recognized upon refranchising our China bottling operations and related cost method investment. Refer to Note 2.

•
Income (loss) before income taxes was increased by $25 million for Corporate due to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment.

•	Income (loss) before income taxes was reduced by $26 million for Corporate due to a charge related to our former German bottling operations.

•	Income (loss) before income taxes was reduced by $38 million for Corporate due to the extinguishment of long-term debt. Refer to Note 6.
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

•
Operating income (loss) and income (loss) before income taxes were reduced by $170 million for Bottling Investments due to costs incurred to refranchise our North America bottling territories. Refer to Note 10.

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

•	Income (loss) before income taxes was reduced by $1,657 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 10.

•	Income (loss) before income taxes was increased by $1,323 million for Corporate as a result of the deconsolidation of our German bottling operations. Refer to Note 2.

•	Income (loss) before income taxes was increased by $18 million for Corporate as a result of the disposal of our investment in Keurig. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $21 million for Corporate due to the deconsolidation of our South African bottling operations in exchange for investments in CCBA and CCBA's South African subsidiary. Refer to Note 2.

During the nine months ended September 29, 2017 and September 30, 2016, our operating segments were impacted by acquisition and divestiture activities. Refer to Note 2.
NOTE 16: SUBSEQUENT EVENTS

On October 4, 2017, the Company and Anheuser-Busch InBev ("ABI") completed the transition of ABI's 54.5 percent majority interest in CCBA to the Company for $3.15 billion. CCBA, the largest Coca-Cola bottler in Africa, was formed in 2016 through the combination of African nonalcoholic ready-to-drink bottling interests of the Company, SABMiller plc, and Gutsche Family Investments. ABI later acquired SABMiller including its 54.5 percent equity stake in CCBA. We plan to hold our controlling interest in CCBA temporarily and are currently in discussions with several potential buyers. We will account for CCBA as a discontinued operation.

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
In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. During the three and nine months ended September 29, 2017, we recognized an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations.

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

September 29, 2017	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$5,642	$3,352	$2,290
Coca-Cola FEMSA, S.A.B. de C.V.	4,648	1,819	2,829
Coca-Cola European Partners plc [1]	3,661	3,674	(13)
Coca-Cola HBC AG	2,776	1,295	1,481
Coca-Cola Amatil Limited	1,370	713	657
Coca-Cola Bottlers Japan Inc.[1]	1,126	1,162	(36)
Embotelladora Andina S.A.	618	289	329
Coca-Cola İçecek A.Ş.	553	263	290
Coca-Cola Bottling Co. Consolidated	536	118	418
Corporación Lindley S.A.	283	125	158
Total	$21,213	$12,810	$8,403
1 The carrying values of our investments exceeded their fair values as of September 29, 2017. Based on the length of time and the extent to which the market values have been less than our cost basis; the financial condition and near-term prospects of the issuers; and our intent and ability to retain the investments for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the declines in fair values were temporary in nature. Therefore, we did not record any impairment charges.
As of September 29, 2017, gross unrealized gains and losses on available-for-sale securities were $771 million and $56 million, respectively. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. As a result of these assessments, management determined that the decline in fair value of these investments was temporary and did not record any impairment charges. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
Other Assets
Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers for distribution rights as well as to fund future marketing activities intended to generate profitable volume and we expense such payments over the periods benefited. Payments under these programs are generally capitalized and reported in the line items prepaid expenses and other assets or other assets, as appropriate, in our condensed consolidated balance sheets. When facts and circumstances indicate that the carrying value of these assets or asset groups may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.
During the nine months ended September 29, 2017, the Company recorded an impairment charge of $19 million related to Coca-Cola Refreshments' ("CCR") other assets as a result of current year refranchising activities in North America and management's estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. This charge was recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income and was determined by comparing the fair value of the asset to its carrying value.
Property, Plant and Equipment
As of September 29, 2017, the carrying value of our property, plant and equipment, net of depreciation, was $8,306 million, or 9 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment review is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe a hypothetical marketplace participant would use.
During the nine months ended September 29, 2017, the Company recorded impairment charges of $310 million related to CCR's property, plant and equipment as a result of current year refranchising activities in North America and management's estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the assets to their carrying value. Refer to Note 14 of Notes to Condensed Consolidated Financial Statements.
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
During the nine months ended September 29, 2017, the Company recorded impairment charges of $442 million related to certain intangible assets. These charges included $375 million related to goodwill and $33 million related to bottlers' franchise rights with indefinite lives. The impairment charges related to goodwill were determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value. As a result of these charges, the carrying value of CCR's goodwill is zero. The impairment charge related to bottlers' franchise rights with indefinite lives was determined by comparing the fair value of the assets, based on Level 3 inputs, to the current carrying value. These impairment charges were incurred primarily as a result of current year refranchising activities in North America and management's estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income. Additionally, we recorded impairment charges related to Venezuelan intangible assets for the nine months ended September 29, 2017, of $34 million. The Venezuelan intangible assets were written down due to weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability. These charges were recorded in Corporate in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the assets, derived using discounted cash flow analyses, to the respective carrying values.
The Company did not record any significant impairment charges related to intangible assets during the three and nine months ended September 30, 2016.
If macroeconomic conditions worsen or our current financial projections are not achieved, it is possible that we may experience significant impairments of some of our intangible assets, including goodwill, which would require us to recognize impairment charges. On June 7, 2007, our Company acquired Energy Brands Inc., also known as glacéau, for approximately $4.1 billion. The total combined fair value of the various trademarks in the glacéau portfolio significantly exceeds the remaining combined carrying value of $2.9 billion as of September 29, 2017. However, the fair value of one of the individual trademarks in the portfolio currently approximates its carrying value. If the future operating results of this trademark do not support the current financial projections, or if macroeconomic conditions change causing the cost of capital and/or discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge related to this trademark. Management will continue to monitor the fair value of our intangible assets in future periods.
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
Our Bottling Investments operating segment and our other finished product operations typically generate net operating revenues by selling sparkling soft drinks and a variety of other beverages, such as juices, juice drinks, sports drinks, waters, teas and coffees, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these consolidated finished product operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrates and syrups to the authorized unconsolidated bottling and canning operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (concentrate sales volume or unit case volume, as appropriate), (2) acquisitions and divestitures (including structural changes defined below), as applicable, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues" below.
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
In 2017, the Company refranchised its bottling operations in China to the two local franchise bottlers. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Asia Pacific and Bottling Investments operating segments.
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
The Company is currently pursuing certain transactions that, if completed, will be included as structural changes for the applicable periods. We intend to refranchise 100 percent of Company-owned bottling operations in the United States by the end of 2017. Additionally, on October 4, 2017, the Company and Anheuser-Busch InBev ("ABI") completed the transition of ABI's 54.5 percent majority interest in CCBA to the Company for $3.15 billion. We will account for CCBA as a discontinued operation. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for additional information.
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases, source waters, and powders/minerals (in all instances expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases or powders may give rise to differences between unit case volume and concentrate sales volume growth rates.

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2017 versus 2016
	Three Months Ended September 29, 2017			Nine Months Ended September 29, 2017
	Unit Cases[1,2,3]	Concentrate Sales[4]		Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	—	—%	[5]	—%	(1)%
Europe, Middle East & Africa	1%	4%		2%	3%	[8]
Latin America	(3)	(4)		(3)	(4)
North America	—	2	[6]	—	1	[9]
Asia Pacific	3	3	[7]	2	3	[10]
Bottling Investments	(53)	N/A		(42)	N/A
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
4 Concentrate sales volume represents the amount of concentrates, syrups, beverage bases, source waters and powders/minerals (in all instances expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2017 had two fewer days when compared to the first quarter of 2016, and the fourth quarter of 2017 will have one additional day when compared to the fourth quarter of 2016.

[5]	After considering the impact of structural changes, worldwide concentrate sales volume for the three months ended September 29, 2017 grew 1 percent.
6After considering the impact of structural changes, concentrate sales volume for North America for the three months ended September 29, 2017 grew 1 percent.

[7]	After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the three months ended September 29, 2017 grew 2 percent.

[8]	After considering the impact of structural changes, concentrate sales volume for Europe, Middle East and Africa for the nine months ended September 29, 2017 grew 2 percent.

[9]	After considering the impact of structural changes, concentrate sales volume for North America for the nine months ended September 29, 2017 was even.
10 After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the nine months ended September 29, 2017 grew 1 percent.
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
Three Months Ended September 29, 2017 versus Three Months Ended September 30, 2016
Unit case volume in Europe, Middle East and Africa grew 1 percent, which included growth of 4 percent in both water, enhanced water and sports drinks and tea and coffee. Sparkling soft drinks volume was even primarily due to 12 percent growth in Coca-Cola Zero, offset by an 11 percent decline in Diet Coke. The group reported increases in unit case volume in the Central & Eastern Europe, Turkey & Caucasus Central Asia and Middle East & North Africa business units. The increases in these business units were partially offset by decreases in the Western Europe and West Africa business units.
In Latin America, unit case volume declined 3 percent, which reflected declines of 4 percent in sparkling soft drinks and 3 percent in water, enhanced water and sports drinks partially offset by growth in juice, dairy and plant-based beverages driven by incremental volume from the recently acquired AdeS brand of plant-based beverages. The group's volume decline reflected declines of 8 percent in the Latin Center business unit and 7 percent in the Brazil business unit as a result of continued macroeconomic challenges in these regions. The Mexico business unit declined 1 percent due to a 2 percent decline in sparkling soft drinks and a 5 percent decline in tea and coffee partially offset by 7 percent growth in juice, dairy and plant-based beverages.
Unit case volume in North America was even, reflecting even sparkling soft drinks volume, a 2 percent decline in juice, dairy and plant-based beverages as well as a 2 percent decline in water, enhanced water and sports drinks, offset by growth in energy drinks. The group's sparkling soft drinks volume included a 5 percent decline in Diet Coke, offset by 4 percent growth in Trademark Sprite and 2 percent growth in Trademark Fanta.
In Asia Pacific, unit case volume increased 3 percent, reflecting 5 percent growth in sparkling soft drinks and 4 percent growth in juice, dairy and plant-based beverages, partially offset by a 3 percent decline in water, enhanced water and sports drinks. Sparkling soft drinks volume included 8 percent growth in Trademark Coca-Cola, 3 percent growth in Trademark Fanta and 2 percent growth in Trademark Sprite. The group's volume reflects growth of 4 percent in the ASEAN business, 7 percent in the India & South West Asia business unit and 2 percent in the Greater China & Korea business unit. Unit case volume was even in the Japan business unit.
Unit case volume for Bottling Investments declined 53 percent. This decrease primarily reflects the North America refranchising activities and the refranchising of our Chinese bottling operations.
Nine Months Ended September 29, 2017 versus Nine Months Ended September 30, 2016
In Europe, Middle East and Africa, unit case volume grew 2 percent, including 1 point of growth from acquired brands, which were primarily water brands in Africa. The group's growth reflected an increase of 1 percent in sparkling soft drinks, an increase of 7 percent in water, enhanced water and sports drinks and a 10 percent increase in tea and coffee. These increases were partially offset by a decrease of 1 percent in juice, dairy and plant-based beverages. All business units within the group reported growth in unit case volume.
Unit case volume in Latin America declined 3 percent, which reflected a decline of 4 percent in sparkling soft drinks partially offset by growth in juice, dairy and plant-based beverages. The group's volume reflects declines of 13 percent in the Latin Center business unit and 9 percent in the Brazil business unit. These declines were partially offset by unit case volume growth of 2 percent in the Mexico business unit, which reflected 1 percent growth in sparkling soft drinks, 3 percent growth in water, enhanced water and sports drinks, and 10 percent growth in juice, dairy and plant-based beverages.
In North America, unit case volume was even, reflecting even volume for sparkling soft drinks and juice, dairy and plant-based beverages, growth in energy drinks and a 2 percent decline in water, enhanced water and sports drinks. The group's sparkling soft drinks unit case volume included a 4 percent decline in Diet Coke, offset by 4 percent growth in both Trademark Sprite and Trademark Fanta.
Unit case volume in Asia Pacific grew 2 percent, reflecting an increase of 2 percent in sparkling soft drinks and 5 percent growth in juice, dairy and plant-based beverages. The increase in sparkling soft drinks volume included 4 percent growth in Trademark Coca-Cola and 1 percent growth in Trademark Sprite. Unit case volume in our Greater China & Korea and India & South West Asia business units grew 4 percent and 1 percent, respectively. Unit case volume in the Japan business unit was even.
Unit case volume for Bottling Investments declined 42 percent. This decrease primarily reflects the North America refranchising activities and the refranchising of our Chinese bottling operations.
Concentrate Sales Volume
During the three months ended September 29, 2017, worldwide unit case volume and concentrate sales volume were even compared to the three months ended September 30, 2016. During the nine months ended September 29, 2017, worldwide unit case volume was even and concentrate sales volume declined 1 percent compared to the nine months ended September 30, 2016. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the nine months ended September 29, 2017, was primarily due to having two fewer days during the first quarter of 2017 when compared to the first quarter of 2016. Concentrate sales volume growth is calculated based on the amount of concentrate sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. In addition to the impact of two fewer days, the differences between unit case volume and concentrate sales volume growth rates in the individual operating segments during the three and nine months ended September 29, 2017 were due to the timing of concentrate shipments, structural changes and the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases or powders.

Net Operating Revenues
Three Months Ended September 29, 2017 versus Three Months Ended September 30, 2016
The Company's net operating revenues decreased $1,555 million, or 15 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2017 versus 2016
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	1%	(18)%	3%	—%	(15)%
Europe, Middle East & Africa	4%	—%	1%	1%	6%
Latin America	(4)	—	10	1	7
North America	1	1	2	—	3
Asia Pacific	2	—	1	(5)	(2)
Bottling Investments	(1)	(53)	4	—	(50)
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
"Price, product and geographic mix" refers to the change in net operating revenues caused by factors such as price changes, the mix of products and packages sold, and the mix of channels and geographic territories where the sales occurred.
Price, product and geographic mix had a 3 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorably impacted as a result of pricing initiatives, product and package mix, partially offset by geographic mix;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in certain markets;

•	North America — favorably impacted as a result of pricing initiatives and product and package mix;

•	Asia Pacific — favorably impacted as a result of pricing initiatives, product and package mix, partially offset by geographic mix; and

•	Bottling Investments — favorably impacted as a result of pricing initiatives and product and package mix in North America.
The impact of fluctuations in foreign currency exchange rates on our consolidated net operating revenues was even. This impact was due to a stronger U.S. dollar compared to certain foreign currencies, including the U.K. pound sterling, Japanese yen and Argentine peso, which had an unfavorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments, offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, South African rand, Australian dollar, Mexican peso, and Brazilian real, which had a favorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Nine Months Ended September 29, 2017 versus Nine Months Ended September 30, 2016
The Company's net operating revenues decreased $4,556 million, or 14 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our operating segments:

	Percent Change 2017 versus 2016
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	(1)%	(15)%	3%	(1)%	(14)%
Europe, Middle East & Africa	2%	(1)%	2%	(3)%	—%
Latin America	(4)	—	7	—	3
North America	—	1	3	—	4
Asia Pacific	1	—	—	(3)	(3)
Bottling Investments	(3)	(40)	2	—	(41)
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
"Price, product and geographic mix" refers to the change in net operating revenues caused by factors such as price changes, the mix of products and packages sold, and the mix of channels and geographic territories where the sales occurred.
Price, product and geographic mix had a 3 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorably impacted as a result of pricing initiatives, product and package mix, partially offset by geographic mix;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in certain markets, partially offset by geographic mix;

•	North America — favorably impacted as a result of pricing initiatives and product and package mix;

•	Asia Pacific — favorable product and package mix, offset by geographic mix; and

•	Bottling Investments — favorably impacted as a result of pricing initiatives and product and package mix in North America.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 1 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the U.K. pound sterling, Japanese yen, Argentine peso and Mexican peso, which had an unfavorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, South African rand, Australian dollar and Brazilian real, which had a favorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; and foreign currency fluctuations. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have an 18 percent unfavorable impact on 2017 full year net operating revenues. Based on current spot rates and our hedging coverage in place, we expect currencies will have a slight favorable impact on net operating revenues in the fourth quarter of 2017.

Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three and nine months ended September 29, 2017, the Company recorded a net loss of $15 million and a net gain of $13 million, respectively, in the line item cost of goods sold in our condensed consolidated statement of income related to the changes in the fair value of these derivative instruments. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin increased to 62.6 percent for the three months ended September 29, 2017, compared to 61.1 percent for the three months ended September 30, 2016. The increase was primarily due to the impact of acquisitions and divestitures, partially offset by timing of commodity costs favorability in the prior year. Our gross profit margin increased to 62.1 percent for the nine months ended September 29, 2017, compared to 61.0 percent for the nine months ended September 30, 2016. The increase was primarily due to the impact of acquisitions and divestitures, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to acquisitions and divestitures.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Stock-based compensation expense	$53	$72	$167	$191
Advertising expenses	1,018	1,157	2,901	3,062
Selling and distribution expenses[1]	794	1,253	2,713	4,004
Other operating expenses	1,338	1,527	3,879	4,425
Total	$3,203	$4,009	$9,660	$11,682
1 Includes operating expenses as well as general and administrative expenses primarily related to our Bottling Investments operating segment.
During the three and nine months ended September 29, 2017, selling, general and administrative expenses decreased $806 million, or 20 percent, and $2,022 million, or 17 percent, respectively, versus the prior year comparable periods. During the three months ended September 29, 2017, the impact of foreign currency exchange rate fluctuations on total selling, general and administrative expenses was even. During the nine months ended September 29, 2017, fluctuations in foreign currency exchange rates decreased total selling, general and administrative expenses by 1 percent.
The decrease in selling and distribution expenses and advertising expenses during the three and nine months ended September 29, 2017 reflects the impact of divestitures. Additionally, the decrease in selling and distribution expenses and advertising expenses during the nine months ended September 29, 2017, was impacted by having two fewer days during the first quarter of 2017 when compared to the first quarter of 2016. Advertising expenses during the nine months ended September 29, 2017 also decreased 1 percent as a result of foreign currency exchange rate fluctuations. The decrease in other operating expenses during the three months ended September 29, 2017 reflects timing of expenses as well as savings from our productivity and reinvestment initiatives. The decrease in other operating expenses during the nine months ended September 29, 2017 reflects the impact of fluctuations in foreign currency exchange rates, timing of expenses and savings from our productivity and reinvestment initiatives. Foreign currency exchange rate fluctuations have a more significant impact on both advertising and other operating expenses as compared to our selling and distribution expenses since they are generally transacted in local currency. Our selling and distribution expenses are primarily related to our Company-owned bottling operations, of which the majority of expenses are attributable to CCR and are primarily denominated in U.S. dollars. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to divestitures.
During the nine months ended September 29, 2017, the Company contributed $88 million to our pension plans, and we anticipate making additional contributions of approximately $85 million to our pension plans during the remainder of 2017. During the year ended December 31, 2016, the Company's total pension expense related to defined benefit plans was $238 million, which primarily included $86 million of net periodic benefit cost and $155 million of settlement charges and special termination benefits. We expect our total 2017 pension expense to be $350 million, which includes $27 million of net periodic benefit cost and $323 million of estimated settlement charges, curtailment charges and special termination benefits. During the nine months ended September 29, 2017, we have incurred $251 million of pension expense, which includes $27 million of net periodic benefit cost and $224 million of settlement charges, curtailment charges and special termination benefits. The decrease in 2017 expected net periodic benefit cost is due to favorable asset performance in 2016 compared to our expected return, partially offset by a decrease in the expected long-term rate of return on assets for the U.S. plans and a decrease in the weighted-average discount rate.
As of September 29, 2017, we had $240 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.3 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Europe, Middle East & Africa	$6	$2	$2	$6
Latin America	2	75	3	74
North America	47	22	131	80
Asia Pacific	1	—	4	1
Bottling Investments	229	95	1,092	479
Corporate	75	28	259	190
Total	$360	$222	$1,491	$830
During the three months ended September 29, 2017, the Company recorded other operating charges of $360 million. These charges primarily consisted of $213 million related to costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. In addition, other operating charges included $129 million related to the Company's productivity and reinvestment program and $18 million related to tax litigation expense. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the nine months ended September 29, 2017, the Company recorded other operating charges of $1,491 million. These charges primarily consisted of $737 million of CCR asset impairments and $355 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $314 million related to costs incurred to refranchise certain of our bottling operations, $43 million related to tax litigation expense and $34 million related to impairments of Venezuelan intangible assets. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information about the Venezuelan intangible assets and Note 14 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the three months ended September 30, 2016, the Company incurred other operating charges of $222 million. These charges primarily consisted of a charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela due to changes in exchange rates, charges of $73 million related to costs incurred to refranchise certain of our North America bottling territories, and charges of $59 million due to the Company's productivity and reinvestment program. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information on the Venezuelan exchange rates, Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the costs related to the North America refranchising and Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the nine months ended September 30, 2016, the Company incurred other operating charges of $830 million. These charges primarily consisted of $187 million due to the Company's productivity and reinvestment program, $240 million due to the integration of our German bottling operations and $170 million related to costs incurred to refranchise certain of our North

America bottling territories. The Company also recorded a charge of $100 million related to a cash contribution we made to The Coca-Cola Foundation, a charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela due to changes in exchange rates and charges of $37 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives, Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on costs related to the North America refranchising and Note 1 of Notes to Condensed Consolidated Financial Statements for additional information on the Venezuelan exchange rates. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
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
In April 2017, the Company announced that we were expanding the current productivity and reinvestment program, with planned initiatives that are expected to generate an incremental $800 million in annualized savings by 2019. We expect to achieve these savings through additional efficiencies in both our supply chain and our marketing expenditures as well as the transition to a new, more agile operating model to enable growth. Under this operating model, our business units will be supported by an expanded enabling services organization and a corporate center focused on a few strategic initiatives, policy and governance. The expanded enabling services organization will focus on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence. The Company has incurred total pretax expenses of $2,763 million related to this program since it began in 2012. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
Integration of Our German Bottling Operations
In 2008, the Company began the integration of our German bottling operations acquired in 2007. The Company incurred total pretax expenses of $1,367 million as a result of this initiative, primarily related to involuntary terminations, including expenses of $240 million incurred during the nine months ended September 30, 2016. During the year ended December 31, 2016, the Company deconsolidated our German bottling operations.

Operating Income and Operating Margin
Information about our operating income contribution by operating segment on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Europe, Middle East & Africa	44.2%	40.3%	46.7%	39.8%
Latin America	26.6	19.2	26.3	20.2
North America	30.5	29.3	31.8	27.3
Asia Pacific	27.2	25.7	29.7	26.0
Bottling Investments	(10.3)	5.4	(15.9)	3.1
Corporate	(18.2)	(19.9)	(18.6)	(16.4)
Total	100.0%	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Consolidated	23.3%	21.4%	22.2%	22.4%
Europe, Middle East & Africa	47.8%	49.4%	51.2%	54.0%
Latin America	55.8	45.9	56.9	52.8
North America	28.0	40.1	31.6	41.6
Asia Pacific	42.9	44.3	48.2	49.5
Bottling Investments	(9.0)	2.6	(10.6)	1.4
Three Months Ended September 29, 2017 versus Three Months Ended September 30, 2016
Operating income for the three months ended September 29, 2017, was unfavorably impacted by the refranchising of bottling territories in North America and China, which unfavorably impacted our Bottling Investments operating segment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on North America and China refranchising.
During the three months ended September 29, 2017, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 2 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the U.K. pound sterling, Japanese yen and Argentine peso, which had an unfavorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, South African rand, Australian dollar, Mexican peso and Brazilian real, which had a favorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $936 million and $914 million for the three months ended September 29, 2017 and September 30, 2016, respectively. Operating income for the segment reflects concentrate sales volume growth of 4 percent, favorable product mix and a favorable foreign currency exchange rate impact of 1 percent.
Latin America reported operating income of $563 million and $435 million for the three months ended September 29, 2017 and September 30, 2016, respectively. Operating income for the segment reflects favorable price and product mix, a favorable foreign currency exchange rate impact of 1 percent and a reduction in other operating charges.
Operating income for North America for the three months ended September 29, 2017 and September 30, 2016, was $646 million and $666 million, respectively. The decrease in operating income was driven by the timing of commodity cost favorability in the prior year and higher other operating charges partially offset by positive price and product mix.
Asia Pacific's operating income for the three months ended September 29, 2017 and September 30, 2016, was $577 million and $583 million, respectively. Operating income for the segment reflects favorable product mix offset by geographic mix and an unfavorable foreign currency exchange rate impact of 7 percent.
Operating loss for our Bottling Investments segment for the three months ended September 29, 2017, was $217 million compared to operating income of $124 million for the three months ended September 30, 2016. The segment was unfavorably impacted by acquisitions and divestitures, partially offset by a 1 percent favorable impact due to fluctuations in foreign currency exchange rates.
Corporate's operating loss for the three months ended September 29, 2017 and September 30, 2016, was $385 million and $451 million, respectively. Operating loss in 2017 was favorably impacted by lower expenses primarily resulting from productivity initiatives, partially offset by an increase in other operating charges.
Nine Months Ended September 29, 2017 versus Nine Months Ended September 30, 2016
Operating income for the nine months ended September 29, 2017, was unfavorably impacted by two fewer days in the first quarter of 2017 when compared to the first quarter of 2016. During the nine months ended September 29, 2017, the Company's operating income was also unfavorably impacted by the refranchising of bottling territories in North America and China, which unfavorably impacted our Bottling Investments operating segment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on North America and China refranchising.
During the nine months ended September 29, 2017, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 3 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the U.K. pound sterling, Japanese yen, Argentine peso and Mexican peso, which had an unfavorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, South African rand, Australian dollar and Brazilian real, which had a favorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $2,884 million and $2,897 million for the nine months ended September 29, 2017 and September 30, 2016, respectively. Operating income for the segment reflects an unfavorable foreign currency exchange rate impact of 3 percent and unfavorable geographic mix, partially offset by concentrate sales volume growth and favorable product mix.
Latin America reported operating income of $1,625 million and $1,470 million for the nine months ended September 29, 2017 and September 30, 2016, respectively. Operating income for the segment reflects favorable price and product mix and a reduction in other operating charges.
Operating income for North America for the nine months ended September 29, 2017 and September 30, 2016, was $1,967 million and $1,982 million, respectively. The decrease in operating income was primarily due to higher other operating charges, timing of commodity cost favorability in the prior year and an unfavorable foreign currency exchange rate impact of 1 percent.
Asia Pacific's operating income for the nine months ended September 29, 2017 and September 30, 2016, was $1,835 million and $1,892 million, respectively. Operating income for the segment reflects an unfavorable foreign currency exchange rate impact of 5 percent and unfavorable geographic mix.
Operating loss for our Bottling Investments segment for the nine months ended September 29, 2017, was $979 million compared to operating income of $222 million for the nine months ended September 30, 2016. The segment was unfavorably impacted by acquisitions and divestitures and $737 million of asset impairment charges related to CCR.
Corporate's operating loss for the nine months ended September 29, 2017 and September 30, 2016, was $1,152 million and $1,192 million, respectively. Operating loss in 2017 was favorably impacted by lower expenses resulting from productivity initiatives and a 2 percent favorable impact resulting from fluctuations in foreign currency exchange rates, partially offset by higher other operating charges.
Based on current spot rates and our hedging coverage in place, we expect currencies will have a favorable impact on operating income in the fourth quarter of 2017.
Interest Income
During the three months ended September 29, 2017, interest income was $175 million, compared to $164 million, during the three months ended September 30, 2016, an increase of $11 million, or 6 percent. During the nine months ended September 29, 2017, interest income was $495 million, compared to $472 million during the nine months ended September 30, 2016, an increase of $23 million, or 5 percent. These increases primarily reflect higher investment balances in certain of our international locations, partially offset by lower interest rates earned on certain of those investments.

Interest Expense
During the three months ended September 29, 2017, interest expense was $208 million, compared to $182 million during the three months ended September 30, 2016, an increase of $26 million, or 15 percent. During the nine months ended September 29, 2017, interest expense was $631 million, compared to $485 million during the nine months ended September 30, 2016, an increase of $146 million, or 30 percent. These increases primarily reflect the impact of short-term U.S. interest rates and longer debt maturities, both of which resulted in higher interest rates on the Company’s debt portfolio. In addition, during the nine months ended September 29, 2017, the Company recorded a net charge of $38 million due to the extinguishment of certain long-term debt. This net charge included the difference between the reacquisition price and the net carrying amount of the debt extinguished. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended September 29, 2017 versus Three Months Ended September 30, 2016
During the three months ended September 29, 2017, equity income was $358 million, compared to equity income of $281 million during the three months ended September 30, 2016, an increase of $77 million, or 28 percent. This increase reflects, among other items, more favorable operating results reported by several of our equity method investees as well as an equity investment that the Company recently acquired in AC Bebidas, S. de R.L. de C.V. ("AC Bebidas"), a subsidiary of Arca Continental, S.A.B. de C.V. ("Arca"). Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's investment in AC Bebidas.
The Company recorded net charges of $16 million and $14 million in the line item equity income (loss) — net during the three months ended September 29, 2017 and September 30, 2016, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Nine Months Ended September 29, 2017 versus Nine Months Ended September 30, 2016
During the nine months ended September 29, 2017, equity income was $883 million, compared to equity income of $678 million during the nine months ended September 30, 2016, an increase of $205 million, or 30 percent. This increase reflects, among other items, more favorable operating results reported by several of our equity method investees as well as equity investments that the Company recently acquired in CCEP, CCBA and CCBA's South African subsidiary, and AC Bebidas. The favorable impact of these items was partially offset by the derecognition of the Company's former equity method investment in South Africa. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information on the deconsolidation of both our German and South African bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's investment in AC Bebidas.
The Company recorded net charges of $37 million and $35 million in the line item equity income (loss) — net during the nine months ended September 29, 2017 and September 30, 2016, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
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
Three Months Ended September 29, 2017 versus Three Months Ended September 30, 2016
During the three months ended September 29, 2017, other income (loss) — net was a loss of $771 million. The Company recorded charges of $762 million due to the refranchising of certain bottling territories in North America and charges of $72 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of comprehensive beverage agreement ("CBA") with additional requirements. The Company also recorded an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. These charges were partially offset by a gain of $79 million related to the refranchising of our remaining China bottling operations and related cost method investment. Other income (loss) — net also included net gains of $14 million related to trading securities and the sale of available-for-sale securities and

$10 million of dividend income, partially offset by net foreign currency exchange losses of $5 million. None of the other items included in other income (loss) — net during the three months ended September 29, 2017, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the refranchising of our China bottling operations, North America refranchising and the conversion payments. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
During the three months ended September 30, 2016, other income (loss) — net was a loss of $1,106 million. This loss included losses of $1,089 million due to the refranchising of certain bottling territories in North America and a loss of $21 million due to the deconsolidation of our South African bottling operations and disposal of the related equity method investment in exchange for investments in CCBA and CCBA's South African subsidiary. Additionally, the Company incurred net foreign currency exchange losses of $25 million and charges of $17 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Other income (loss) — net also included net gains of $24 million related to trading securities and available-for-sale securities. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising, the deconsolidation of our South African bottling operations and the conversion payments. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
Nine Months Ended September 29, 2017 versus Nine Months Ended September 30, 2016
During the nine months ended September 29, 2017, other income (loss) — net was a loss of $1,122 million. The Company recognized a net charge of $1,473 million due to the refranchising of certain bottling territories in North America and charges of $287 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also recorded an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. Additionally, the Company incurred a charge of $26 million related to our former German bottling operations. These charges were partially offset by a gain of $445 million related to the integration of Coca-Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") to establish Coca-Cola Bottlers Japan Inc. ("CCBJI"). In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJI. The Company also recognized a gain of $88 million related to the refranchising of our China bottling operations and related cost method investment and a gain of $25 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Other income (loss) — net also included net gains of $69 million related to trading securities and the sale of available-for-sale securities and $62 million of dividend income, partially offset by net foreign currency exchange losses of $16 million. None of the other items included in other income (loss) — net during the nine months ended September 29, 2017, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising, the conversion payments and the refranchising of our China bottling operations. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
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
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the Internal Revenue Service ("IRS") for the tax years 2007 through 2009, after a five-year audit. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements.
The Company recorded income tax expense of $230 million (13.7 percent effective tax rate) and $378 million (26.5 percent effective tax rate) during the three months ended September 29, 2017 and September 30, 2016, respectively. The Company recorded income tax expense of $1,805 million (31.1 percent effective tax rate) and $1,618 million (21.2 percent effective tax rate) during the nine months ended September 29, 2017 and September 30, 2016, respectively.
The following table illustrates the income tax expense (benefit) associated with significant operating and nonoperating items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	September 29, 2017		September 30, 2016		September 29, 2017		September 30, 2016
Asset impairments	$—	[1]	$—		$(164)	[1]	$—
Productivity and reinvestment program	(44)	[2]	(20)	[9]	(127)	[2]	(65)	[9]
Other productivity, integration and restructuring initiatives	—		—		—		—	[10]
Transaction gains and losses	(361)	[3]	(246)	[11]	172	[4]	(363)	[12]
Certain tax matters	(40)	[5]	7	[13]	(110)	[6]	84	[13]
Other — net	(12)	[7]	8	[14]	(41)	[8]	(38)	[15]

[1]
Related to charges of $50 million and $821 million during the three and nine months ended September 29, 2017, respectively, due to the impairment of certain assets. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $129 million and $355 million during the three and nine months ended September 29, 2017, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to a net charge of $968 million which primarily consisted of $762 million of charges as a result of the refranchising of certain bottling territories in North America, $213 million related to costs incurred to refranchise certain of our bottling operations and $72 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a $79 million gain related to the refranchising of our remaining China bottling operations and related cost method investment. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to a net charge of $1,551 million which primarily consisted of $1,473 million of net charges as a result of the refranchising of certain bottling territories in North America, $314 million of charges related to costs incurred to refranchise certain of our bottling operations, $287 million of charges primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements and a $26 million charge related to our former German bottling operations. These charges were partially offset by a $445 million gain related to the merger of CCW and CCEJ, an $88 million gain related to the refranchising of our China bottling operations and related cost method investment and a $25 million gain related to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[5]	Related to $40 million of excess tax benefits associated with the Company's share-based compensation arrangements.
6 Related to $122 million of excess tax benefits associated with the Company's share-based compensation arrangements and the tax benefit associated with the reversal of valuation allowances in certain of the Company's foreign jurisdictions, both of which were partially offset by changes to our uncertain tax positions, including interest and penalties.
7 Related to charges of $35 million which primarily consisted of an $18 million charge related to tax litigation expense and a $16 million net charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.
8 Related to charges of $121 million which primarily consisted of a net charge of $38 million related to the extinguishment of long-term debt, a $43 million charge related to tax litigation expense and a net charge of $37 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.
9 Related to charges of $59 million and $187 million during the three and nine months ended September 30, 2016, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

10 Related to charges of $240 million during the nine months ended September 30, 2016. These charges were due to the integration of our German bottling operations. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.
11 Related to charges of $1,204 million which primarily consisted of $1,089 million of charges due to the refranchising of bottling territories in North America, $73 million related to costs incurred to refranchise our North America bottling territories, charges of $17 million  related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, a loss of $21 million related to the deconsolidation of our South African bottling operations and the $80 million tax impact resulting from the accrual of tax on temporary differences related to the investment in foreign subsidiaries that are now expected to reverse in the foreseeable future. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.
12 Related to a net charge of $561 million which primarily consisted of $1,657 million of charges due to the refranchising of bottling territories in North America, $170 million related to costs incurred to refranchise our North America bottling territories, charges of $17 million  related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, a loss of $21 million related to the deconsolidation of our South African bottling operations and the $80 million tax impact resulting from the accrual of tax on temporary differences related to the investment in foreign subsidiaries that are now expected to reverse in the foreseeable future. These charges were partially offset by a $1,288 million net gain related to the deconsolidation of our German bottling operations and an $18 million net gain related to the disposal of our investment in Keurig. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.
13 Primarily related to changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.
14 Related to charges of $99 million which included a $76 million write-down we recorded related to receivables from our bottling partner in Venezuela, a $14 million charge due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and a $9 million charge due to tax litigation expense. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.
15 Related to charges of $230 million which included a $100 million cash contribution to The Coca-Cola Foundation, a $76 million charge due to the write-down we recorded related to receivables from our bottling partner in Venezuela, a $35 million net charge due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and a $19 million charge due to tax litigation expense. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2017. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $8,265 million in lines of credit available for general corporate purposes as of September 29, 2017. These backup lines of credit expire at various times between 2017 and 2022.
We have significant operations outside the United States. Unit case volume outside the United States represented 82 percent of the Company's worldwide unit case volume for the nine months ended September 29, 2017. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrates and syrups to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $24.7 billion as of September 29, 2017.
Net operating revenues in the United States were $11.9 billion for the nine months ended September 29, 2017, or 43 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 29, 2017 and September 30, 2016, was $5,918 million and $6,723 million, respectively, a decrease of $805 million, or 12 percent. This decrease was primarily driven by unfavorable impacts resulting from changes in working capital of $487 million, two fewer days in the first quarter of 2017 compared to the first quarter of 2016, the refranchising of certain bottling operations and foreign currency exchange rate fluctuations. Included in the changes in working capital is an unfavorable impact resulting from additional income tax payments which was partially offset by favorable impacts resulting from hedging activities and reduced pension contributions compared to the prior year comparable period.
Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended September 29, 2017 was $244 million compared to net cash used in investing activities of $1,333 million during the prior year comparable period.
Purchases of Investments and Proceeds from Disposals of Investments
During the nine months ended September 29, 2017, purchases of investments were $12,925 million and proceeds from disposals of investments were $12,161 million, resulting in a net cash outflow of $764 million. The activity primarily represents the purchases of and proceeds from short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.
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
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 29, 2017, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $538 million, which primarily related to the acquisition of AdeS, a plant-based beverage business, by the Company and several of its bottling partners in Latin America. Additionally, in conjunction with the refranchising of CCR's Southwest operating unit ("Southwest Transaction"), we obtained an equity interest in AC Bebidas. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
On October 4, 2017, the Company and AB InBev completed the transition of AB InBev’s 54.5 percent majority interest in CCBA to the Company for $3.15 billion. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for additional information.
During the nine months ended September 30, 2016, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $767 million, which primarily related to our acquisition of Xiamen Culiangwang Beverage Technology Co., Ltd. ("China Green"), a maker of plant-based protein beverages in China, and a minority investment in CHI Limited ("CHI"), a Nigerian producer of value-added dairy and juice beverages, which is accounted for under the equity method of accounting. Under the terms of the agreement related to our investment in CHI, the Company is obligated to acquire the remaining ownership interest from the existing shareowners in 2019 based on an agreed-upon formula. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 29, 2017, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $2,790 million, primarily related to proceeds from the refranchising of certain bottling territories in North America and the refranchising of our China bottling operations and related cost method investment. During the nine months ended September 30, 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $745 million, primarily related to proceeds from the refranchising of certain bottling territories in North America. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the nine months ended September 29, 2017, were $1,122 million. The Company currently expects our 2017 full year capital expenditures net of disposals to be approximately $2.0 billion, primarily in our Bottling Investments operating segment.
During the nine months ended September 30, 2016, cash outflows for investing activities included purchases of property, plant and equipment net of disposals of $1,469 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, issuances of stock, share repurchases and dividends. Net cash used in financing activities during the nine months ended September 29, 2017 and September 30, 2016 totaled $2,499 million and $1,783 million, respectively, an increase of $716 million, or 40 percent.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the nine months ended September 29, 2017, the Company had issuances of debt of $24,899 million, which included $21,266 million of net issuances related to commercial paper and short-term debt with maturities greater than 90 days, and issuances of long-term debt of $3,633 million, net of related discounts and issuance costs. The Company made payments of debt of $22,424 million during the nine months ended September 29, 2017, which included $1,029 million of payments of commercial paper and short-term debt with maturities of 90 days or less, $18,607 million of payments of commercial paper and short-term debt with maturities greater than 90 days, and payments of long-term debt of $2,788 million. Refer below for additional details on our long-term debt issuances and payments.
During the nine months ended September 29, 2017, the Company issued U.S. dollar- and euro-denominated debt of $1,000 million and €2,500 million, respectively. The general terms of the notes issued are as follows:

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
During the nine months ended September 29, 2017, the Company retired upon maturity $206 million total principal amount of notes due August 1, 2017, at a fixed interest rate of 7.125 percent and €2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three-month EURIBOR plus 0.15 percent. The Company also extinguished a portion of the long-term debt that was assumed in connection with our acquisition of Old CCE. The extinguished notes had a carrying value of $417 million, which included fair value adjustments recorded as part of purchase accounting. The general terms of the notes extinguished were as follows:

•	$95.6 million total principal amount of notes due August 15, 2019, at a fixed interest rate of 4.50 percent;

•	$38.6 million total principal amount of notes due February 1, 2022, at a fixed interest rate of 8.50 percent;

•	$11.7 million total principal amount of notes due September 15, 2022, at a fixed interest rate of 8.00 percent;

•	$36.5 million total principal amount of notes due September 15, 2023, at a fixed interest rate of 6.75 percent;

•	$9.9 million total principal amount of notes due October 1, 2026, at a fixed interest rate of 7.00 percent;

•	$53.8 million total principal amount of notes due November 15, 2026, at a fixed interest rate of 6.95 percent;

•	$41.3 million total principal amount of notes due September 15, 2028, at a fixed interest rate of 6.75 percent;

•	$32.0 million total principal amount of notes due October 15, 2036, at a fixed interest rate of 6.70 percent;

•	$3.4 million total principal amount of notes due March 18, 2037, at a fixed interest rate of 5.71 percent;

•	$24.3 million total principal amount of notes due January 15, 2038, at a fixed interest rate of 6.75 percent; and

•	$4.7 million total principal amount of notes due May 15, 2098, at a fixed interest rate of 7.00 percent.
As of September 29, 2017, the carrying value of the Company's long-term debt included $269 million of fair value adjustments related to the remaining debt assumed in connection with our acquisition of Old CCE. These fair value adjustments will be amortized over a weighted-average period of approximately 24 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Issuances of Stock
During the nine months ended September 29, 2017, the Company received cash proceeds from issuances of stock of $1,320 million, an increase of $25 million when compared to cash proceeds of $1,295 million from issuances of stock during the nine months ended September 30, 2016. This increase is primarily due to an increase in the exercise of stock options by Company employees.
Share Repurchases
During the nine months ended September 29, 2017, the Company repurchased 68.8 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $43.76 per share, for a total cost of $3,012 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $3,087 million during the nine months ended September 29, 2017. The total cash outflow for treasury stock during the first nine months of 2017 includes treasury stock that was purchased and settled during the nine months ended September 29, 2017, as well as stock purchased in December 2016 that settled in early 2017; however, it does not include treasury stock that was purchased but did not settle during the nine months ended September 29, 2017. In addition to shares repurchased, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company's issuances of stock and share repurchases during the nine months ended September 29, 2017, resulted in a net cash outflow of $1,767 million. We expect to repurchase approximately $2.0 billion of our stock during 2017, net of proceeds from the issuance of treasury stock due to the exercise of employee stock options.
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
Dividends
During the nine months ended September 29, 2017, the Company paid dividends of $3,165 million. The Company paid the third quarter dividend during the first week of October 2017. During the nine months ended September 30, 2016, the Company paid dividends of $3,028 million.
Our Board of Directors approved the Company's regular quarterly dividend of $0.37 per share at its October 2017 meeting. This dividend is payable on December 15, 2017, to shareowners of record as of December 1, 2017.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to the geographic diversity of our operations, weakness in some foreign currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three and nine months ended September 29, 2017 by 2 percent and 3 percent, respectively. Based on current spot rates and our hedging coverage in place, we expect currencies will have a favorable impact on our results in the fourth quarter of 2017.
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
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net monetary assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. As a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expected to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded a write-down of $76 million during the three and nine months ended September 30, 2016 in the line item other operating charges in our condensed consolidated statements of income.
We also have certain U.S. dollar-denominated intangible assets associated with products sold in Venezuela. As a result of weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability, we recorded impairment charges of $34 million during the nine months ended September 29, 2017 in the line item other operating charges in our condensed consolidated statement of income. As a result of these impairment charges, the remaining carrying value of all U.S. dollar-denominated intangible assets associated with products sold in Venezuela is zero.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	September 29, 2017	December 31, 2016	Increase (Decrease)		Percent Change
Cash and cash equivalents	$12,528	$8,555	$3,973		46%
Short-term investments	9,691	9,595	96		1
Marketable securities	5,138	4,051	1,087		27
Trade accounts receivable — net	3,664	3,856	(192)		(5)
Inventories	2,608	2,675	(67)		(3)
Prepaid expenses and other assets	2,993	2,481	512		21
Assets held for sale	1,782	2,797	(1,015)		(36)
Equity method investments	21,644	16,260	5,384		33
Other investments	1,117	989	128		13
Other assets	4,480	4,248	232		5
Property, plant and equipment — net	8,306	10,635	(2,329)		(22)
Trademarks with indefinite lives	6,575	6,097	478		8
Bottlers' franchise rights with indefinite lives	138	3,676	(3,538)		(96)
Goodwill	9,473	10,629	(1,156)		(11)
Other intangible assets	378	726	(348)		(48)
Total assets	$90,515	$87,270	$3,245		4%
Accounts payable and accrued expenses	$10,212	$9,490	$722		8%
Loans and notes payable	13,398	12,498	900		7
Current maturities of long-term debt	3,231	3,527	(296)		(8)
Accrued income taxes	355	307	48		16
Liabilities held for sale	437	710	(273)		(38)
Long-term debt	32,471	29,684	2,787		9
Other liabilities	3,946	4,081	(135)		(3)
Deferred income taxes	4,313	3,753	560		15
Total liabilities	$68,363	$64,050	$4,313		7%
Net assets	$22,152	$23,220	$(1,068)	[1]	(5)%
1 Includes an increase in net assets of $1,511 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•	Marketable securities increased primarily due to the purchase of debt securities as part of our overall cash management strategy.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 29, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 29, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. On October 4, 2017, the IRS filed an amended answer to the Company's petition in which it increased its transfer pricing adjustment by $385 million resulting in an additional potential tax liability of $135 million. This increases the potential additional federal income tax liability to approximately $3.4 billion for the period, plus interest. A trial date has been set for March 5, 2018. On June 20, 2017, the Company filed a motion for summary judgment on the portion of the IRS' adjustments related to our licensee in Mexico. That motion is still pending.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 29, 2017, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
July 1, 2017 through July 28, 2017	5,090,332	$44.87	5,085,523	96,517,216
July 29, 2017 through August 25, 2017	6,229,283	$45.76	5,626,668	90,890,548
August 26, 2017 through September 29, 2017	7,378,095	$45.78	7,378,095	83,512,453
Total	18,697,710	$45.53	18,090,286
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below; and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 4,809 shares and 602,615 shares for the fiscal months of July and August, respectively.
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

4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.9	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.10	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.12	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.15	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.16	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.17	Form of Note for 0.750% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.18	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.19	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.

4.20	Form of Note for 0.875% Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.21	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.22	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.23	Form of Note for Floating Rate Notes due 2017 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.24	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.25	Form of Note for 2.550% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.26	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.27	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.28	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.29	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.30	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.31	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.32	Form of Note for 2.200% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.33	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.34
Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated July 30, 1991.

4.35
First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between the Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated January 29, 1992.

4.36
Second Supplemental Indenture, dated as of June 22, 2017, to Amended and Restated Indenture, dated as of July 30, 1991, as amended, between the among Coca-Cola Refreshments USA, Inc., The Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated June 23, 2017.

4.37
Third Supplemental Indenture, dated as of July 5, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as Trustee — incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 6, 2017.

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

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 29, 2017 and September 30, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2017 and September 30, 2016, (iii) Condensed Consolidated Balance Sheets as of September 29, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2017 and September 30, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ LARRY M. MARK
Date:	October 26, 2017	Larry M. Mark Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	October 26, 2017	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (As Principal Accounting Officer)