Form 10-K
period 2017-12-31
COCA COLA CO
filed 2018-02-23
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-02217
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-0628465 (I.R.S. Employer Identification No.)
One Coca-Cola Plaza, Atlanta, Georgia (Address of principal executive offices)	30313 (Zip Code)
Registrant's telephone number, including area code: (404) 676-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.25 Par Value	New York Stock Exchange
Floating Rate Notes Due 2019	New York Stock Exchange
Floating Rate Notes Due 2019	New York Stock Exchange
0.000% Notes Due 2021	New York Stock Exchange
1.125% Notes Due 2022	New York Stock Exchange
0.75% Notes Due 2023	New York Stock Exchange
0.500% Notes Due 2024	New York Stock Exchange
1.875% Notes Due 2026	New York Stock Exchange
1.125% Notes Due 2027	New York Stock Exchange
1.625% Notes Due 2035	New York Stock Exchange
1.100% Notes Due 2036	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of June 30, 2017, the last business day of the Registrant's most recently completed second fiscal quarter, was $189,848,200,565 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant's Common Stock as of February 16, 2018, was 4,265,906,533.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 25, 2018, are incorporated by reference in Part III.

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company's actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I
ITEM 1.    BUSINESS
In this report, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements.
General
The Coca-Cola Company is the world's largest beverage company. We own or license and market more than 500 nonalcoholic beverage brands, which we group into the following category clusters: sparkling soft drinks; water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks. We own and market four of the world's top five nonalcoholic sparkling soft drink brands: Coca-Cola, Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries.
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations as well as independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for more than 1.9 billion of the approximately 60 billion servings of all beverages consumed worldwide every day.
We believe our success depends on our ability to connect with consumers by providing them with a wide variety of beverage options to meet their desires, needs and lifestyles. Our success further depends on the ability of our people to execute effectively, every day.
Our objective is to use our Company's assets — our brands, financial strength, unrivaled distribution system, global reach, and the talent and strong commitment of our management and associates — to become more competitive and to accelerate growth in a manner that creates value for our shareowners.
We were incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892.
Operating Segments
The Company's operating structure is the basis for our internal financial reporting. As of December 31, 2017, our operating structure included the following operating segments, the first five of which are sometimes referred to as "operating groups" or "groups":

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
Products and Brands
As used in this report:

•
"concentrates" means flavoring ingredients and, depending on the product, sweeteners used to prepare syrups or finished beverages and includes powders or minerals for purified water products such as Dasani;

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

•
"Company Trademark Beverages" means beverages bearing our trademarks and certain other beverage products bearing trademarks licensed to us by third parties for which we provide marketing support and from the sale of which we derive economic benefit; and

•
"Trademark Coca-Cola Beverages" or "Trademark Coca-Cola" means beverages bearing the trademark Coca-Cola or any trademark that includes Coca-Cola or Coke (that is, Coca-Cola, Coca-Cola Life, Diet Coke/Coca-Cola Light and Coca-Cola Zero Sugar and all their variations and any line extensions, including caffeine free Diet Coke, Cherry Coke, etc.). Likewise, when we use the capitalized word "Trademark" together with the name of one of our other beverage products (such as "Trademark Fanta," "Trademark Sprite" or "Trademark Simply"), we mean beverages bearing the indicated trademark (that is, Fanta, Sprite or Simply, respectively) and all its variations and line extensions (such that "Trademark Fanta" includes Fanta Orange, Fanta Zero Orange, Fanta Apple, etc.; "Trademark Sprite" includes Sprite, Diet Sprite, Sprite Zero, Sprite Light, etc.; and "Trademark Simply" includes Simply Orange, Simply Apple, Simply Grapefruit, etc.).

Our Company markets, manufactures and sells:

•
beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups (we refer to this part of our business as our "concentrate business" or "concentrate operations"); and

•	finished sparkling soft drinks and other nonalcoholic beverages (we refer to this part of our business as our "finished product business" or "finished product operations").
Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations.
In our concentrate operations, we typically generate net operating revenues by selling concentrates and syrups to authorized bottling operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water, or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers — such as cans and refillable and nonrefillable glass and plastic bottles — bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. Outside the United States, we also sell concentrates for fountain beverages to our bottling partners who are typically authorized to manufacture fountain syrups, which they sell to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers.
In our finished product operations, we typically generate net operating revenues by selling sparkling soft drinks and a variety of other nonalcoholic beverages, including water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. These finished product operations consist primarily of our Company-owned or -controlled bottling, sales and distribution operations which are included in our Bottling Investments operating segment. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers, such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. We authorize these wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States. Our finished product business also includes juice and other still beverage production operations in North America. Our fountain syrup sales in the United States and the juice and other still beverage production operations in North America are included in our North America operating segment.
For information regarding net operating revenues and unit case volume related to our concentrate operations and finished product operations, refer to the heading "Our Business — General" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report, which is incorporated herein by reference.
For information regarding how we measure the volume of Company beverage products sold by the Coca-Cola system, refer to the heading "Operations Review — Beverage Volume" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report, which is incorporated herein by reference.

We own numerous valuable nonalcoholic beverage brands, including the following:

Coca-Cola	Georgia[2]	Dasani	Ice Dew[10]
Diet Coke/Coca-Cola Light	Powerade	Simply[6]	I LOHAS[11]
Coca-Cola Zero Sugar[1]	Del Valle[3]	Glacéau Vitaminwater	Ayataka[12]
Fanta	Schweppes[4]	Gold Peak[7]
Sprite	Aquarius	FUZE TEA[8]
Minute Maid	Minute Maid Pulpy[5]	Glacéau Smartwater[9]

[1]	Including Coca-Cola No Sugar and Coca-Cola Zero.

[2]	Georgia is primarily a coffee brand sold mainly in Japan.

[3]	Del Valle is a juice and juice drink brand sold in Latin America. In Mexico and Brazil, we manufacture, market and sell Del Valle beverage products through joint ventures with our bottling partners.

[4]	Schweppes is owned by the Company in certain countries other than the United States.

[5]	Minute Maid Pulpy is a juice drink brand sold primarily in Asia Pacific.

[6]	Simply is a juice and juice drink brand sold in North America.

[7]	Gold Peak is primarily a tea brand sold in North America.

[8]	FUZE TEA is a brand sold outside of North America.

[9]	Glacéau Smartwater is a vapor-distilled water with added electrolytes which is sold mainly in North America and Great Britain.

[10]	Ice Dew is a water brand sold in China.

[11]	I LOHAS is a water brand sold primarily in Japan.

[12]	Ayataka is a green tea brand sold primarily in Japan.
In addition to the beverage brands we own, we also provide marketing support and otherwise participate in the sales of other nonalcoholic beverage brands through licenses, joint ventures and strategic partnerships, including, but not limited to, the following:

•
We and certain of our bottlers distribute certain brands of Monster Beverage Corporation ("Monster"), primarily Monster Energy, in designated territories in the United States, Canada and other international territories pursuant to distribution coordination agreements between the Company and Monster and related distribution agreements between Monster and Company-owned or -controlled bottling operations and independent bottling and distribution partners.

•
We have a strategic partnership with Aujan Industries Company J.S.C. ("Aujan"), one of the largest independent beverage companies in the Middle East. We own 50 percent of the entity that holds the rights in certain territories to brands produced and distributed by Aujan, including Rani, a juice brand, and Barbican, a flavored malt beverage brand.

•
fairlife, LLC (“fairlife”), our joint venture with Select Milk Producers, Inc., a dairy cooperative, is a health and wellness dairy company whose products include fairlife ultra-filtered milk and Core Power, a high-protein milkshake. We and certain of our bottling partners distribute fairlife products in the United States and Canada.

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
Distribution System
We make our branded beverage products available to consumers in more than 200 countries through our network of Company-owned or -controlled bottling and distribution operations, independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Consumers enjoy finished beverage products bearing trademarks owned by or licensed to us at a rate of more than 1.9 billion servings each day. We continue to expand our marketing presence in an effort to increase our unit case volume and net operating revenues in developed, developing and emerging markets. Our strong and stable bottling and distribution system helps us to capture growth by manufacturing, distributing and selling existing, enhanced and new innovative products to our consumers throughout the world.

The Coca-Cola system sold 29.2 billion, 29.3 billion and 29.2 billion unit cases of our products in 2017, 2016 and 2015, respectively. Sparkling soft drinks represented 69 percent, 69 percent and 70 percent of our worldwide unit case volume for 2017, 2016 and 2015, respectively. Trademark Coca-Cola accounted for 45 percent, 45 percent and 46 percent of our worldwide unit case volume for 2017, 2016 and 2015, respectively.
In 2017, unit case volume in the United States represented 19 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume, 62 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 43 percent of U.S. unit case volume. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for 2017. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and Japan, which together accounted for 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume, 71 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 45 percent of non-U.S. unit case volume.
Our five largest independent bottling partners based on unit case volume in 2017 were:

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

•
Arca Continental, S.A.B. de C.V., which has bottling and distribution operations in northern and western Mexico, northern Argentina, Ecuador, Peru and the state of Texas and parts of the states of New Mexico, Oklahoma and Arkansas in the United States; and

•
Swire Beverages, which has bottling and distribution operations in Hong Kong, Taiwan, 11 provinces and the Shanghai Municipality in the eastern and southern areas of mainland China, and territories in 13 states in the western United States.

In 2017, these five bottling partners combined represented 41 percent of our total unit case volume.
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
While under most of our bottler's agreements we generally have complete flexibility to determine the price and other terms of sale of the concentrates and syrups we sell to our bottlers, as a practical matter, our Company's ability to exercise its contractual flexibility to determine the price and other terms of sale of concentrates and syrups is subject, both outside and within the United States, to competitive market conditions. In addition, in some instances we have agreed or may in the future agree with a bottler with respect to concentrate pricing on a prospective basis for specified time periods. Also, in some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned incentives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with our bottling partners to develop and implement an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products are sold and package mix.
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
Bottler's Agreements Within the United States
In the United States, most bottlers operate under a "comprehensive beverage agreement" ("CBA") that is of stated duration, subject in most cases to renewal rights of bottlers and in some cases to renewal rights of the Company. Certain bottlers continue to operate under legacy bottler's agreements with no stated expiration date for Trademark Coca-Cola Beverages and other cola-flavored beverages. The bottler's agreements in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default that may vary from contract to contract.
In conjunction with implementing a new beverage partnership model in North America, the Company granted certain additional exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products (as defined by the CBAs) to certain U.S. bottlers. These expanding bottlers entered into new CBAs, to which we sometimes refer as "expanding bottler CBAs," which apply to newly granted territories as well as any legacy territories, and provide consistency across each such bottler's respective territory and consistency with other U.S. bottlers that have executed an expanding bottler CBA. Under the expanding bottler CBAs, the Company generally retained the rights to produce the applicable beverage products for territories not covered by specific manufacturing agreements and such bottlers purchase from the Company (or from Company-authorized manufacturing bottlers) substantially all of the finished beverage products needed in order to service the customers in these territories. The expanding bottler CBA has a term of 10 years and is renewable, in most cases by the bottler, and in some cases by the Company, indefinitely for successive additional terms of 10 years each, and includes additional requirements that provide for, among other things, a binding national governance model, mandatory incidence pricing and certain core performance requirements. The Company also entered into manufacturing agreements that authorize certain expanding bottlers that have executed expanding bottler CBAs to manufacture certain beverage products for their own account and for supply to other bottlers. In addition, certain U.S. bottlers that were not granted additional exclusive territory rights converted or agreed to convert their legacy bottler's agreements to a form of CBA to which we sometimes refer as "non-expanding bottler CBA." This form of CBA has a term of 10 years and is renewable by the bottler indefinitely for successive additional terms of 10 years each and is substantially similar in most material respects to the expanding bottler CBA, including with respect to requirements for a binding national governance model and mandatory incidence pricing, but includes core performance requirements that vary in certain respects from those in the expanding bottler CBA.
Those bottlers that have not signed a CBA continue to operate under legacy bottler's agreements that include pricing formulas that generally provide for a baseline price for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. The U.S. unit case volume manufactured, sold and distributed under these legacy bottler's agreements is not material.
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

Promotions and Marketing Programs
In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing support and/or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottler's or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist the bottlers. Likewise, in many instances, we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount of funds provided by our Company to bottlers, resellers or other customers of our Company's products, principally for participation in promotional and marketing programs, was $6.2 billion in 2017.
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
In addition, from time to time we make equity investments representing noncontrolling interests in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola system's production, marketing, sales and distribution capabilities around the world by providing expertise and resources to strengthen those businesses. These investments are intended to result in increases in unit case volume, net revenues and profits at the bottler level, which in turn generate increased sales for our Company's concentrate business. When our equity investment provides us with the ability to exercise significant influence over the investee bottler's operating and financial policies, we account for the investment under the equity method, and we sometimes refer to such a bottler as an "equity method investee bottler" or "equity method investee."
Seasonality
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Competition
The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. These include companies that, like our Company, compete in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling soft drinks; various water products, including flavored and enhanced waters; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy, sports and other performance-enhancing drinks; filtered milk and other dairy-based drinks; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and other than ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc. ("PepsiCo"), is one of our primary competitors. Other significant competitors include, but are not limited to, Nestlé S.A. ("Nestlé"), Dr Pepper Snapple Group, Inc. ("DPSG"), Groupe Danone, Mondelēz International, Inc. ("Mondelēz"), The Kraft Heinz Company ("Kraft"), Suntory Beverage & Food Limited ("Suntory") and Unilever. We also compete against numerous regional and local companies and, in some markets, against retailers that have developed their own store or private label beverage brands.
Competitive factors impacting our business include, but are not limited to, pricing, advertising, sales promotion programs, in-store displays and point-of-sale marketing, product and ingredient innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment, and brand and trademark development and protection.
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
The principal non-nutritive sweeteners we use in our business are aspartame, acesulfame potassium, sucralose, saccharin, cyclamate and steviol glycosides. Generally, these raw materials are readily available from numerous sources. However, our Company purchases aspartame, an important non-nutritive sweetener that is used alone or in combination with other important non-nutritive sweeteners such as saccharin or acesulfame potassium in our low- and no-calorie sparkling beverage products, primarily from Ajinomoto Co., Inc. and SinoSweet Co., Ltd., which we consider to be our primary sources for the supply of this product. In addition, we purchase sucralose, which we consider a critical raw material, from a limited number of suppliers in the United States and China. We work closely with our primary sucralose suppliers to maintain continuity of supply. However, global demand for sucralose has increased in recent years as consumer products companies are reformulating food and beverages to replace high-intensity sweeteners with non-nutritive sweeteners, primarily sucralose. In addition, the Chinese sucralose industry has been impacted by the imposition of stringent environmental requirements that have reduced or closed production. To mitigate the impact of the increase in demand and tightening of supply of sucralose, we are working with our existing suppliers to secure additional volume and are expanding our sucralose supplier base as well as assessing additional internal contingency plans to address any potential shortages. Our Company generally has not experienced major difficulties in obtaining its requirements for non-nutritive sweeteners and we do not anticipate such difficulties in the future.
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
Our Company-owned or consolidated bottling operations and our finished product business also purchase various other raw materials including, but not limited to, polyethylene terephthalate ("PET") resin, preforms and bottles; glass and aluminum bottles; aluminum and steel cans; plastic closures; aseptic fiber packaging; labels; cartons; cases; postmix packaging; and carbon dioxide. We generally purchase these raw materials from multiple suppliers and historically have not experienced significant shortages.
Patents, Copyrights, Trade Secrets and Trademarks
Our Company owns numerous patents, copyrights and trade secrets, as well as substantial know-how and technology, which we collectively refer to in this report as "technology." This technology generally relates to our Company's products and the processes for their production; the packages used for our products; and the design and operation of various processes and equipment used in our business. Some of the technology is licensed to suppliers and other parties. Our sparkling beverage and other beverage formulae are among the important trade secrets of our Company.
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
Employees
As of December 31, 2017 and 2016, our Company had approximately 61,800 and 100,300 employees, respectively, of which approximately 2,900 were employed by consolidated variable interest entities ("VIEs") as of December 31, 2016. There were no employees employed by consolidated VIEs as of December 31, 2017. The decrease in the total number of employees in 2017 was primarily due to the refranchising of certain bottling territories that were previously managed by Coca-Cola Refreshments ("CCR"), the refranchising of our China bottling operations, and our productivity initiatives. This decrease was partially offset by an increase in the number of employees due to the transition of Anheuser-Busch InBev's ("ABI") controlling interest in Coca-Cola Beverages Africa Proprietary Limited ("CCBA") to the Company in October 2017. For additional information about the North America and China refranchising transactions, as well as the transition of ABI's controlling interest in CCBA, refer to Note 2 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report. As of December 31, 2017 and 2016, our Company had approximately 12,400 and 51,000 employees, respectively, located in the United States, of which zero and approximately 400, respectively, were employed by consolidated VIEs.
Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2017, approximately 3,700 employees, excluding seasonal hires, in North America were covered by collective bargaining agreements. These agreements typically have terms of three years to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.
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
There is growing concern among consumers, public health professionals and government agencies about the health problems associated with obesity. Increasing public concern about obesity; other health-related public concerns surrounding consumption of sugar-sweetened beverages; possible new or increased taxes on sugar-sweetened beverages by government entities to reduce consumption or to raise revenue; additional governmental regulations concerning the marketing, labeling, packaging or sale of our sugar-sweetened beverages; and negative publicity resulting from actual or threatened legal actions against us or other companies in our industry relating to the marketing, labeling or sale of sugar-sweetened beverages may reduce demand for, or increase the cost of, our sugar-sweetened beverages, which could adversely affect our profitability.
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
Consumer preferences have evolved and continue to evolve as a result of, among other things, health, wellness and nutrition considerations, especially the perceived undesirability of artificial ingredients and obesity concerns; shifting consumer demographics, including aging populations; changes in consumer tastes and needs; changes in consumer lifestyles; location of origin or source of products and ingredients; and competitive product and pricing pressures. If we fail to address these changes, or do not successfully anticipate future changes in consumer preferences, our share of sales, revenue growth and overall financial results could be negatively affected.
Increased competition could hurt our business.
We operate in the highly competitive nonalcoholic beverage segment of the commercial beverage industry. For additional information regarding the competitive environment in which we operate, including the names of certain of our significant competitors, refer to the heading "Competition" set forth in Part I, "Item 1. Business" of this report. Our ability to gain or maintain share of sales in the global market or in various local markets may be limited as a result of actions by competitors. If we do not continuously strengthen our capabilities in marketing and innovation to maintain our brand loyalty and market share while we selectively expand into other profitable categories in the nonalcoholic beverage segment of the commercial beverage industry, our business could be negatively affected.
Product safety and quality concerns could negatively affect our business.
Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of all of our products. We have rigorous product safety and quality standards, which we expect our operations as well as our bottling partners to meet. However, we cannot assure you that despite our strong commitment to product safety and quality we or all of our bottling partners will always meet these standards, particularly as we expand our product offerings through innovation or acquisitions into beverage categories, such as value-added dairy and plant-based beverages, that are beyond our traditional range of beverage products. If we or our bottling partners fail to comply with applicable product safety and quality standards, or if our beverage products taken to the market are or become contaminated or adulterated by any means, we may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could cause our business to suffer.
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
If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted, we may suffer financial losses and our reputation may be damaged.
We rely on networks and information systems and other technology ("information systems"), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments, employee processes, consumer marketing, mergers and acquisitions and research and development. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among our locations around the world and between Company personnel and our bottlers and other customers, suppliers and consumers. Because information systems are critical to many of the Company's operating activities, our business may be impacted by system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such incidents could result in unauthorized or accidental disclosure of material confidential information or regulated individual personal data. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrate or finished products. Unauthorized or accidental access to, or destruction, loss, alteration, disclosure, falsification or unavailability of, information could result in violations of data privacy laws and regulations, damage to the reputation and credibility of the Company, loss of opportunities to acquire or divest of businesses or brands and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, our bottling partners, other customers or suppliers, or consumers or other data subjects, and may become exposed to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.
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
Our success depends in part on our ability to grow our business in emerging and developing markets, which in turn depends on economic and political conditions in those markets and on our ability to work with local bottlers to make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Additionally, we rely on local availability of talented management and staff to establish and manage our operations in these markets. Scarcity or heavy competition for talented employee resources could impede our abilities in such markets. Moreover, the supply of our products in emerging and developing markets must match consumers' demand for those products. Due to product price, limited purchasing power and cultural differences, there can be no assurance that our products will be accepted in any particular emerging or developing market.
Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2017, we used 73 functional currencies in addition to the U.S. dollar and derived $20.7 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period.

Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. For information regarding the estimated impact of currency fluctuations on our consolidated and operating segment net operating revenues for 2017 and 2016, refer to the heading "Operations Review — Net Operating Revenues" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, would not materially affect our financial results.
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
We derive a significant portion of our net operating revenues from sales of concentrates and syrups to independent bottling partners and, therefore, the success of our business depends on our bottling partners' financial strength and profitability. While under our agreements with our bottling partners we generally have the right to unilaterally change the prices we charge for our concentrates and syrups, our ability to do so may be materially limited by our bottling partners' financial condition and their ability to pass price increases along to their customers. In addition, we have investments in certain of our bottling partners, which we account for under the equity method, and our operating results include our proportionate share of such bottling partners' income or loss. Our bottling partners' financial condition is affected in large part by conditions and events that are beyond our and their control, including competitive and general market conditions in the territories in which they operate; the availability of capital and other financing resources on reasonable terms; loss of major customers; additional regulations; or disruptions of bottling operations that may be caused by strikes, work stoppages, labor unrest, natural disasters or other catastrophic events. A deterioration of the financial condition or results of operations of one or more of our major bottling partners could adversely affect our net operating revenues from sales of concentrates and syrups; and, if such deterioration involves one or more of our major equity investee bottling partners, could also result in a decrease in our equity income and/or impairments of our equity method investments.
Increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.
We are subject to income tax in the United States and numerous other jurisdictions in which we generate profits. Our overall effective income tax rate is a function of applicable local tax rates and the geographic mix of our income from continuing operations before taxes, which is itself impacted by currency movements. Consequently, the isolated or combined effects of unfavorable movements in tax rates, geographic mix, or foreign exchange rates could reduce our after-tax income.
Our annual tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have a material effect on our financial statements for the period or periods for which the applicable final determinations are made and for periods for which the statute of limitations is open. For instance, the United States Internal Revenue Service ("IRS") is seeking to increase our U.S. taxable income for tax years 2007 through 2009 by an amount that creates a potential additional U.S. federal income tax liability of approximately $3.3 billion for the period, plus interest. For additional information regarding this income tax dispute, refer to Note 11 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report. If this income tax dispute were to be ultimately determined adversely to us, the additional tax, interest and any potential penalties could have a material adverse impact on the Company's financial position, results of operations and cash flows.
The Tax Cuts and Jobs Act ("Tax Reform Act"), which was signed into law on December 22, 2017, significantly affected U.S. income tax law by changing how the United States imposes income tax on multinational corporations. We have recorded in our consolidated financial statements provisional amounts based on our current estimates of the effects of the Tax Reform Act in accordance with our current understanding of the Tax Reform Act and currently available guidance. For additional information regarding the Tax Reform Act and the provisional tax amounts recorded in our consolidated financial statements, refer to the heading "Critical Accounting Policies and Estimates — Income Taxes" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. The final amounts may be significantly affected by regulations and interpretive guidance expected to be issued by the tax authorities, clarifications of the accounting treatment of various items, our additional analysis, and our refinement of our estimates of the effects of the Tax Reform Act and, therefore, such final amounts may be materially different than our current provisional amounts, which could materially affect our tax obligations and effective tax rate.
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
Increase in the cost, disruption of supply or shortage of energy or fuel could affect our profitability.
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
Increase in the cost, disruption of supply or shortage of ingredients, other raw materials, packaging materials, aluminum cans and other containers could harm our business.
We and our bottling partners use various ingredients in our business, including HFCS, sucrose, aspartame, acesulfame potassium, sucralose, saccharin, cyclamate, steviol glycosides, ascorbic acid, citric acid, phosphoric acid, caffeine and caramel color; other raw materials such as orange and other fruit juice and juice concentrates; packaging materials such as PET for bottles; and aluminum cans and other containers. For additional information regarding ingredients, other raw materials, packaging materials and containers we use in our business, refer to the heading "Raw Materials" set forth in Part I, "Item 1. Business" of this report. The prices for these ingredients, other raw materials, packaging materials, aluminum cans and other containers fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners' ingredients, other raw materials, packaging materials, aluminum cans and other containers to the extent they cannot be recouped through increases in the prices of finished beverage products, could increase our and our bottling partners' operating costs and reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials, packaging materials, aluminum cans and other containers could affect affordability in some markets and reduce Coca-Cola system sales. In addition, some of our ingredients, such as aspartame, acesulfame potassium, sucralose, saccharin and ascorbic acid, as well as some packaging containers, such as aluminum cans, are available from a limited number of suppliers, and certain other ingredients are available from only one source each. Furthermore, some of our suppliers are located in countries experiencing political or other risks. We cannot assure you that we and our bottling partners will be able to maintain favorable arrangements and relationships with these suppliers or that our contingency plans will be effective in preventing disruptions that may arise from shortages of any ingredient that is available from a limited number of suppliers or from only one source.
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
An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, packaging materials, aluminum cans and other containers that may be caused by a deterioration of our or our bottling partners' relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like could negatively impact our net operating revenues and profits.
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
For example, under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must be provided for any product sold in the state that exposes consumers to that substance. For additional information regarding Proposition 65, refer to the heading "Governmental Regulation" set forth in Part I, "Item 1. Business" of this report. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets.
Unfavorable general economic conditions in the United States could negatively impact our financial performance.
In 2017, our net operating revenues in the United States were $14.7 billion, or 42 percent, of our total net operating revenues. Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, our beverages in our flagship market. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private label brands. Softer consumer demand for our beverages in the United States could reduce our profitability and could negatively affect our overall financial performance.
Unfavorable economic and political conditions in international markets could hurt our business.
We derive a significant portion of our net operating revenues from sales of our products in international markets. In 2017, our operations outside the United States accounted for $20.7 billion, or 58 percent, of our total net operating revenues. Unfavorable economic conditions and financial uncertainties in our major international markets, including uncertainties surrounding the United Kingdom's impending withdrawal from the European Union, commonly referred to as "Brexit," and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers' purchasing power, thereby reducing demand for our products. Product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders, price controls, limitation on profits, import authorization requirements and other restrictions on business activities which have been or may be imposed or expanded as a result of political and economic instability or otherwise, could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it impossible for us to continue to make sales to bottlers in such countries. The imposition of retaliatory sanctions against U.S. multinational corporations by countries that are or may become subject to U.S. trade sanctions, or the delisting of our branded products by retailers in various countries in reaction to U.S. trade sanctions or other governmental action or policy, could also negatively affect our business.
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
Our trademarks, formulae and other intellectual property rights (refer to the heading "Patents, Copyrights, Trade Secrets and Trademarks" in Part I, "Item 1. Business" of this report) are essential to the success of our business. We cannot be certain that the legal steps we are taking around the world are sufficient to protect our intellectual property rights or that, notwithstanding legal protection, others do not or will not infringe or misappropriate our intellectual property rights. If we fail to adequately protect our intellectual property rights, or if changes in laws diminish or remove the current legal protections available to them, the competitiveness of our products may be eroded and our business could suffer. In addition, we could come into conflict with third parties over intellectual property rights, which could result in disruptive and expensive litigation. Any of the foregoing could harm our business.
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
If negative publicity, whether or not warranted, concerning product safety or quality, human and workplace rights, obesity or other issues damages our brand image and corporate reputation, our business may suffer.
Our success depends in large part on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions and maintain our corporate reputation. We cannot assure you, however, that our continuing investment in advertising and marketing and our strong commitment to product safety and quality and human rights will have the desired impact on our products' brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In some emerging markets, the production and sale of counterfeit or "spurious" products, which we and our bottling partners may not be able to fully combat, may damage the image and reputation of our products. In addition, from time to time, we and our executives engage in public policy endeavors that are either directly related to our products and packaging or to our business operations and the general economic climate affecting the Company. These engagements in public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships could subject us to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations we sponsor or support financially or through in-kind contributions. Likewise, campaigns by activists connecting us, or our bottling system or supply chain, with human and workplace rights issues could adversely impact our corporate image and reputation. Furthermore, in June 2011, the United Nations Human Rights Council endorsed the Guiding Principles on Business and Human Rights, which outlines how businesses should implement the corporate responsibility to respect human rights principles included in the United Nations "Protect, Respect and Remedy" framework on human rights. Through our Human Rights Policy, Code of Business Conduct and Supplier Guiding Principles, and our participation in the United Nations Global Compact, as well as our active participation in the Global Business Initiative on Human Rights, we made a number of commitments to respect all human rights. Allegations, even if untrue, that we are not respecting one or more of the 30 human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could negatively affect our Company's overall reputation and brand image, which in turn could have a negative impact on our products' acceptance by consumers. In addition, if we fail to protect our associates' and our supply chain employees' human rights, or inadvertently discriminate against any group of associates or hiring prospects, our ability to hire and retain the best talent will be diminished, which could have an adverse impact on our overall business.
Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.
Our Company's business is subject to various laws and regulations in the numerous countries throughout the world in which we do business, including laws and regulations relating to competition, product safety, advertising and labeling, container deposits, recycling and product stewardship, the protection of the environment, and employment and labor practices. For additional information regarding laws and regulations applicable to our business, refer to the heading "Governmental Regulation" set forth in Part I, "Item 1. Business" of this report. Changes in applicable laws or regulations or evolving interpretations thereof, including increased or additional regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, to discourage the use of plastic, including regulations relating to recovery and/or disposal of plastic packaging materials due to environmental concerns, or to limit or impose additional costs on commercial water use due to local water scarcity concerns, may result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability, or may impede the production, distribution, marketing and sale of our products, which could affect our net operating revenues. In addition, failure to comply with environmental, health or safety requirements, privacy laws and regulations, U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production or distribution, costly changes to equipment or processes due to required corrective action, or a cessation or interruption of operations at our or our bottling partners' facilities, as well as damage to our or our bottling partners' image and reputation, all of which could harm our or our bottling partners' profitability.
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
We currently participate, and have in the past participated, in certain multi-employer pension plans in the United States. Our U.S. multi-employer pension plan expense totaled $35 million in 2017. The U.S. multi-employer pension plans in which we currently participate have contractual arrangements that extend into 2021. If in the future we choose to withdraw, or are deemed to have withdrawn, from any of the multi-employer pension plans in which we currently participate, or in which we have participated in the past, we would need to record the appropriate withdrawal liabilities, which could negatively impact our financial performance in the applicable periods.
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
As part of our strategic initiative to refocus on our core business of building brands and leading our system of bottling partners, we have refranchised substantially all of our Company-owned or -controlled bottling operations in the United States and all such bottling operations in China, and are continuing the process of refranchising Company-owned or -controlled bottling operations in Canada and Africa. Our refranchising activities require significant attention and effort on the part of, and therefore may be a distraction for, senior management. If we are unable to complete future refranchising transactions on our expected timetable and on terms and conditions favorable to us; our refranchising partners are not efficient and aligned with our long-term vision for the Coca-Cola system; or we are unable to maintain good relationships with the refranchised bottling operations, our business and results of operations could be adversely affected.
If we fail to realize a significant portion of the anticipated benefits of our strategic relationship with Monster, our financial performance could be adversely affected.
In June 2015, we and Monster entered into a long-term strategic relationship in the global energy drink category. For information regarding our relationship with Monster and related transactions, refer to Note 2 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report. If we are unable to successfully manage our complex relationship with Monster, or if for any other reason we fail to realize all or a significant part of the benefits we expect from this strategic relationship and the related investment, our financial performance could be adversely affected.
Global or regional catastrophic events could impact our operations and financial results.
Because of our global presence and worldwide operations, our business could be affected by large-scale terrorist acts, cyber-strikes and radiological attacks, especially those directed against the United States or other major industrialized countries; the outbreak or escalation of armed hostilities; major natural disasters; or widespread outbreaks of infectious diseases. Such events could impair our ability to manage our business around the world, could disrupt our supply of raw materials and ingredients, and could impact production, transportation and delivery of concentrates, syrups and finished products. In addition, such events could cause disruption of regional or global economic activity, which could affect consumers' purchasing power in the affected areas and, therefore, reduce demand for our products.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.  PROPERTIES
Our worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes our 621,000 square foot headquarters building and an 870,000 square foot building in which our North America group's main offices are located. The complex also includes several other buildings, including our 264,000 square foot Coca-Cola Plaza building, technical and engineering facilities and a reception center. We also own an office and retail building at 711 Fifth Avenue in New York, New York. These properties, except for the North America group's main offices, are included in the Corporate operating segment. The North America group's main offices are included in the North America operating segment.
We own or lease additional facilities, real estate and office space throughout the world which we use for administrative, manufacturing, processing, packaging, storage, warehousing, distribution and retail operations. These properties are generally included in the geographic operating segment in which they are located.
The following table summarizes our principal production, distribution and storage facilities by operating segment as of December 31, 2017:

	Principal Concentrate and/or Syrup Plants		Principal Beverage Manufacturing/Bottling Plants		Distribution and Storage Warehouses
	Owned	Leased	Owned	Leased	Owned	Leased
Europe, Middle East & Africa	6	—	—	—	—	1
Latin America	5	—	—	—	2	6
North America	11	—	9	1	—	43
Asia Pacific	6	—	—	—	1	—
Bottling Investments	—	—	35	3	33	89
Corporate	4	—	—	—	—	10
Total[1]	32	—	44	4	36	149
1 Does not include 34 owned and 1 leased principal beverage manufacturing/bottling plants and 28 owned and 17 leased distribution and storage warehouses related to our discontinued operations.
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
During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provided prospective penalty protection as long as the Company followed the prescribed methodology and material facts and circumstances and relevant federal tax law have not changed. On February 11, 2016, the IRS notified the Company, without further explanation, that the IRS had determined that material facts and circumstances and relevant federal tax law had changed permitting it to assert penalties. The Company does not agree with this determination. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
The Notice represents a repudiation of the methodology previously adopted in the 1996 closing agreement. The IRS designated the matter for litigation on October 15, 2015. To the extent the matter remains designated, the Company will be prevented from pursuing any administrative settlement at IRS Appeals or under the IRS Advance Pricing and Mutual Agreement Program.
The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. On October 4, 2017, the IRS filed an amended answer to the Company's petition in which it increased its transfer pricing adjustment by $385 million resulting in an additional tax adjustment of $135 million. A trial date has been set for March 5, 2018.
On June 20, 2017, the Company filed a motion for summary judgment on the portion of the IRS' adjustments related to our licensee in Mexico. On December 14, 2017, the U.S. Tax Court issued a decision on the summary judgment motion in favor of the Company. This decision effectively reduced the IRS' potential tax adjustment by approximately $138 million.
The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE COMPANY
The following are the executive officers of our Company as of February 23, 2018:
Francisco Crespo, 52, is Senior Vice President and Chief Growth Officer of the Company. Mr. Crespo first joined the Company in 1989 in Ecuador where he held a variety of operations roles. In 1992, Mr. Crespo was appointed Marketing Manager for Peru. In June 1995, he became Channel Marketing Manager in Argentina, and then held the role of Operations Manager for Coca-Cola de Argentina S.A. from July 1996 until his secondment to Coca-Cola FEMSA de Buenos Aires S.A. in July 1998, where he served as Commercial Director in Argentina until June 2000. He served as General Manager of Coca-Cola de Chile S.A. from July 2000 to July 2003, and as Vice President of Operations for the Brazil business unit from August 2003 to November 2005. Mr. Crespo served as President of the South Latin business unit, where he managed operations in Argentina, Bolivia, Chile, Paraguay, Peru and Uruguay from December 2005 to December 2012. He was appointed President of the Company's Mexico business unit in January 2013 and served in that capacity until his appointment as Chief Growth Officer and election as Senior Vice President of the Company effective May 1, 2017.
James L. Dinkins, 55, is Senior Vice President of the Company and President, Coca-Cola North America. Mr. Dinkins joined the Company in 1988, serving in various account management, marketing and field sales roles with Coca-Cola USA until July 1999. He rejoined the Company in August 2002 as Managing Director, NCAA Sports, and held positions of increasing responsibility in the Coca-Cola Foodservice and On-Premise business of Coca-Cola North America. From November 2010 to April 2014, he served as President, 7-Eleven Global Customer Team and from April 2014 to August 2014, he served as Senior Vice President, National Retail Sales for select grocery, club and convenience retail customers. From August 2014 to May 2017, he served as Chief Retail Sales Officer for Coca-Cola North America. From May 2017 to December 2017, he served as President of the Minute Maid business unit and Chief Retail Sales Officer for Coca-Cola North America. Mr. Dinkins was appointed President of Coca-Cola North America and elected Senior Vice President of the Company effective January 1, 2018.
Bernhard Goepelt, 55, is Senior Vice President, General Counsel and Chief Legal Counsel of the Company. Mr. Goepelt joined the Company in 1992 as Legal Counsel for the German Division. In 1997, he was appointed Legal Counsel for the Middle and Far East Group and in 1999 was appointed Division Counsel, Southeast and West Asia Division, based in Thailand. In 2003, Mr. Goepelt was appointed Group Counsel for the Central Europe, Eurasia and Middle East Group. In 2005, he assumed the position of General Counsel for Japan and China, and in 2007, Mr. Goepelt was appointed General Counsel, Pacific Group. In April 2010, he moved to Atlanta, Georgia, to become Associate General Counsel, Global Marketing, Commercial Leadership & Strategy. In September 2010, Mr. Goepelt took on the additional responsibility of General Counsel for the Pacific Group. In addition to his functional responsibilities, he also managed the administration of the Legal Division. Mr. Goepelt was elected Senior Vice President, General Counsel and Chief Legal Counsel of the Company in December 2011. Mr. Goepelt's management responsibilities were expanded in January 2016 to include the Company's Strategic Security function.
Ed Hays, PhD, 59, is Senior Vice President and Chief Technical Officer of the Company. Dr. Hays joined the Company in 1985 as a scientist in Corporate Research and Development. He served as Director of Product Development in Corporate Research and Development from 1992 to 1995 and as Director, Research and Development for the Middle East and Far East Group from August 1995 to January 1998. He served as Director of Corporate Research and Development from July 1998 to December 1999. He was named Vice President, Global Science, Regulatory and Formula Governance in December 2000 and served in that role until his appointment as Chief Technical Officer of the Company in March 2015. He continued to serve as Vice President until his election as Senior Vice President of the Company in April 2015.
Muhtar Kent, 65, is Chairman of the Board of Directors of the Company. Mr. Kent joined the Company in 1978 and held a variety of marketing and operations roles throughout his career with the Company. In 1985, he was appointed General Manager of Coca-Cola Turkey and Central Asia. From 1989 to 1995, Mr. Kent served as President of the East Central Europe Division and Senior Vice President of Coca-Cola International. Between 1995 and 1998, he served as Managing Director of Coca-Cola Amatil Limited-Europe, covering bottling operations in 12 countries, and from 1999 until 2005, he served as President and Chief Executive Officer of Efes Beverage Group, a diversified beverage company with Coca-Cola and beer operations across Southeast Europe, Turkey and Central Asia. Mr. Kent rejoined the Company in May 2005 as President and Chief Operating Officer, North Asia, Eurasia and Middle East Group, an organization serving a broad and diverse region that included China, Japan and Russia. He was appointed President, Coca-Cola International in January 2006 and was elected Executive Vice President of the Company in February 2006. He was elected President and Chief Operating Officer of the Company in December 2006 and was elected to the Board of Directors in April 2008. Mr. Kent was elected Chief Executive Officer of the Company in July 2008, and was elected Chairman of the Board of Directors of the Company in April 2009. He served as President of the Company until August 2015 and as Chief Executive Officer of the Company through April 30, 2017.

Robert Long, 60, is Senior Vice President and Chief Innovation Officer of the Company. Mr. Long joined the Company in April 2004 as Vice President, Global Packaging Platforms. In October 2007, he moved to Japan to lead research and development for Japan, a position he held until coming to Coca-Cola North America in August 2010 to lead research and development. In October 2012, he also assumed North America responsibility for Technical Governance (Quality, Environment, Safety and Scientific & Regulatory Affairs). Mr. Long served as Vice President, Research and Development, of the Company from December 2016 until his appointment as Chief Innovation Officer and election as Senior Vice President of the Company effective May 1, 2017.
Jennifer K. Mann, 45, is Senior Vice President and Chief People Officer of the Company. Ms. Mann joined the Company in 1997 as Manager in the National Customer Support division of Coca-Cola North America. She served as Vice President and General Manager of Coca-Cola Freestyle from June 2012 until October 2015, when she was appointed Chief of Staff for James Quincey, then President and Chief Operating Officer of the Company. She was appointed Chief People Officer and elected Senior Vice President of the Company effective May 1, 2017. Ms. Mann continues to serve as Chief of Staff for James Quincey, President and Chief Executive Officer of the Company.
John Murphy, 56, is President of the Asia Pacific Group. Mr. Murphy joined the Company in 1988 as an International Internal Auditor. In 1991, he moved to Coca-Cola Japan and served as Executive Assistant to the Chief Financial Officer. Mr. Murphy served in various finance, planning and operations roles with expanded responsibilities at Coca-Cola Japan and subsequently worked for F&N Coca-Cola Ltd., the Coca-Cola bottling partner in Singapore. He rejoined the Company in 1996 as Region Manager in Indonesia. From March 2000 to November 2000, Mr. Murphy served as Vice President of Business Systems in Coca-Cola North America, and from December 2000 to May 2003, he served as Executive Vice President and Chief Financial Officer of Coca-Cola Japan. From June 2003 to May 2005, he served as Deputy President of Coca-Cola Japan and in June 2005, he was appointed Vice President of Strategic Planning of the Company, a position he held until he became President of the Latin Center business unit in October 2008. Mr. Murphy was appointed President of the South Latin business unit in January 2013 and served in that role until his appointment to his current position in August 2016.
Beatriz Perez, 48, is Senior Vice President and Chief Public Affairs, Communications and Sustainability Officer of the Company. Ms. Perez joined the Company in 1996 and has served in various roles of increasing responsibility in brand and marketing management, field operations, sustainability, public affairs and communications. From April 2010 to June 2011, she served as Chief Marketing Officer for Coca-Cola North America. She served as the Company's first Chief Sustainability Officer from July 2011 to April 2017, and as Vice President, Global Partnerships and Licensing, Retail and Attractions from July 2016 to April 2017. Ms. Perez was appointed Chief Public Affairs, Communications and Sustainability Officer of the Company effective May 1, 2017. She was elected Vice President of the Company in July 2011 and served in that capacity until her election as Senior Vice President of the Company effective May 1, 2017.
James Quincey, 53, is President, Chief Executive Officer and a Director of the Company. Mr. Quincey joined the Company in 1996 as Director, Learning Strategy for the Latin America Group. He went on to serve in a series of operational roles of increasing responsibility in Latin America, leading to his appointment as President of the South Latin Division in December 2003, a position in which he served until his appointment as President of the Mexico Division in December 2005. In October 2008, he was named President of the Northwest Europe and Nordics business unit and served in that role until he was appointed President of the Europe Group in January 2013. He was elected President and Chief Operating Officer of the Company in August 2015 and as President and Chief Executive Officer of the Company effective May 1, 2017. Mr. Quincey was elected to the Board of Directors of the Company in April 2017.
Alfredo Rivera, 56, is President of the Latin America Group. Mr. Rivera joined the Company in 1997 as a District Manager for Guatemala and El Salvador. In 1999, he was appointed Southeast Region Manager in the Brazil Division, serving in this role until December 2003. From January 2004 to August 2006, he served as General Manager for the Ecuador business. From September 2006 to December 2012, Mr. Rivera served as Sparkling Beverages General Manager for the Mexico business unit. In January 2013, he was appointed President of the Latin Center business unit and served in that role until his appointment to his current position in August 2016.
Barry Simpson, 57, is Senior Vice President and Chief Information Officer of the Company. In 2008, Mr. Simpson joined the Coca-Cola system, where he served as Chief Information Officer of the Coca-Cola Amatil Group, a Coca-Cola bottler based in Sydney, Australia, until December 2015. He joined the Company in January 2016 as the head of Global Business Unit Information Technology Services. Mr. Simpson was appointed Chief Information Officer in October 2016 and was elected Senior Vice President of the Company in December 2016.

Brian Smith, 62, is President of the Europe, Middle East and Africa Group. Mr. Smith joined the Company in 1997 as Latin America Group Manager for Mergers and Acquisitions, a role he held until July 2001. From 2001 to 2002, he worked as Executive Assistant to Brian Dyson, then Chief Operating Officer and Vice Chairman of the Company. Mr. Smith served as President of the Brazil Division from 2002 to 2008 and President of the Mexico business unit from 2008 through December 2012. Mr. Smith was appointed President of the Latin America Group in January 2013 and served in that role until his appointment to his current position in August 2016.
Kathy N. Waller, 59, is Executive Vice President, Chief Financial Officer and President, Enabling Services of the Company. Ms. Waller joined the Company in 1987 as a senior accountant in the Accounting Research Department and has served in a number of accounting and finance roles of increasing responsibility. From July 2004 to August 2009, Ms. Waller served as Chief of Internal Audit. In December 2005, she was elected Vice President of the Company, and in August 2009, she was elected Controller. In August 2013, she became Vice President, Finance and Controller, assuming additional responsibilities for corporate treasury, corporate tax and finance capabilities, and served in that position until April 2014, when she was appointed Chief Financial Officer and elected Executive Vice President. Ms. Waller assumed expanded responsibility for the Company's strategic governance areas as President, Enabling Services, on May 1, 2017.
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
The following table sets forth, for the quarterly reporting periods indicated, the high and low market prices per share for the Company's common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common Stock Market Prices
	High	Low	Dividends Declared
2017
Fourth quarter	$47.48	$44.75	$0.37
Third quarter	46.98	44.15	0.37
Second quarter	46.06	42.27	0.37
First quarter	42.70	40.22	0.37
2016
Fourth quarter	$43.03	$39.88	$0.35
Third quarter	45.94	41.85	0.35
Second quarter	47.13	42.87	0.35
First quarter	46.88	40.75	0.35
While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
As of February 16, 2018, there were 212,331 shareowner accounts of record. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the heading "EQUITY COMPENSATION PLAN INFORMATION" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 25, 2018 ("Company's 2018 Proxy Statement"), to be filed with the Securities and Exchange Commission, is incorporated herein by reference.
During the fiscal year ended December 31, 2017, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2017, by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
September 30, 2017 through October 27, 2017	5,256,426	$46.00	5,255,817	78,256,636
October 28, 2017 through November 24, 2017	1,660,944	45.84	1,660,597	76,596,039
November 25, 2017 through December 31, 2017	5,878,681	45.84	5,845,920	70,750,119
Total	12,796,051	$45.91	12,762,334

[1]
The total number of shares purchased includes: (i) shares purchased pursuant to the 2012 Plan described in footnote 2 below, and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 609 shares, 347 shares and 32,761 shares for the fiscal months of October, November and December 2017, respectively.

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

Performance Graph
Comparison of Five-Year Cumulative Total Return Among
The Coca-Cola Company, the Peer Group Index and the S&P 500 Index
Total Return
Stock Price Plus Reinvested Dividends

December 31,	2012	2013	2014	2015	2016	2017
The Coca-Cola Company	$100	$117	$123	$130	$129	$148
Peer Group Index	100	126	143	163	180	200
S&P 500 Index	100	132	151	153	171	208
The total return assumes that dividends were reinvested daily and is based on a $100 investment on December 31, 2012.
The Peer Group Index is a self-constructed peer group of companies that are included in the Dow Jones Food & Beverage Index and the Dow Jones Tobacco Index, from which the Company has been excluded.
The Peer Group Index consists of the following companies: Altria Group, Inc., Archer-Daniels-Midland Company, B&G Foods, Inc., Brown-Forman Corporation, Bunge Limited, Campbell Soup Company, Conagra Brands, Inc., Constellation Brands, Inc., Darling Ingredients Inc., Dean Foods Company, Dr Pepper Snapple Group, Inc., Flowers Foods, Inc., General Mills, Inc., The Hain Celestial Group, Inc., Herbalife Ltd., The Hershey Company, Hormel Foods Corporation, Ingredion, Incorporated, The J.M. Smucker Company, Kellogg Company, The Kraft Heinz Company, Lamb Weston Holdings, Inc., Lancaster Colony Corporation, Leucadia National Corporation, McCormick & Company, Incorporated., Molson Coors Brewing Company, Mondelēz International, Inc., Monster Beverage Corporation, PepsiCo, Inc., Philip Morris International Inc., Pinnacle Foods Inc., Post Holdings, Inc., Snyder's-Lance, Inc., TreeHouse Foods, Inc., Tyson Foods, Inc., and US Foods Holding Corp.
Companies included in the Dow Jones Food & Beverage Index and the Dow Jones Tobacco Index change periodically. In 2017, the indices included US Foods Holding Corp., which was not included in the indices in 2016. Additionally, the indices do not include Mead Johnson Nutrition Company, Reynolds American Inc. and The WhiteWave Foods Company, which were included in the indices in 2016.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Year Ended December 31,	2017	2016	2015	2014	2013
(In millions except per share data)
SUMMARY OF OPERATIONS
Net operating revenues	$35,410	$41,863	$44,294	$45,998	$46,854
Net income from continuing operations	1,182	6,550	7,366	7,124	8,626
Net income attributable to shareowners of The Coca-Cola Company	1,248	6,527	7,351	7,098	8,584
PER SHARE DATA
Basic net income from continuing operations	$0.28	$1.51	$1.69	$1.62	$1.94
Basic net income	0.29	1.51	1.69	1.62	1.94
Diluted net income from continuing operations	0.27	1.49	1.67	1.60	1.90
Diluted net income	0.29	1.49	1.67	1.60	1.90
Cash dividends	1.48	1.40	1.32	1.22	1.12
BALANCE SHEET DATA
Total assets	$87,896	$87,270	$89,996	$91,968	$90,002
Long-term debt	31,182	29,684	28,311	19,010	19,101
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

Our Business
General
The Coca-Cola Company is the world's largest beverage company. We own or license and market more than 500 nonalcoholic beverage brands, which we group into the following category clusters: sparkling soft drinks; water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks. We own and market four of the world's top five nonalcoholic sparkling soft drink brands: Coca-Cola, Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries.
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations, bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for more than 1.9 billion of the approximately 60 billion servings of all beverages consumed worldwide every day.
We believe our success depends on our ability to connect with consumers by providing them with a wide variety of beverage choices to meet their desires, needs and lifestyle choices. Our success further depends on the ability of our people to execute effectively, every day.
Our objective is to use our Company's assets — our brands, financial strength, unrivaled distribution system, global reach, and the talent and strong commitment of our management and associates — to become more competitive and to accelerate growth in a manner that creates value for our shareowners.
Our Company markets, manufactures and sells:

•
beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups (we refer to this part of our business as our "concentrate business" or "concentrate operations"); and

•	finished sparkling soft drinks and other nonalcoholic beverages (we refer to this part of our business as our "finished product business" or "finished product operations").
Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations.
In our concentrate operations, we typically generate net operating revenues by selling concentrates and syrups to authorized bottling operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water, or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers — such as cans and refillable and nonrefillable glass and plastic bottles — bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. Outside the United States, we also sell concentrates for fountain beverages to our bottling partners who are typically authorized to manufacture fountain syrups, which they sell to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers.
Our finished product operations consist primarily of Company-owned or -controlled bottling, sales and distribution operations, including CCR's bottling and associated supply chain operations in the United States and Canada, and are included in our Bottling Investments operating segment. Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other nonalcoholic beverages, such as water and sports drinks; juice, dairy and plant–based beverages; tea and coffee; and energy drinks, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment. We authorize these wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.

The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2017	2016	2015
Concentrate operations[1]	51%	40%	37%
Finished product operations[2]	49	60	63
Total	100%	100%	100%

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

The following table sets forth the percentage of total worldwide unit case volume related to concentrate operations and finished product operations:

Year Ended December 31,	2017	2016	2015
Concentrate operations[1]	78%	76%	73%
Finished product operations[2]	22	24	27
Total	100%	100%	100%

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
Strategic Priorities
We have five strategic priorities designed to help us achieve our objective. These strategic priorities are accelerating growth of a consumer-centric brand portfolio; driving our revenue growth algorithm; strengthening the Coca-Cola system; digitizing the enterprise; and unlocking the power of our people. In order to execute on these strategic priorities, we must further enhance our core capabilities of consumer marketing, commercial leadership and franchise leadership.
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
Franchise Leadership
We must continue to improve our franchise leadership capabilities to give our Company and our bottling partners the ability to grow together through shared values, aligned incentives and a sense of urgency and flexibility that supports consumers' always changing needs and tastes. The financial health and success of our bottling partners are critical components of the Company's success. We work with our bottling partners to identify processes that enable us to quickly achieve scale and efficiencies, and we share best practices throughout the bottling system. With our bottling partners, we work to produce differentiated beverages and packages that are appropriate for the right channels and consumers. We also design business models in specific markets to ensure that we appropriately share the value created by our beverages with our bottling partners. We must also continue to build a supply chain network that leverages the size and scale of the Coca-Cola system to gain a competitive advantage.
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
We recognize the uniqueness of consumers' lifestyles and dietary choices. Commercially, we continue to:

•	offer reduced-, low- or no-calorie beverage options;

•	provide transparent nutrition information, featuring calories on the front of most of our packages;

•	provide our beverages in a range of packaging sizes; and

•	market responsibly, including no advertising targeted to children under 12.
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
Evolving Consumer Preferences
We are impacted by shifting consumer demographics and needs, on-the-go lifestyles, aging populations and consumers who are empowered with more information than ever. As a consequence of these changes, consumers want more choices. We are committed to meeting their needs and to generating new growth through our portfolio of more than 500 brands and more than 4,100 beverage products, including nearly 1,300 low- and no-calorie products, new product offerings, innovative packaging and ingredient education efforts. We are also committed to continuing to expand the variety of choices we provide to consumers to meet their ever-changing needs, desires and lifestyles.
Increased Competition and Capabilities in the Marketplace
Our Company is facing strong competition from some well-established global companies and numerous regional and local companies. We must continuously strengthen our capabilities in marketing and innovation in order to maintain our brand loyalty and market share while we selectively expand into other profitable categories of the nonalcoholic beverage segment of the commercial beverage industry.
Product Safety and Quality
As the world's largest beverage company, we strive to meet the highest standards in both product safety and product quality. We are aware that some consumers have concerns and negative viewpoints regarding certain ingredients used in our products. The Coca-Cola system works every day to share safe and refreshing beverages with the world. We have rigorous product and ingredient safety and quality standards designed to ensure safety and quality in each of our products, and we drive innovation that provides new beverage options to meet consumers' evolving needs and preferences. Across the Coca-Cola system, we take great care in an effort to ensure that every one of our beverages meets the highest standards for safety and quality.
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
We perform due diligence to ensure that product and ingredient safety and quality standards are maintained in the more than 200 countries where our products are sold. We regularly assess the relevance of our requirements and standards and continually work to improve and refine them across our entire supply chain.

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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe our most critical accounting policies and estimates relate to the following:

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
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to equity investments, profit guarantees or subordinated financial support. Refer to Note 11 of Notes to Consolidated Financial Statements. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, and other subordinated financial support related to these VIEs totaled $4,523 million and $3,709 million as of December 31, 2017 and 2016, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not individually significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $1 million and $203 million as of December 31, 2017 and 2016, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
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
We perform recoverability and impairment tests of current and noncurrent assets in accordance with U.S. GAAP. For certain assets, recoverability and/or impairment tests are required only when conditions exist that indicate the carrying value may not be recoverable. For other assets, impairment tests are required at least annually, or more frequently if events or circumstances indicate that an asset may be impaired.
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
Investments in Equity and Debt Securities
The carrying values of our investments in equity securities are determined using the equity method, the cost method or the fair value method. We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities, other than investments accounted for under the equity method, are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as either trading or available-for-sale securities. Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI"), except for the change in fair value attributable to the currency risk being hedged, if applicable, which is included in net income. Trading securities are reported as either marketable securities or other assets in our consolidated balance sheets. Securities classified as available-for-sale are reported as either cash and cash equivalents, marketable securities, other investments or other assets in our consolidated balance sheets. Investments in equity securities that do not qualify for fair value accounting or equity method accounting are accounted for under the cost method. In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets.
The following table presents the carrying values of our investments in equity and debt securities (in millions):

December 31, 2017	Carrying Value	Percentage of Total Assets
Equity method investments	$20,856	24%
Securities classified as available-for-sale	7,807	9
Securities classified as trading	407	*
Cost method investments	143	*
Total	$29,213	33%

*	Accounts for less than 1 percent of the Company's total assets.
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
In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. During 2017, we recognized an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. The Company will adopt Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018. Adoption of this standard will require us to revise our policy to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. Refer to Note 1 of Notes to Consolidated Financial Statements.

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

December 31, 2017	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$6,463	$3,382	$3,081
Coca-Cola FEMSA, S.A.B. de C.V.	4,065	1,865	2,200
Coca-Cola European Partners plc[1]	3,505	3,701	(196)
Coca-Cola HBC AG	2,754	1,315	1,439
Coca-Cola Amatil Limited	1,449	721	728
Coca-Cola Bottlers Japan Inc.	1,251	1,151	100
Embotelladora Andina S.A.	647	293	354
Coca-Cola Bottling Co. Consolidated	534	116	418
Coca-Cola İçecek A.Ş.	449	221	228
Corporación Lindley S.A.	283	131	152
Total	$21,400	$12,896	$8,504
1 The carrying value of our investment in Coca-Cola European Partners plc ("CCEP") exceeded its fair value as of December 31, 2017. Based on the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge.
Other Assets
Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers for distribution rights as well as to fund future marketing activities intended to generate profitable volume and expenses such payments over the periods benefited. Payments under these programs are generally capitalized and reported in the line item prepaid expenses and other assets or other assets, as appropriate, in our consolidated balance sheets. When facts and circumstances indicate that the carrying value of these assets or asset groups may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.
During 2017, the Company recorded an impairment charge of $19 million related to CCR's other assets as a result of current year refranchising activities in North America and management's estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. This charge was recorded in our Bottling Investments operating segment in the line item other operating charges in our consolidated statement of income and was determined by comparing the fair value of the asset to its carrying value.
Property, Plant and Equipment
As of December 31, 2017, the carrying value of our property, plant and equipment, net of depreciation, was $8,203 million, or 9 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment review is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

During 2017, the Company recorded impairment charges of $310 million related to CCR's property, plant and equipment as a result of current year refranchising activities in North America and management's estimate of the proceeds (a Level 3 measurement) that were expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our consolidated statement of income and were determined by comparing the fair value of the assets to their carrying value. Refer to Note 16 of Notes to Consolidated Financial Statements.
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
The following table presents the carrying values of intangible assets included in our consolidated balance sheet (in millions):

December 31, 2017	Carrying Value	Percentage of Total Assets
Goodwill	$9,401	11%
Trademarks with indefinite lives	6,729	8
Bottlers' franchise rights with indefinite lives	138	*
Definite-lived intangible assets, net	262	*
Other intangible assets not subject to amortization	106	*
Total	$16,636	19%

*	Accounts for less than 1 percent of the Company's total assets.
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
In order to test for goodwill impairment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a hypothetical marketplace participant would use.
During 2017, the Company recorded impairment charges of $457 million related to certain intangible assets. These charges included $390 million related to goodwill and $33 million related to bottlers' franchise rights with indefinite lives. The impairment charges related to goodwill were determined by comparing the fair values of the reporting units, based on Level 3 inputs, to their carrying values. As a result of these charges, the carrying value of CCR's goodwill is zero. The impairment charge related to bottlers' franchise rights with indefinite lives was determined by comparing the fair value of the assets, based on Level 3 inputs, to the current carrying value. These impairment charges were incurred primarily as a result of current year refranchising activities in North America and management's estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our consolidated statement of income. Additionally, we recorded impairment charges related to Venezuelan intangible assets of $34 million. The Venezuelan intangible assets were written down due to weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability. These charges were recorded in Corporate in the line item other operating charges in our consolidated statement of income and were determined by comparing the fair value of the intangible assets, derived using discounted cash flow analyses, to the respective carrying values.
During 2016, the Company recorded charges of $153 million related to certain intangible assets. These charges included $143 million related to the impairment of certain U.S. bottlers' franchise rights, primarily as a result of lower operating performance compared to previously modeled results as well as a revision in management's view of the proceeds that would be ultimately received upon refranchising. The remaining charge of $10 million was related to the impairment of goodwill and resulted from management's revised outlook on market conditions. These impairment charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our consolidated statement of income and were determined by comparing the fair value of the intangible assets, derived using discounted cash flow analyses, to their respective carrying values.
During 2015, the Company recorded a charge of $55 million related to the impairment of a Venezuelan trademark. The Venezuelan trademark impairment was due to the Company's revised expectations regarding the convertibility of the local currency. In 2015, the Company also closed a transaction with Monster. Under the terms of the transaction, the Company was required to discontinue selling energy products under one of the trademarks included in the glacéau portfolio. During the year ended December 31, 2015, the Company recognized impairment charges of $418 million, primarily as a result of discontinuing these products. The charges for the impairment of these trademarks were recorded in Corporate in the line item other operating charges in our consolidated statement of income and were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the respective carrying values.
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

At each measurement date, we determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plans. As of December 31, 2017 and 2016, the weighted-average discount rate used to compute our pension obligations was 3.50 percent and 4.00 percent, respectively.
Effective January 1, 2016, the Company changed its method of measuring the service cost and interest cost components of net periodic benefit cost for pension and other postretirement benefit plans by applying the specific spot rates along the yield curve to the plans' projected cash flows. The Company believes the approach adopted in 2016 provides a more precise measurement of these components by improving the correlation between projected cash flows and the corresponding spot rates. The change does not affect the measurement of the Company's pension and other postretirement benefit obligations for those plans. During the year ended December 31, 2015, for plans using the yield curve approach, the Company measured the service cost and interest cost components utilizing the single weighted-average discount rate derived from the yield curve.
The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure all of our plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our pension expense was 8.00 percent and 8.25 percent in 2017 and 2016, respectively.
In 2017, the Company's total pension expense related to defined benefit plans was $368 million, which included $28 million of net periodic benefit cost and $340 million of settlement charges, curtailment charges and special termination benefit costs. In 2018, we expect our total pension expense to be approximately $17 million, which includes $108 million of net periodic benefit income and $125 million of estimated settlement charges and special termination benefit costs expected to be incurred. The decrease in 2018 expected net periodic benefit cost is primarily due to 2017 North America refranchising activities, which decreased the size of the active workforce and, therefore, the number of employees earning pension benefits. Favorable asset performance in 2017 further decreased expected 2018 expense, although this was partially offset by a decrease in the weighted-average discount rate at December 31, 2017 compared to December 31, 2016. The estimated impact of a 50 basis-point decrease in the discount rate on our 2018 net periodic benefit cost would be an increase to our pension expense of $25 million. Additionally, the estimated impact of a 50 basis-point decrease in the expected long-term rate of return on plan assets on our 2018 net periodic benefit cost would be an increase to our pension expense of $29 million.
The sensitivity information provided above is based only on changes to the actuarial assumptions used for our U.S. pension plans. As of December 31, 2017, the Company's primary U.S. plan represented 64 percent and 65 percent of the Company's consolidated projected pension benefit obligation and pension assets, respectively. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.
The Company will adopt ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on January 1, 2018. In accordance with this standard, we will record the service cost component of net periodic benefit cost in selling, general and administrative expenses, and we will record the non-service cost components in other income (loss) — net. We expect to record service cost of $128 million and record a benefit of $111 million related to our non-service cost components of net periodic benefit cost and other benefit plan charges. Refer to Note 1 of Notes to Consolidated Financial Statements.
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
Our customers can earn certain incentives which are included in deductions from revenue, a component of net operating revenues in our consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. Refer to Note 1 of Notes to Consolidated Financial Statements. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $6.2 billion, $6.6 billion and $6.8 billion in 2017, 2016 and 2015, respectively. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates. Such differences are recorded once they have been determined and have historically not been significant. The Company will adopt ASU 2014-09, Revenue from Contracts with Customers, and its amendments on January 1, 2018. Adoption of this standard will result in a change in our revenue recognition policy. Refer to Note 1 of Notes to Consolidated Financial Statements.
Income Taxes
Our annual effective tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the position becomes uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to the heading "Operations Review — Income Taxes" below and Note 14 of Notes to Consolidated Financial Statements.
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
During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provided prospective penalty protection as long as the Company followed the prescribed methodology and material facts and circumstances and relevant federal tax law have not changed. On February 11, 2016, the IRS notified the Company, without further explanation, that the IRS had determined that material facts and circumstances and relevant federal tax law had changed permitting it to assert penalties. The Company does not agree with this determination. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
The Notice represents a repudiation of the methodology previously adopted in the 1996 closing agreement. The IRS designated the matter for litigation on October 15, 2015. To the extent the matter remains designated, the Company will be prevented from pursuing any administrative settlement at IRS Appeals or under the IRS Advance Pricing and Mutual Agreement Program.
The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. On October 4, 2017, the IRS filed an amended answer to the Company's petition in which it increased its transfer pricing adjustment by $385 million resulting in an additional tax adjustment of $135 million. A trial date has been set for March 5, 2018. The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits. On June 20, 2017, the Company filed a motion for summary judgment on the portion of the IRS' adjustments related to our licensee in Mexico. On December 14, 2017, the U.S. Tax Court issued a decision on the summary judgment motion in favor of the Company. This decision effectively reduced the IRS' potential tax adjustment by approximately $138 million.
The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of its tax reserves. The Company believes that the final adjudication of this matter will not have a material impact on its consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail in any material respect on its assertions, the additional tax, interest and any potential penalties could have a material adverse impact on the Company's financial position, results of operations and cash flows.
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
Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual effective tax rate reflected in our consolidated financial statements is different from that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year and manner in which the differences are expected to reverse. Based on the evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2017, the Company's valuation allowances on deferred tax assets were $501 million and were primarily related to uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards generated in various jurisdictions. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheet.
The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign subsidiaries to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries. The Company also evaluates its expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for the Company's local country subsidiary to pay a dividend), economic stability and asset risk. Refer to Note 14 of Notes to Consolidated Financial Statements.
The Tax Reform Act was signed into law on December 22, 2017. Among other things, the Tax Reform Act reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, transitions the U.S. method of taxation from a worldwide tax system to a modified territorial system and requires companies to pay a one-time transition tax over a period of eight years on the mandatory deemed repatriation of prescribed foreign earnings as of December 31, 2017. At December 31, 2017, we have not yet finalized the calculations of the tax effects of the Tax Reform Act; however, we have calculated a reasonable estimate of the effects on our year end income tax provision in accordance with our current understanding of the Tax Reform Act and the available guidance. As a result, the Company recognized a net provisional tax charge in the amount of $3.6 billion in 2017, which is included as a component of income taxes from continuing operations on our consolidated statement of income. We will continue to refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the Tax Reform Act as a result of potential legislative or regulatory provisions or interpretive guidance.
The one-time transition tax is based on our total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be $42 billion, the majority of which was previously considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes had been provided. We recorded a provisional tax amount of $4.6 billion as a reasonable estimate for our one-time transition tax liability and a $0.6 billion provisional deferred tax for the related withholding taxes and state income taxes. Because of the complexities of the Tax Reform Act, we are still finalizing our calculation of the total accumulated post-1986 prescribed E&P for the applicable foreign entities. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 prescribed foreign E&P and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any additional outside basis differences inherent in these entities, as these amounts continue to be provisionally indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable. We also remeasured and adjusted certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0 percent. However, we are still analyzing certain aspects of the Tax Reform Act and refining our calculations, which could affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement and adjustments of our deferred tax balance was a tax benefit of $1.6 billion.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to finalize the calculations for certain income tax effects of the Tax Reform Act. In accordance with SAB 118, the Company has determined that the net tax charge of $3.6 billion recorded in connection with the Tax Reform Act is a provisional amount and a reasonable estimate as of December 31, 2017. Additional work is necessary to finalize the calculations for certain income tax effects of the Tax Reform Act. Additionally, certain of our equity method investees are impacted by the Tax Reform Act and have recorded provisional tax amounts. To the extent their provisional amounts are refined in 2018, we will record our proportionate share in the line item equity income (loss) — net in our consolidated statement of income.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Company has not yet elected an accounting policy related to how it will account for GILTI and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.
The Company's effective tax rate is expected to be approximately 21.0 percent in 2018. This estimated tax rate does not reflect the potential impact of further clarification of certain matters related to the Tax Reform Act and any unusual or special items that may affect our tax rate in 2018.
Operations Review
Our organizational structure as of December 31, 2017 consisted of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate. For further information regarding our operating segments, refer to Note 19 of Notes to Consolidated Financial Statements.
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
Our Bottling Investments operating segment and our other finished product operations typically generate net operating revenues by selling sparkling soft drinks and a variety of other beverages, such as juices, juice drinks, sports drinks, waters, teas and coffees, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these consolidated finished product operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate and syrups to the authorized unconsolidated bottling operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (concentrate sales volume or unit case volume, as appropriate), (2) acquisitions and divestitures (including structural changes defined below), as applicable, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues" below.
We generally refer to acquisitions and divestitures of bottling and distribution operations and consolidation or deconsolidation of bottling and distribution entities for accounting purposes as structural changes, which are a component of acquisitions and divestitures ("structural changes"). Typically, structural changes do not impact the Company's unit case volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the Company's acquisitions and divestitures.
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
In 2017, ABI's controlling interest in CCBA was transitioned to the Company, resulting in its consolidation. The results of CCBA have been recorded as discontinued operations. The impact of this transaction has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Europe, Middle East and Africa operating segment.
Also in 2017, the Company refranchised its bottling operations in China to the two local franchise bottlers. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Asia Pacific and Bottling Investments operating segments.
Throughout 2017, 2016 and 2015, the Company refranchised bottling territories in North America that were previously managed by CCR to certain of our unconsolidated bottling partners. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our North America and Bottling Investments operating segments. In addition, for non-Company-owned and licensed beverage products sold in the refranchised territories for which the Company no longer reports unit case volume, we have eliminated the unit case volume from the applicable base year when calculating volume growth rates on a consolidated basis as well as for the North America and Bottling Investments operating segments.
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
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases, source waters, and powders/minerals (in all instances expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases, source waters, or powders/minerals may give rise to differences between unit case volume and concentrate sales volume growth rates.

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change
	2017 versus 2016			2016 versus 2015
Year Ended December 31,	Unit Cases[1,2]	Concentrate Sales		Unit Cases[1,2]	Concentrate Sales
Worldwide	—%	—%		1%	—%	[6]
Europe, Middle East & Africa	1%	1%	[3]	1%	—%
Latin America	(2)	(3)		(1)	(1)
North America	—	2	[4]	1	2	[6]
Asia Pacific	1	4	[5]	2	3
Bottling Investments	(41)	N/A		(16)	N/A

[1]	Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.

[2]	Geographic operating segment data reflects unit case volume growth for all bottlers, both consolidated and unconsolidated, and distributors in the applicable geographic areas.

[3]	After considering the impact of structural changes, concentrate sales volume for Europe, Middle East and Africa for the year ended December 31, 2017 grew 2 percent.

[4]	After considering the impact of structural changes, concentrate sales volume for North America for the year ended December 31, 2017 was even.

[5]	After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the year ended December 31, 2017 grew 1 percent.

[6]	After considering the impact of structural changes, concentrate sales volume both worldwide and for North America for the year ended December 31, 2016 grew 1 percent.
Unit Case Volume
The Coca-Cola system sold 29.2 billion, 29.3 billion and 29.2 billion unit cases of our products in 2017, 2016 and 2015, respectively. The unit case volume for 2017, 2016 and 2015 reflects the impact of brands acquired and licensed during the applicable year. The unit case volume for 2017, 2016 and 2015 also reflects the impact of the transfer of distribution rights with respect to non-Company-owned brands that were previously licensed to us in North American bottling territories that have since been refranchised. The Company eliminated the unit case volume related to these structural changes from the base year, as applicable, when calculating 2017 versus 2016 and 2016 versus 2015 unit case volume growth rates.
Sparkling soft drinks represented 69 percent, 69 percent and 70 percent of our worldwide unit case volume for 2017, 2016 and 2015, respectively. Trademark Coca-Cola accounted for 45 percent, 45 percent and 46 percent of our worldwide unit case volume for 2017, 2016 and 2015, respectively.
In 2017, unit case volume in the United States represented 19 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume, 62 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 43 percent of U.S. unit case volume.
Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume for 2017. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and Japan, which together accounted for 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume, 71 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 45 percent of non-U.S. unit case volume.
Year Ended December 31, 2017 versus Year Ended December 31, 2016
In Europe, Middle East and Africa, unit case volume grew 1 percent, reflecting an 8 percent increase in tea and coffee, a 5 percent increase in water, enhanced water and sports drinks and a 1 percent increase in sparkling soft drinks. These increases were partially offset by a decrease of 3 percent in juice, dairy and plant-based beverages. The group reported increases in unit case volume in our Central & Eastern Europe, Turkey, Caucasus & Central Asia, South & East Africa and West Africa business units. The increases in these business units were partially offset by even results in both our Middle East & North Africa and Western Europe business units.
Unit case volume in Latin America decreased 2 percent, which included declines of 3 percent in sparkling soft drinks and 1 percent in water, enhanced water and sports drinks. The group's volume reflected declines of 10 percent in the Latin Center business unit and 6 percent in the Brazil business unit. These declines were partially offset by 1 percent growth in the Mexico business unit, which included 1 percent growth in water, enhanced water and sports drinks, and even performance in sparkling soft drinks.
In North America, unit case volume was even, reflecting even volume for sparkling soft drinks, a 2 percent decline in water, enhanced water and sports drinks and growth in energy drinks. North America's volume performance in sparkling soft drinks included 4 percent growth in Trademark Sprite and 5 percent growth in Trademark Fanta offset by a 5 percent decline in Diet Coke.
Unit case volume in Asia Pacific increased 1 percent, reflecting a 2 percent increase in both sparkling soft drinks and juice, dairy and plant-based beverages. The increase in sparkling soft drinks included 4 percent growth in Trademark Coca-Cola. The group's unit case volume reflected an increase of 2 percent in both the ASEAN and Greater China & Korea business units and a 1 percent increase in the India & South West Asia business unit, partially offset by a 2 percent decline in the South Pacific business unit. Unit case volume in the Japan business unit was even.
Unit case volume for Bottling Investments decreased 41 percent. This decrease primarily reflects the North America refranchising activities and the refranchising of our China bottling operations.
Year Ended December 31, 2016 versus Year Ended December 31, 2015
In Europe, Middle East and Africa, unit case volume grew 1 percent, which included even volume in sparkling soft drinks. The group's sparkling soft drinks performance included a 1 percent decline in Trademark Coca-Cola, offset by an increase of 4 percent in Trademark Sprite and an increase of 1 percent in Trademark Fanta. The group had unit case volume growth in water, tea and sports drinks, while volume for juice and juice drinks declined. The group reported increases in unit case volume in our Western Europe, Middle East & North Africa, West Africa and South & East Africa business units. The increases in these business units were partially offset by declines in unit case volume in both our Central & Eastern Europe and Turkey, Caucasus & Central Asia business units.
Unit case volume in Latin America decreased 1 percent, which included a decline of 2 percent in sparkling soft drinks. Unit case volume growth was reported for water, tea and sports drinks. The group's volume reflected a decline of 7 percent in both the Brazil and Latin Center business units and a decline of 3 percent in the South Latin business unit. These declines were partially offset by unit case volume growth of 5 percent in the Mexico business unit, which reflected 5 percent growth in sparkling soft drinks. Mexico's sparkling soft drinks unit case growth was led by 4 percent growth in Trademark Coca-Cola.
In North America, unit case volume grew 1 percent. Sparkling soft drinks volume was even, which included 3 percent growth in Trademark Sprite and 6 percent growth in Trademark Fanta offset by a 5 percent decline in Diet Coke. The group had unit case growth in water, sports drinks, juice and juice drinks and dairy. Unit case volume for vitaminwater grew 6 percent.
Unit case volume in Asia Pacific increased 2 percent. Volume for sparkling soft drinks was even, which included 2 percent growth in Trademark Coca-Cola offset by a 4 percent decline in Trademark Sprite. The group had unit case volume growth in water, teas and coffee, while volume for juice and juice drinks declined. The group's unit case volume reflected an increase of 6 percent in the ASEAN business unit and an increase of 3 percent in both the India & South West Asia and Japan business units. The growth in these business units was partially offset by a unit case volume decline of 1 percent in the Greater China & Korea business unit.
Unit case volume for Bottling Investments decreased 16 percent. This decrease primarily reflects the deconsolidation of our German bottling operations in May 2016, a decline in CCR's unit case volume of 14 percent as well as a decline in China. The decline in CCR's unit case volume was primarily driven by North America refranchising activities. The unfavorable impact of these items on the group's unit case volume results was partially offset by growth in India and other markets where we own or otherwise consolidate bottling operations. The Company's consolidated bottling operations accounted for 33 percent and 67 percent of the unit case volume in China and India, respectively. CCR accounted for 51 percent of the total bottler‑distributed unit case volume in North America.
Concentrate Sales Volume
In 2017, worldwide concentrate sales volume and unit case volume were both even compared to 2016. In 2016, worldwide unit case sales volume grew 1 percent and concentrate sales volume was even compared to 2015. After considering the impact of structural changes, concentrate sales volume grew 1 percent during the year ended December 31, 2016. The differences between concentrate sales volume and unit case volume growth rates for the operating segments were primarily due to the timing of concentrate shipments, structural changes and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.

Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
(In millions except percentages and per share data)
NET OPERATING REVENUES	$35,410	$41,863	$44,294	(15)%	(5)%
Cost of goods sold	13,256	16,465	17,482	(19)	(6)
GROSS PROFIT	22,154	25,398	26,812	(13)	(5)
GROSS PROFIT MARGIN	62.6%	60.7%	60.5%
Selling, general and administrative expenses	12,496	15,262	16,427	(18)	(7)
Other operating charges	2,157	1,510	1,657	43	(9)
OPERATING INCOME	7,501	8,626	8,728	(13)	(1)
OPERATING MARGIN	21.2%	20.6%	19.7%
Interest income	677	642	613	6	5
Interest expense	841	733	856	15	(14)
Equity income (loss) — net	1,071	835	489	28	71
Other income (loss) — net	(1,666)	(1,234)	631	(35)	*
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,742	8,136	9,605	(17)	(15)
Income taxes from continuing operations	5,560	1,586	2,239	251	(29)
Effective tax rate	82.5%	19.5%	23.3%
NET INCOME FROM CONTINUING OPERATIONS	1,182	6,550	7,366	(82)	(11)
Income from discontinued operations (net of income taxes of $47, $0 and $0, respectively)	101	—	—	*	*
CONSOLIDATED NET INCOME	1,283	6,550	7,366	(80)	(11)
Less: Net income attributable to noncontrolling interests	35	23	15	55	45
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,248	$6,527	$7,351	(81)%	(11)%
BASIC NET INCOME PER SHARE[1]	$0.29	$1.51	$1.69	(81)%	(11)%
DILUTED NET INCOME PER SHARE[1]	$0.29	$1.49	$1.67	(81)%	(10)%

*	Calculation is not meaningful.

[1]	Calculated based on net income attributable to shareowners of The Coca-Cola Company.

Net Operating Revenues
Year Ended December 31, 2017 versus Year Ended December 31, 2016
The Company's net operating revenues decreased $6,453 million, or 15 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2017 vs. 2016
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	—%	(17)%	3%	(1)%	(15)%
Europe, Middle East & Africa	2%	(2)%	3%	(2)%	1%
Latin America	(3)	—	8	—	5
North America	—	2	3	—	4
Asia Pacific	1	—	(1)	(4)	(2)
Bottling Investments	(3)	(48)	4	—	(47)
Corporate	*	*	*	*	*
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
"Price, product and geographic mix" refers to the change in revenues caused by factors such as price changes, the mix of products and packages sold, and the mix of channels and geographic territories where the sales occurred.
Price, product and geographic mix had a 3 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorably impacted as a result of pricing initiatives and product and package mix, partially offset by geographic mix;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in certain markets;

•	North America — favorably impacted as a result of pricing initiatives and product and package mix;

•	Asia Pacific — unfavorably impacted by geographic mix, partially offset by the favorable impact of pricing initiatives and product and package mix; and

•	Bottling Investments — favorably impacted as a result of pricing initiatives and product and package mix in North America.
Foreign currency fluctuations decreased our consolidated net operating revenues by 1 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the U.K. pound sterling, Japanese yen, Argentine peso and Mexican peso, which had an unfavorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, South African rand, Australian dollar and Brazilian real, which had a favorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; and foreign currency fluctuations. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have a 17 percent unfavorable impact on full year 2018 net operating revenues. Based on current spot rates and our hedging coverage in place, we expect currencies will have a slight favorable impact on our full year 2018 net operating revenues.
Year Ended December 31, 2016 versus Year Ended December 31, 2015
The Company's net operating revenues decreased $2,431 million, or 5 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

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

Net Operating Revenues by Operating Segment
Information about our net operating revenues by operating segment as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2017	2016	2015
Europe, Middle East & Africa	20.7%	16.8%	15.7%
Latin America	11.2	8.9	9.0
North America	24.4	15.4	12.6
Asia Pacific	13.5	11.4	10.6
Bottling Investments	29.8	47.2	51.7
Corporate	0.4	0.3	0.4
Total	100.0%	100.0%	100.0%
The percentage contribution of each operating segment fluctuates over time due to net operating revenues in certain operating segments growing at a faster rate compared to other operating segments. Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; and foreign currency fluctuations. For additional information about the impact of foreign currency fluctuations, refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below and for additional information about acquisitions and divestitures, refer to Note 2 of Notes to Consolidated Financial Statements.
Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) PET. The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. The Company recorded gains related to these derivatives of $14 million and $79 million during the years ended December 31, 2017 and December 31, 2016, respectively, and recorded a loss of $206 million during the year ended December 31, 2015 in the line item cost of goods sold in our consolidated statements of income. Refer to Note 5 of Notes to Consolidated Financial Statements. We do not currently expect changes in commodity costs to have a significant impact on our 2018 gross profit margin as compared to 2017.
Year Ended December 31, 2017 versus Year Ended December 31, 2016
Our gross profit margin increased to 62.6 percent in 2017 from 60.7 percent in 2016. The increase was primarily due to the impact of acquisitions and divestitures, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to acquisitions and divestitures.
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

Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2017	2016	2015
Stock-based compensation expense	$219	$258	$236
Advertising expenses	3,958	4,004	3,976
Selling and distribution expenses[1]	3,257	5,177	6,025
Other operating expenses	5,062	5,823	6,190
Selling, general and administrative expenses	$12,496	$15,262	$16,427
1 Includes operating expenses as well as general and administrative expenses primarily related to our Bottling Investments operating segment.
Year Ended December 31, 2017 versus Year Ended December 31, 2016
Selling, general and administrative expenses decreased $2,766 million, or 18 percent. During the year ended December 31, 2017, fluctuations in foreign currency exchange rates had a nominal impact on selling, general and administrative expenses. The decrease in selling and distribution expenses and advertising expenses during 2017 reflects the impact of divestitures. Additionally, advertising expenses during 2017 decreased 1 percent as a result of foreign currency exchange rate fluctuations. The decrease in other operating expenses during 2017 reflects savings from our productivity and reinvestment initiatives and a reduction in net periodic benefit cost. Foreign currency exchange rate fluctuations have a more significant impact on both advertising and other operating expenses as compared to our selling and distribution expenses since they are generally transacted in local currency. Our selling and distribution expenses are primarily related to our Company-owned bottling operations, of which the majority of expenses are attributable to CCR and are primarily denominated in U.S. dollars. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to divestitures.
As of December 31, 2017, we had $286 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 3.0 years years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 12 of Notes to Consolidated Financial Statements.
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

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

Year Ended December 31,	2017	2016	2015
Europe, Middle East & Africa	$26	$32	$(9)
Latin America	7	74	40
North America	241	134	141
Asia Pacific	10	1	3
Bottling Investments	1,218	900	600
Corporate	655	369	882
Total	$2,157	$1,510	$1,657
In 2017, the Company recorded other operating charges of $2,157 million. These charges primarily consisted of $737 million of CCR asset impairments and $650 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $419 million related to costs incurred to refranchise certain of our bottling operations. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, pension settlement charges and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our bottling systems. Other operating charges also included $225 million related to a cash contribution we made to The Coca-Cola Foundation, $67 million related to tax litigation expense, $34 million related to impairments of Venezuelan intangible assets and $19 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 1 of Notes to Consolidated Financial Statements for additional information about the Venezuelan intangible assets. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations. Refer to Note 16 of Notes to Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments.
In 2016, the Company recorded other operating charges of $1,510 million. These charges primarily consisted of $352 million due to the Company's productivity and reinvestment program and $240 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $415 million related to costs incurred to refranchise certain of our bottling operations. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, pension settlement charges and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our bottling systems. The Company also recorded a charge of $200 million related to cash contributions we made to The Coca-Cola Foundation, a charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela as a result of changes in exchange rates and charges of $41 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 1 of Notes to Consolidated Financial Statements for additional information on the Venezuelan exchange rates. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments.
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
In October 2014, the Company announced that we were further expanding our productivity and reinvestment program and extending it through 2019. The expansion of the productivity initiatives will focus on four key areas: restructuring the Company's global supply chain; implementing zero-based work, an evolution of zero-based budget principles, across the organization; streamlining and simplifying the Company's operating model; and further driving increased discipline and efficiency in direct marketing investments. The Company expects that the expanded productivity initiatives will generate an incremental $2.0 billion in annualized productivity. This productivity will enable the Company to fund marketing initiatives and innovation required to deliver sustainable net revenue growth and will also support margin expansion and increased returns on invested capital over time. We expect to achieve total annualized productivity of approximately $3.0 billion by 2019 as a result of initiatives implemented under the 2014 expansions of the program.
In April 2017, the Company announced that we were expanding the current productivity and reinvestment program, with planned initiatives that are expected to generate an incremental $800 million in annualized savings by 2019. We expect to achieve these savings through additional efficiencies in both our supply chain and our marketing expenditures as well as the transition to a new, more agile operating model to enable growth. Under this operating model, our business units will be supported by an expanded enabling services organization and a corporate center focused on a few strategic initiatives, policy and governance. The expanded enabling services organization will focus on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence. The Company has incurred total pretax expenses of $3,058 million related to this program since it began in 2012. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information.
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
Operating Income and Operating Margin
Information about our operating income contribution by operating segment on a percentage basis is as follows:

Year Ended December 31,	2017	2016	2015
Europe, Middle East & Africa	48.6%	42.6%	44.4%
Latin America	29.5	22.6	24.9
North America	34.4	30.0	27.1
Asia Pacific	28.8	25.8	25.1
Bottling Investments	(14.9)	(1.6)	1.4
Corporate	(26.4)	(19.4)	(22.9)
Total	100.0%	100.0%	100.0%

Information about our operating margin on a consolidated basis and by operating segment is as follows:

Year Ended December 31,	2017	2016	2015
Consolidated	21.2%	20.6%	19.7%
Europe, Middle East & Africa	49.7%	52.4%	55.6%
Latin America	56.0	52.1	54.3
North America	29.8	40.1	42.4
Asia Pacific	45.4	46.5	46.5
Bottling Investments	(10.6)	(0.7)	0.5
Corporate	*	*	*

*	Calculation is not meaningful.
Year Ended December 31, 2017 versus Year Ended December 31, 2016
In 2017, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 3 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the U.K. pound sterling, Japanese yen, Argentine peso and Mexican peso, which had an unfavorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, South African rand, Australian dollar and Brazilian real, which had a favorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Operating income for Europe, Middle East and Africa for the years ended December 31, 2017 and 2016 was $3,646 million and $3,676 million, respectively. Operating income for the segment reflects an unfavorable foreign currency exchange rate impact of 3 percent, partially offset by favorable price, product and geographic mix.
Operating income for the Latin America segment for the years ended December 31, 2017 and 2016 was $2,214 million and $1,951 million, respectively. Operating income for the segment reflects favorable price mix, a reduction in other operating charges and a nominal impact from foreign currency exchange rate fluctuations.
North America's operating income for the years ended December 31, 2017 and 2016 was $2,578 million and $2,582 million, respectively. The decrease in the segment's operating income was due to higher other operating charges and an unfavorable foreign currency exchange rate impact of 1 percent, partially offset by favorable price and product and package mix.
Operating income for Asia Pacific for the years ended December 31, 2017 and 2016 was $2,163 million and $2,224 million, respectively. The decline in operating income for the segment reflects an unfavorable foreign currency exchange rate impact of 6 percent and unfavorable price, product and geographic mix.
Our Bottling Investments segment's operating loss for the year ended December 31, 2017 was $1,117 million, compared to an operating loss for the year ended December 31, 2016 of $137 million. The Bottling Investments segment was unfavorably impacted by acquisitions and divestitures and $737 million of asset impairment charges related to CCR.
The Corporate segment's operating loss for the years ended December 31, 2017 and 2016 was $1,983 million and $1,670 million, respectively. The operating loss in 2017 was unfavorably impacted by higher other operating charges.
Year Ended December 31, 2016 versus Year Ended December 31, 2015
During the years ended December 31, 2016 and 2015, the Company's operating income was unfavorably impacted by the refranchising of certain bottling territories in North America, which unfavorably impacted our Bottling Investments operating segment. During the year ended December 31, 2016, the Company's operating income was unfavorably impacted by the sale of the Company's energy brands as part of the Monster Transaction which closed on June 12, 2015. The sale of the energy brands unfavorably impacted our Europe, Middle East and Africa, Latin America, North America, Asia Pacific and Bottling Investments operating segments. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the North America refranchising and the Monster Transaction.
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
Interest Income
Year Ended December 31, 2017 versus Year Ended December 31, 2016
Interest income was $677 million in 2017, compared to $642 million in 2016, an increase of $35 million, or 6 percent. The increase primarily reflects higher investment balances in certain of our international locations, partially offset by lower interest rates earned on certain investments.
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
Interest Expense
Year Ended December 31, 2017 versus Year Ended December 31, 2016
Interest expense was $841 million in 2017, compared to $733 million in 2016, an increase of $108 million, or 15 percent.
The increase primarily reflects the impact of short-term U.S. interest rates and longer debt maturities, both of which resulted in higher interest rates on the Company's debt portfolio. Additionally, interest expense during the year ended December 31, 2017 included a net charge of $38 million due to the early extinguishment of certain long-term debt. This net charge included the difference between the reacquisition price and the net carrying amount of the debt extinguished. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities — Debt Financing" below and Note 10 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt.
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
Equity Income (Loss) — Net
Year Ended December 31, 2017 versus Year Ended December 31, 2016
Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investees. In 2017, equity income was $1,071 million, compared to equity income of $835 million in 2016, an increase of $236 million, or 28 percent. This increase reflects, among other items, more favorable operating results reported by several of our equity method investees. Additionally, the increase was attributable to the impact of the equity investment in CCEP acquired in 2016 and the impact of the equity investment in AC Bebidas, S. de R.L. de C.V. ("AC Bebidas") that was acquired in 2017. The favorable impact of these items was partially offset by the derecognition of the Company's former equity method investment in South Africa in 2016. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our investment in AC Bebidas and former investments in CCBA and CCBA's South African subsidiary.
Year Ended December 31, 2016 versus Year Ended December 31, 2015
In 2016, equity income was $835 million, compared to equity income of $489 million in 2015, an increase of $346 million, or 71 percent. This increase reflects, among other items, more favorable operating results reported by several of our equity method investees, the impact of the June 2015 investment in Monster, as well as our investments in CCEP, CCBA and CCBA's South African subsidiary, which were acquired in 2016. The favorable impact of these items was partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates due to a stronger U.S. dollar against most major currencies and the derecognition of the Company's former equity method investment in South Africa. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the Monster Transaction and our investments in CCEP, CCBA and CCBA's South African subsidiary.
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
In 2017, other income (loss) — net was a loss of $1,666 million. The Company recognized a net charge of $2,140 million due to the refranchising of certain bottling territories in North America and charges of $313 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also recorded an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. Additionally, the Company incurred a charge of $26 million related to our former German bottling operations. These charges were partially offset by a gain of $445 million related to the integration of Coca-Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") to establish Coca-Cola Bottlers Japan Inc. ("CCBJI"). In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJI. The Company also recognized a gain of $150 million related to the remeasurement of our previously held equity interests in CCBA and its South African subsidiary to fair value upon consolidation of CCBA. Additionally, the Company recognized a gain of $88 million related to the refranchising of our China bottling operations and related cost method investment and a gain of $25 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Other income (loss) — net also included net gains of $88 million related to trading securities and the sale of available-for-sale securities and $71 million of dividend income, partially offset by net foreign currency exchange losses of $57 million. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the North America and China bottling refranchising, the conversion payments and our consolidation of CCBA. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments.
In 2016, other income (loss) — net was a loss of $1,234 million. This loss included losses of $2,456 million due to the refranchising of certain bottling territories in North America and a loss of $21 million due to the deconsolidation of our South African bottling operations and disposal of the related equity method investment in exchange for investments in CCBA and

CCBA's South African subsidiary. The Company incurred charges of $31 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Additionally, the Company incurred net foreign currency exchange losses of $246 million, including a charge of $72 million as a result of remeasuring its net monetary assets denominated in Egyptian pounds. The Egyptian pound devalued as a result of the central bank allowing its currency, which was previously pegged to the U.S. dollar, to float freely. These losses were partially offset by a gain of $1,323 million due to the deconsolidation of our German bottling operations, dividend income of $55 million and net gains of $83 million related to trading securities and the sale of available-for-sale securities. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the North America refranchising, the deconsolidation of our South African bottling operations, the conversion payments and the deconsolidation of our German bottling operations. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments.
In 2015, other income (loss) — net was income of $631 million. This income included a net gain of $1,403 million as a result of the Monster Transaction, primarily due to the difference in the recorded carrying value of the assets transferred, including an allocated portion of goodwill, compared to the value of the total assets and business acquired. Other income (loss) — net also included net foreign currency exchange gains of $149 million and dividend income of $83 million. This income was partially offset by losses of $1,006 million due to refranchising activities in North America. The net foreign currency exchange gains included a gain of $300 million associated with our foreign-denominated debt partially offset by a charge of $27 million due to the initial remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. The Company determined that based on its economic circumstances, the SIMADI rate best represented the applicable rate at which future transactions could be settled, including the payment of dividends. As such, the Company remeasured the net assets related to its operations in Venezuela using the current SIMADI rate. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below and Note 1 of Notes to Consolidated Financial Statements for additional information related to the charge due to the change in Venezuelan exchange rates. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to the Monster Transaction and North America refranchising. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments.
Income Taxes
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35.0 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2018 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $221 million, $105 million and $223 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2017		2016		2015
Statutory U.S. federal tax rate	35.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	1.2		1.2		1.2
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(9.7)		(17.5)	[5]	(12.7)
Equity income or loss	(3.4)		(3.0)		(1.7)
Tax Reform Act	53.5	[1]	—		—
Other — net	5.9	[2,3,4]	3.8	[6]	1.5
Effective tax rate	82.5%		19.5%		23.3%

[1]
Includes net tax expense of $3,610 million primarily related to our reasonable estimate of the one-time transition tax resulting from the Tax Reform Act that was signed into law on December 22, 2017, partially offset by the impact of the lower rate introduced by the Tax Reform Act on our existing deferred tax balances. Refer to Note 14 of Notes to Consolidated Financial Statements.

[2]
Includes excess tax benefits of $132 million (or a 2 percent impact on our effective tax rate) recognized as awards issued under the Company's share-based compensation arrangements vested or were settled.

[3]
Includes net tax expense of $1,048 million on a pretax gain of $1,037 million (or a 10.2 percent impact on our effective tax rate) related to the refranchising of CCR's Southwest operating unit ("Southwest Transaction"), in conjunction with which we obtained an equity interest in AC Bebidas. The Company accounts for its interest in AC Bebidas as an equity method investment and the net tax expense was primarily the result of the deferred tax recorded on the basis difference in this investment. Refer to Note 2 of Notes to Consolidated Financial Statements.

[4]	Includes a $156 million net tax benefit related to the impact of manufacturing incentives and permanent book-to-tax adjustments.

[5]	Includes tax expense of $97 million related to a pretax gain of $1,323 million (or a 4.5 percent impact on our effective tax rate) related to the deconsolidation of our German bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements.

[6]	Includes tax expense of $157 million (or a 1.9 percent impact on our effective tax rate) primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in certain domestic jurisdictions.
As of December 31, 2017, the gross amount of unrecognized tax benefits was $331 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $205 million, exclusive of any benefits related to interest and penalties. The remaining $126 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2017	2016		2015
Beginning balance of unrecognized tax benefits	$302	$168		$211
Increase related to prior period tax positions	18	163	[1]	4
Decrease related to prior period tax positions	(13)	—		(9)
Increase related to current period tax positions	13	17		5
Decrease related to settlements with taxing authorities	—	(40)	[1]	(5)
Decrease due to lapse of the applicable statute of limitations	—	—		(23)
Increase (decrease) due to effect of foreign currency exchange rate changes	11	(6)		(15)
Ending balance of unrecognized tax benefits	$331	$302		$168

[1]
The increase is primarily related to a change in judgment about one of the Company's tax positions as a result of receiving notification of a preliminary settlement of a Competent Authority matter with a foreign jurisdiction, a portion of which became certain later in the year. This change in position did not have a material impact on the Company's consolidated statement of income during the year ended December 31, 2016, as it was partially offset by refunds to be received from the foreign jurisdiction.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $177 million, $142 million and $111 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2017, 2016 and 2015, respectively. Of these amounts, $35 million and $31 million of expense were recognized through income tax expense in 2017 and 2016, respectively. An insignificant amount of interest and penalties was recognized through income tax expense for the year ended December 31, 2015. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
Based on current tax laws, the Company's effective tax rate in 2018 is expected to be approximately 21.0 percent before considering the potential impact of further clarification of certain matters related to the Tax Reform Act and any unusual or special items that may affect our effective tax rate.

Liquidity, Capital Resources and Financial Position
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2018. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $7,295 million in lines of credit for general corporate purposes as of December 31, 2017. These backup lines of credit expire at various times from 2018 through 2022.
We have significant operations outside the United States. Unit case volume outside the United States represented 81 percent of the Company's worldwide unit case volume in 2017. We earn a substantial amount of our consolidated operating income and income from continuing operations before income taxes from foreign subsidiaries that either sell concentrates and syrups to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings was previously considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes were previously provided on the portion of our foreign earnings that was considered to be indefinitely reinvested in foreign jurisdictions. On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, transitions the U.S. method of taxation from a worldwide tax system to a modified territorial system and requires companies to pay a one-time transition tax over a period of eight years on the mandatory deemed repatriation of prescribed foreign earnings as of December 31, 2017. As a result, the Company recognized a provisional tax charge related to the one-time transition tax in the amount of $4.6 billion in 2017. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $19.6 billion as of December 31, 2017.
Net operating revenues in the United States were $14.7 billion in 2017, or 42 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations, the repatriation of foreign earnings and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect foreign cash, cash equivalents, short-term investments, marketable securities remaining after repatriation and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the years ended December 31, 2017, 2016 and 2015 was $6,995 million, $8,796 million and $10,528 million, respectively.
Net cash provided by operating activities decreased $1,801 million, or 20 percent, in 2017 compared to 2016. This decrease was primarily driven by the refranchising of certain bottling operations, the unfavorable impact of foreign currency exchange rate fluctuations, one less day in the current year, and increased payments related to income taxes and restructuring. Net cash provided by operating activities in 2018 will be impacted by a tax payment of $370 million related to the one-time transition tax resulting from the Tax Reform Act. Refer to the heading "Operations Review — Net Operating Revenues" above for additional information on the impact of foreign currency fluctuations. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on the tax payments.
Net cash provided by operating activities decreased $1,732 million, or 16 percent, in 2016 compared to 2015. This decrease included the unfavorable impact of foreign currency exchange rate fluctuations, the impact of $471 million in incremental contributions made to the Company's pension plans and the impact of acquisitions and divestitures. The impact of these items was partially offset by lower income tax payments. Refer to the heading "Operations Review — Net Operating Revenues" above for additional information on the impact of foreign currency fluctuations. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on the tax payments.
Cash Flows from Investing Activities
Net cash provided by (used in) investing activities is summarized as follows (in millions):

Year Ended December 31,	2017	2016	2015
Purchases of investments	$(16,520)	$(15,499)	$(15,831)
Proceeds from disposals of investments	15,911	16,624	14,079
Acquisitions of businesses, equity method investments and nonmarketable securities	(3,900)	(838)	(2,491)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	3,821	1,035	565
Purchases of property, plant and equipment	(1,675)	(2,262)	(2,553)
Proceeds from disposals of property, plant and equipment	104	150	85
Other investing activities	(126)	(209)	(40)
Net cash provided by (used in) investing activities	$(2,385)	$(999)	$(6,186)
Purchases of Investments and Proceeds from Disposals of Investments
In 2017, purchases of investments were $16,520 million and proceeds from disposals of investments were $15,911 million. This activity resulted in a net cash outflow of $609 million during 2017. In 2016, purchases of investments were $15,499 million and proceeds from disposals of investments were $16,624 million, resulting in a net cash inflow of $1,125 million. In 2015, purchases of investments were $15,831 million and proceeds from disposals of investments were $14,079 million, resulting in a net cash outflow of $1,752 million. These investments include time deposits that have maturities greater than three months but less than one year and are classified in the line item short-term investments in our consolidated balance sheets. The disposals in 2016 include proceeds from the disposal of the Company's investment in Keurig of $2,380 million. The purchases in 2015 include our investment in Keurig of $830 million. The remaining activity primarily represents the purchases of and proceeds from short-term investments that were made as part of the Company's overall cash management strategy. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our investment in Keurig.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
In 2017, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $3,900 million, which was primarily related to the transition of ABI's controlling interest in CCBA to the Company for $3,150 million. Additionally, in conjunction with the Southwest Transaction, we obtained an equity interest in AC Bebidas. The remaining activity primarily related to the acquisition of AdeS, a plant-based beverage business, by the Company and several of its bottling partners in Latin America, and the acquisition of the U.S. rights to the Topo Chico premium sparkling water brand from AC Bebidas, an equity method investee.
In 2016, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $838 million, which was primarily related to our acquisition of Xiamen Culiangwang Beverage Technology Co., Ltd., a maker of plant-based protein beverages in China, and a minority investment in CHI Limited, a Nigerian producer of value-added dairy and juice beverages. Under the terms of the agreement related to our investment in CHI Limited, the Company is obligated to acquire the remaining ownership interest from the existing shareowners in 2019 based on an agreed-upon formula.
In 2015, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $2,491 million, which primarily included our equity investments in Monster and in Indonesian bottling operations and the acquisition of a controlling interest in a South African bottling operation.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions during the years ended December 31, 2017, 2016 and 2015.

Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
In 2017, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $3,821 million, primarily related to proceeds from the refranchising of certain bottling territories in North America and the refranchising of our China bottling operations and related cost method investment.
In 2016, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $1,035 million, primarily related to proceeds from the refranchising of certain bottling territories in North America.
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
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our disposals during the years ended December 31, 2017, 2016 and 2015.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the years ended December 31, 2017, 2016 and 2015 were $1,571 million, $2,112 million and $2,468 million, respectively.
Total capital expenditures for property, plant and equipment and the percentage of such totals by operating segment were as follows (in millions):

Year Ended December 31,	2017	2016	2015
Capital expenditures	$1,675	$2,262	$2,553
Europe, Middle East & Africa	4.8%	2.7%	2.1%
Latin America	3.3	2.0	2.7
North America	32.3	19.4	14.8
Asia Pacific	3.0	4.7	3.2
Bottling Investments	39.5	58.8	66.5
Corporate	17.1	12.4	10.7
We expect our annual 2018 capital expenditures to be approximately $1.9 billion as we continue to make investments to enable growth in our business and further enhance our operational effectiveness.
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

Cash Flows from Financing Activities
Net cash provided by (used in) financing activities is summarized as follows (in millions):

Year Ended December 31,	2017	2016	2015
Issuances of debt	$29,857	$27,281	$40,434
Payments of debt	(28,768)	(25,615)	(37,738)
Issuances of stock	1,595	1,434	1,245
Purchases of stock for treasury	(3,682)	(3,681)	(3,564)
Dividends	(6,320)	(6,043)	(5,741)
Other financing activities	(91)	79	251
Net cash provided by (used in) financing activities	$(7,409)	$(6,545)	$(5,113)
Debt Financing
Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.
As of December 31, 2017, our long-term debt was rated "AA-" by Standard & Poor's and "Aa3" by Moody's. Our commercial paper program was rated "A-1+" by Standard & Poor's and "P-1" by Moody's. In assessing our credit strength, both agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the aggregated balance sheet and other financial information of the Company. In addition, some rating agencies also consider the financial information of certain bottlers, including CCEP, Coca-Cola Amatil Limited, Coca-Cola Bottling Co. Consolidated, Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers' financial performance, changes in the credit rating agencies' methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's equity income could be reduced as a result of the potential increase in interest expense for those bottlers.
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
Issuances and payments of debt included both short-term and long-term financing activities. In 2017, the Company had issuances of debt of $29,857 million, which included net issuances of $26,218 million of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $3,639 million, net of related discounts and issuance costs.
During 2017, the Company made payments of debt of $28,768 million, which included $636 million of payments related to commercial paper and short-term debt with maturities of 90 days or less and $24,156 of payments related to commercial paper and short-term debt with maturities greater than 90 days. The Company's total payments of long-term debt were $3,976 million. The long-term debt payments included the early extinguishment of long-term debt with a carrying value of $417 million, a portion of which was assumed in connection with our acquisition of Old CCE's former North America business. This resulted in a net charge of $38 million that was recorded in the line item interest expense in our consolidated statement of income. This net charge included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including fair value adjustments recorded as part of purchase accounting.
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
During 2015, the Company made payments of debt of $37,738 million, which included net payments of $208 million of commercial paper and short-term debt with maturities of 90 days or less, $31,711 million of payments of commercial paper and short-term debt with maturities greater than 90 days and long-term debt payments of $5,819 million. The long-term debt payments included the extinguishment of $2,039 million of long-term debt prior to maturity, which resulted in associated charges of $320 million that were recorded in the line item interest expense in our consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship.
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from Old CCE of $263 million and $361 million as of December 31, 2017 and 2016, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2017, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 24 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $757 million, $663 million and $515 million in 2017, 2016 and 2015, respectively. Refer to Note 10 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt balances.
Issuances of Stock
The issuances of stock in 2017, 2016 and 2015 were related to the exercise of stock options by Company employees.
Share Repurchases
In 2012, the Board of Directors authorized a share repurchase program of up to 500 million shares of the Company's common stock. The table below presents annual shares repurchased and average price per share:

Year Ended December 31,	2017	2016	2015
Number of shares repurchased (in millions)	82	86	86
Average price per share	$44.09	$43.62	$41.33
Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2017, we have purchased 3.4 billion shares of our Company's common stock at an average price per share of $16.74. In addition to shares repurchased under the share repurchase program authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. In 2017, we repurchased $3.7 billion of our stock. The net impact of the Company's treasury stock issuance and purchase activities in 2017 resulted in a net cash outflow of $2.1 billion. We currently expect to repurchase approximately $1.0 billion of our stock during 2018, net of proceeds from the issuance of treasury stock due to the exercise of employee stock options.
Dividends
The Company paid dividends of $6,320 million, $6,043 million and $5,741 million during the years ended December 31, 2017, 2016 and 2015, respectively.
At its February 2018 meeting, our Board of Directors increased our quarterly dividend by 5 percent, raising it to $0.39 per share, equivalent to a full year dividend of $1.56 per share in 2018. This is our 56th consecutive annual increase. Our annual common stock dividend was $1.48 per share, $1.40 per share and $1.32 per share in 2017, 2016 and 2015, respectively. The 2017 dividend represented a 6 percent increase from 2016, and the 2016 dividend represented a 6 percent increase from 2015.

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

As of December 31, 2017, we were contingently liable for guarantees of indebtedness owed by third parties of $609 million, of which $256 million was related to VIEs. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees. Management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable. As of December 31, 2017, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.
Our Company recognizes all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements.

Aggregate Contractual Obligations
As of December 31, 2017, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2018	2019-2020	2021-2022	2023 and Thereafter
Short-term loans and notes payable:[1]
Commercial paper borrowings	$12,931	$12,931	$—	$—	$—
Lines of credit and other short-term borrowings	274	274	—	—	—
Current maturities of long-term debt[2]	3,300	3,300	—	—	—
Long-term debt, net of current maturities[2]	31,082	—	9,501	5,398	16,183
Estimated interest payments[3]	5,064	519	883	702	2,960
Accrued income taxes[4]	4,663	410	740	740	2,773
Purchase obligations[5]	14,582	8,132	1,464	832	4,154
Marketing obligations[6]	4,629	2,439	1,033	619	538
Lease obligations	817	182	231	176	228
Held-for-sale obligations[7]	1,592	1,591	1	—	—
Total contractual obligations	$78,934	$29,778	$13,853	$8,467	$26,836

[1]
Refer to Note 10 of Notes to Consolidated Financial Statements for information regarding short-term loans and notes payable. Upon payment of outstanding commercial paper, we typically issue new commercial paper. Lines of credit and other short-term borrowings are expected to fluctuate depending upon current liquidity needs, especially at international subsidiaries.

[2]
Refer to Note 10 of Notes to Consolidated Financial Statements for information regarding long-term debt. We will consider several alternatives to settle this long-term debt, including the use of cash flows from operating activities, issuance of commercial paper or issuance of other long-term debt. The table above shows expected cash payments to be paid by the Company in future periods and excludes the noncash portion of debt, including the fair market value markup, unamortized discounts and premiums.

[3]
We calculated estimated interest payments for our long-term debt based on the applicable rates and payment dates. For our variable-rate debt, we have assumed the December 31, 2017 rate for all years presented. We typically expect to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

[4]
Refer to Note 14 of Notes to Consolidated Financial Statements for information regarding income taxes. Accrued income taxes includes $4,623 million related to the one-time transition tax required by the Tax Reform Act. Unrecognized tax benefits, including accrued interest and penalties of $505 million, were not included in the total above. At this time, the settlement period for the unrecognized tax benefits cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

[5]
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including long-term contractual obligations, open purchase orders, accounts payable and certain accrued liabilities. We expect to fund these obligations with cash flows from operating activities.

[6]	We expect to fund these marketing obligations with cash flows from operating activities.

[7]	Represents liabilities and contractual obligations of the Company's bottling operations that are classified as held for sale.
The total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2017, was $2,027 million. Refer to Note 13 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.
We generally expect to fund all future pension contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations.
As of December 31, 2017, the projected benefit obligation of the U.S. qualified pension plans was $6,384 million, and the fair value of the related plan assets was $6,028 million. The projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $3,071 million, and the fair value of the related plan assets was $2,815 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as certain unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain associates, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate annual benefit payments for these unfunded pension plans to be $67 million in 2018, increasing to $72 million by 2024 and then decreasing annually thereafter. Refer to Note 13 of Notes to Consolidated Financial Statements.
The Company expects to contribute $59 million in 2018 to our global pension plans, all of which will be allocated to our international plans. Refer to Note 13 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our various plans in the table above.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2017, our self-insurance reserves totaled $480 million. Refer to Note 11 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2017 were $2,522 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is not included in the total contractual obligations table because we believe that presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Additionally, as of December 31, 2017, the Company had entered into agreements related to the following future investing activities which are not included in the table above:
Under the terms of the agreement for our investment in CHI Limited, the Company is obligated to acquire the remaining ownership interest from the existing shareowners in 2019 based on an agreed-upon formula.
The Company has also agreed in principle to acquire ABI's interest in bottling operations in Zambia, Zimbabwe, Botswana, Swaziland, Lesotho, El Salvador and Honduras. We plan to hold all of these bottling operations temporarily until they can be refranchised to other partners. The Company will negotiate the terms of these transactions with ABI according to the contractual parameters. The transactions are subject to the relevant regulatory approvals.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in foreign currencies.
In 2017, we used 74 functional currencies. Due to the geographic diversity of our operations, weakness in some of these currencies might be offset by strength in others. In 2017, 2016 and 2015, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2017	2016	2015
All operating currencies	—%	(5)%	(15)%
Brazilian real	11%	(9)%	(27)%
Mexican peso	(2)	(14)	(16)
Australian dollar	3	(1)	(17)
South African rand	10	(13)	(15)
British pound	(6)	(11)	(8)
Euro	1	—	(17)
Japanese yen	(3)	11	(14)
These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in foreign currency exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on our net income and earnings per share.

The total currency impact on net operating revenues, including the effect of our hedging activities, was a decrease of 1 percent and 3 percent in 2017 and 2016, respectively. The total currency impact on income from continuing operations before income taxes, including the effect of our hedging activities, was nominal in 2017 and was a decrease of 12 percent in 2016.
Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are included as a component of other income (loss) — net in our consolidated financial statements. Refer to the heading "Operations Review — Other Income (Loss) — Net" above. The Company recorded foreign currency exchange losses of $57 million in 2017, foreign currency exchange losses of $246 million in 2016 and foreign currency exchange gains of $149 million in 2015.
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
Venezuela has been designated as a hyperinflationary economy. In February 2015, the Venezuelan government introduced a new open market exchange rate system, SIMADI. As a result, we remeasured the net monetary assets of our Venezuelan subsidiary, resulting in a charge of $27 million recorded in the line item other income (loss) — net in our consolidated statement of income.
During the year ended December 31, 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which should be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The official and most preferential rate is now known as DIPRO and the former official rate has been eliminated. The Venezuelan government replaced the SIMADI rate with the DICOM rate, which is allowed to float freely and is expected to fluctuate based on supply and demand. As a result, management determined that the DICOM rate was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary.
In addition, we sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the years ended December 31, 2016 and December 31, 2015, as a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expect to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded write-downs of $76 million and $56 million, respectively. These write-downs were recorded in the line item other operating charges in our consolidated statements of income.
We also have certain U.S. dollar-denominated intangible assets associated with products sold in Venezuela. As a result of weaker sales, the volatility of foreign currency exchange rates resulting from continued instability and the Company's revised expectations regarding the convertibility of the local currency, we recognized impairment charges of $34 million and $55 million during the years ended December 31, 2017 and December 31, 2015, respectively. These charges were recorded in the line item other operating charges in our consolidated statements of income. As a result of these impairment charges, the remaining carrying value of all U.S. dollar-denominated intangible assets associated with products sold in Venezuela is zero.
Impact of Inflation and Changing Prices
Inflation affects the way we operate in many markets around the world. In general, we believe that, over time, we will be able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's consolidated balance sheet (in millions):

December 31,	2017	2016	Increase (Decrease)		Percent Change
Cash and cash equivalents	$6,006	$8,555	$(2,549)		(30)%
Short-term investments	9,352	9,595	(243)		(3)
Marketable securities	5,317	4,051	1,266		31
Trade accounts receivable — net	3,667	3,856	(189)		(5)
Inventories	2,655	2,675	(20)		(1)
Prepaid expenses and other assets	2,000	2,481	(481)		(19)
Assets held for sale	219	2,797	(2,578)		(92)
Assets held for sale — discontinued operations	7,329	—	7,329		—
Equity method investments	20,856	16,260	4,596		28
Other investments	1,096	989	107		11
Other assets	4,560	4,248	312		7
Property, plant and equipment — net	8,203	10,635	(2,432)		(23)
Trademarks with indefinite lives	6,729	6,097	632		10
Bottlers' franchise rights with indefinite lives	138	3,676	(3,538)		(96)
Goodwill	9,401	10,629	(1,228)		(12)
Other intangible assets	368	726	(358)		(49)
Total assets	$87,896	$87,270	$626		1%
Accounts payable and accrued expenses	$8,748	$9,490	$(742)		(8)%
Loans and notes payable	13,205	12,498	707		6
Current maturities of long-term debt	3,298	3,527	(229)		(6)
Accrued income taxes	410	307	103		34
Liabilities held for sale	37	710	(673)		(95)
Liabilities held for sale — discontinued operations	1,496	—	1,496		—
Long-term debt	31,182	29,684	1,498		5
Other liabilities	8,021	4,081	3,940		97
Deferred income taxes	2,522	3,753	(1,231)		(33)
Total liabilities	$68,919	$64,050	$4,869		8%
Net assets	$18,977	$23,220	$(4,243)	[1]	(18)%

[1]	Includes an increase in net assets of $861 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•
Assets held for sale and liabilities held for sale decreased primarily due to the North America and China bottling refranchising activities. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.

•
Assets held for sale — discontinued operations and liabilities held for sale — discontinued operations increased as a result of CCBA meeting the criteria to be classified as held for sale. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.

•	Equity method investments increased primarily due to our new investments in AC Bebidas and CCBJI. Refer to Note 2 and Note 17 of Notes to Consolidated Financial Statements for additional information.

•
Property, plant and equipment, bottlers' franchise rights with indefinite lives and goodwill decreased primarily as a result of additional North America bottling territories being refranchised as well as impairment charges recorded. Refer to Note 2 and Note 16 of Notes to Consolidated Financial Statements for additional information.

•
Other liabilities increased and deferred income taxes decreased primarily due to the Tax Reform Act signed into law on December 22, 2017. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information.

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
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2017, we used 74 functional currencies and generated $20,683 million of our net operating revenues from operations outside the United States; therefore, weaknesses in some currencies might be offset by strengths in other currencies over time. We use derivative financial instruments to further reduce our net exposure to foreign currency fluctuations.
Our Company enters into forward exchange contracts and purchases foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. Additionally, we enter into forward exchange contracts to offset the earnings impact related to foreign currency fluctuations on certain monetary assets and liabilities. We also enter into forward exchange contracts as hedges of net investments in foreign operations.
The total notional values of our foreign currency derivatives were $13,057 million and $14,464 million as of December 31, 2017 and 2016, respectively. These values include derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. The fair value of the contracts that qualify for hedge accounting resulted in a net unrealized gain of $22 million as of December 31, 2017. At the end of 2017, we estimate that a 10 percent weakening of the U.S. dollar would have eliminated the net unrealized gain and created a net unrealized loss of $253 million. The fair value of the contracts that do not qualify for hedge accounting resulted in a net unrealized loss of $50 million, and we estimate that a 10 percent weakening of the U.S. dollar would have increased the net unrealized loss to $105 million.
Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
Based on the Company's variable-rate debt and derivative instruments outstanding as of December 31, 2017, we estimate that a 1 percentage point increase in interest rates would have increased interest expense by $252 million in 2017. However, this increase in interest expense would have been partially offset by the increase in interest income related to higher interest rates.
The Company is subject to interest rate risk related to its investments in highly liquid securities. These investments are primarily managed by external managers within the guidelines of the Company's investment policy. Our policy requires these investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. In addition, our policy limits the amount of credit exposure to any one issuer. We estimate that a 1 percentage point increase in interest rates would result in a $97 million decrease in the fair value of our portfolio of highly liquid securities.
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
Open commodity derivatives that qualify for hedge accounting had notional values of $35 million and $12 million as of December 31, 2017 and 2016, respectively. The fair value of the contracts that qualify for hedge accounting resulted in a net unrealized loss of $5 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have increased the net unrealized loss to $6 million.
Open commodity derivatives that do not qualify for hedge accounting had notional values of $357 million and $447 million as of December 31, 2017 and 2016, respectively. The fair value of the contracts that do not qualify for hedge accounting resulted in a net unrealized gain of $20 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have eliminated the net unrealized gain and created a net unrealized loss of $18 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2017		2016	2015
(In millions except per share data)
NET OPERATING REVENUES	$35,410		$41,863	$44,294
Cost of goods sold	13,256		16,465	17,482
GROSS PROFIT	22,154		25,398	26,812
Selling, general and administrative expenses	12,496		15,262	16,427
Other operating charges	2,157		1,510	1,657
OPERATING INCOME	7,501		8,626	8,728
Interest income	677		642	613
Interest expense	841		733	856
Equity income (loss) — net	1,071		835	489
Other income (loss) — net	(1,666)		(1,234)	631
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,742		8,136	9,605
Income taxes from continuing operations	5,560		1,586	2,239
NET INCOME FROM CONTINUING OPERATIONS	1,182		6,550	7,366
Income from discontinued operations (net of income taxes of $47, $0 and $0, respectively)	101		—	—
CONSOLIDATED NET INCOME	1,283		6,550	7,366
Less: Net income attributable to noncontrolling interests	35		23	15
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,248		$6,527	$7,351

Basic net income per share from continuing operations[1]	$0.28		$1.51	$1.69
Basic net income per share from discontinued operations[2]	0.02		—	—
BASIC NET INCOME PER SHARE	$0.29	[3]	$1.51	$1.69
Diluted net income per share from continuing operations[1]	$0.27		$1.49	$1.67
Diluted net income per share from discontinued operations[2]	0.02		—	—
DILUTED NET INCOME PER SHARE	$0.29		$1.49	$1.67
AVERAGE SHARES OUTSTANDING — BASIC	4,272		4,317	4,352
Effect of dilutive securities	52		50	53
AVERAGE SHARES OUTSTANDING — DILUTED	4,324		4,367	4,405

[1]	Calculated based on net income from continuing operations less net income from continuing operations attributable to noncontrolling interests.

[2]	Calculated based on net income from discontinued operations less net income from discontinued operations attributable to noncontrolling interests.

[3]	Per share amounts do not add due to rounding.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2017	2016	2015
(In millions)
CONSOLIDATED NET INCOME	$1,283	$6,550	$7,366
Other comprehensive income:
Net foreign currency translation adjustment	861	(626)	(3,959)
Net gain (loss) on derivatives	(433)	(382)	142
Net unrealized gain (loss) on available-for-sale securities	188	17	(684)
Net change in pension and other benefit liabilities	322	(53)	86
TOTAL COMPREHENSIVE INCOME (LOSS)	2,221	5,506	2,951
Less: Comprehensive income (loss) attributable to noncontrolling interests	73	10	(3)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,148	$5,496	$2,954
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2017	2016
(In millions except par value)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,006	$8,555
Short-term investments	9,352	9,595
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	15,358	18,150
Marketable securities	5,317	4,051
Trade accounts receivable, less allowances of $477 and $466, respectively	3,667	3,856
Inventories	2,655	2,675
Prepaid expenses and other assets	2,000	2,481
Assets held for sale	219	2,797
Assets held for sale — discontinued operations	7,329	—
TOTAL CURRENT ASSETS	36,545	34,010
EQUITY METHOD INVESTMENTS	20,856	16,260
OTHER INVESTMENTS	1,096	989
OTHER ASSETS	4,560	4,248
PROPERTY, PLANT AND EQUIPMENT — net	8,203	10,635
TRADEMARKS WITH INDEFINITE LIVES	6,729	6,097
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	138	3,676
GOODWILL	9,401	10,629
OTHER INTANGIBLE ASSETS	368	726
TOTAL ASSETS	$87,896	$87,270
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,748	$9,490
Loans and notes payable	13,205	12,498
Current maturities of long-term debt	3,298	3,527
Accrued income taxes	410	307
Liabilities held for sale	37	710
Liabilities held for sale — discontinued operations	1,496	—
TOTAL CURRENT LIABILITIES	27,194	26,532
LONG-TERM DEBT	31,182	29,684
OTHER LIABILITIES	8,021	4,081
DEFERRED INCOME TAXES	2,522	3,753
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	15,864	14,993
Reinvested earnings	60,430	65,502
Accumulated other comprehensive income (loss)	(10,305)	(11,205)
Treasury stock, at cost — 2,781 and 2,752 shares, respectively	(50,677)	(47,988)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	17,072	23,062
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,905	158
TOTAL EQUITY	18,977	23,220
TOTAL LIABILITIES AND EQUITY	$87,896	$87,270
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2017	2016	2015
(In millions)
OPERATING ACTIVITIES
Consolidated net income	$1,283	$6,550	$7,366
(Income) loss from discontinued operations	(101)	—	—
Net income from continuing operations	1,182	6,550	7,366
Depreciation and amortization	1,260	1,787	1,970
Stock-based compensation expense	219	258	236
Deferred income taxes	(1,256)	(856)	73
Equity (income) loss — net of dividends	(628)	(449)	(122)
Foreign currency adjustments	281	158	(137)
Significant (gains) losses on sales of assets — net	1,459	1,146	(374)
Other operating charges	1,218	647	929
Other items	(269)	(224)	744
Net change in operating assets and liabilities	3,529	(221)	(157)
Net cash provided by operating activities	6,995	8,796	10,528
INVESTING ACTIVITIES
Purchases of investments	(16,520)	(15,499)	(15,831)
Proceeds from disposals of investments	15,911	16,624	14,079
Acquisitions of businesses, equity method investments and nonmarketable securities	(3,900)	(838)	(2,491)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	3,821	1,035	565
Purchases of property, plant and equipment	(1,675)	(2,262)	(2,553)
Proceeds from disposals of property, plant and equipment	104	150	85
Other investing activities	(126)	(209)	(40)
Net cash provided by (used in) investing activities	(2,385)	(999)	(6,186)
FINANCING ACTIVITIES
Issuances of debt	29,857	27,281	40,434
Payments of debt	(28,768)	(25,615)	(37,738)
Issuances of stock	1,595	1,434	1,245
Purchases of stock for treasury	(3,682)	(3,681)	(3,564)
Dividends	(6,320)	(6,043)	(5,741)
Other financing activities	(91)	79	251
Net cash provided by (used in) financing activities	(7,409)	(6,545)	(5,113)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by (used in) operating activities from discontinued operations	111	—	—
Net cash provided by (used in) investing activities from discontinued operations	(65)	—	—
Net cash provided by (used in) financing activities from discontinued operations	(38)	—	—
Net cash provided by (used in) discontinued operations	8	—	—
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	242	(6)	(878)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the year	(2,549)	1,246	(1,649)
Balance at beginning of year	8,555	7,309	8,958
Balance at end of year	$6,006	$8,555	$7,309
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

Year Ended December 31,	2017	2016	2015
(In millions except per share data)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	4,288	4,324	4,366
Treasury stock issued to employees related to stock compensation plans	53	50	44
Purchases of stock for treasury	(82)	(86)	(86)
Balance at end of year	4,259	4,288	4,324
COMMON STOCK	$1,760	$1,760	$1,760
CAPITAL SURPLUS
Balance at beginning of year	14,993	14,016	13,154
Stock issued to employees related to stock compensation plans	655	589	532
Tax benefit (charge) from stock compensation plans	—	130	94
Stock-based compensation expense	219	258	236
Other activities	(3)	—	—
Balance at end of year	15,864	14,993	14,016
REINVESTED EARNINGS
Balance at beginning of year	65,502	65,018	63,408
Net income attributable to shareowners of The Coca-Cola Company	1,248	6,527	7,351
Dividends (per share — $1.48, $1.40 and $1.32 in 2017, 2016 and 2015, respectively)	(6,320)	(6,043)	(5,741)
Balance at end of year	60,430	65,502	65,018
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(11,205)	(10,174)	(5,777)
Net other comprehensive income (loss)	900	(1,031)	(4,397)
Balance at end of year	(10,305)	(11,205)	(10,174)
TREASURY STOCK
Balance at beginning of year	(47,988)	(45,066)	(42,225)
Treasury stock issued to employees related to stock compensation plans	909	811	696
Purchases of stock for treasury	(3,598)	(3,733)	(3,537)
Balance at end of year	(50,677)	(47,988)	(45,066)
TOTAL EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$17,072	$23,062	$25,554
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Balance at beginning of year	$158	$210	$241
Net income attributable to noncontrolling interests	35	23	15
Net foreign currency translation adjustment	38	(13)	(18)
Dividends paid to noncontrolling interests	(15)	(25)	(31)
Contributions by noncontrolling interests	—	1	—
Business combinations	1,805	—	(3)
Deconsolidation of certain entities	(157)	(34)	—
Other activities	41	(4)	6
TOTAL EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$1,905	$158	$210
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Coca-Cola Company is the world's largest beverage company. We own or license and market more than 500 nonalcoholic beverage brands, which we group into the following category clusters: sparkling soft drinks; water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks. We own and market four of the world's top five nonalcoholic sparkling soft drink brands: Coca-Cola, Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries.
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or -controlled bottling and distribution operations, as well as independent bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for more than 1.9 billion of the approximately 60 billion servings of all beverages consumed worldwide every day.
Our Company markets, manufactures and sells:

•
beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups (we refer to this part of our business as our "concentrate business" or "concentrate operations"); and

•	finished sparkling soft drinks and other nonalcoholic beverages (we refer to this part of our business as our "finished product business" or "finished product operations").
Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations.
In our concentrate operations, we typically generate net operating revenues by selling concentrates and syrups to authorized bottling operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water, or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers — such as cans and refillable and nonrefillable glass and plastic bottles — bearing our trademarks or trademarks licensed to us  and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. Outside the United States, we also sell concentrates for fountain beverages to our bottling partners who are typically authorized to manufacture fountain syrups, which they sell to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers.
Our finished product operations consist primarily of Company-owned or -controlled bottling, sales and distribution operations which are included in our Bottling Investments operating segment. Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other nonalcoholic beverages, including water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers, such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment. We authorize these wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.
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
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to equity investments, profit guarantees or subordinated financial support. Refer to Note 11. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, and other subordinated financial support related to these VIEs totaled $4,523 million and $3,709 million as of December 31, 2017 and 2016, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not individually significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $1 million and $203 million as of December 31, 2017 and 2016, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
Creditors of our VIEs do not have recourse against the general credit of the Company, regardless of whether they are accounted for as consolidated entities.
We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Our consolidated net income includes our Company's proportionate share of the net income or loss of these companies. Our judgment regarding the level of influence over each equity method investee includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions, other commercial arrangements and material intercompany transactions.
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
Discontinued Operations
When the following criteria are met: the disposal group is a component of an entity, the component of the entity meets the held for sale criteria in accordance with our policy described above and the component of the entity represents a strategic shift in the entity's operating and financial results, the disposal group is classified as a discontinued operation. Alternatively, if a business meets the criteria for held for sale on the acquisition date, the business is accounted for as a discontinued operation. In October 2017, the Company and Anheuser-Busch InBev ("ABI") completed the transition of ABI's controlling interest in Coca-Cola Beverages Africa Proprietary Limited ("CCBA") to the Company for $3,150 million, resulting in its consolidation. As CCBA met the criteria for held for sale upon consolidation, we have presented the financial position and results of operations of CCBA as discontinued operations in the accompanying consolidated financial statements.
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
In some situations, the Company may determine it to be advantageous to make advance payments to specific customers to fund certain marketing activities intended to generate profitable volume and/or invest in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. The Company also makes advance payments to certain customers for distribution rights. The advance payments made to customers are initially capitalized and included in our consolidated balance sheets in prepaid expenses and other assets and noncurrent other assets, depending on the duration of the agreements. The assets are amortized over the applicable periods and included in deductions from revenue. The duration of these agreements typically ranges up to 10 years.
Amortization expense for infrastructure programs was $36 million, $45 million and $61 million in 2017, 2016 and 2015, respectively. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $6.2 billion, $6.6 billion and $6.8 billion in 2017, 2016 and 2015, respectively.
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $4 billion in 2017, 2016 and 2015. As of December 31, 2017 and 2016, advertising and production costs of $95 million and $113 million, respectively, were primarily recorded in the line item prepaid expenses and other assets in our consolidated balance sheets.
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
Shipping and Handling Costs
Shipping and handling costs related to the movement of finished goods from manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our consolidated statements of income. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in the line item selling, general and administrative expenses in our consolidated statements of income. During the years ended December 31, 2017, 2016 and 2015, the Company recorded shipping and handling costs of $1.1 billion, $2.0 billion and $2.5 billion, respectively, in the line item selling, general and administrative expenses. Our customers do not pay us separately for shipping and handling costs related to finished goods.
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to shareowners of The Coca-Cola Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 47 million, 51 million and 27 million stock option awards were excluded from the computations of diluted net income per share in 2017, 2016 and 2015, respectively, because the awards would have been antidilutive for the years presented.
The following table presents information related to net income from continuing operations and net income from discontinued operations attributable to shareowners of The Coca-Cola Company (in millions):

Year Ended December 31,	2017	2016	2015
CONTINUING OPERATIONS
Net income from continuing operations	$1,182	$6,550	$7,366
Less: Net income from continuing operations attributable to noncontrolling interests	1	23	15
Net income from continuing operations attributable to shareowners of The Coca-Cola Company	$1,181	$6,527	$7,351
DISCONTINUED OPERATIONS
Net income from discontinued operations	$101	$—	$—
Less: Net income from discontinued operations attributable to noncontrolling interests	34	—	—
Net income from discontinued operations attributable to shareowners of The Coca-Cola Company	$67	$—	$—
CONSOLIDATED
Consolidated net income	$1,283	$6,550	$7,366
Less: Net income attributable to noncontrolling interests	35	23	15
Net income attributable to shareowners of The Coca-Cola Company	$1,248	$6,527	$7,351
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

We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities, other than investments accounted for under the equity method, are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as either trading or available-for-sale securities with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in other income (loss) — net in our consolidated statements of income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI"), except for the change in fair value attributable to the currency risk being hedged, if applicable, which is included in other income (loss) — net in our consolidated statements of income. Trading securities are reported as either marketable securities or other assets in our consolidated balance sheets. Securities classified as available-for-sale are reported as either cash and cash equivalents, marketable securities, other investments or other assets in our consolidated balance sheets, depending on the length of time we intend to hold the investment. Refer to Note 3.
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

Activity in the allowance for doubtful accounts was as follows (in millions):

Year Ended December 31,	2017	2016	2015
Balance at beginning of year	$466	$352	$331
Net charges to costs and expenses[1]	32	126	45
Write-offs	(10)	(10)	(10)
Other[2]	(11)	(2)	(14)
Balance at end of year	$477	$466	$352

[1]	The increases in 2016 were primarily related to concentrate sales receivables from our bottling partner in Venezuela. See Hyperinflationary Economies discussion below for additional information.
2 Other includes foreign currency translation adjustments and the impact of reclassifying certain assets to assets held for sale. Refer to Note 2.
A significant portion of our net operating revenues and corresponding accounts receivable is derived from sales of our products in international markets. Refer to Note 19. We also generate a significant portion of our net operating revenues by selling concentrates and syrups to bottlers in which we have a noncontrolling interest. Refer to Note 6.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; and machinery, equipment and vehicle fleet: 20 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement. Depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale, even if the asset or disposal group continues to generate revenue during the period. Depreciation expense, including the depreciation expense of assets under capital lease, totaled $1,131 million, $1,575 million and $1,735 million in 2017, 2016 and 2015, respectively. Amortization expense for leasehold improvements totaled $19 million, $22 million and $18 million in 2017, 2016 and 2015, respectively.
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
When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting profit and cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.
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
In order to test for goodwill impairment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a hypothetical marketplace participant would use. The Company has the option to perform a qualitative assessment of goodwill in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the testing discussed above. Otherwise, the Company does not need to perform any further testing.
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
In the period it becomes probable that the minimum performance criteria specified in the performance share award will be achieved, we recognize expense for the proportionate share of the total fair value of the award related to the vesting period that has already lapsed. The remaining fair value of the award is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that we will achieve the minimum performance criteria specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made. The Company has made a policy election to estimate the number of awards that are expected to vest to determine the amount of stock-based compensation expense recognized in earnings. Forfeiture estimates are trued-up through the vesting date, in order to ensure that total compensation expense is recognized only for those awards that ultimately vest. Refer to Note 12.
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
Income Taxes
Income tax expense includes U.S., state, local and international income taxes, plus a provision for U.S. taxes on undistributed earnings of foreign subsidiaries and other prescribed foreign entities not deemed to be indefinitely reinvested. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company records taxes that are collected from customers and remitted to governmental authorities on a net basis in our consolidated statements of income.
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
Venezuela has been designated as a hyperinflationary economy. In February 2015, the Venezuelan government introduced a new open market exchange rate system, SIMADI. As a result, we remeasured the net monetary assets of our Venezuelan subsidiary, resulting in a charge of $27 million recorded in the line item other income (loss) — net in our consolidated statement of income.
During the year ended December 31, 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which should be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The official and most preferential rate is now known as DIPRO and the former official rate has been eliminated. The Venezuelan government replaced the SIMADI rate with the DICOM rate, which is allowed to float freely and is expected to fluctuate based on supply and demand. As a result, management determined that the DICOM rate was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary.
In addition, we sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the years ended December 31, 2016 and December 31, 2015, as a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expect to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded write-downs of $76 million and $56 million, respectively. These write-downs were recorded in the line item other operating charges in our consolidated statements of income.
We also have certain U.S. dollar-denominated intangible assets associated with products sold in Venezuela. As a result of weaker sales, the volatility of foreign currency exchange rates resulting from continued instability and the Company's revised expectations regarding the convertibility of the local currency, we recognized impairment charges of $34 million and $55 million during the years ended December 31, 2017 and December 31, 2015, respectively. These charges were recorded in the line item other operating charges in our consolidated statements of income. As a result of these impairment charges, the remaining carrying value of all U.S. dollar-denominated intangible assets associated with products sold in Venezuela is zero.
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

The Company will adopt ASU 2014-09 and its amendments on a modified retrospective basis. We have closely assessed the new guidance, including the interpretations by the FASB Transition Resource Group for Revenue Recognition, throughout 2017. We have concluded that ASU 2014-09's broad definition of variable consideration will require the Company to estimate and record certain variable payments resulting from collaborative funding arrangements, rebates and other pricing allowances earlier than it currently does. While we do not expect this change to have a material impact on our net operating revenues on an annual basis, as revenue recognized from the sale of concentrate and finished goods occurs at a point in time when goods are transferred to the customer and the transfer of control is determined, we do expect that it will have an impact on our revenue in interim periods. The cumulative-effect adjustment upon adoption of the new revenue recognition standard as of January 1, 2018 is comprised primarily of the Company's estimated variable consideration and is expected to decrease the opening balance of retained earnings by less than $350 million, net of tax.
As a result of electing certain of the practical expedients available under the ASU, the Company expects there will be some reclassifications to or from net operating revenues, cost of goods sold, and selling, general and administrative expenses, primarily related to the classification of shipping and handling costs.
Additionally, the provisions of the new guidance provided clarification relating to the classification of certain costs incurred relating to revenue arrangements with customers. As a result, we will be classifying certain amounts in cost of goods sold or selling, general and administrative expenses that were previously classified as reductions in net operating revenues. The Company also evaluated the principal versus agent considerations as it relates to certain of its arrangements with third-party manufacturers and co-packers. We concluded that certain costs from these arrangements will be reflected in net operating revenues rather than in cost of goods sold. These changes will have no impact on the Company's consolidated operating income.
The Company has also identified and implemented changes to our accounting policies and practices, business processes, systems and controls, as well as designed and implemented specific controls over our evaluation of the impact of the new guidance on the Company, including the cumulative effect calculation, disclosure requirements and the collection of relevant data into the reporting process. While we are substantially complete with the process of quantifying the impacts that will result from applying the new guidance, our assessment will be finalized during the first quarter of 2018.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for the Company beginning January 1, 2018 and will require us to recognize any changes in the fair value of certain equity investments in net income. These changes are currently recognized in other comprehensive income ("OCI"). We have evaluated the impact of this standard and will recognize a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2018. We expect this cumulative effect adjustment to increase retained earnings by approximately $425 million.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize right-of-use assets, representing their right to use the underlying asset for the lease term, and lease liabilities on the balance sheet for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The Company has initiated its plan for the adoption and implementation of this new accounting standard, including assessing our lease arrangements, evaluating practical expedient and accounting policy elections, and implementing software to meet the reporting requirements of this standard. The Company is also in the process of identifying changes to our business processes and controls to support adoption of the new standard. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for the Company beginning January 1, 2019. The Company anticipates the adoption of this new standard to result in a significant increase in lease-related assets and liabilities on our consolidated balance sheets. The impact on the Company's consolidated statements of income is being evaluated. As the impact of this standard is non-cash in nature, we do not anticipate its adoption having an impact on the Company's consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted ASU 2016-09 on January 1, 2017 by prospectively recognizing excess tax benefits and tax deficiencies in our consolidated statement of income as the awards vested or were settled. Effective January 1, 2017, the Company also prospectively presented excess tax benefits as an operating activity, rather than a financing activity, in our consolidated statement of cash flows. Had these changes been required to be adopted retrospectively, during the years ended December 31, 2016 and December 31, 2015, the Company would have recognized an additional $130 million and $95 million, respectively, of excess tax benefits in our consolidated statements of income. Additionally, during the years ended December 31, 2016 and December 31, 2015, the Company would have reduced our financing activities and increased our operating activities by $130 million and $95 million, respectively, in our consolidated statements of cash flows. The Company has elected, consistent with past practice, to estimate the number of awards that are expected to vest to determine the amount of stock-based compensation expense recognized in earnings.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we are currently evaluating the impact that it will have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and will be applied using the retrospective transition approach to all periods presented. We expect that the only impact of the adoption of ASU 2016-15 on our consolidated statement of cash flows will be the change in presentation related to our proceeds from the settlement of corporate-owned life insurance policies. We currently reflect these proceeds in operating activities, however upon adoption of the new standard, we will reflect these proceeds in investing activities.
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
In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The amendments in this update address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts that an entity defines as restricted cash for purposes of this standard or otherwise does not present in the line item cash and cash equivalents on its balance sheet. ASU 2016-18 is effective for the Company beginning January 1, 2018 and is required to be applied using a retrospective transition method to all periods presented. We expect that adoption of ASU 2016-18 will change how we report changes in cash within our insurance captives and assets held for sale in our consolidated statement of cash flows.
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of the Company's net periodic pension cost and net periodic postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees, with the non-service cost components of net periodic benefit cost being classified outside of a subtotal of income from operations. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. ASU 2017-07 is effective for the Company beginning January 1, 2018 and is required to be applied retrospectively for all periods presented. We will elect to use the practical expedient which allows entities to use information previously disclosed in their pension and other postretirement benefit plans note as the estimation basis to apply the retrospective presentation requirements in this ASU. For the years ended December 31, 2017 and 2016, we expect to reclassify $99 million and $31 million, respectively, related to our non-service cost components of net periodic benefit cost and other benefit plan charges from operating income to other income (loss) — net in our consolidated statements of income.

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
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2017, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $3,900 million, of which $3,150 million related to the transition of ABI's 54.5 percent controlling interest in CCBA to the Company, resulting in its consolidation in October 2017. The financial position and results of operations of CCBA are being accounted for as a discontinued operation. Refer to the "Discontinued Operations" section within this note below for further details. Additionally, in conjunction with the refranchising of Coca-Cola Refreshments' ("CCR") Southwest operating unit ("Southwest Transaction"), we obtained an equity interest in AC Bebidas, S. de R.L. de C.V. ("AC Bebidas"), a subsidiary of Arca Continental, S.A.B. de C.V. ("Arca"), primarily for non-cash consideration. Refer to the "North America Refranchising" section within this note below for further details. The remaining activity primarily related to the acquisition of AdeS, a plant-based beverage business, by the Company and several of its bottling partners in Latin America, and the acquisition of the U.S. rights to the Topo Chico premium sparkling water brand from AC Bebidas, an equity method investee.
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
Monster Beverage Corporation
In June 2015, the Company and Monster entered into a long-term strategic relationship in the global energy drink category ("Monster Transaction"). As a result of the Monster Transaction, (1) the Company purchased newly issued shares of Monster common stock representing approximately 17 percent of the outstanding shares of Monster common stock (after giving effect to the new issuance); (2) the Company sold its global energy drink business (including NOS, Full Throttle, Burn, Mother, Play and Power Play, and Relentless) to Monster, and the Company acquired Monster's non-energy drink business (including Hansen's Natural Sodas, Peace Tea, Hubert's Lemonade and Hansen's Juice Products); and (3) the parties amended their distribution coordination agreements to expand distribution of Monster products into additional territories pursuant to long-term agreements with the Company's existing network of Company-owned or -controlled bottling operations and independent distribution partners. The Company and its bottling partners ("Coca-Cola system") also became Monster's preferred global distribution partner. The Company made a net cash payment of $2,150 million to Monster, of which $125 million was originally held in escrow, subject to release upon achievement of milestones relating to the transfer of Monster's domestic distribution rights to our distribution network. The $125 million originally held in escrow was transferred to Monster in 2017 upon achievement of the related milestones.
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
As a result of the Monster Transaction, the North America Coca-Cola system obtained the right to distribute Monster products in territories for which it was not previously the authorized distributor ("expanded territories"). These distribution rights are governed by an agreement with an initial term of 20 years, after which it will continue to remain in effect unless otherwise terminated by either party, and there are no future costs of renewal. As such, these rights were determined to be indefinite-lived intangible assets and were classified in the line item bottlers' franchise rights with indefinite lives on our consolidated balance sheet. At the time of the Monster Transaction, CCR was the distributor in the majority of the expanded territories. The remainder of the territories were serviced by independent bottling partners. Of the $1,035 million allocated to the expanded distribution rights, the Company derecognized $341 million related to the expanded territories serviced by the independent bottling partners upon the close of the transaction. As consideration for these rights, the Company received an upfront payment of $28 million related to these territories, and we will receive a payment per case on all future sales made by these independent bottlers for the duration of the distribution agreements. As these payments are dependent on future sales, they are a form of contingent consideration. We elected to account for this consideration in the same manner as the contingent consideration to be received in the North America refranchising, discussed below. This resulted in a net loss of $313 million recorded in the line item other income (loss) — net in our consolidated statement of income during the year ended December 31, 2015.
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
Divestitures
During 2017, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $3,821 million, primarily related to proceeds from the refranchising of certain of our bottling territories in North America and our China bottling operations.
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
Each CBA generally has a term of 10 years and is renewable, in most cases by the bottler and in some cases by the Company, indefinitely for successive additional terms of 10 years each. Under the CBA, except for the CBA entered into in conjunction with the Southwest Transaction and for additional territories sold to AC Bebidas, the bottlers will make ongoing quarterly payments to the Company based on their gross profit in the refranchised territories throughout the term of the CBA, including renewals, in exchange for the grant of the exclusive territory rights. Liberty Coca-Cola Beverages, the co-owners of which are former management of CCR, will make ongoing quarterly payments based on the gross profit in its refranchised territories upon the earlier of reaching a predefined level of profitability, or the 41st quarter following the closing date.
Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories, excluding the territory included in the Southwest Transaction, to the respective bottlers in exchange for cash.
In 2016, the Company formed a new National Product Supply System ("NPSS") to facilitate optimal operation of the U.S. product supply system. Under the NPSS, the Company and several of its existing independent producing bottlers administer key national product supply activities for these bottlers. Additionally, we have sold certain production facilities from CCR to these independent producing bottlers in exchange for cash, excluding production facilities included in the Southwest Transaction.
During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, cash proceeds from these sales totaled $2,860 million, $1,017 million and $362 million, respectively. Included in the cash proceeds for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 was $336 million, $279 million and $83 million, respectively, from Coca-Cola Bottling Co. Consolidated ("CCBCC"), an equity method investee. Also included in the cash proceeds for the year ended December 31, 2017, was $220 million from AC Bebidas, and $39 million from Liberty Coca-Cola Beverages.
Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized losses of $3,177 million, $2,456 million and $1,006 million during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Included in these amounts are losses from transactions with equity method investees or former management of $1,104 million, $492 million and $379 million, during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. These losses primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale and were included in the line item other income (loss) — net in our consolidated statements of income. The losses in 2017 included $236 million of expense associated with an indemnification liability related to an underfunded multi-employer benefit plan in which employees of certain of its refranchised territories participate. As of December 31, 2017, CCR had completed the refranchising of its U.S. bottling operations, with the exception of its operations in the U.S. Virgin Islands, which are classified as held for sale. See further discussion of assets and liabilities held for sale below. In total, we expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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

During the years ended December 31, 2017 and December 31, 2016, the Company incurred losses of $313 million and $31 million, respectively, primarily related to payments made to certain of our unconsolidated bottling partners in order to convert the bottling agreements for their legacy territories and any previously refranchised territories to a single form of CBA with additional requirements. The additional requirements generally include a binding national governance model, mandatory incidence pricing and additional core performance requirements, among other things. As a result of these conversions, the legacy territories and any previously refranchised territories for each of the related bottling partners will be governed under similar CBAs, which will provide consistency across each such bottler's respective territory, and consistency with other U.S. bottlers that have been granted or converted to this form of CBA. The losses related to these payments were included in the line item other income (loss) — net in our consolidated statements of income during the years ended December 31, 2017 and December 31, 2016.
On April 1, 2017, the Company refranchised the Southwest operating unit of CCR, which includes Texas and parts of
Oklahoma, New Mexico and Arkansas, in the Southwest Transaction. In conjunction with the Southwest Transaction, Arca contributed its existing beverage business to AC Bebidas. CCR contributed its Southwest operating unit, including all of its assets and liabilities, to AC Bebidas in exchange for an approximate 20 percent interest in AC Bebidas. Arca owns the remaining interest in AC Bebidas. Additionally, CCR made cash payments of $144 million, net of cash received. As a result of the Southwest Transaction, the Company recognized a gain of $1,037 million due to the difference in the recorded carrying value of the net assets transferred compared to the value of the interest it obtained in AC Bebidas of $2,960 million, which was determined using an income and market approach (a Level 3 measurement). This gain was recorded in the line item other income (loss) — net in our consolidated statement of income. AC Bebidas will participate in the NPSS as it relates to its U.S. territory. The Company accounts for its interest in AC Bebidas as an equity method investment based on our equity ownership percentage, our representation on AC Bebidas' Board of Directors, material intercompany transactions and other governance rights.
Refer to Note 19 for the impact these items had on our operating segments.
Refranchising of China Bottling Operations
In November 2016, the Company entered into definitive agreements for the sale of the Company-owned bottling operations in China to the two existing local franchise bottlers, one of which is an equity method investee, and to sell a related cost method investment to one of the franchise bottlers. As a result, the Company's bottling operations in China and a related cost method investment were classified as held for sale as of December 31, 2016. We received net proceeds of $963 million as a result of these sales and recognized a gain of $88 million during the year ended December 31, 2017, which was included in the line item other income (loss) — net in our consolidated statement of income.
Coca-Cola European Partners
In May 2016, the Company merged our German bottling operations with Coca-Cola Enterprises, Inc. ("CCE") and Coca-Cola Iberian Partners, S.A.U., formerly known as Coca-Cola Iberian Partners, S.A. ("CCIP"), to create Coca-Cola European Partners plc ("CCEP"). In exchange for our German bottling operations, we received an 18 percent interest in CCEP. As a result of recording our interest in CCEP at fair value based on its quoted market price (a Level 1 measurement), the deconsolidation of our German bottling operations, and the related reversal of its cumulative translation adjustments, we recognized a gain of $1,400 million. This gain was partially offset by a $77 million loss incurred as a result of reclassifying losses related to our net investment hedges of our German bottling operations from AOCI into earnings as well as transaction costs incurred resulting in a net gain of $1,287 million during the year ended December 31, 2016. Refer to Note 15. With the exception of the transaction costs, the net gain was recorded in the line item other income (loss) — net in our consolidated statement of income. The Company accounts for its interest in CCEP as an equity method investment based on our equity ownership percentage, our representation on CCEP's Board of Directors, material intercompany transactions and other governance rights.
Coca-Cola Beverages Africa Proprietary Limited
In July 2016, the Company, SABMiller plc and Gutsche Family Investments combined the bottling operations of each of the parties' nonalcoholic ready-to-drink beverage businesses in Southern and East Africa to form a new bottler, which is called CCBA. The Company: (1) contributed its South African bottling operations to CCBA, which included certain wholly owned subsidiaries and an equity method investment, (2) paid $150 million in cash, (3) obtained a 12 percent interest in CCBA and a 3 percent interest in CCBA's South African subsidiary and (4) acquired several trademarks that are generally indefinite-lived.
As a result of recording our interests in CCBA and its South African subsidiary at fair value, the deconsolidation of our South African bottling operations, the derecognition of the equity method investment, and the reversal of related cumulative translation adjustments, we recognized a loss of $21 million. The fair values of the equity investments in CCBA and CCBA's South African subsidiary, along with the acquired trademarks, were determined using income approaches, including discounted cash flow models (a Level 3 measurement), and the Company believes the inputs and assumptions used are consistent with those hypothetical marketplace participants would use. The loss recognized resulted primarily from the reversal of the related cumulative translation adjustments. This loss is recorded in the line item other income (loss) — net in our consolidated statement of income during the year ended December 31, 2016.
Based on the level of equity ownership, the Company's representation on CCBA's Board of Directors (two of its ten members) and other governance rights, the Company accounted for its interests in CCBA and CCBA's South African subsidiary as equity method investments. The Company's interest in CCBA provided it with a call option to acquire the ownership interest of SABMiller plc at fair value upon the occurrence of certain events, including upon a change in control of SABMiller plc.
In October 2016, ABI acquired SABMiller plc, including its 54.5 percent controlling interest in CCBA. In October 2017, the Company and ABI completed the transition of ABI's controlling interest in CCBA to the Company for $3,150 million. We plan to hold our controlling interest in CCBA temporarily and are currently in discussions with several potential buyers. Accordingly, we have presented the financial position and results of operations of CCBA as discontinued operations in the accompanying consolidated financial statements from its date of acquisition. See further discussion of discontinued operations below.
Keurig Green Mountain, Inc.
In 2014, the Company purchased a 12 percent equity position in Keurig Green Mountain, Inc. ("Keurig") for $1,567 million. In February 2015, the Company purchased an additional 4 percent ownership interest from Credit Suisse Capital LLC under an agreement for a total purchase price of $830 million. As this agreement qualified as a derivative, we recognized a loss of $58 million in the line item other income (loss) — net in our consolidated statement of income during the year ended December 31, 2015. The purchases of the shares were included in the line item purchases of investments in our consolidated statement of cash flows, net of any related derivative impact. The Company accounted for the investment in Keurig as an available-for-sale security.
In March 2016, a JAB Holding Company-led investor group acquired Keurig. The Company received proceeds of $2,380 million, which were recorded in the line item proceeds from disposals of investments in our consolidated statement of cash flows, and recorded a gain of $18 million related to the disposal of our shares of Keurig in the line item other income (loss) — net in our consolidated statement of income during the year ended December 31, 2016.
Brazilian Bottling Operations
In January 2015, the owners of the majority interest in a Brazilian bottling operation exercised their option to acquire from us shares representing a 10 percent interest in the entity's outstanding shares. We recorded a loss of $6 million as a result of the exercise price being lower than our carrying value of these shares. As a result of this transaction, the Company's ownership was reduced to 34 percent of the entity's outstanding shares. The owners of the majority interest have a remaining option to acquire an additional 14 percent interest of the entity's outstanding shares at any time through December 31, 2019, based on an agreed-upon formula.
Assets and Liabilities Held for Sale
As of December 31, 2017, the Company had entered into agreements to refranchise its U.S. Virgin Islands bottling territories. As these bottling territories met the criteria to be classified as held for sale, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price and present the related assets and liabilities as separate line items in our consolidated balance sheet. These bottling territories were refranchised in January 2018. In addition, the Company had certain bottling operations in Latin America that met the criteria to be classified as held for sale, which requires us to present the related assets and liabilities as separate line items in our consolidated balance sheet. We were not required to record these assets and liabilities at fair value less any costs to sell because their fair value approximates their carrying value. The Company expects these operations to be refranchised during 2018.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidated balance sheets (in millions):

	December 31, 2017		December 31, 2016
Cash, cash equivalents and short-term investments	$13		$49
Trade accounts receivable, less allowances	10		43
Inventories	11		264
Prepaid expenses and other assets	12		114
Equity method investments	—		1
Other investments	—		42
Other assets	7		17
Property, plant and equipment — net	85		1,780
Bottlers' franchise rights with indefinite lives	5		1,388
Goodwill	103		390
Other intangible assets	1		51
Allowance for reduction of assets held for sale	(28)		(1,342)
Assets held for sale	$219	[1]	$2,797	[3]
Accounts payable and accrued expenses	$22		$393
Accrued income taxes	—		13
Other liabilities	12		1
Deferred income taxes	3		303
Liabilities held for sale	$37	[2]	$710	[4]

[1]	Consists of total assets relating to North America refranchising of $9 million and Latin America bottling operations of $210 million, which are included in the Bottling Investments operating segment.

[2]
Consists of total liabilities relating to North America refranchising of $5 million and Latin America bottling operations of $32 million, which are included in the Bottling Investments operating segment.

[3]
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
Discontinued Operations
In October 2017, the Company and ABI completed the transition of ABI's controlling interest in CCBA to the Company for $3,150 million. We plan to hold our controlling interest in CCBA temporarily and are currently in discussions with several potential buyers, and anticipate divesting of this interest in 2018. Accordingly, we have presented the financial position and results of operations of CCBA as discontinued operations in the accompanying consolidated financial statements from its date of consolidation.

Upon consolidation of CCBA, we remeasured our previously held equity interests in CCBA and its South African subsidiary to fair value and recorded a gain on the remeasurement of $150 million. The fair values in our previously held equity investments in CCBA and its South African subsidiary were determined using income approaches, including discounted cash flow models (a Level 3 measurement), and the Company believes the inputs and assumptions used are consistent with those hypothetical marketplace participants would use. We recorded the noncontrolling interests of CCBA at an estimated fair value of $1,805 million. The fair value of the noncontrolling interests was assessed in a manner similar to our previously held equity investments.

The preliminary goodwill recorded at the time of the transaction was $4,262 million, none of which is tax deductible. This goodwill is in part due to the significant synergies that are expected from the consolidation of the bottling system in Southern and East Africa, especially within the country of South Africa. The initial accounting for the business combination is currently incomplete, although preliminary purchase accounting entries have been recorded. The disclosures that are expected to be impacted by the completion of purchase accounting are the classification of assets held for sale — discontinued operations and liabilities held for sale — discontinued operations in the notes to the consolidated financial statements.
The following table presents information related to the major classes of assets and liabilities of CCBA that were classified as held for sale — discontinued operations in our consolidated balance sheet (in millions):

December 31, 2017
Cash, cash equivalents and short-term investments	$97
Trade accounts receivable, less allowances	299
Inventories	299
Prepaid expenses and other assets	52
Equity method investments	7
Other assets	29
Property, plant and equipment — net	1,436
Goodwill	4,248
Other intangible assets	862
Assets held for sale — discontinued operations	$7,329
Accounts payable and accrued expenses	$598
Loans and notes payable	404
Current maturities of long-term debt	6
Accrued income taxes	40
Long-term debt	19
Other liabilities	10
Deferred income taxes	419
Liabilities held for sale — discontinued operations	$1,496
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
Trading Securities
As of December 31, 2017 and 2016, our trading securities had a fair value of $407 million and $384 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $67 million, $39 million and $19 million as of December 31, 2017, 2016 and 2015, respectively.
The Company's trading securities were included in the following line items in our consolidated balance sheets (in millions):

December 31,	2017	2016
Marketable securities	$295	$282
Other assets	112	102
Total	$407	$384

Available-for-Sale and Held-to-Maturity Securities
As of December 31, 2017 and 2016, the Company did not have any held-to-maturity securities. Available-for-sale securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
2017
Available-for-sale securities:[1]
Equity securities	$1,276	$685	$(66)	$1,895
Debt securities	5,782	157	(27)	5,912
Total	$7,058	$842	$(93)	$7,807
2016
Available-for-sale securities:[1]
Equity securities	$1,252	$425	$(22)	$1,655
Debt securities	4,700	89	(31)	4,758
Total	$5,952	$514	$(53)	$6,413

[1]	Refer to Note 16 for additional information related to the estimated fair value.
The sale and/or maturity of available-for-sale securities resulted in the following realized activity (in millions):

Year Ended December 31,	2017	2016	2015
Gross gains	$68	$152	$103
Gross losses	(32)	(51)	(42)
Proceeds	14,205	11,540	4,043
As of December 31, 2017 and 2016, the Company had investments classified as available-for-sale securities in which our cost basis exceeded the fair value of our investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
The Company uses two of its consolidated insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. In accordance with local insurance regulations, our insurance captives are required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which have been classified in the line item other assets in our consolidated balance sheets because the assets are not available to satisfy our current obligations. As of December 31, 2017 and 2016, the Company's available-for-sale securities included solvency capital funds of $1,159 million and $985 million, respectively.
As of December 31, 2017 and 2016, the Company did not have any held-to-maturity securities. The Company's available-for-sale securities were included in the following line items in our consolidated balance sheets (in millions):

December 31,	2017	2016
Cash and cash equivalents	$667	$682
Marketable securities	5,022	3,769
Other investments	953	849
Other assets	1,165	1,113
Total	$7,807	$6,413

The contractual maturities of these available-for-sale securities as of December 31, 2017 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$1,433	$1,491
After 1 year through 5 years	3,929	3,983
After 5 years through 10 years	103	117
After 10 years	317	321
Equity securities	1,276	1,895
Total	$7,058	$7,807
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of December 31, 2017 and 2016. Our cost method investments had a carrying value of $143 million and $140 million as of December 31, 2017 and 2016, respectively.
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

December 31,	2017	2016
Raw materials and packaging	$1,729	$1,565
Finished goods	693	844
Other	233	266
Total inventories	$2,655	$2,675
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
All derivatives are carried at fair value in our consolidated balance sheets, primarily in the following line items, as applicable: prepaid expenses and other assets; other assets; accounts payable and accrued expenses; and other liabilities. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2017	December 31, 2016
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$45	$400
Foreign currency contracts	Other assets	79	60
Interest rate contracts	Other assets	52	105
Total assets		$176	$565
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$69	$40
Foreign currency contracts	Other liabilities	9	54
Foreign currency contracts	Liabilities held for sale — discontinued operations	8	—
Commodity contracts	Accounts payable and accrued expenses	—	1
Commodity contracts	Liabilities held for sale — discontinued operations	4	—
Interest rate contracts	Accounts payable and accrued expenses	30	36
Interest rate contracts	Other liabilities	39	47
Total liabilities		$159	$178

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

[2]	Refer to Note 16 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2017	December 31, 2016
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$20	$284
Foreign currency contracts	Other assets	27	—
Commodity contracts	Prepaid expenses and other assets	25	27
Commodity contracts	Other assets	1	1
Other derivative instruments	Prepaid expenses and other assets	8	4
Other derivative instruments	Other assets	—	1
Total assets		$81	$317
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$69	$60
Foreign currency contracts	Other liabilities	28	16
Commodity contracts	Accounts payable and accrued expenses	7	16
Commodity contracts	Other liabilities	—	1
Interest rate contracts	Accounts payable and accrued expenses	—	8
Interest rate contracts	Other liabilities	—	1
Other derivative instruments	Accounts payable and accrued expenses	1	2
Other derivative instruments	Other liabilities	1	5
Total liabilities		$106	$109

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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program were $4,068 million and $6,074 million as of December 31, 2017 and 2016, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of the foreign currency denominated debt due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. During the year ended December 31, 2015, the Company discontinued the cash flow hedge relationships related to these swaps. Upon discontinuance, the Company recognized a loss of $92 million in other comprehensive income, which will be reclassified from AOCI into interest expense over the remaining life of the debt, a weighted-average period of approximately 10 years. The Company did not discontinue any cross-currency swaps designated as a cash flow hedge during the years ended December 31, 2017 and 2016. The total notional values of derivatives that have been designated as cash flow hedges for the Company's foreign currency denominated debt were $1,851 million as of December 31, 2017 and 2016, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $35 million and $12 million as of December 31, 2017 and 2016, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $500 million and $1,500 million as of December 31, 2017 and 2016, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the years ended December 31, 2017, 2016 and 2015 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2017
Foreign currency contracts	$(226)	Net operating revenues	$443	$1
Foreign currency contracts	(23)	Cost of goods sold	(2)	—	[2]
Foreign currency contracts	—	Interest expense	(9)	—
Foreign currency contracts	92	Other income (loss) — net	107	3
Foreign currency contracts	(3)	Income from discontinued operations	—	—
Interest rate contracts	(22)	Interest expense	(37)	2
Commodity contracts	(1)	Cost of goods sold	(1)	—
Commodity contracts	(5)	Income from discontinued operations	—	—
Total	$(188)		$501	$6
2016
Foreign currency contracts	$69	Net operating revenues	$567	$(3)
Foreign currency contracts	8	Cost of goods sold	35	(1)
Foreign currency contracts	—	Interest expense	(9)	—
Foreign currency contracts	13	Other income (loss) — net	(3)	(3)
Interest rate contracts	(126)	Interest expense	(17)	(2)
Commodity contracts	(1)	Cost of goods sold	(1)	—
Total	$(37)		$572	$(9)
2015
Foreign currency contracts	$949	Net operating revenues	$618	$12
Foreign currency contracts	60	Cost of goods sold	62	—	[2]
Foreign currency contracts	18	Interest expense	(9)	—
Foreign currency contracts	(38)	Other income (loss) — net	(40)	—
Interest rate contracts	(153)	Interest expense	(3)	1
Commodity contracts	(1)	Cost of goods sold	(3)	—
Total	$835		$625	$13

[1]	The Company records gains and losses reclassified from AOCI into income for the effective portion and ineffective portion, if any, to the same line items in our consolidated statements of income.

[2]	Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of December 31, 2017, the Company estimates that it will reclassify into earnings during the next 12 months net gains of $93 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized into earnings. As of December 31, 2017, such adjustments had cumulatively increased the carrying value of our long-term debt by $4 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $8,121 million and $6,158 million as of December 31, 2017 and 2016, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional values of derivatives that related to our fair value hedges of this type were $311 million and $1,163 million as of December 31, 2017 and 2016, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the years ended December 31, 2017, 2016 and 2015 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
2017
Interest rate contracts	Interest expense	$(69)
Fixed-rate debt	Interest expense	63
Net impact to interest expense		$(6)
Foreign currency contracts	Other income (loss) — net	$(37)
Available-for-sale securities	Other income (loss) — net	44
Net impact to other income (loss) — net		$7
Net impact of fair value hedging instruments		$1
2016
Interest rate contracts	Interest expense	$170
Fixed-rate debt	Interest expense	(152)
Net impact to interest expense		$18
Foreign currency contracts	Other income (loss) — net	$69
Available-for-sale securities	Other income (loss) — net	(73)
Net impact to other income (loss) — net		$(4)
Net impact of fair value hedging instruments		$14
2015
Interest rate contracts	Interest expense	$(172)
Fixed-rate debt	Interest expense	169
Net impact to interest expense		$(3)
Foreign currency contracts	Other income (loss) — net	$110
Available-for-sale securities	Other income (loss) — net	(131)
Net impact to other income (loss) — net		$(21)
Net impact of fair value hedging instruments		$(24)
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and non-derivative financial instruments to protect the value of our net investments in a number of foreign operations. During the years ended December 31, 2017, 2016 and 2015, the Company designated a portion of its euro-denominated debt as a hedge of a net investment in our European operations. The change in the carrying value of the designated portion of the euro-denominated debt due to changes in foreign currency exchange rates is recorded in net foreign currency translation adjustment, a component of AOCI. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation adjustment to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of December 31,		Year Ended December 31,
	2017	2016	2017	2016	2015
Foreign currency contracts	$—	$100	$(7)	$(237)	$661
Foreign currency denominated debt	13,147	11,113	(1,505)	304	(24)
Total	$13,147	$11,213	$(1,512)	$67	$637
The Company reclassified net deferred losses of $77 million related to the deconsolidation of our German bottling operations from AOCI into earnings during the year ended December 31, 2016. The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the years ended December 31, 2017 and 2015. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2017, 2016 and 2015. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statements of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $6,827 million and $5,276 million as of December 31, 2017 and 2016, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $357 million and $447 million as of December 31, 2017 and 2016, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the years ended December 31, 2017, 2016 and 2015 (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Year Ended December 31,
		2017	2016	2015
Foreign currency contracts	Net operating revenues	$(30)	$(45)	$41
Foreign currency contracts	Cost of goods sold	(1)	4	3
Foreign currency contracts	Other income (loss) — net	73	(168)	(92)
Commodity contracts	Net operating revenues	16	10	(16)
Commodity contracts	Cost of goods sold	15	75	(209)
Commodity contracts	Selling, general and administrative expenses	1	6	(25)
Interest rate contracts	Interest expense	—	(39)	—
Other derivative instruments	Selling, general and administrative expenses	46	16	1
Other derivative instruments	Other income (loss) — net	1	(15)	(37)
Total		$121	$(156)	$(334)
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
The Company's equity method investments include, but are not limited to, our ownership interests in CCEP, Monster, AC Bebidas, Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), Coca-Cola HBC AG ("Coca-Cola Hellenic"), and Coca-Cola Bottlers Japan Inc. ("CCBJI"). As of December 31, 2017, we owned approximately 18 percent, 18 percent, 20 percent, 28 percent, 23 percent, and 17 percent, respectively, of these companies' outstanding shares. As of December 31, 2017, our investment in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $9,932 million. This difference is not amortized.
A summary of financial information for our equity method investees in the aggregate is as follows (in millions):

Year Ended December 31,[1]	2017	2016	2015
Net operating revenues	$73,339	$58,054	$47,498
Cost of goods sold	42,867	34,338	28,749
Gross profit	$30,472	$23,716	$18,749
Operating income	$7,577	$5,652	$4,483
Consolidated net income	$4,545	$2,967	$2,299
Less: Net income attributable to noncontrolling interests	120	78	65
Net income attributable to common shareowners	$4,425	$2,889	$2,234
Equity income (loss) — net	$1,071	$835	$489
1 The financial information represents the results of the equity method investees during the Company's period of ownership.

December 31,	2017	2016
Current assets	$25,023	$19,586
Noncurrent assets	66,578	58,529
Total assets	$91,601	$78,115
Current liabilities	$17,890	$16,125
Noncurrent liabilities	29,986	25,610
Total liabilities	$47,876	$41,735
Equity attributable to shareowners of investees	$41,773	$35,204
Equity attributable to noncontrolling interests	1,952	1,176
Total equity	$43,725	$36,380
Company equity investment	$20,856	$16,260
Net sales to equity method investees, the majority of which are located outside the United States, were $14,144 million, $10,495 million and $8,984 million in 2017, 2016 and 2015, respectively. The increase in net sales to equity method investees in 2017 was primarily due to our acquisition of equity method investments in CCEP and AC Bebidas, as well as the integration of Coca-Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") to establish CCBJI in 2017. Refer to Note 2. Total payments, primarily marketing, made to equity method investees were $930 million, $946 million and $1,380 million in 2017, 2016 and 2015, respectively. In addition, purchases of beverage products from equity method investees were $1,298 million, $1,857 million and $1,131 million in 2017, 2016 and 2015, respectively. The decrease in purchases of beverage products in 2017 was primarily due to reduced purchases of Monster products as a result of North America refranchising activities. Refer to Note 2.
If valued at the December 31, 2017 quoted closing prices of shares actively traded on stock markets, the value of our equity method investments in publicly traded bottlers would have exceeded our carrying value by $8,504 million. However, the carrying value of our investment in CCEP exceeded the fair value of the investment as of December 31, 2017 by $196 million. Based on the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge.
Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $2,053 million and $1,696 million as of December 31, 2017 and 2016, respectively. The total amount of dividends received from equity method investees was $443 million, $386 million and $367 million for the years ended December 31, 2017, 2016 and 2015, respectively. The amount of consolidated reinvested earnings that represents undistributed earnings of investments accounted for under the equity method as of December 31, 2017 was $4,471 million.
NOTE 7: PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment (in millions):

December 31,	2017	2016
Land	$334	$589
Buildings and improvements	3,917	4,574
Machinery, equipment and vehicle fleet	12,198	16,093
	16,449	21,256
Less accumulated depreciation	8,246	10,621
Property, plant and equipment — net	$8,203	$10,635

NOTE 8: INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets (in millions):

December 31,	2017	2016
Trademarks[1]	$6,729	$6,097
Bottlers' franchise rights[2]	138	3,676
Goodwill	9,401	10,629
Other	106	128
Indefinite-lived intangible assets	$16,374	$20,530
1 The increase in 2017 was primarily due to the acquisitions of AdeS and the U.S. rights to Topo Chico. Refer to Note 2.
2 The decrease in 2017 was primarily the result of additional North America bottling territories being refranchised. Refer to Note 2.

The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Total
2016
Balance at beginning of year	$638	$123	$8,311	$133	$2,084	$11,289
Effect of foreign currency translation	(10)	(6)	—	(11)	(6)	(33)
Acquisitions[1]	—	—	—	6	—	6
Adjustments related to the finalization of purchase accounting[1]	—	—	10	—	—	10
Impairment	—	—	—	—	(10)	(10)
Divestitures, deconsolidations and other[1]	—	—	—	—	(633)	(633)
Balance at end of year	$628	$117	$8,321	$128	$1,435	$10,629
2017
Balance at beginning of year	$628	$117	$8,321	$128	$1,435	$10,629
Effect of foreign currency translation	75	8	—	(1)	5	87
Acquisitions[1]	—	25	28	—	3	56
Adjustments related to the finalization of purchase accounting[1]	—	—	—	18	—	18
Impairment	—	—	—	—	(390)	(390)
Divestitures, deconsolidations and other[1,2]	—	—	—	—	(999)	(999)
Balance at end of year	$703	$150	$8,349	$145	$54	$9,401

[1]	Refer to Note 2 for information related to the Company's acquisitions and divestitures.

[2]	The 2017 decrease in the Bottling Investments segment was primarily a result of additional North America bottling territories being refranchised. Refer to Note 2.

Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets (in millions):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships[1]	$205	$(143)	$62	$392	$(185)	$207
Bottlers' franchise rights[1]	213	(152)	61	487	(381)	106
Trademarks	182	(73)	109	228	(64)	164
Other	94	(64)	30	179	(58)	121
Total	$694	$(432)	$262	$1,286	$(688)	$598

[1]	The decrease in 2017 was primarily due to the derecognition of intangible assets as a result of the North America refranchising. Refer to Note 2.
Total amortization expense for intangible assets subject to amortization was $68 million, $139 million and $156 million in 2017, 2016 and 2015, respectively.
Based on the carrying value of definite-lived intangible assets as of December 31, 2017, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense
2018	$57
2019	44
2020	38
2021	28
2022	28
NOTE 9: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2017		2016
Accrued marketing	$2,108		$2,186
Trade accounts payable	2,288		2,682
Other accrued expenses	3,071		2,593
Accrued compensation	854		857
Deferred tax liabilities	—	[1]	692
Sales, payroll and other taxes	347		372
Container deposits	80		108
Accounts payable and accrued expenses	$8,748		$9,490

[1]	As a result of our adoption of ASU 2015-17, all deferred tax liabilities are now recorded in noncurrent liabilities. Refer to Note 1.
NOTE 10: DEBT AND BORROWING ARRANGEMENTS
Short-Term Borrowings
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2017 and 2016, we had $12,931 million and $12,330 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 1.4 percent and 0.8 percent per year as of December 31, 2017 and 2016, respectively. In addition, we had $9,199 million in lines of credit and other short-term credit facilities as of December 31, 2017. The Company's total lines of credit included $274 million that was outstanding and primarily related to our international operations.

Included in the credit facilities discussed above, the Company had $7,295 million in lines of credit for general corporate purposes. These backup lines of credit expire at various times from 2018 through 2022. There were no borrowings under these backup lines of credit during 2017. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.
Long-Term Debt
During 2017, the Company issued U.S. dollar- and euro-denominated debt of $1,000 million and €2,500 million, respectively. The carrying value of this debt as of December 31, 2017, was $3,974 million. The general terms of the notes issued are as follows:

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
During 2017, the Company retired upon maturity €2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three-month EURIBOR plus 0.15 percent, $206 million total principal amount of notes due August 1, 2017, at a fixed interest rate of 7.125 percent, SFr200 million total principal amount of notes due October 2, 2017, at a fixed interest rate of 0.00 percent, $750 million total principal amount of notes due October 27, 2017, at a fixed interest rate of 0.875 percent, and $225 million total principal amount of notes due November 16, 2017, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 0.05 percent. The Company also extinguished a portion of the long-term debt that was assumed in connection with our acquisition of CCE's former North America business ("Old CCE"). The extinguished notes had a carrying value of $417 million, which included fair value adjustments recorded as part of purchase accounting. The general terms of the notes extinguished were as follows:

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
The Company recorded a net charge of $38 million in the line item interest expense in our consolidated statement of income during the year ended December 31, 2017. This net charge was due to the early extinguishment of long-term debt described above. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished.
During 2016, the Company issued Australian dollar-, euro- and U.S. dollar-denominated debt of AUD1,000 million, €500 million and $3,725 million, respectively. The general terms of the notes issued are as follows:

•	AUD450 million total principal amount of notes due June 9, 2020, at a fixed interest rate of 2.60 percent;

•	AUD550 million total principal amount of notes due June 11, 2024, at a fixed interest rate of 3.25 percent;

•	$225 million total principal amount of notes due November 16, 2017, at a variable interest rate equal to the three-month LIBOR plus 0.05 percent;

•	$1,000 million total principal amount of notes due May 30, 2019, at a fixed interest rate of 1.375 percent;

•	$1,000 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 1.55 percent;

•	$500 million total principal amount of notes due June 1, 2026, at a fixed interest rate of 2.55 percent;

•	$1,000 million total principal amount of notes due September 1, 2026, at a fixed interest rate of 2.25 percent; and

•	€500 million total principal amount of notes due September 2, 2036, at a fixed interest rate of 1.10 percent.
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
During 2015, the Company issued SFr1,325 million, €8,500 million and $4,000 million of long-term debt. The general terms of the notes issued are as follows:

•	SFr200 million total principal amount of notes due October 2, 2017, at a fixed interest rate of 0.00 percent;

•	SFr550 million total principal amount of notes due December 22, 2022, at a fixed interest rate of 0.25 percent;

•	SFr575 million total principal amount of notes due October 2, 2028, at a fixed interest rate of 1.00 percent;

•	€2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three-month EURIBOR plus 0.15 percent;

•	€2,000 million total principal amount of notes due September 9, 2019, at a variable interest rate equal to the three-month EURIBOR plus 0.23 percent;

•	€1,500 million total principal amount of notes due March 9, 2023, at a fixed interest rate of 0.75 percent;

•	€1,500 million total principal amount of notes due March 9, 2027, at a fixed interest rate of 1.125 percent;

•	€1,500 million total principal amount of notes due March 9, 2035, at a fixed interest rate of 1.625 percent;

•	$750 million total principal amount of notes due October 27, 2017, at a fixed interest rate of 0.875 percent;

•	$1,500 million total principal amount of notes due October 27, 2020, at a fixed interest rate of 1.875 percent; and

•	$1,750 million total principal amount of notes due October 27, 2025, at a fixed interest rate of 2.875 percent.
During 2015, the Company retired $3,500 million of long-term debt upon maturity. The Company also extinguished $2,039 million of long-term debt prior to maturity, incurring associated charges of $320 million recorded in the line item interest expense in our consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. The general terms of the notes that were extinguished were as follows:

•	$1,148 million total principal amount of notes due November 15, 2017, at a fixed interest rate of 5.35 percent; and

•	$891 million total principal amount of notes due March 15, 2019, at a fixed interest rate of 4.875 percent.

The Company's long-term debt consisted of the following (in millions, except average rate data):

	December 31, 2017		December 31, 2016
	Amount	Average Rate [1]	Amount	Average Rate[1]
U.S. dollar notes due 2018–2093	$16,854	2.3%	$16,922	2.0%
U.S. dollar debentures due 2018–2098	1,559	5.5	2,111	4.1
U.S. dollar zero coupon notes due 2020[2]	158	8.4	153	8.4
Australian dollar notes due 2020–2024	760	2.1	741	1.2
Euro notes due 2019–2036	13,663	0.7	11,567	0.7
Swiss franc notes due 2022–2028	1,148	3.0	1,304	2.5
Other, due through 2098[3]	325	3.4	316	3.5
Fair value adjustment[4]	13	N/A	97	N/A
Total[5,6]	34,480	1.8%	33,211	1.7%
Less current portion	3,298		3,527
Long-term debt	$31,182		$29,684

[1]
These rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effects of interest rate swap agreements, cross-currency swap agreements and fair value adjustments, if applicable. Refer to Note 5 for a more detailed discussion on interest rate management.

[2]	This amount is shown net of unamortized discounts of $13 million and $18 million as of December 31, 2017 and 2016, respectively.

[3]	As of December 31, 2017, the amount shown includes $165 million of debt instruments that are due through 2031.

[4]	Amount represents changes in fair value due to changes in benchmark interest rates. Refer to Note 5 for additional information about our fair value hedging strategy.

[5]
As of December 31, 2017 and 2016, the fair value of our long-term debt, including the current portion, was $35,169 million and $33,752 million, respectively. The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments.

[6]	The above notes and debentures include various restrictions, none of which is presently significant to our Company.
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from Old CCE's former North America business in 2010 of $263 million and $361 million as of December 31, 2017 and 2016, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2017, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 24 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Total interest paid was $757 million, $663 million and $515 million in 2017, 2016 and 2015, respectively.
Maturities of long-term debt for the five years succeeding December 31, 2017, are as follows (in millions):

Maturities of Long-Term Debt
2018	$3,298
2019	5,209
2020	4,298
2021	2,930
2022	2,480
NOTE 11: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2017, we were contingently liable for guarantees of indebtedness owed by third parties of $609 million, of which $256 million was related to VIEs. Refer to Note 1 for additional information related to the Company's maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Indemnifications
At the time we acquire or divest an interest in an entity, we sometimes agree to indemnify the seller or buyer for specific contingent liabilities. Management believes that any liability to the Company that may arise as a result of any such indemnification agreements will not have a material adverse effect on the Company taken as a whole. Refer to Note 2.
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
During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provided prospective penalty protection as long as the Company followed the prescribed methodology and material facts and circumstances and relevant federal tax law have not changed. On February 11, 2016, the IRS notified the Company, without further explanation, that the IRS had determined that material facts and circumstances and relevant federal tax law had changed permitting it to assert penalties. The Company does not agree with this determination. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
The Notice represents a repudiation of the methodology previously adopted in the 1996 closing agreement. The IRS designated the matter for litigation on October 15, 2015. To the extent the matter remains designated, the Company will be prevented from pursuing any administrative settlement at IRS Appeals or under the IRS Advance Pricing and Mutual Agreement Program.
The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to resolve this matter. To that end, the Company filed a petition in the U.S. Tax Court on

December 14, 2015, and the IRS filed its answer on February 12, 2016. On October 4, 2017, the IRS filed an amended answer to the Company's petition in which it increased its transfer pricing adjustment by $385 million resulting in an additional tax adjustment of $135 million. A trial date has been set for March 5, 2018. The Company intends to vigorously defend its position and is confident in its ability to prevail on the merits.
On June 20, 2017, the Company filed a motion for summary judgment on the portion of the IRS' adjustments related to our licensee in Mexico. On December 14, 2017, the U.S. Tax Court issued a decision on the summary judgment motion in favor of the Company. This decision effectively reduced the IRS' potential tax adjustment by approximately $138 million.
The Company regularly assesses the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of its tax reserves. The Company believes that the final adjudication of this matter will not have a material impact on its consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail in any material respect on its assertions, the additional tax, interest and any potential penalties could have a material adverse impact on the Company's financial position, results of operations and cash flows.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $480 million and $527 million as of December 31, 2017 and 2016, respectively.
Workforce (Unaudited)
We refer to our employees as "associates." As of December 31, 2017, our Company had approximately 61,800 associates, of which approximately 12,400 associates were located in the United States. Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2017, approximately 3,700 associates, excluding seasonal hires, in North America were covered by collective bargaining agreements. These agreements typically have terms of three years to five years years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire. The Company believes that its relations with its associates are generally satisfactory.
Operating Leases
The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2017 (in millions):

Year Ended December 31,	Operating Lease Payments
2018	$130
2019	85
2020	69
2021	59
2022	52
Thereafter	147
Total minimum operating lease payments[1]	$542

[1]	Income associated with sublease arrangements is not significant.
NOTE 12: STOCK-BASED COMPENSATION PLANS
Our Company grants awards under its stock-based compensation plans to certain employees of the Company. Total stock-based compensation expense was $219 million, $258 million and $236 million in 2017, 2016 and 2015, respectively, and was included as a component of selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in our consolidated statements of income related to awards under these plans was $44 million, $71 million and $65 million in 2017, 2016 and 2015, respectively. Beginning in 2015, certain employees who had previously been eligible for long-term equity awards received long-term performance cash awards. Employees who receive these performance cash awards do not receive equity awards as part of the long-term incentive program. In late 2017, the Company changed the long-term incentive program for certain employees previously eligible for the performance cash award. These employees no longer participate in the long-term incentive program and were issued a final restricted stock unit award that vests ratably over five years.
As of December 31, 2017, we had $286 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans. This cost is expected to be recognized over a weighted-average period of 3.0 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
The Coca-Cola Company 2014 Equity Plan ("2014 Equity Plan") was approved by shareowners in April 2014. Under the 2014 Equity Plan, a maximum of 500 million shares of our common stock was approved to be issued, through the grant of equity awards, to certain employees. The 2014 Equity Plan allows for grants of stock options, performance share units, restricted stock units, restricted stock and other specified award types, including cash awards with performance-based vesting criteria. Beginning in 2015, the 2014 Equity Plan was the primary plan in use for equity awards and performance cash awards. There were no grants made from the 2014 Equity Plan prior to 2015. As of December 31, 2017, there were 413.6 million shares available to be granted under the 2014 Equity Plan. In addition to the 2014 Equity Plan, there were 2.7 million shares available to be granted under stock option plans approved by shareowners in 1999 and 2008 and 0.2 million shares available to be granted under a restricted stock award plan approved by shareowners in 1989.
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

	2017	2016	2015
Fair value of stock options at grant date	$3.98	$4.17	$4.38
Dividend yield[1]	3.6%	3.2%	3.1%
Expected volatility[2]	15.5%	16.0%	16.0%
Risk-free interest rate[3]	2.2%	1.5%	1.8%
Expected term of the stock options[4]	6 years	6 years	6 years

[1]	The dividend yield is the calculated yield on the Company's stock at the time of the grant.

[2]	Expected volatility is based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock and other factors.

[3]	The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

[4]	The expected term of the stock options represents the period of time that options granted are expected to be outstanding and is derived by analyzing historical exercise behavior.
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

Stock option activity for all plans for the year ended December 31, 2017, was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2017	220	$33.70
Granted	9	40.89
Exercised	(53)	30.28
Forfeited/expired	(3)	38.34
Outstanding on December 31, 2017[1]	173	$35.02	4.84 years	$1,879
Expected to vest	171	$34.96	4.81 years	$1,869
Exercisable on December 31, 2017	142	$33.89	4.27 years	$1,700

[1]
Includes 0.3 million stock option replacement awards in connection with our acquisition of Old CCE's North America business in 2010. These options had a weighted-average exercise price of $12.86 and generally vest over 3 years and expire 10 years from the original date of grant.

The total intrinsic value of the stock options exercised was $744 million, $787 million and $594 million in 2017, 2016 and 2015, respectively. The total shares exercised were 53 million, 50 million and 44 million in 2017, 2016 and 2015, respectively.
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
Performance share units are generally settled in stock, except for certain circumstances such as death or disability, in which case former employees or their beneficiaries are provided a cash equivalent payment. As of December 31, 2017, performance share units of 2,088,000, 2,985,000 and 3,139,000 were outstanding for the 2015–2017, 2016–2018 and 2017–2019 performance periods, respectively, based on the target award amounts in the performance share unit agreements.

The following table summarizes information about performance share units based on the target award amounts in the performance share unit agreements:

	Performance Share Units (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2017	9,773	$35.77
Granted	4,133	34.75
Conversions to restricted stock units[1]	(4,851)	32.35
Paid in cash equivalent	(11)	34.15
Canceled/forfeited	(832)	37.20
Outstanding on December 31, 2017[2]	8,212	$37.14

[1]
Represents the target amount of performance share units converted to restricted stock units for the 2014–2016 performance period. The vesting of restricted stock units is subject to the terms of the performance share unit agreements.

[2]	The outstanding performance share units as of December 31, 2017, at the threshold award and maximum award levels were 2.2 million and 15.4 million, respectively.
The weighted-average grant date fair value of performance share units granted was $34.75 in 2017, $39.70 in 2016 and $37.99 in 2015. The Company did not convert any performance share units into cash equivalent payments in 2015. The Company converted performance share units of 11,052 in 2017 and 52,545 in 2016 to cash equivalent payments of $0.4 million and $1.9 million, respectively, to former employees or their beneficiaries due to certain events such as death or disability.
The following table summarizes information about nonvested performance-based restricted stock units based on the performance share units' certified award level:

	Restricted Stock Units (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested on January 1, 2017	—	$—
Conversions from performance share units	7,181	32.33
Vested and released	(3)	32.35
Canceled/forfeited	(430)	32.30
Nonvested on December 31, 2017	6,748	$32.35
The total intrinsic value of restricted shares that were vested and released was less than $1 million in both 2017 and 2016 and $5 million in 2015. The total restricted share units vested and released were 3,037 in 2017, 7,101 in 2016 and 130,017 in 2015.
Time-Based Restricted Stock and Restricted Stock Unit Awards
Prior to the release date, time-based restricted stock and restricted stock units granted from the 2014 Equity Plan do not entitle participants to vote or receive dividends and will be forfeited in the event of the recipient's termination of employment, except for reasons such as death or disability. Certain other time-based restricted stock awards entitle participants to vote and receive dividends. The fair value of the restricted stock and restricted stock units expected to vest and be released is expensed on a straight-line basis over the vesting period. As of December 31, 2017, the Company had outstanding nonvested time-based restricted stock, including restricted stock units, of 3,534,660, most of which do not pay dividends or have voting rights.
The following table summarizes information about nonvested time-based restricted stock awards:

	Restricted Stock and Stock Units (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2017	770	$37.54
Granted	2,994	41.62
Vested and released	(179)	37.36
Forfeited/expired	(50)	38.35
Outstanding on December 31, 2017	3,535	$40.99

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
We refer to the funded defined benefit pension plan in the United States that is not associated with collective bargaining organizations as the "primary U.S. plan." As of December 31, 2017, the primary U.S. plan represented 64 percent and 65 percent of the Company's consolidated projected benefit obligation and pension assets, respectively.
Obligations and Funded Status
The following table sets forth the changes in benefit obligations and the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
Year Ended December 31,	2017	2016	2017	2016
Benefit obligation at beginning of year[1]	$9,428	$9,159	$962	$940
Service cost	197	239	17	22
Interest cost	306	319	29	31
Foreign currency exchange rate changes	150	(38)	4	(2)
Amendments	1	17	(21)	(4)
Actuarial loss (gain)	420	441	(28)	20
Benefits paid[2]	(341)	(346)	(71)	(64)
Divestitures[3]	(7)	(16)	(66)	(2)
Settlements[4]	(832)	(384)	—	—
Curtailments[4]	(10)	—	(48)	(17)
Special termination benefits[4]	106	37	—	2
Other	37	—	4	36
Benefit obligation at end of year[1]	$9,455	$9,428	$782	$962
Fair value of plan assets at beginning of year	$8,371	$7,689	$255	$245
Actual return on plan assets	1,139	690	31	8
Employer contributions	181	718	—	—
Foreign currency exchange rate changes	196	(70)	—	—
Benefits paid	(285)	(270)	(3)	(3)
Divestitures[3]	—	(16)	—	—
Settlements[4]	(794)	(374)	—	—
Other	35	4	5	5
Fair value of plan assets at end of year	$8,843	$8,371	$288	$255
Net liability recognized	$(612)	$(1,057)	$(494)	$(707)

[1]
For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $9,175 million and $9,141 million as of December 31, 2017 and 2016, respectively.

[2]
Benefits paid to pension plan participants during 2017 and 2016 included $56 million and $76 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. Benefits paid to participants of other benefit plans during 2017 and 2016 included $68 million and $61 million, respectively, that were paid from Company assets.

[3]	Divestitures were primarily related to the deconsolidation of the Company's German bottling operations in May 2016 and the Company's North America refranchising in 2017. Refer to Note 2.

[4]
Settlements, curtailments and special termination benefits were primarily related to the Company's North America refranchising and productivity, restructuring and integration initiatives. Refer to Note 2 and Note 18.

Pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2017	2016	2017	2016
Noncurrent asset	$921	$572	$—	$—
Current liability	(72)	(71)	(21)	(23)
Long-term liability	(1,461)	(1,558)	(473)	(684)
Net liability recognized	$(612)	$(1,057)	$(494)	$(707)
Certain of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2017	2016
Projected benefit obligation	$7,833	$7,907
Fair value of plan assets	6,330	6,303
Certain of our pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2017	2016
Accumulated benefit obligation	$7,614	$7,668
Fair value of plan assets	6,305	6,257
Pension Plan Assets
The following table presents total assets for our U.S. and non-U.S. pension plans (in millions):

	U.S. Plans		Non-U.S. Plans
December 31,	2017	2016	2017	2016
Cash and cash equivalents	$454	$229	$237	$173
Equity securities:
U.S.-based companies	1,427	1,208	670	619
International-based companies	911	451	554	488
Fixed-income securities:
Government bonds	183	395	191	131
Corporate bonds and debt securities	785	854	42	142
Mutual, pooled and commingled funds[1]	215	693	766	440
Hedge funds/limited partnerships	939	1,172	44	41
Real estate	596	521	2	2
Other	518	538	309	274
Total pension plan assets[2]	$6,028	$6,061	$2,815	$2,310

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
The guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Additionally, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2017, no investment manager was responsible for more than 9 percent of total U.S. plan assets.
Our target allocation of 42 percent equity investments is composed of 60 percent global equities, 16 percent emerging market equities and 24 percent domestic small- and mid-cap equities. Optimal returns through our investments in global equities are achieved through security selection as well as country and sector diversification. Investments in the common stock of our Company accounted for approximately 4 percent of our total global equities and approximately 2 percent of total U.S. plan assets. Our investments in global equities are intended to provide diversified exposure to both U.S. and non-U.S. equity markets. Our investments in both emerging market equities and domestic small- and mid-cap equities may experience large swings in their market value. Our investments in these asset classes are selected based on capital appreciation potential.
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
Investment Strategy for Non-U.S. Pension Plans
As of December 31, 2017, the long-term target allocation for 73 percent of our international subsidiaries' pension plan assets, primarily certain of our European and Canadian plans, is 71 percent equity securities, 10 percent fixed-income securities and 19 percent other investments. The actual allocation for the remaining 27 percent of the Company's international subsidiaries' plan assets consisted of 55 percent mutual, pooled and commingled funds; 5 percent fixed-income securities; and 40 percent other investments. The investment strategies for our international subsidiaries' plans differ greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.
Other Postretirement Benefit Plan Assets
Plan assets associated with other postretirement benefits primarily represent funding of one of the U.S. postretirement benefit plans through a Voluntary Employee Beneficiary Association ("VEBA"), a tax-qualified trust. The VEBA assets are primarily invested in liquid assets due to the level and timing of expected future benefit payments.

The following table presents total assets for our other postretirement benefit plans (in millions):

December 31,	2017	2016
Cash and cash equivalents	$78	$2
Equity securities:
U.S.-based companies	96	116
International-based companies	8	8
Fixed-income securities:
Government bonds	2	3
Corporate bonds and debt securities	7	6
Mutual, pooled and commingled funds	80	103
Hedge funds/limited partnerships	8	9
Real estate	5	4
Other	4	4
Total other postretirement benefit plan assets[1]	$288	$255

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

Components of Net Periodic Benefit Cost
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits			Other Benefits
Year Ended December 31,	2017	2016	2015	2017	2016	2015
Service cost	$197	$239	$265	$17	$22	$27
Interest cost	306	319	379	29	31	37
Expected return on plan assets[1]	(650)	(653)	(705)	(12)	(11)	(11)
Amortization of prior service credit	—	(2)	(2)	(18)	(19)	(19)
Amortization of actuarial loss[2]	175	183	199	8	7	10
Net periodic benefit cost	28	86	136	24	30	44
Settlement charges[3]	228	118	149	—	—	—
Curtailment charge (credit)[3]	4	—	—	(79)	—	—
Special termination benefits[3]	106	37	20	—	1	2
Other	2	(3)	—	—	23	—
Total cost (income) recognized in consolidated statements of income	$368	$238	$305	$(55)	$54	$46

[1]	The Company has elected to use the actual fair value of plan assets as the market-related value of assets in the determination of the expected return on plan assets.

[2]
Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10 percent of the greater of the benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the plan participants.

[3]
The settlement charges, curtailment charge (credit) and special termination benefits were primarily related to the Company's North America refranchising and productivity, restructuring and integration initiatives. Refer to Note 2 and Note 18.

The following table sets forth the changes in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits				Other Benefits
Year Ended December 31,	2017		2016		2017		2016
Balance in AOCI at beginning of year	$(2,932)		$(2,907)		$(48)		$(26)
Recognized prior service cost (credit)	4		(2)		(54)	[4]	(28)	[5]
Recognized net actuarial loss (gain)	403	[2]	301	[3]	(36)	[4]	7
Prior service credit (cost) arising in current year	(1)		(17)		21		4
Net actuarial (loss) gain arising in current year	75		(404)		92	[4]	(6)	[5]
Impact of divestitures[1]	—		64		—		—
Foreign currency translation gain (loss)	(42)		33		(1)		1
Balance in AOCI at end of year	$(2,493)		$(2,932)		$(26)		$(48)

[1]	Related to the deconsolidation of our German bottling operations. Refer to Note 2.

[2]	Includes $228 million of recognized net actuarial losses due to the impact of settlements.

[3]	Includes $118 million of recognized net actuarial losses due to the impact of settlements.

[4]	Includes $36 million of recognized prior service credit, $43 million of recognized net actuarial gains and $45 million of actuarial gains arising in the current year due to the impact of curtailments.
5 Includes $9 million of recognized prior service credit and $17 million of actuarial gains arising in the current year due to the impact of curtailments.
The following table sets forth amounts in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2017	2016	2017	2016
Prior service credit (cost)	$(10)	$(14)	$36	$69
Net actuarial loss	(2,483)	(2,918)	(62)	(117)
Balance in AOCI at end of year	$(2,493)	$(2,932)	$(26)	$(48)
Amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2018 are as follows (in millions, pretax):

	Pension Benefits	Other Benefits
Amortization of prior service cost (credit)	$(3)	$(14)
Amortization of actuarial loss	147	4
Total	$144	$(10)
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2017	2016	2017	2016
Discount rate	3.50%	4.00%	3.50%	4.00%
Rate of increase in compensation levels	3.50%	3.75%	N/A	N/A
Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
Year Ended December 31,	2017	2016	2015	2017	2016	2015
Discount rate	4.00%	4.25%	3.75%	4.00%	4.25%	3.75%
Rate of increase in compensation levels	3.75%	3.50%	3.50%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.25%	8.25%	4.75%	4.75%	4.75%

The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2017 net periodic pension cost for the U.S. plans was 8.00 percent. As of December 31, 2017, the 5-year, 10-year and 15-year annualized return on plan assets for the primary U.S. plan was 8.8 percent, 5.4 percent and 8.5 percent, respectively. The annualized return since inception was 10.7 percent.
The assumed health care cost trend rates are as follows:

December 31,	2017	2016
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2021
The Company's U.S. postretirement benefit plans are primarily defined dollar benefit plans that limit the effects of medical inflation because the plans have established dollar limits for determining our contributions. As a result, the effect of a 1 percentage point change in the assumed health care cost trend rate would not be significant to the Company.
The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. Rates for U.S. and certain non-U.S. plans at December 31, 2017, were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For other non-U.S. plans, we base the discount rate on comparable indices within each of the countries. The rate of compensation increase assumption is determined by the Company based upon annual reviews. We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.
Effective January 1, 2016, for benefit plans using the yield curve approach, the Company changed the method used to calculate the service cost and interest cost components of net periodic benefit cost for pension and other postretirement benefit plans and is measuring these components by applying the specific spot rates along the yield curve to the plans' projected cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and the corresponding spot rates. The change did not affect the measurement of the Company's pension and other postretirement benefit obligations for those plans and was accounted for as a change in accounting estimate, which was applied prospectively.
Cash Flows
Our estimated future benefit payments for funded and unfunded plans are as follows (in millions):

Year Ended December 31,	2018	2019	2020	2021	2022	2023–2027
Pension benefit payments	$713	$461	$482	$489	$500	$2,642
Other benefit payments[1]	64	62	61	59	57	258
Total estimated benefit payments	$777	$523	$543	$548	$557	$2,900

[1]
The expected benefit payments for our other postretirement benefit plans are net of estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to be $4 million for the period 2018–2022, and $3 million for the period 2023–2027.

The Company anticipates making pension contributions in 2018 of $59 million, all of which will be allocated to our international plans. The majority of these contributions are required by funding regulations or law.
Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the largest U.S. defined contribution plan, we match participants' contributions up to a maximum of 3.5 percent of compensation, subject to certain limitations. Company costs related to the U.S. plans were $61 million, $82 million and $94 million in 2017, 2016 and 2015, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company costs associated with those plans were $35 million, $37 million and $35 million in 2017, 2016 and 2015, respectively.

Multi-Employer Pension Plans
As a result of our acquisition of Old CCE's North America business in 2010, the Company participates in various multi-employer pension plans in the United States. Multi-employer pension plans are designed to cover employees from multiple employers and are typically established under collective bargaining agreements. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan.
Multi-employer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions.
The Company's expense for U.S. multi-employer pension plans totaled $35 million, $41 million and $40 million in 2017, 2016 and 2015, respectively. The plans we currently participate in have contractual arrangements that extend into 2021. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we currently participate, we would need to record the appropriate withdrawal liabilities at that time.
NOTE 14: INCOME TAXES
Income from continuing operations before income taxes consisted of the following (in millions):

Year Ended December 31,	2017		2016		2015
United States	$(690)	[1]	$113	[1]	$1,801	[1]
International	7,432		8,023		7,804
Total	$6,742		$8,136		$9,605
1 Includes charges of $2,140 million, $2,456 million and $1,006 million related to refranchising certain bottling territories in North America in 2017, 2016 and 2015, respectively. Refer to Note 2.
Income taxes from continuing operations consisted of the following for the years ended December 31, 2017, 2016 and 2015 (in millions):

	United States		State and Local	International		Total
2017
Current	$5,438	[1]	$121	$1,257		$6,816
Deferred	(1,783)	[1,2]	14	513	[1]	(1,256)
2016
Current	$1,147		$113	$1,182		$2,442
Deferred	(838)	[2]	(91)	73		(856)
2015
Current	$711		$69	$1,386		$2,166
Deferred	120		45	(92)		73
1 Includes our reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax resulting from the Tax Cuts and Jobs Act ("Tax Reform Act") that was signed into law on December 22, 2017. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of prescribed foreign earnings was $4.6 billion of tax expense based on cumulative prescribed foreign earnings estimated to be $42 billion. The provisional amount that was primarily related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a net deferred tax benefit of $1.0 billion.
2 Includes the benefit from charges related to refranchising certain bottling territories in North America. Refer to Note 2.
Income taxes from discontinued operations consisted of $55 million of current expense and $8 million of deferred tax benefit for the year ended December 31, 2017.
We made income tax payments of $1,904 million, $1,554 million and $2,357 million in 2017, 2016 and 2015, respectively.
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35.0 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2018 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $221 million, $105 million and

$223 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2017		2016		2015
Statutory U.S. federal tax rate	35.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	1.2		1.2		1.2
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(9.7)		(17.5)	[5]	(12.7)
Equity income or loss	(3.4)		(3.0)		(1.7)
Tax Reform Act	53.5	[1]	—		—
Other — net	5.9	[2,3,4]	3.8	[6]	1.5
Effective tax rate	82.5%		19.5%		23.3%
1 Includes net tax expense of $3,610 million primarily related to our reasonable estimate of the one-time transition tax resulting from the Tax Reform Act that was signed into law on December 22, 2017, partially offset by the impact of the lower rate introduced by the Tax Reform Act on our existing deferred tax balances.
2 Includes excess tax benefits of $132 million (or a 2 percent impact on our effective tax rate) recognized as awards issued under the Company's share-based compensation arrangements vested or were settled.
3 Includes net tax expense of $1,048 million on a pretax gain of $1,037 million (or a 10.2 percent impact on our effective tax rate) related to the Southwest Transaction, in conjunction with which we obtained an equity interest in AC Bebidas. The Company accounts for its interest in AC Bebidas as an equity method investment and the net tax expense was primarily the result of the deferred tax recorded on the basis difference in this investment. Refer to Note 2.
4 Includes a $156 million net tax benefit related to the impact of manufacturing incentives and permanent book to tax adjustments.
5 Includes tax expense of $97 million related to a pretax gain of $1,323 million (or a 4.5 percent impact on our effective tax rate) related to the deconsolidation of our German bottling operations. Refer to Note 2.
6 Includes tax expense of $157 million (or a 1.9 percent impact on our effective tax rate) primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in certain domestic jurisdictions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. U.S. tax authorities have completed their federal income tax examinations for all years prior to 2007. With respect to state and local jurisdictions and countries outside the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2003. For U.S. federal and state tax purposes, the net operating losses and tax credit carryovers acquired in connection with our acquisition of Old CCE's North America business that were generated between the years of 1990 through 2010 are subject to adjustments until the year in which they are actually utilized is no longer subject to examination. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.
On September 17, 2015, the Company received a Notice from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 11.
As of December 31, 2017, the gross amount of unrecognized tax benefits was $331 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $205 million, exclusive of any benefits related to interest and penalties. The remaining $126 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.

A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2017	2016		2015
Beginning balance of unrecognized tax benefits	$302	$168		$211
Increase related to prior period tax positions	18	163	[1]	4
Decrease related to prior period tax positions	(13)	—		(9)
Increase related to current period tax positions	13	17		5
Decrease related to settlements with taxing authorities	—	(40)	[1]	(5)
Decrease due to lapse of the applicable statute of limitations	—	—		(23)
Increase (decrease) due to effect of foreign currency exchange rate changes	11	(6)		(15)
Ending balance of unrecognized tax benefits	$331	$302		$168

[1]
The increase is primarily related to a change in judgment about one of the Company's tax positions as a result of receiving notification of a preliminary settlement of a Competent Authority matter with a foreign jurisdiction, a portion of which became certain later in the year. This change in position did not have a material impact on the Company's consolidated statement of income during the year ended December 31, 2016, as it was partially offset by refunds to be received from the foreign jurisdiction.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $177 million, $142 million and $111 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2017, 2016 and 2015, respectively. Of these amounts, $35 million and $31 million of expense were recognized through income tax expense in 2017 and 2016, respectively. An insignificant amount of interest and penalties was recognized through income tax expense for the year ended December 31, 2015. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
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
The one-time transition tax is based on our total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be $42 billion, the majority of which was previously considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes were provided. We recorded a provisional tax amount of $4.6 billion as a reasonable estimate for our one-time transition tax liability and a $0.6 billion provisional deferred tax of related withholding taxes and state income taxes. Because of the complexities of the Tax Reform Act, we are still finalizing our calculation of the total accumulated post-1986 prescribed E&P for the applicable foreign entities. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of accumulated post-1986 prescribed foreign E&P and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any additional outside basis differences inherent in these entities, as these amounts continue to be provisionally indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable. We also remeasured and adjusted certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0 percent.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to finalize the calculations for certain income tax effects of the Tax Reform Act. In accordance with SAB 118, the Company has determined that the net tax charge of $3.6 billion recorded in connection with the tax effect of the Tax Reform Act is a provisional amount and a reasonable estimate as of December 31, 2017. Additional work is necessary to finalize the calculation for certain income tax effects of the Tax Reform Act. Additionally, certain of our equity method investees are impacted by the Tax Reform Act and have recorded provisional tax amounts. To the extent their provisional amounts are refined in 2018, we will record our proportionate share in the line item equity income (loss) — net in our consolidated statement of income.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Company has not yet elected an accounting policy related to how it will account for GILTI and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in millions):

December 31,	2017	2016
Deferred tax assets:
Property, plant and equipment	$99	$144
Trademarks and other intangible assets	98	114
Equity method investments (including foreign currency translation adjustment)	300	684
Derivative financial instruments	387	193
Other liabilities	861	1,141
Benefit plans	977	1,599
Net operating/capital loss carryforwards	520	461
Other	163	135
Gross deferred tax assets	3,405	4,471
Valuation allowances	(501)	(530)
Total deferred tax assets[1,2]	$2,904	$3,941
Deferred tax liabilities:
Property, plant and equipment	$(819)	$(1,176)
Trademarks and other intangible assets	(978)	(2,694)
Equity method investments (including foreign currency translation adjustment)	(1,835)	(1,718)
Derivative financial instruments	(436)	(1,121)
Other liabilities	(50)	(149)
Benefit plans	(289)	(487)
Other	(688)	(635)
Total deferred tax liabilities[3]	(5,095)	(7,980)
Net deferred tax liabilities[4]	$(2,191)	$(4,039)
1 Current deferred tax assets of $80 million were included in the line item prepaid expenses and other assets in our consolidated balance sheet as of December 31, 2016.
2 Noncurrent deferred tax assets of $331 million and $326 million were included in the line item other assets in our consolidated balance sheets as of December 31, 2017 and 2016, respectively.
3 Current deferred tax liabilities of $692 million were included in the line item accounts payable and accrued expenses in our consolidated balance sheet as of December 31, 2016.
4 The decrease in the net deferred tax liabilities was primarily the result of the remeasurement in accordance with the Tax Reform Act and the impact of refranchising certain bottling territories in North America. Refer to Note 2.
As of December 31, 2017, we had net deferred tax liabilities of $539 million and as of December 31, 2016, we had net deferred tax assets of $83 million located in countries outside the United States.
As of December 31, 2017, we had $4,893 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $335 million must be utilized within the next five years, and the remainder can be utilized over a period greater than five years.
An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2017	2016	2015
Balance at beginning of year	$530	$477	$649
Additions	184	68	42
Decrease due to reclassification to assets held for sale	—	(9)	(163)
Deductions	(213)	(6)	(51)
Balance at end of year	$501	$530	$477
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
In 2017, the Company recognized a net decrease of $29 million in its valuation allowances. This decrease was primarily due to the reversal of a valuation allowance in a foreign jurisdiction related to expenses incurred in the normal course of business that were previously determined to be non-deductible. In addition, the decrease in value of certain deferred tax assets and related valuation allowance due to the reduction in the U.S. corporate tax rate and changes to deferred tax assets and related valuation allowances on certain equity investments contributed to the net decrease in the valuation allowance. The decreases were partially offset by an increase in the valuation allowance due to increases in the deferred tax asset and related valuation allowances on certain equity investments and recognizing a valuation allowance on deferred tax assets related to net operating losses at certain foreign bottling operations after considering recent negative evidence as to the realizability of those deferred tax assets.
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
NOTE 15: OTHER COMPREHENSIVE INCOME
AOCI attributable to shareowners of The Coca-Cola Company is separately presented in our consolidated balance sheets as a component of The Coca-Cola Company's shareowners' equity, which also includes our proportionate share of equity method investees' AOCI. OCI attributable to noncontrolling interests is allocated to, and included in, our consolidated balance sheets as part of the line item equity attributable to noncontrolling interests.
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

December 31,	2017	2016
Foreign currency translation adjustments	$(8,957)	$(9,780)
Accumulated derivative net gain (loss)	(119)	314
Unrealized net gain (loss) on available-for-sale securities	493	305
Adjustments to pension and other benefit liabilities	(1,722)	(2,044)
Accumulated other comprehensive income (loss)	$(10,305)	$(11,205)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Year Ended December 31, 2017
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$1,248	$35	$1,283
Other comprehensive income:
Net foreign currency translation adjustment	823	38	861
Net gain (loss) on derivatives[1]	(433)	—	(433)
Net change in unrealized gain (loss) on available-for-sale securities[2]	188	—	188
Net change in pension and other benefit liabilities[3]	322	—	322
Total comprehensive income	$2,148	$73	$2,221

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Refer to Note 3 for additional information related to the net unrealized gain or loss on available-for-sale securities.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI, for the years ended December 31, 2017, 2016 and 2015, is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2017
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(1,350)	$(242)	$(1,592)
Reclassification adjustments recognized in net income	23	(6)	17
Gains (losses) on intra-entity transactions that are of a long-term investment nature	3,332	—	3,332
Gains (losses) on net investment hedges arising during the year	(1,512)	578	(934)
Net foreign currency translation adjustments	493	330	823
Derivatives:
Gains (losses) arising during the year	(184)	65	(119)
Reclassification adjustments recognized in net income	(506)	192	(314)
Net gain (loss) on derivatives[1]	(690)	257	(433)
Available-for-sale securities:
Unrealized gains (losses) arising during the year	405	(136)	269
Reclassification adjustments recognized in net income	(123)	42	(81)
Net change in unrealized gain (loss) on available-for-sale securities[2]	282	(94)	188
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	120	(7)	113
Reclassification adjustments recognized in net income	325	(116)	209
Net change in pension and other benefit liabilities[3]	445	(123)	322
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$530	$370	$900

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Refer to Note 3 for additional information related to the net unrealized gain or loss on available for sale securities.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2016
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(1,103)	$51	$(1,052)
Reclassification adjustments recognized in net income	368	(18)	350
Gains (losses) on net investment hedges arising during the year	67	(25)	42
Reclassification adjustments for net investment hedges recognized in net income	77	(30)	47
Net foreign currency translation adjustments	(591)	(22)	(613)
Derivatives:
Gains (losses) arising during the year	(43)	11	(32)
Reclassification adjustments recognized in net income	(563)	213	(350)
Net gain (loss) on derivatives[1]	(606)	224	(382)
Available-for-sale securities:
Unrealized gains (losses) arising during the year	124	(28)	96
Reclassification adjustments recognized in net income	(105)	26	(79)
Net change in unrealized gain (loss) on available-for-sale securities[2]	19	(2)	17
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	(374)	99	(275)
Reclassification adjustments recognized in net income	342	(120)	222
Net change in pension and other benefit liabilities[3]	(32)	(21)	(53)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,210)	$179	$(1,031)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Refer to Note 3 for additional information related to the net unrealized gain or loss on available for sale securities.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2015
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(4,626)	$243	$(4,383)
Reclassification adjustments recognized in net income	63	(14)	49
Unrealized gains (losses) on net investment hedges arising during the year	637	(244)	393
Net foreign currency translation adjustments	(3,926)	(15)	(3,941)
Derivatives:
Unrealized gains (losses) arising during the year	853	(314)	539
Reclassification adjustments recognized in net income	(638)	241	(397)
Net gain (loss) on derivatives[1]	215	(73)	142
Available-for-sale securities:
Unrealized gains (losses) arising during the year	(973)	328	(645)
Reclassification adjustments recognized in net income	(61)	22	(39)
Net change in unrealized gain (loss) on available-for-sale securities[2]	(1,034)	350	(684)
Pension and other benefit liabilities:
Net pension and other benefits arising during the year	(169)	43	(126)
Reclassification adjustments recognized in net income	337	(125)	212
Net change in pension and other benefit liabilities[3]	168	(82)	86
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(4,577)	$180	$(4,397)

[1]	Refer to Note 5 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Refer to Note 3 for additional information related to the net unrealized gain or loss on available for sale securities.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded during the year ended December 31, 2017 (in millions):

Description of AOCI Component	Financial Statement Line Item	Amount Reclassified from AOCI into Income
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$23
	Income from continuing operations before income taxes	$23
	Income taxes from continuing operations	(6)
	Consolidated net income	$17
Derivatives:
Foreign currency contracts	Net operating revenues	$(444)
Foreign currency and commodity contracts	Cost of goods sold	3
Foreign currency and interest rate contracts	Interest expense	44
Foreign currency contracts	Other income (loss) — net	(110)
Divestitures, deconsolidations and other[2]	Other income (loss) — net	1
	Income from continuing operations before income taxes	$(506)
	Income taxes from continuing operations	192
	Consolidated net income	$(314)
Available-for-sale securities:
Divestitures, deconsolidations and other[2]	Other income (loss) — net	$(87)
Sale of securities	Other income (loss) — net	(36)
	Income from continuing operations before income taxes	$(123)
	Income taxes from continuing operations	42
	Consolidated net income	$(81)
Pension and other benefit liabilities:
Curtailment charges (credits)[3]	Other operating charges	$(75)
Settlement charges (credits)[3]	Other operating charges	228
Divestitures, deconsolidations and other[2]	Other income (loss) — net	7
Recognized net actuarial loss (gain)	*	183
Recognized prior service cost (credit)	*	(18)
	Income from continuing operations before income taxes	$325
	Income taxes from continuing operations	(116)
	Consolidated net income	$209
1 Includes a $104 million loss related to the integration of CCW and CCEJ to establish CCBJI and an $80 million gain related to the derecognition of our previously held equity interests in CCBA and its South African subsidiary upon the consolidation of CCBA. Refer to Note 2 and Note 17.
2 Primarily related to the integration of CCW and CCEJ to establish CCBJI. Refer to Note 17.
3 The curtailment charges (credits) and settlement charges (credits) were primarily related to North America refranchising and the Company's productivity, restructuring and integration initiatives. Refer to Note 13 and Note 18.
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

The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2017
	Level 1	Level 2	Level 3		Other	[4]	Netting Adjustment	[5]	Fair Value Measurements
Assets:
Trading securities[1]	$212	$127	$3		$65		$—		$407
Available-for-sale securities[1]	1,899	5,739	169	[3]	—		—		7,807
Derivatives[2]	7	250	—		—		(198)	[6]	59	[8]
Total assets	$2,118	$6,116	$172		$65		$(198)		$8,273
Liabilities:
Derivatives[2]	$(3)	$(262)	$—		$—		$147	[7]	$(118)	[8]
Total liabilities	$(3)	$(262)	$—		$—		$147		$(118)

[1]	Refer to Note 3 for additional information related to the composition of our trading securities and available-for-sale securities.

[2]	Refer to Note 5 for additional information related to the composition of our derivative portfolio.

[3]	Primarily related to debt securities that mature in 2018.

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

[6]	The Company is obligated to return $55 million in cash collateral it has netted against its derivative position.

[7]	The Company has the right to reclaim $2 million in cash collateral it has netted against its derivative position.

[8]
The Company's derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $59 million in the line item other assets; $28 million in the line item accounts payable and accrued expenses; $12 million in the line item liabilities held for sale — discontinued operations and $78 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

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

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the years ended December 31, 2017 and 2016.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2017 and 2016.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The gains or losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
December 31,	2017		2016
Assets held for sale[1]	$(1,819)		$(2,264)
Intangible assets	(442)	[2]	(153)	[7]
Other long-lived assets	(329)	[3]	—
Other-than-temporary impairment charge	(50)	[4]	—
Investment in formerly unconsolidated subsidiary	150	[5]	—
Valuation of shares in equity method investee	25	[6]	—
Total	$(2,465)		$(2,417)

[1]
The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. These losses related to refranchising activities in North America. The charges were calculated based on Level 3 inputs. Refer to Note 2.

[2]
The Company recognized an impairment charge of $375 million related to CCR's goodwill. This impairment charge was determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value. The Company also recognized an impairment charge of $33 million related to certain U.S. bottlers' franchise rights. This charge was determined by comparing the fair value of the asset to its current carrying value. Each of these impairment charges was primarily a result of refranchising activities in North America and management's estimates of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. Additionally, the Company recorded impairment charges of $34 million related to Venezuelan intangible assets due to weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability. The fair value of these assets was derived using discounted cash flow analyses based on Level 3 inputs.

[3]
The Company recognized impairment charges of $310 million related to CCR's property, plant and equipment and $19 million related to CCR's other assets primarily as a result of refranchising activities in North America. The fair value of these assets was derived using management's estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising.

[4]
The Company recognized an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. The fair value of this investment was derived using discounted cash flow analyses based on Level 3 inputs.

[5]
The Company recognized a gain of $150 million on our previously held equity interests in CCBA and its South African subsidiary, which were accounted for under the equity method of accounting prior to our consolidation of the bottler in October 2017. U.S. GAAP requires the acquirer to remeasure its previously held noncontrolling equity interest in the acquired entity to fair value as of the acquisition date and recognize any gains or losses in earnings. The Company remeasured our equity interests in CCBA and its South African subsidiary based on Level 3 inputs. Refer to Note 2.

[6]
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

[7]
The Company recognized losses of $153 million during the year ended December 31, 2016 due to impairment charges related to certain intangible assets. The charges included $143 million related to the impairment of certain U.S. bottlers' franchise rights. This charge was related to a number of factors, primarily as a result of lower operating performance compared to previously modeled results as well as a revision in management's estimates of the proceeds that were expected to be received upon refranchising the territories. The losses also included a $10 million goodwill impairment charge, primarily the result of management's revised outlook on market conditions. The charges were determined by comparing the fair value of the assets to the current carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 17.

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
Pension Plan Assets
The following table summarizes the levels within the fair value hierarchy for our pension plan assets as of December 31, 2017 and 2016 (in millions):

	December 31, 2017							December 31, 2016
	Level 1	Level 2	Level 3		Other [1]		Total	Level 1	Level 2	Level 3		Other [1]		Total
Cash and cash equivalents	$626	$65	$—		$—		$691	$373	$29	$—		$—		$402
Equity securities:
U.S.-based companies	2,080	3	14		—		2,097	1,812	1	14		—		1,827
International-based companies	1,465	—	—		—		1,465	935	4	—		—		939
Fixed-income securities:
Government bonds	—	374	—		—		374	—	525	1		—		526
Corporate bonds and debt securities	—	803	24		—		827	—	978	18		—		996
Mutual, pooled and commingled funds	239	42	—		700	[3]	981	91	20	—		1,022	[3]	1,133
Hedge funds/limited partnerships	—	—	—		983	[4]	983	—	—	—		1,213	[4]	1,213
Real estate	—	—	2		596	[5]	598	—	—	2		521	[5]	523
Other	—	—	263	[2]	564	[6]	827	—	3	211	[2]	598	[6]	812
Total	$4,410	$1,287	$303		$2,843		$8,843	$3,211	$1,560	$246		$3,354		$8,371

[1]
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 13.

[2]	Includes purchased annuity insurance contracts.

[3]
This class of assets includes actively managed emerging markets equity funds and a collective trust fund for qualified plans, invested primarily in equity securities of companies in developed and emerging markets. There are no liquidity restrictions on these investments.

[4]
This class of assets includes hedge funds that can be subject to redemption restrictions, ranging from monthly to tri-annually with a redemption notice period of up to 120 days and/or initial lock-up periods of up to one year, and private equity funds that are primarily closed-end funds in which the Company's investments are generally not eligible for redemption. Distributions from these private equity funds will be received as the underlying assets are liquidated or distributed.

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans for the years ended December 31, 2017 and 2016 (in millions):

	Equity Securities	Fixed-Income Securities	Real Estate	Other		Total
2016
Balance at beginning of year	$11	$3	$2	$219		$235
Actual return on plan assets:
Related to assets held at the reporting date	4	2	—	7		13
Related to assets sold during the year	—	(2)	—	3		1
Purchases, sales and settlements — net	—	12	—	(23)		(11)
Transfers into/(out of) Level 3 — net	(1)	4	—	7		10
Foreign currency translation adjustments	—	—	—	(2)		(2)
Balance at end of year	$14	$19	$2	$211	[1]	$246
2017
Balance at beginning of year	$14	$19	$2	$211		$246
Actual return on plan assets:
Related to assets held at the reporting date	(3)	1	—	4		2
Purchases, sales and settlements — net	3	1	—	(9)		(5)
Transfers into/(out of) Level 3 — net	—	3	—	31		34
Foreign currency translation adjustments	—	—	—	26		26
Balance at end of year	$14	$24	$2	$263	[1]	$303

[1]	Includes purchased annuity insurance contracts.
Other Postretirement Benefit Plan Assets
The following table summarizes the levels within the fair value hierarchy for our other postretirement benefit plan assets as of December 31, 2017 and 2016 (in millions):

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Other [1]	Total	Level 1	Level 2	Other [1]	Total
Cash and cash equivalents	$78	$—	$—	$78	$2	$—	$—	$2
Equity securities:
U.S.-based companies	96	—	—	96	116	—	—	116
International-based companies	8	—	—	8	8	—	—	8
Fixed-income securities:
Government bonds	—	2	—	2	—	3	—	3
Corporate bonds and debt securities	—	7	—	7	—	6	—	6
Mutual, pooled and commingled funds	—	—	80	80	98	—	5	103
Hedge funds/limited partnerships	—	—	8	8	—	—	9	9
Real estate	—	—	5	5	—	—	4	4
Other	—	—	4	4	—	—	4	4
Total	$182	$9	$97	$288	$224	$9	$22	$255

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
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of December 31, 2017, the carrying amount and fair value of our long-term debt, including the current portion, were $34,480 million and $35,169 million, respectively. As of December 31, 2016, the carrying amount and fair value of our long-term debt, including the current portion, were $33,211 million and $33,752 million, respectively.
NOTE 17: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
In 2017, the Company recorded other operating charges of $2,157 million. These charges primarily consisted of $737 million of CCR asset impairments and $650 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $419 million related to costs incurred to refranchise certain of our bottling operations. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, pension settlement charges and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our bottling systems. Other operating charges also included $225 million related to a cash contribution we made to The Coca-Cola Foundation, $67 million related to tax litigation expense, $34 million related to impairments of Venezuelan intangible assets and $19 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 1 for additional information about the Venezuelan intangible assets and Note 16 for information on how the Company determined the CCR asset impairment charges. Refer to Note 18 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 19 for the impact these charges had on our operating segments.
In 2016, the Company recorded other operating charges of $1,510 million. These charges primarily consisted of $352 million due to the Company's productivity and reinvestment program and $240 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $415 million related to costs incurred to refranchise certain of our bottling operations. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, pension settlement charges and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our bottling systems. The Company also recorded a charge of $200 million related to cash contributions we made to The Coca-Cola Foundation, a charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela as a result of changes in exchange rates and charges of $41 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 1 for additional information on the Venezuelan exchange rates. Refer to Note 18 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 19 for the impact these charges had on our operating segments.
In 2016, the Company also recorded charges of $153 million related to certain intangible assets. These charges included $143 million related to the impairment of certain U.S. bottlers' franchise rights recorded in our Bottling Investments operating segment. This charge was related to a number of factors, primarily as a result of lower operating performance compared to previously modeled results as well as a revision in management's view of the proceeds that may be ultimately received upon refranchising the territories. The remaining charge of $10 million was related to the impairment of goodwill recorded in our Bottling Investments operating segment. This charge was primarily the result of management's revised outlook on market conditions. The total impairment charges of $153 million were recorded in our Bottling Investments operating segment in the line item other operating charges in our consolidated statement of income and were determined by comparing the fair value of the intangible assets, derived using discounted cash flow analyses, to their respective carrying values.
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
Other Nonoperating Items
Interest Expense
During the year ended December 31, 2017, the Company recorded a net charge of $38 million related to the early extinguishment of long-term debt. Refer to Note 10 for additional information and Note 19 for the impact this charge had on our operating segments..
During the year ended December 31, 2015, the Company recorded charges of $320 million due to the early extinguishment of certain long-term debt. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationship. Refer to Note 10 for additional information and Note 19 for the impact these charges had on our operating segments.
Equity Income (Loss) — Net
The Company recorded net charges of $92 million, $61 million and $87 million in equity income (loss) — net during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts primarily represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 19 for the impact these charges had on our operating segments.
Other Income (Loss) — Net
In 2017, other income (loss) — net was a loss of $1,666 million. The Company recognized a net charge of $2,140 million due to the refranchising of certain bottling territories in North America and charges of $313 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also recorded an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. Additionally, the Company incurred a charge of $26 million related to our former German bottling operations. These charges were partially offset by a gain of $445 million related to the integration of CCW and CCEJ to establish CCBJI. In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJI. The fair value of our equity investment in CCBJI was based on its quoted market price (a Level 1 measurement). The Company also recognized a gain of $150 million related to the remeasurement of our previously held equity interests in CCBA and its South African subsidiary to fair value. Additionally, the Company recognized a gain of $88 million related to the refranchising of our China bottling operations and related cost method investment and a gain of $25 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 2 for additional information on our North America and China refranchising activities and our consolidation of CCBA. Refer to Note 19 for the impact these items had on our operating segments.
In 2016, other income (loss) — net was a loss of $1,234 million. This loss included a net charge of $2,456 million due to the refranchising of certain bottling territories in North America and a charge of $21 million due to the deconsolidation of our South African bottling operations and disposal of the related equity method investment in exchange for investments in CCBA and CCBA's South African subsidiary. The Company incurred charges of $31 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Additionally, the Company incurred a charge of $72 million as a result of remeasuring its net monetary assets denominated in Egyptian pounds. The Egyptian pound devalued as a result of the central bank allowing its currency, which was previously pegged to the U.S. dollar, to float freely. These charges were partially offset by a gain of $1,323 million due to the deconsolidation of our German bottling operations. Refer to Note 2 for additional information on the deconsolidation of our German bottling operations, the deconsolidation of our South African bottling operations, the North America refranchising and the conversion payments. Refer to Note 19 for the impact these items had on our operating segments.
In 2015, the Company recorded a net gain of $1,403 million as a result of the Monster Transaction and a net charge of $1,006 million due to the refranchising of certain bottling territories in North America. In addition, the Company recognized a foreign currency exchange gain of $300 million associated with our foreign-denominated debt partially offset by a charge of $27 million due to the remeasurement of the net monetary assets of our Venezuelan subsidiary using the SIMADI exchange rate. Refer to Note 1 for additional information related to the charge due to the remeasurement in Venezuela. Refer to Note 2 for additional information related to the Monster Transaction and North America refranchising. Refer to Note 19 for the impact these items had on our operating segments.

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
The Company has incurred total pretax expenses of $3,058 million related to this program since it commenced. These expenses were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 19 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts (in millions):

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
2015
Accrued balance at beginning of year	$260		$4	$21	$285
Costs incurred	269		56	366	691
Payments	(200)		(47)	(265)	(512)
Noncash and exchange	(185)	[1]	(5)	(70)	(260)
Accrued balance at end of year	$144		$8	$52	$204
2016
Costs incurred	$95		$27	$230	$352
Payments	(114)		(30)	(205)	(349)
Noncash and exchange	(2)		1	(55)	(56)
Accrued balance at end of year	$123		$6	$22	$151
2017
Costs incurred	$310		$79	$261	$650
Payments	(181)		(83)	(267)	(531)
Noncash and exchange	(62)	[1]	(1)	(1)	(64)
Accrued balance at end of year	$190		$1	$15	$206

[1]	Includes pension settlement charges. Refer to Note 13.
Integration Initiatives
Integration of Our German Bottling Operations
In 2008, the Company began an integration initiative related to our German bottling operations acquired in 2007. The Company incurred $240 million and $292 million of expenses related to this initiative in 2016 and 2015, respectively and has incurred total pretax expenses of $1,367 million related to this initiative since it commenced. These expenses were recorded in the line item other operating charges in our consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $122 million accrued related to these integration costs as of December 31, 2015. During the year ended December 31, 2016, the Company deconsolidated our German bottling operations. Therefore, there was no remaining accrual balance as of December 31, 2016. Refer to Note 2 for additional information on the deconsolidation of our German bottling operations.
NOTE 19: OPERATING SEGMENTS
As of December 31, 2017, our organizational structure consisted of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Bottling Investments; and Corporate.
Segment Products and Services
The business of our Company is nonalcoholic beverages. Our geographic operating segments (Europe, Middle East and Africa; Latin America; North America; and Asia Pacific) derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. Our Bottling Investments operating segment is composed of our Company-owned or consolidated bottling operations, with the exception of those that are classified as discontinued operations, regardless of the geographic location of the bottler. Our Bottling Investments operating segment also includes equity income from the majority of our equity method investments. Company-owned or consolidated bottling operations derive the majority of their revenues from the sale of finished beverages. Generally, finished product operations produce higher net operating revenues but lower gross profit margins compared to concentrate operations.

The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2017	2016	2015
Concentrate operations[1]	51%	40%	37%
Finished product operations[2]	49	60	63
Total	100%	100%	100%

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

Method of Determining Segment Income or Loss
Management evaluates the performance of our operating segments separately to individually monitor the different factors affecting financial performance. Our Company manages income taxes from continuing operations and certain treasury-related items, such as interest income and expense, on a global basis within the Corporate operating segment. We evaluate segment performance based on income or loss from continuing operations before income taxes.
Geographic Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2017	2016	2015
United States	$14,727	$19,899	$20,360
International	20,683	21,964	23,934
Net operating revenues	$35,410	$41,863	$44,294
The following table provides information related to our property, plant and equipment — net (in millions):

Year Ended December 31,	2017	2016	2015
United States	$4,163	$6,784	$8,266
International	4,040	3,851	4,305
Property, plant and equipment — net	$8,203	$10,635	$12,571

Information about our Company's continuing operations by operating segment as of and for the years ended December 31, 2017, 2016 and 2015, is as follows (in millions):

	Europe, Middle East & Africa		Latin America	North America	Asia Pacific		Bottling Investments		Corporate	Eliminations	Consolidated
2017
Net operating revenues:
Third party	$7,332		$3,956	$8,651	$4,767		$10,524		$138	$—	$35,368
Intersegment	42		73	1,986	409		81		—	(2,549)	42	[4]
Total net operating revenues	7,374		4,029	10,637	5,176		10,605		138	(2,549)	35,410
Operating income (loss)	3,646		2,214	2,578	2,163		(1,117)		(1,983)	—	7,501
Interest income	—		—	44	—		—		633	—	677
Interest expense	—		—	—	—		—		841	—	841
Depreciation and amortization	91		37	411	65		454		202	—	1,260
Equity income (loss) — net	48		(3)	(3)	11		878		140	—	1,071
Income (loss) from continuing operations before income taxes	3,706		2,211	2,307	2,179		(2,345)		(1,316)	—	6,742
Identifiable operating assets[1]	5,475		1,896	17,619	2,072	[2]	4,493	[2]	27,060	—	58,615	[5]
Investments[3]	1,238		891	112	177		15,998		3,536	—	21,952
Capital expenditures	81		55	541	50		662		286	—	1,675
2016
Net operating revenues:
Third party	$7,014		$3,746	$6,437	$4,788		$19,751		$127	$—	$41,863
Intersegment	264		73	3,773	506		134		5	(4,755)	—
Total net operating revenues	7,278		3,819	10,210	5,294		19,885		132	(4,755)	41,863
Operating income (loss)	3,676		1,951	2,582	2,224		(137)		(1,670)	—	8,626
Interest income	—		—	27	—		—		615	—	642
Interest expense	—		—	—	—		—		733	—	733
Depreciation and amortization	93		35	426	80		1,013		140	—	1,787
Equity income (loss) — net	62		18	(17)	9		648		115	—	835
Income (loss) from continuing operations before income taxes	3,749		1,966	2,560	2,238		(1,923)		(454)	—	8,136
Identifiable operating assets[1]	4,067		1,785	16,566	2,024		15,973		29,606	—	70,021
Investments[3]	1,302		804	109	164		11,456		3,414	—	17,249
Capital expenditures	62		45	438	107		1,329		281	—	2,262
2015
Net operating revenues:
Third party	$6,966		$3,999	$5,581	$4,707		$22,885		$156	$—	$44,294
Intersegment	621		75	4,259	545		178		10	(5,688)	—
Total net operating revenues	7,587		4,074	9,840	5,252		23,063		166	(5,688)	44,294
Operating income (loss)	3,875		2,169	2,366	2,189		124		(1,995)	—	8,728
Interest income	—		—	9	—		—		604	—	613
Interest expense	—		—	—	—		—		856	—	856
Depreciation and amortization	103		41	373	85		1,211		157	—	1,970
Equity income (loss) — net	39		(7)	(18)	9		426		40	—	489
Income (loss) from continuing operations before income taxes	3,923		2,164	2,356	2,207		(427)		(618)	—	9,605
Identifiable operating assets[1]	4,156	[2]	1,627	16,396	1,639		22,688	[2]	27,702	—	74,208
Investments[3]	1,138		657	107	158		8,084		5,644	—	15,788
Capital expenditures	54		70	377	81		1,699		272	—	2,553

[1]
Principally cash and cash equivalents, short-term investments, marketable securities, trade accounts receivable, inventories, goodwill, trademarks and other intangible assets, and property, plant and equipment — net.

[2]
Property, plant and equipment — net in India represented 11 percent of consolidated property, plant and equipment — net in 2017. Property, plant and equipment — net in Germany represented 10 percent of consolidated property, plant and equipment — net in 2015. The

2015 amount includes property, plant and equipment — net classified as held for sale. During the year ended December 31, 2016, the Company deconsolidated our German bottling operations. Refer to Note 2.

[3]	Principally equity method investments and other investments in bottling companies.

[4]	Intersegment revenues do not eliminate on a consolidated basis in the table above due to intercompany sales to our discontinued operations.

[5]	Identifiable operating assets excludes $7,329 million of assets held for sale — discontinued operations.
During 2017, 2016 and 2015, our operating segments were impacted by acquisition and divestiture activities. Refer to Note 2.
In 2017, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $26 million for Europe, Middle East and Africa, $7 million for Latin America, $241 million for North America, $10 million for Asia Pacific, $57 million for Bottling Investments and $309 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 18.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $737 million for Bottling Investments and $34 million for Corporate due to asset impairment charges. Refer to Note 1 and Note 17.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $419 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $225 million for Corporate as a result of cash contributions to The Coca-Cola Foundation. Refer to Note 17.

•	Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $67 million for Corporate due to tax litigation expense. Refer to Note 11 and Note 17.

•
Income (loss) from continuing operations before income taxes was reduced by $4 million for Europe, Middle East and Africa, $2 million for North America, $70 million for Bottling Investments and $16 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17.

•
Income (loss) from continuing operations before income taxes was reduced by $2,140 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	Income (loss) from continuing operations before income taxes was increased by $445 million for Corporate due to a gain recognized resulting from the merger of CCW and CCEJ. Refer to Note 17.

•
Income (loss) from continuing operations before income taxes was reduced by $313 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was increased by $150 million for Corporate related to the remeasurement of our previously held equity interests in CCBA and its South African subsidiary to fair value. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was increased by $88 million for Corporate due to a gain recognized upon refranchising our China bottling operations and related cost method investment. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was reduced by $50 million for Corporate due to an other-than-temporary impairment charge related to one of our international equity method investees. Refer to Note 17.

•	Income (loss) from continuing operations before income taxes was reduced by $38 million for Corporate due to the early extinguishment of long-term debt. Refer to Note 10.

•	Income (loss) from continuing operations before income taxes was reduced by $26 million for Corporate due to a charge related to our former German bottling operations.

•
Income (loss) from continuing operations before income taxes was increased by $25 million for Corporate due to Coca‑Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment.

In 2016, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $32 million for Europe, Middle East and Africa, $134 million for North America, $1 million for Asia Pacific, $322 million for

Bottling Investments and $105 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) from continuing operations before income taxes were increased by $2 million for Latin America due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 18.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $297 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $200 million for Corporate as a result of cash contributions to The Coca-Cola Foundation. Refer to Note 17.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $153 million for Bottling Investments due to impairment charges recorded on certain of the Company's intangible assets. Refer to Note 17.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $118 million for Bottling Investments due to pension settlement charges primarily as a result of our refranchising activities. Refer to Note 17.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $76 million for Latin America due to the write-down we recorded related to our receivables from our bottling partner in Venezuela due to changes in exchange rates. Refer to Note 1.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $9 million for Bottling Investments and $32 million for Corporate related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 17.

•
Income (loss) from continuing operations before income taxes was reduced by $52 million for Bottling Investments and $9 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17.

•
Income (loss) from continuing operations before income taxes was reduced by $2,456 million for Bottling Investments primarily due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

•	Income (loss) from continuing operations before income taxes was increased by $1,323 million for Corporate as a result of the deconsolidation of our German bottling operations. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was reduced by $72 million for Corporate as a result of remeasuring our net monetary assets denominated in Egyptian pounds. Refer to Note 17.

•
Income (loss) from continuing operations before income taxes was reduced by $31 million for North America related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

In 2015, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $7 million for Latin America, $141 million for North America, $2 million for Asia Pacific, $596 million for Bottling Investments and $246 million for Corporate due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) from continuing operations before income taxes were increased by $9 million for Europe, Middle East and Africa due to the refinement of previously established accruals, partially offset by additional charges related to the Company's productivity and reinvestment program. Refer to Note 18.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $418 million for Corporate primarily due to an impairment charge primarily related to the discontinuation of the energy products in the glacéau portfolio as a result of the Monster Transaction. Refer to Note 2 and Note 17.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $100 million for Corporate as a result of a cash contribution to The Coca-Cola Foundation. Refer to Note 17.

•
Income (loss) from continuing operations before income taxes was reduced by $4 million for Europe, Middle East and Africa and $83 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17.

•	Income (loss) from continuing operations before income taxes was increased by $1,403 million for Corporate as a result of the Monster Transaction. Refer to Note 2 and Note 17.

•
Income (loss) from continuing operations before income taxes was reduced by $1,006 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

•
Income (loss) from continuing operations before income taxes was reduced by $320 million for Corporate due to charges the Company recognized on the early extinguishment of certain long-term debt. Refer to Note 10 and Note 17.

•
Income (loss) from continuing operations before income taxes was reduced by $33 million for Latin America and $105 million for Corporate due to the remeasurement of the net monetary assets of our local Venezuelan subsidiary into U.S. dollars using the SIMADI exchange rate, an impairment of a Venezuelan trademark, and a write-down the Company recorded on receivables from our bottling partner in Venezuela. Refer to Note 1 and Note 17.

NOTE 20: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

Year Ended December 31,	2017	2016	2015
(Increase) decrease in trade accounts receivable	$(141)	$(28)	$(212)
(Increase) decrease in inventories	(355)	(142)	(250)
(Increase) decrease in prepaid expenses and other assets	571	283	123
Increase (decrease) in accounts payable and accrued expenses	(445)	(540)	1,004
Increase (decrease) in accrued income taxes	(153)	750	(306)
Increase (decrease) in other liabilities[1]	4,052	(544)	(516)
Net change in operating assets and liabilities	$3,529	$(221)	$(157)
1 The increase in other liabilities in 2017 was primarily due to the one-time transition tax required by the Tax Reform Act signed into law on
December 22, 2017. Refer to Note 14.

REPORT OF MANAGEMENT
Management's Responsibility for the Financial Statements
Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.
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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act").  Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control—Integrated Framework. Management has excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of Coca-Cola Beverages Africa Proprietary Limited ("CCBA"), which the Company began consolidating in October 2017. The operations and related assets of CCBA were included in the consolidated financial statements of The Coca-Cola Company and subsidiaries and constituted 8 percent of total assets and 8 percent of consolidated net income as of and for the year ended December 31, 2017. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.
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

Audit Committee's Responsibility
The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2018 Proxy Statement.

James R. Quincey	Larry M. Mark
President and Chief Executive Officer February 23, 2018	Vice President and Controller February 23, 2018

Kathy N. Waller	Mark Randazza
Executive Vice President, Chief Financial Officer and President, Enabling Services February 23, 2018	Vice President, Assistant Controller and Chief Accounting Officer February 23, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations for the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 1921.

Atlanta, Georgia
February 23, 2018

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareowners
The Coca-Cola Company
Opinion on Internal Control over Financial Reporting
We have audited The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Coca-Cola Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Coca-Cola Beverages Africa Proprietary Limited (CCBA), which the Company began consolidating in October 2017. The operations and related assets of CCBA were included in the consolidated financial statements of the Company and constituted 8 percent of the total assets and 8 percent of consolidated net income as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of CCBA.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and related notes and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Atlanta, Georgia
February 23, 2018

Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(In millions except per share data)
2017
Net operating revenues	$9,118	$9,702	$9,078	$7,512	$35,410
Gross profit	5,605	6,043	5,683	4,823	22,154
Net income (loss) attributable to shareowners of The Coca-Cola Company	1,182	1,371	1,447	(2,752)	1,248
Basic net income (loss) per share	$0.28	$0.32	$0.34	$(0.65)	$0.29
Diluted net income (loss) per share	$0.27	$0.32	$0.33	$(0.65)	$0.29	[1]
2016
Net operating revenues	$10,282	$11,539	$10,633	$9,409	$41,863
Gross profit	6,213	7,068	6,502	5,615	25,398
Net income attributable to shareowners of The Coca-Cola Company	1,483	3,448	1,046	550	6,527
Basic net income per share	$0.34	$0.80	$0.24	$0.13	$1.51
Diluted net income per share	$0.34	$0.79	$0.24	$0.13	$1.49	[1]

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
During 2017 and 2016, our quarterly operating results were impacted by acquisition and divestiture activities. Refer to Note 2.
The Company's first quarter 2017 results were impacted by two fewer days compared to the first quarter of 2016. Furthermore, the Company recorded the following transactions which impacted results:

•	Charges of $497 million due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

•	Charges of $139 million due to the Company's productivity and reinvestment program. Refer to Note 17 and Note 18.

•
Charges of $106 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 and Note 17.

•	Charges of $104 million related to the impairment of certain intangible assets. Refer to Note 17.

•	A net charge of $58 million related to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•	Charges of $60 million related to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.
In the second quarter of 2017, the Company recorded the following transactions which impacted results:

•	Charges of $667 million related to the impairment of certain intangible assets. Refer to Note 17.

•	A gain of $445 million related to the integration of CCW and CCEJ to establish CCBJI. Refer to Note 17.

•	Charges of $214 million due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

•
Charges of $109 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 and Note 17.

•	Charges of $87 million due to the Company's productivity and reinvestment program. Refer to Note 17 and Note 18.

•	Charges of $44 million related to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.

•	A net charge of $38 million related to the early extinguishment of long-term debt. Refer to Note 10.

•	A net gain of $37 million related to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•	A gain of $9 million related to refranchising a substantial portion of our China bottling operations. Refer to Note 2 and Note 17.
In the third quarter of 2017, the Company recorded the following transactions which impacted results:

•	Charges of $762 million due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

•	Charges of $213 million related to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.

•	Charges of $129 million due to the Company's productivity and reinvestment program. Refer to Note 17 and Note 18.

•	A gain of $79 million related to the refranchising of our remaining China bottling operations and related cost method investment. Refer to Note 2 and Note 17.

•
Charges of $72 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 and Note 17.

•
An other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. Refer to Note 16 and Note 17.

•	A net charge of $16 million related to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17
The Company's fourth quarter 2017 results were impacted by one additional day compared to the fourth quarter of 2016. Furthermore, the Company recorded the following transactions which impacted results:

•	A net provisional tax charge of $3,610 million as a result of the Tax Reform Act that was signed into law on December 22, 2017. Refer to Note 14.

•	Charges of $667 million due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

•	Charges of $295 million due to the Company's productivity and reinvestment program. Refer to Note 17 and Note 18.

•	A charge of $225 million as a result of a cash contribution to The Coca-Cola Foundation. Refer to Note 17.

•	A gain of $150 million related to the remeasurement of our previously held equity interests in CCBA and its South African subsidiary to fair value. Refer to Note 2 and Note 17.

•	Charges of $105 million related to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.

•	A net charge of $55 million related to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 17.

•
Charges of $26 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 and Note 17.

In the first quarter of 2016, the Company recorded the following transactions which impacted results:

•	Charges of $369 million due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

•	Charges of $262 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	Charges of $45 million related to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.
In the second quarter of 2016, the Company recorded the following transactions which impacted results:

•	A benefit of $1,292 million, net of transaction costs, as a result of the deconsolidation of our German bottling operations. Refer to Note 2 and Note 17.

•	Charges of $199 million due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

•	Charges of $106 million due to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 17 and Note 18.

•	A charge of $100 million as a result of a cash donation to The Coca-Cola Foundation. Refer to Note 17.

•	A net tax charge of $83 million primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

•	Charges of $52 million related to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.
In the third quarter of 2016, the Company recorded the following transactions which impacted results:

•	Charges of $1,089 million due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

•
A charge of $80 million resulting from the accrual of tax on temporary differences related to the investment in foreign subsidiaries that are now expected to reverse in the foreseeable future. Refer to Note 14.

•	A charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela. Refer to Note 1 and Note 17.

•	Charges of $73 million related to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.

•	Charges of $59 million due to the Company's productivity and reinvestment program. Refer to Note 17 and Note 18.
In the fourth quarter of 2016, the Company recorded the following transactions which impacted results:

•	Charges of $799 million due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 17.

•	Charges of $165 million due to the Company's productivity and reinvestment program. Refer to Note 17 and Note 18.

•	Charges of $153 million related to the impairment of certain intangible assets. Refer to Note 17.

•	Charges of $127 million related to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 17.

•	Charges of $118 million due to pension settlement charges primarily as a result of our refranchising activities. Refer to Note 2 and Note 17.

•	A charge of $100 million as a result of a cash donation to The Coca-Cola Foundation. Refer to Note 17.

•	A charge of $72 million as a result of remeasuring our net monetary assets denominated in Egyptian pounds. Refer to Note 17.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2017 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report. Management has excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of Coca-Cola Beverages Africa Proprietary Limited ("CCBA"), which the Company began consolidating in October 2017. The operations and related assets of CCBA were included in the consolidated financial statements of The Coca-Cola Company and subsidiaries and constituted 8 percent of total assets and 8 percent of consolidated net income as of and for the year ended December 31, 2017.
Changes in Internal Control Over Financial Reporting
Except as described below, there have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company began consolidating the operations and related assets of CCBA in October 2017. The operations and related assets of CCBA were included in the consolidated financial statements of The Coca-Cola Company and subsidiaries and constituted 8 percent of total assets and 8 percent of consolidated net income as of and for the year ended December 31, 2017.
ITEM 9B.  OTHER INFORMATION
Not applicable.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Director Nominations under the subheading "Item 1 — Election of Directors" under the principal heading "Governance," the information regarding the Codes of Business Conduct under the subheading "Additional Governance Matters" under the principal heading "Governance," the information under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the principal heading "Share Ownership" and the information regarding the Audit Committee under the subheading "Board and Committee Governance" under the principal heading "Governance" in the Company's 2018 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information under the subheading "Director Compensation" under the principal heading "Governance" and the information under the subheadings "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Compensation Tables," "Payments on Termination or Change in Control" and "Pay Ratio Disclosure" under the principal heading "Compensation" and the information in "Annex B — Summary of Plans" in the Company's 2018 Proxy Statement is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the subheading "Equity Compensation Plan Information" under the principal heading "Compensation" and the information under the subheading "Ownership of Equity Securities of the Company" under the principal heading "Share Ownership" in the Company's 2018 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading "Director Independence and Related Person Transactions" under the principal heading
"Governance" in the Company's 2018 Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors under the subheading "Item 3 — Ratification of the Appointment of Ernst & Young LLP as Independent Auditors" under the principal heading "Audit Matters" in the Company's 2018 Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.Financial Statements:
Consolidated Statements of Income — Years Ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2017, 2016 and 2015.
Consolidated Balance Sheets — December 31, 2017 and 2016.
Consolidated Statements of Cash Flows — Years Ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Shareowners' Equity — Years Ended December 31, 2017, 2016 and 2015.
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

EXHIBIT INDEX
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

4.4
Second Supplemental Indenture, dated as of November 1, 2007, to Amended and Restated Indenture, dated as of April 26, 1988, as amended, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 25, 2017.

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

4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.9	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.10	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.12	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-A filed on September 19, 2014.
4.15	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-A filed on September 19, 2014.
4.16	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.17	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.18	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.19	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.

4.20	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.21	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.22	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.23	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.24	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.25	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.26	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 2, 2016.
4.27	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 9, 2017.
4.28	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement of Form 8-A filed on March 9, 2017.
4.29	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 9, 2017.
4.30	Form of Note for 2.200% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 25, 2017.
4.31	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 25, 2017.
4.32
Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated July 30, 1991.

4.33
First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between the Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee —incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated January 29, 1992.

4.34
Second Supplemental Indenture, dated as of June 22, 2017, to Amended and Restated Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated June 23, 2017.

4.35
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
10.4.2
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.4.3
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 19, 2014— incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.5
The Coca-Cola Company 1983 Restricted Stock Award Plan, as amended and restated through February 16, 2011 (the "1983 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 19, 2014 (the "1989 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6.1
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.2
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.3
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.4
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6.6
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.7
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.1
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.2
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.3
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.4
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.5
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.6
Form of Performance Share Agreement — Alternate for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.7
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.8
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.9
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.7.10
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 —incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.7.11
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.7.12
Form of Restricted Stock Unit Agreement-Retention Award for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.7.13
Clawback Policy for Awards under The Coca-Cola Company Performance Incentive Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.8
The Coca-Cola Company Compensation Deferral & Investment Program of the Company, as amended (the "Compensation Deferral & Investment Program"), including Amendments Number One, Two, Three and Four, dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*

10.8.1
Amendment Number Five to the Compensation Deferral & Investment Program, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.8.2
Amendment Number Six to the Compensation Deferral & Investment Program, dated as of January 12, 2004, effective January 1, 2004 — incorporated herein by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*

10.9
The Coca-Cola Company Supplemental Pension Plan, Amended and Restated effective January 1, 2010 (the "Supplemental Pension Plan") — incorporated herein by reference to Exhibit 10.10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.9.1
Amendment One to the Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.9.2
Amendment Two to the Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.9.3
Amendment Three to the Supplemental Pension Plan, effective January 1, 2010, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.9.4
Amendment Four to the Coca-Cola Company Supplemental Pension Plan, effective June 1, 2017, dated June 29, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017.*

10.10
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), Amended and Restated Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.11
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 (the "Supplemental Cash Balance Plan") — incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.11.1
Amendment One to the Supplemental Cash Balance Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.12.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.11.2
Amendment Two to the Supplemental Cash Balance Plan, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*

10.12
The Coca-Cola Company Directors' Plan, amended and restated on December 13, 2012, effective January 1, 2013 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.13
Deferred Compensation Plan of the Company, as amended and restated December 8, 2010 — incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.13.1
Amendment Number One to the Deferred Compensation Plan of the Company, as amended and restated on December 8, 2010, effective January 1, 2016 — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2016.*

10.13.2
Amendment Number Two to the Deferred Compensation Plan of the Company, as amended and restated on December 8, 2010, dated October 24, 2016 — incorporated herein by reference to Exhibit 10.13.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.14
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*

10.15
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 (the "Benefits Plan for Members of the Board of Directors") — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10.15.1
Amendment Number One to the Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*

10.16
The Coca-Cola Company Severance Pay Plan, as Amended and Restated, Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.16.1
Amendment One to The Coca-Cola Company Severance Pay Plan, effective January 1, 2016, dated December 16, 2015 — incorporated herein by reference to Exhibit 10.16.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.16.2
Amendment Two to The Coca-Cola Company Severance Pay Plan, effective April 1, 2017, dated March 10, 2017 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,2017.*

10.17
Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 18, 2005.

10.18	Offer of Settlement of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on April 18, 2005.
10.19	Letter, dated July 17, 2008, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2008.*
10.19.1	Letter, dated April 27, 2017, from the Company to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 28, 2017.*
10.20
Letter of Understanding between the Company and Ceree Eberly, dated October 26, 2009, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 1, 2009 — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.20.1
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Ceree Eberly dated March 15, 2017, accepted April 20, 2017 — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

10.21
The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.21.1
Amendment Number One to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 29, 2011 — incorporated herein by reference to Exhibit 10.34.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.21.2
Amendment Number Two to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated November 14, 2011 — incorporated herein by reference to Exhibit 10.34.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.21.3
Amendment Number Three to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on October 25, 2012.*

10.21.4
Amendment Number Four to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated November 18, 2014 — incorporated herein by reference to Exhibit 10.21.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.22
The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.22.1
Amendment Number One to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 20, 2011 — incorporated herein by reference to Exhibit 10.35.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.22.2
Amendment Number Two to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on October 25, 2012.*

10.23
The Coca-Cola Export Corporation Mobile Employees Retirement Plan, effective January 1, 2012 — incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.24
Letter Agreement, dated as of June 7, 2010, between The Coca-Cola Company and Dr Pepper/Seven Up, Inc. — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2010.

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
10.31
Separation Agreement between Coca-Cola Pazarlama and Nathan Kalumbu, dated July 1, 2016 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on July 28, 2016.*

10.32
Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective as of January 1, 2012 — incorporated herein by reference to Exhibit 10.60.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.32.1
Amendment One to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective January 1, 2012, dated May 24, 2012 — incorporated herein by reference to Exhibit 10.60.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.32.2
Amendment Two to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.60.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.32.3
Amendment Three to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, adopted March 19, 2013 — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.32.4
Amendment Four to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective February 28, 2014, dated September 22, 2014 — incorporated herein by reference to Exhibit 10.32.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.33	Letter, dated December 16, 2013, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.*
10.33.1	Letter, dated April 29, 2015, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2015.*
10.33.2
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between The Coca-Cola Company and Irial Finan, dated December 7, 2017 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 8, 2017.*

10.34	Letter, dated April 24, 2014, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2014.*
10.34.1	Letter, dated March 22, 2017, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 24, 2017.*
10.35	Letter, dated October 15, 2014, from the Company to Atul Singh — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*
10.36
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between Coca-Cola India, Inc. and Atul Singh, dated effective July 29, 2016 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on October 27, 2016.*

10.37
Letter, dated December 16, 2014, from the Company to Marcos de Quinto — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*

10.37.1
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Marcos de Quinto, dated March 20, 2017 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 24, 2017.*

10.38	Letter, dated February 19, 2015, from the Company to Ed Hays — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2015.*
10.39	Letter, dated February 18, 2016, from the Company to Julie Hamilton — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2016.*
10.40	Letter, dated August 12, 2015, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2015.*
10.40.1	Letter, dated April 27, 2017, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on April 28, 2017.*
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

10.43	Letter, dated February 17, 2016, from the Company to Charles Brent Hastie — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2016.*
10.44	Letter, dated May 18, 2016, from the Company to Mario Alfredo Rivera Garcia — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 28, 2016.*
10.45	Letter, dated October 19, 2016, from the Company to Barry Simpson — incorporated herein by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*
10.46	Letter, dated October 26, 2016, from the Company to John Murphy — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*
10.46.1	Letter, dated December 12, 2017, from the Company to John Murphy.*
10.47
Letter, dated March 22, 2017, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.47.1
Deferred Cash Agreement, dated December 7, 2016, between Servicios Integrados de Administracion y Alta Gerencia, Sociedad de Responsabilidad Limitada de Capital Variable and Francisco Xavier Crespo Benitez.*

10.47.2
Letter, dated June 5, 2017, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

10.48
Letter, dated March 22, 2017, from the Company to Beatriz R. Perez — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.49
Letter, dated March 22, 2017, from the Company to Jennifer Mann — incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.50
Letter, dated March 24, 2017, from the Company to Robert E. Long — incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.51
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Clyde Tuggle dated March 13, 2017, accepted April 24, 2017 — incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017.*

10.52	Letter, dated April 27, 2017, from the Company to Mark Randazza — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on April 28, 2017.*
10.53	Letter, dated October 23, 2017, from the Company to James Dinkins.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.
21.1	List of subsidiaries of the Company as of December 31, 2017.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James R. Quincey, President and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President, Chief Financial Officer and President, Enabling Services of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by James R. Quincey, President, Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President, Chief Financial Officer
and President, Enabling Services of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Balance Sheets as of December 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Shareowners' Equity for the years ended December 31, 2017, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements.

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

THE COCA-COLA COMPANY
(Registrant)
By:	/s/ JAMES QUINCEY
James R. Quincey President and Chief Executive Officer
	Date:	February 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES QUINCEY	/s/ KATHY N. WALLER
James R. Quincey President, Chief Executive Officer and a Director (Principal Executive Officer)	Kathy N. Waller Executive Vice President, Chief Financial Officer and President, Enabling Services (Principal Financial Officer)

February 23, 2018	February 23, 2018

/s/ LARRY M. MARK	/s/ MARK RANDAZZA
Larry M. Mark Vice President and Controller (On behalf of the Registrant)	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)

February 23, 2018	February 23, 2018

*	*
Muhtar Kent Chairman of the Board of Directors and a Director	Ana Botín Director

February 23, 2018	February 23, 2018

*	*
Herbert A. Allen Director	Richard M. Daley Director

February 23, 2018	February 23, 2018

*	*
Ronald W. Allen Director	Barry Diller Director

February 23, 2018	February 23, 2018

*	*
Marc Bolland Director	Helene D. Gayle Director

February 23, 2018	February 23, 2018

*	*
Alexis M. Herman Director	Sam Nunn Director

February 23, 2018	February 23, 2018

*	*
Robert A. Kotick Director	David B. Weinberg Director

February 23, 2018	February 23, 2018

*
Maria Elena Lagomasino Director

February 23, 2018

*By:	/s/ JENNIFER MANNING
Jennifer Manning Attorney-in-fact

February 23, 2018