Form 10-Q
period 2018-03-30
COCA COLA CO
filed 2018-05-01
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
OR
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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding as of April 27, 2018
$0.25 Par Value	4,255,262,604 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended
	March 30, 2018	March 31, 2017
NET OPERATING REVENUES	$7,626	$9,118
Cost of goods sold	2,738	3,513
GROSS PROFIT	4,888	5,605
Selling, general and administrative expenses	2,541	3,352
Other operating charges	536	290
OPERATING INCOME	1,811	1,963
Interest income	165	155
Interest expense	230	192
Equity income (loss) — net	142	116
Other income (loss) — net	(55)	(535)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,833	1,507
Income taxes from continuing operations	506	323
NET INCOME FROM CONTINUING OPERATIONS	1,327	1,184
Income from discontinued operations (net of income taxes of $40 and $0, respectively)	73	—
CONSOLIDATED NET INCOME	1,400	1,184
Less: Net income attributable to noncontrolling interests	32	2
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,368	$1,182

Basic net income per share from continuing operations[1]	$0.31	$0.28
Basic net income per share from discontinued operations[2]	0.01	—
BASIC NET INCOME PER SHARE	$0.32	$0.28
Diluted net income per share from continuing operations[1]	$0.31	$0.27
Diluted net income per share from discontinued operations[2]	0.01	—
DILUTED NET INCOME PER SHARE	$0.32	$0.27
DIVIDENDS PER SHARE	$0.39	$0.37
AVERAGE SHARES OUTSTANDING — BASIC	4,265	4,287
Effect of dilutive securities	41	47
AVERAGE SHARES OUTSTANDING — DILUTED	4,306	4,334

[1]	Calculated based on net income from continuing operations less net income from continuing operations attributable to noncontrolling interests.

[2]	Calculated based on net income from discontinued operations less net income from discontinued operations attributable to noncontrolling interests.

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended
	March 30, 2018	March 31, 2017
CONSOLIDATED NET INCOME	$1,400	$1,184
Other comprehensive income:
Net foreign currency translation adjustment	728	921
Net gain (loss) on derivatives	(16)	(121)
Net unrealized gain (loss) on available-for-sale securities	(11)	159
Net change in pension and other benefit liabilities	34	41
TOTAL COMPREHENSIVE INCOME (LOSS)	2,135	2,184
Less: Comprehensive income (loss) attributable to noncontrolling interests	91	3
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,044	$2,181
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	March 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,291	$6,006
Short-term investments	7,518	9,352
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	15,809	15,358
Marketable securities	5,564	5,317
Trade accounts receivable, less allowances of $479 and $477, respectively	3,904	3,667
Inventories	2,937	2,655
Prepaid expenses and other assets	2,449	2,000
Assets held for sale	213	219
Assets held for sale — discontinued operations	7,166	7,329
TOTAL CURRENT ASSETS	38,042	36,545
EQUITY METHOD INVESTMENTS	21,478	20,856
OTHER INVESTMENTS	1,039	1,096
OTHER ASSETS	4,428	4,230
DEFERRED INCOME TAX ASSETS	3,298	330
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $8,370 and $8,246, respectively	7,977	8,203
TRADEMARKS WITH INDEFINITE LIVES	6,753	6,729
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	53	138
GOODWILL	9,908	9,401
OTHER INTANGIBLE ASSETS	306	368
TOTAL ASSETS	$93,282	$87,896
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,218	$8,748
Loans and notes payable	14,785	13,205
Current maturities of long-term debt	4,370	3,298
Accrued income taxes	579	410
Liabilities held for sale	33	37
Liabilities held for sale — discontinued operations	1,495	1,496
TOTAL CURRENT LIABILITIES	31,480	27,194
LONG-TERM DEBT	29,792	31,182
OTHER LIABILITIES	8,079	8,021
DEFERRED INCOME TAX LIABILITIES	2,314	2,522
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	16,006	15,864
Reinvested earnings	63,150	60,430
Accumulated other comprehensive income (loss)	(10,038)	(10,305)
Treasury stock, at cost — 2,781 and 2,781 shares, respectively	(51,268)	(50,677)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	19,610	17,072
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,007	1,905
TOTAL EQUITY	21,617	18,977
TOTAL LIABILITIES AND EQUITY	$93,282	$87,896
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	March 30, 2018	March 31, 2017
OPERATING ACTIVITIES
Consolidated net income	$1,400	$1,184
(Income) loss from discontinued operations	(73)	—
Net income from continuing operations	1,327	1,184
Depreciation and amortization	270	328
Stock-based compensation expense	72	55
Deferred income taxes	(199)	(34)
Equity (income) loss — net of dividends	(43)	(89)
Foreign currency adjustments	(19)	72
Significant (gains) losses on sales of assets — net	34	497
Other operating charges	510	269
Other items	(27)	16
Net change in operating assets and liabilities	(1,312)	(1,534)
Net cash provided by operating activities	613	764
INVESTING ACTIVITIES
Purchases of investments	(2,669)	(3,731)
Proceeds from disposals of investments	4,379	4,362
Acquisitions of businesses, equity method investments and nonmarketable securities	(183)	(337)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	3	1,430
Purchases of property, plant and equipment	(274)	(442)
Proceeds from disposals of property, plant and equipment	43	18
Other investing activities	22	31
Net cash provided by (used in) investing activities	1,321	1,331
FINANCING ACTIVITIES
Issuances of debt	9,576	11,704
Payments of debt	(8,770)	(9,223)
Issuances of stock	477	394
Purchases of stock for treasury	(927)	(1,304)
Other financing activities	(72)	(36)
Net cash provided by (used in) financing activities	284	1,535
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by (used in) operating activities from discontinued operations	46	—
Net cash provided by (used in) investing activities from discontinued operations	(24)	—
Net cash provided by (used in) financing activities from discontinued operations	40	—
Net cash provided by (used in) discontinued operations	62	—
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	95	202
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	2,375	3,832
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	6,373	8,850
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	8,748	12,682
Less: Restricted cash and restricted cash equivalents at end of period	457	562
Cash and cash equivalents at end of period	$8,291	$12,120
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2017.
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2018 and the first quarter of 2017 ended on March 30, 2018 and March 31, 2017, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Certain prior year amounts in the condensed consolidated financial statements and accompanying notes have been revised to conform to the current year presentation as a result of the adoption of accounting standards that became effective January 1, 2018, as applicable. Refer to the "Recently Adopted Accounting Guidance" section within this note below for further details.
Advertising Costs
The Company's accounting policy related to advertising costs for annual reporting purposes, as disclosed in Note 1 of our 2017 Annual Report on Form 10-K, is to expense production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred.
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
Shipping and Handling Costs
Shipping and handling costs related to the movement of goods from our manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our condensed consolidated statements of income. Shipping and handling costs incurred to move goods from our manufacturing locations or sales distribution centers to our customers are also included in the line item cost of goods sold in our condensed consolidated statements of income, except for costs incurred to distribute goods sold by our Company-owned bottlers to our customers, which are included in the line item selling, general and administrative expenses. Our customers do not pay us separately for shipping and handling costs related to finished goods. Effective January 1, 2018, we adopted Accounting Standards Codification Revenue from Contracts with Customers ("ASC 606"). Upon adoption, we made a policy election to recognize the cost of shipping and handling activities which are performed after a customer obtains control of the goods as costs to fulfill our promise to provide goods to the customer. As a result of this election, the Company does not evaluate whether shipping and handling activities are services promised to customers. If revenue is recognized for the related goods before the shipping and handling activities occur, the related costs of those shipping and handling activities are accrued. Refer to Note 3 for additional information regarding revenue recognition.

Sales, Use, Value-Added and Excise Taxes
The Company collects taxes imposed directly on its customers related to sales, use, value-added, excise and other similar taxes. The Company then remits such taxes on behalf of its customers to the applicable governmental authorities. Upon adoption of ASC 606, we made a policy election to exclude from net operating revenues the tax amounts imposed on revenue-producing transactions that were collected from our customers to be remitted to governmental authorities. Accordingly, such tax amounts are recorded in the line item trade accounts receivable in our consolidated balance sheet when collection of taxes from the customer has not yet occurred and are recorded in the line item accounts payable and accrued expenses in our consolidated balance sheet until they are remitted to the applicable governmental authorities. Taxes imposed directly on the Company, whether based on receipts from sales, inventory procurement costs, or manufacturing activities, are recorded in the line item cost of goods sold in our consolidated statement of income. Refer to Note 3 for additional information regarding revenue recognition.

Net Income
The following table presents information related to net income from continuing operations and net income from discontinued operations (in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017
CONTINUING OPERATIONS
Net income from continuing operations	$1,327	$1,184
Less: Net income from continuing operations attributable to noncontrolling interests	2	2
Net income from continuing operations attributable to shareowners of The Coca-Cola Company	$1,325	$1,182
DISCONTINUED OPERATIONS
Net income from discontinued operations	$73	$—
Less: Net income from discontinued operations attributable to noncontrolling interests	30	—
Net income from discontinued operations attributable to shareowners of The Coca-Cola Company	$43	$—
CONSOLIDATED
Consolidated net income	$1,400	$1,184
Less: Net income attributable to noncontrolling interests	32	2
Net income attributable to shareowners of The Coca-Cola Company	$1,368	$1,182

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents or restricted cash equivalents, as applicable. Restricted cash and restricted cash equivalents generally consist of amounts held by our captive insurance companies which are included in the line item other assets on our consolidated balance sheets and amounts classified in assets held for sale. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our concentrations of credit risk.

The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in the condensed consolidated statements of cash flows (in millions):

	March 30, 2018	December 31, 2017
Cash and cash equivalents	$8,291	$6,006
Cash and cash equivalents included in assets held for sale	7	13
Cash and cash equivalents included in assets held for sale — discontinued operations	169	97
Cash and cash equivalents included in other assets[1]	281	257
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,748	$6,373
	March 31, 2017	December 31, 2016
Cash and cash equivalents	$12,120	$8,555
Cash and cash equivalents included in assets held for sale	311	49
Cash and cash equivalents included in assets held for sale — discontinued operations	—	—
Cash and cash equivalents included in other assets[1]	251	246
Cash, cash equivalents, restricted cash and restricted cash equivalents	$12,682	$8,850
1 Amounts represent cash and cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.

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
Venezuela has been designated as a hyperinflationary economy. We sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. We also have certain U.S. dollar-denominated intangible assets associated with products sold in Venezuela. As a result of weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability, we recorded impairment charges totaling $20 million during the three months ended March 31, 2017 in the line item other operating charges in our condensed consolidated statement of income. As a result of these impairment charges and a subsequent impairment charge in 2017, the remaining carrying value of all U.S. dollar-denominated intangible assets associated with products sold in Venezuela is zero.
Recently Issued Accounting Guidance
Recently Adopted Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which replaces most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. ASU 2014-09 and its amendments were included primarily in ASC 606. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted ASC 606 effective January 1, 2018, using the modified retrospective method. We recognized a cumulative effect adjustment to decrease the opening balance of reinvested earnings as of January 1, 2018 by $257 million, net of tax. Refer to Note 3.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 was effective for the Company beginning January 1, 2018 and we are now recognizing any changes in the fair value of certain equity investments in net income as prescribed by the new standard rather than in other comprehensive income ("OCI"). We recognized a cumulative effect adjustment to increase the opening balance of reinvested earnings as of January 1, 2018 by $409 million. Refer to Note 4 for additional disclosures required by this ASU.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 was effective for the Company beginning January 1, 2018 and was adopted using the retrospective transition approach to all periods presented. The impact of the adoption of ASU 2016-15 on our consolidated statement of cash flows was a change in presentation related to our proceeds from the settlement of corporate-owned life insurance policies. We restated our condensed consolidated statement of cash flows to reflect these proceeds in the line item other investing activities, which were previously presented in the line item net change in operating assets and liabilities. During the three months ended March 31, 2017, the amount of proceeds received from the settlement of corporate-owned life insurance policies was $24 million.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 was effective for the Company beginning January 1, 2018 and was adopted using a modified retrospective basis. We recorded a $2.9 billion cumulative effect adjustment to increase the opening balance of reinvested earnings with the majority of the offset being recorded as a deferred tax asset in the line item deferred income tax assets in our condensed consolidated balance sheet.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The amendments in this update address diversity in practice that exists in the classification and presentation of changes in amounts generally described as restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts that an entity defines as restricted cash for purposes of this standard or otherwise does not present in the line item cash and cash equivalents on its balance sheet. ASU 2016-18 was effective for the Company beginning January 1, 2018 and was adopted using the retrospective transition method to all periods presented.
Prior to the adoption of this ASU, we presented the transfer of cash and cash equivalents into or out of our captive insurance companies in the line item purchases of investments and proceeds from disposals of investments in our consolidated cash flow statement. We did not present the purchases of investments and proceeds from disposals of investments within our captive insurance companies. Cash flows related to cash and cash equivalents included in our insurance captives are now presented in the line items purchases of investments and proceeds from disposals of investments within the investing activities section of our consolidated statement of cash flows. During the three months ended March 31, 2017, the purchases of investments and proceeds from disposals of investments within our captive insurance companies were $180 million and $186 million, respectively.
Prior to the adoption of this ASU, we treated the change in cash and cash equivalents included in assets held for sale as an adjustment to the line item other investing activities within the statement of cash flows. With the adoption of this ASU, we no longer make this adjustment and restated the prior year to remove this adjustment. During the three months ended March 31, 2017, the change in cash and cash equivalents included in assets held for sale was $262 million. Refer to the heading "Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents" above for additional disclosures required by this ASU.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was effective for the Company beginning January 1, 2018 and was adopted prospectively. The impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which requires that the service cost component of the Company's net periodic pension cost and net periodic postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees, with the non-service components of net periodic benefit cost and other benefit plan charges and credits being classified outside of a subtotal of income from operations. ASU 2017-07 was effective for the Company beginning January 1, 2018 and was adopted retrospectively for the presentation of the other components of net periodic benefit cost and other benefit plan charges and credits in our condensed consolidated statements of income. As part of our adoption, we elected to use a practical expedient which allows us to use information previously disclosed in our note on pension and other postretirement benefit plans as the estimation basis for applying the retrospective presentation requirements of this ASU. For the three months ended March 31, 2017, we reclassified $18 million of income related to our non-service cost components of net periodic benefit cost and other benefit plan charges and credits from operating income to other income (loss) — net in our condensed consolidated statement of income. Refer to Note 13 for additional disclosures required by this ASU.
In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act ("Tax Reform Act"). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Reform Act. Refer to Note 14 for additional information on the Tax Reform Act.
Accounting Guidance Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize right-of-use assets, representing their right to use the underlying asset for the lease term, and lease liabilities on the balance sheet for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The Company has initiated its plan for the adoption and implementation of this new accounting standard, including assessing our lease arrangements, evaluating practical expedient and accounting policy elections, and implementing software to meet the reporting requirements of this standard. The Company is also in the process of identifying changes to our business processes and controls to support adoption of the new standard. ASU 2016-02 is effective for the Company beginning January 1, 2019. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. In March 2018, the FASB approved a new, optional transition method that will give companies the option to use the effective date as the date of initial application on transition. The Company plans to elect this transition method, and as a result, we will not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company anticipates the adoption of this new standard will result in a significant increase in lease-related assets and liabilities on our consolidated balance sheet. The impact on the Company's consolidated statement of income is being evaluated. As the impact of this standard is non-cash in nature, we do not anticipate its adoption having an impact on the Company's consolidated statement of cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we are currently evaluating the impact that it will have on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which eliminates the requirement to separately measure and report hedge ineffectiveness and requires companies to recognize all elements of hedge accounting that impact earnings in the same line item in the statement of income where the hedged item resides. The amendments include new alternatives for measuring the hedged item for fair value hedges of interest rate risk and ease the requirements for effectiveness testing, hedge documentation and applying the critical terms match method. Finally, the standard introduces new alternatives that permit companies to reduce the risk of material error if the shortcut method is misapplied. ASU 2017-12 is effective for the Company beginning January 1, 2019 and is required to be applied prospectively. The Company is currently evaluating the impact that ASU 2017-12 will have on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Reform Act on items within accumulated other comprehensive income (loss) ("AOCI") to retained earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." Amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update. ASU 2018-02 is effective for the Company beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company is currently evaluating the impact that ASU 2018-02 will have on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the three months ended March 30, 2018, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $183 million, which primarily related to the acquisition of additional interests in the Company’s franchise bottlers in the United Arab Emirates and in Oman, both of which were previously equity method investees of the Company. As a result of the additional interest acquired in the Oman bottler, we obtained a controlling interest, resulting in its consolidation.
During the three months ended March 31, 2017, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $337 million, which primarily related to the acquisition of AdeS, a plant-based beverage business, by the Company and several of its bottling partners in Latin America.

Divestitures
During the three months ended March 30, 2018, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $3 million related to the proceeds from the refranchising of our U.S. Virgin Islands bottling territories.
During the three months ended March 31, 2017, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $1,430 million, primarily related to proceeds from the refranchising of certain of our bottling territories in North America and an advance payment received of $703 million related to the portion of the China bottling operations that were refranchised in June 2017.
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
Each CBA generally has a term of 10 years and is renewable, in most cases by the bottler and in some cases by the Company, indefinitely for successive additional terms of 10 years each. Under the CBA, except for the CBA entered into in conjunction with the refranchising of CCR's former Southwest operating unit ("Southwest Transaction") and for additional territories sold to AC Bebidas, S. de R.L. de C.V. ("AC Bebidas"), the bottlers make ongoing quarterly payments to the Company based on their gross profit in the refranchised territories throughout the term of the CBA, including renewals, in exchange for the grant of the exclusive territory rights. Liberty Coca-Cola Beverages, the co-owners of which are former management of CCR, will make ongoing quarterly payments based on the gross profit in its refranchised territories upon the earlier of reaching a predefined level of profitability, or the 41st quarter following the closing date.
Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories, excluding the territory included in the Southwest Transaction, to the respective bottlers in exchange for cash.
During the three months ended March 30, 2018 and March 31, 2017, cash proceeds from these sales totaled $3 million and $726 million, respectively. Included in the cash proceeds for the three months ended March 31, 2017, was $139 million from Coca-Cola Bottling Co. Consolidated ("CCBCC"), an equity method investee.
Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized losses of $2 million and $497 million during the three months ended March 30, 2018 and March 31, 2017, respectively. These losses primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale and were included in the line item other income (loss) — net in our condensed consolidated statements of income. See further discussion of assets and liabilities held for sale below. In total, we expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
There is diversity in practice as it relates to the accounting for contingent consideration by the seller. The seller can account for the future contingent payments received as a gain contingency, recognizing the amounts in the statement of income only after the related contingencies are resolved and the gain is realized, which in this arrangement will be quarterly as the bottlers earn gross profit in the transferred territories. Alternatively, the seller can record a receivable for the contingent consideration at fair value on the date of sale and record any future differences between the payments received and this receivable in the statement of income as they occur. We elected the gain contingency treatment since the quarterly payments will be received throughout the terms of the CBAs, including all subsequent renewals, regardless of the cumulative amount received as compared to the value of the intangible assets transferred.
During the three months ended March 30, 2018 and March 31, 2017, the Company recorded charges of $19 million and $106 million, respectively, primarily related to payments made to certain of our unconsolidated bottling partners in order to convert the bottling agreements for their legacy territories and any previously refranchised territories to a single form of CBA with additional requirements. The additional requirements generally include a binding national governance model, mandatory incidence pricing and additional core performance requirements, among other things. As a result of these conversions, the legacy territories and any previously refranchised territories for each of the related bottling partners will be governed under similar CBAs, which will provide consistency across each such bottler's respective territory, and consistency with other U.S.

bottlers that have been granted or converted to this form of CBA. The losses related to these payments were included in the line item other income (loss) — net in our condensed consolidated statements of income during the three months ended March 30, 2018 and March 31, 2017.
Refer to Note 16 for the impact these items had on our operating segments.
Assets and Liabilities Held for Sale
As of March 30, 2018, the Company had certain bottling operations in Latin America that met the criteria to be classified as held for sale, which requires us to present the related assets and liabilities as separate line items in our condensed consolidated balance sheet. We were not required to record these assets and liabilities at fair value less any costs to sell because their fair value approximates their carrying value. These operations were refranchised in April 2018.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheets (in millions):

	March 30, 2018		December 31, 2017
Cash, cash equivalents and short-term investments	$7		$13
Trade accounts receivable, less allowances	6		10
Inventories	11		11
Prepaid expenses and other assets	19		12
Other assets	7		7
Property, plant and equipment — net	63		85
Bottlers' franchise rights with indefinite lives	—		5
Goodwill	99		103
Other intangible assets	1		1
Allowance for reduction of assets held for sale	—		(28)
Assets held for sale	$213	[1]	$219	[3]
Accounts payable and accrued expenses	$18		$22
Other liabilities	14		12
Deferred income taxes	1		3
Liabilities held for sale	$33	[2]	$37	[4]
1 Consists of total assets relating to refranchising of Latin America bottling operations of $213 million, which are included in the Bottling Investments operating segment.
2 Consists of total liabilities relating to refranchising of Latin America bottling operations of $33 million, which are included in the Bottling Investments operating segment.

[3]
Consists of total assets relating to North America refranchising of $9 million and refranchising of Latin America bottling operations of $210 million, which are included in the Bottling Investments operating segment.

[4]
Consists of total liabilities relating to North America refranchising of $5 million and refranchising of Latin America bottling operations of $32 million, which are included in the Bottling Investments operating segment.

We determined that the operations included in the table above did not meet the criteria to be classified as discontinued operations under the applicable guidance.
Discontinued Operations
In October 2017, the Company and Anheuser-Busch InBev ("ABI") completed the transition of ABI's controlling interest in Coca-Cola Beverages Africa Proprietary Limited ("CCBA") to the Company for $3,150 million. We plan to hold our controlling interest in CCBA temporarily and are currently in discussions with several potential buyers and anticipate divesting of this interest in 2018. Accordingly, we have presented the financial position and results of operations of CCBA as discontinued operations in the accompanying condensed consolidated financial statements. We were not required to record these assets and liabilities at fair value less any costs to sell because their fair value approximates their carrying value.
The preliminary goodwill recorded at the time of the transaction was $4,262 million, none of which is tax deductible. This goodwill is in part due to the significant synergies that are expected from the consolidation of the bottling system in Southern and East Africa, especially within the country of South Africa. The initial accounting for the business combination is currently incomplete, although preliminary purchase accounting entries have been recorded, including a preliminary allocation of goodwill between CCBA and the reporting units expected to benefit from this transaction. The balance sheet line items that are expected to be impacted by the completion of purchase accounting are assets held for sale — discontinued operations and liabilities held for sale — discontinued operations in the condensed consolidated financial statements.

The following table presents information related to the major classes of assets and liabilities of CCBA that were classified as held for sale — discontinued operations in our condensed consolidated balance sheets (in millions):

	March 30, 2018	December 31, 2017
Cash, cash equivalents and short-term investments	$169	$97
Trade accounts receivable, less allowances	280	299
Inventories	294	299
Prepaid expenses and other assets	69	52
Equity method investments	7	7
Other assets	21	29
Property, plant and equipment — net	1,460	1,436
Goodwill	3,923	4,248
Other intangible assets	943	862
Assets held for sale — discontinued operations	$7,166	$7,329
Accounts payable and accrued expenses	$545	$598
Loans and notes payable	418	404
Current maturities of long-term debt	6	6
Accrued income taxes	55	40
Long-term debt	20	19
Other liabilities	10	10
Deferred income taxes	441	419
Liabilities held for sale — discontinued operations	$1,495	$1,496
NOTE 3: REVENUE RECOGNITION
We adopted ASC 606 effective January 1, 2018, using the modified retrospective method. We have implemented this standard for all contracts at the effective date. Under this method, we recorded the cumulative effect of applying this guidance through an adjustment to the opening balance of reinvested earnings on the adoption date. The cumulative adjustment was a reduction of reinvested earnings of $257 million, net of tax, which was primarily related to changing when we recognize the effects of certain variable consideration payments, as described below.
The Company has changed our accounting policies and practices, business processes, systems and controls, as well as designed and implemented specific controls over our evaluation of the impact of the new guidance on the Company, including the cumulative effect calculation, disclosure requirements and the collection of relevant data for the reporting process.
Our Company markets, manufactures and sells concentrates and finished goods. In our domestic and international concentrate operations, we typically generate net operating revenues by selling concentrates, syrups and certain finished beverages to authorized bottling and canning operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water, or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers — such as cans and refillable and non-refillable glass and plastic bottles — bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrate, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished nonalcoholic beverages, such as water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks, to retailers or to distributors and wholesalers who distribute them to retailers. These operations consist primarily of Company-owned or -controlled bottling, sales and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers which are generally not one of the Company's bottling partners. These operations are generally included in one of our geographic operating segments. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment. Generally, finished product operations produce higher net operating revenues but lower gross profit margins compared to concentrate operations.
Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell concentrates or finished products to our bottling partners, wholesalers, distributors or retailers. Control of the concentrates or finished products is transferred upon shipment to, or receipt at, our customers' locations, as determined by the specific terms of the contract. Once control is transferred to the customer, we have completed our performance obligation, and revenue is recognized. Our sales terms generally do not allow for a right of return except for matters related to any manufacturing defects on our part. After completion of our performance obligation, we have an unconditional right to consideration as outlined in the contract. Our receivables will generally be collected in less than six months, in accordance with the underlying payment terms. All of our performance obligations under the terms of contracts with our customers have an original duration of one year or less.
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with our bottling partners to develop and implement an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products produced from the concentrate are sold and package mix. The amounts associated with the arrangements described above are defined as variable consideration under ASC 606 and are included in the transaction price as a component of net operating revenues in our condensed consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our condensed consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates. The change in the amount of variable consideration recognized during the three months ended March 30, 2018 related to performance obligations satisfied in prior periods was immaterial.
In addition to changes in the timing of when we record variable consideration, ASC 606 provided clarification about the classification of certain costs relating to revenue arrangements with customers. As a result, during the three months ended March 30, 2018, we recorded certain amounts in cost of goods sold or selling, general and administrative expenses that were previously classified as reductions in net operating revenues. The Company also re-evaluated the principal versus agent considerations pertaining to certain of its arrangements with third-party manufacturers and co-packers. We recorded certain costs in net operating revenues which were previously recorded in cost of goods sold related to arrangements in which we concluded we did not control the goods before they were delivered to our customers.

The following tables compare the amounts reported in the condensed consolidated statement of income and condensed consolidated balance sheet to the amounts had the previous revenue recognition guidance been in effect (in millions):

	Three Months Ended March 30, 2018
	As Reported	Balances without Adoption of ASC 606	Increase (Decrease) Due to Adoption
Net operating revenues	$7,626	$7,435	$191	[1]
Cost of goods sold	2,738	2,547	191
Gross profit	4,888	4,888	—
Selling, general and administrative expenses	2,541	2,540	1
Operating income	1,811	1,812	(1)
Income from continuing operations before income taxes	1,833	1,834	(1)
Income taxes from continuing operations	506	506	—
Net income from continuing operations	1,327	1,328	(1)
Income from discontinued operations	73	70	3
Consolidated net income	1,400	1,398	2
Net income attributable to shareowners of The Coca-Cola Company	1,368	1,366	2
1 The increase in net operating revenues was primarily due to the reclassification of shipping and handling costs.

	March 30, 2018
	As Reported	Balances without Adoption of ASC 606	Increase (Decrease) Due to Adoption
ASSETS
Trade accounts receivable	$3,904	$3,796	$108	[1]
Prepaid and other assets	2,449	2,456	(7)
Total current assets	38,042	37,941	101
Deferred income tax assets	3,298	3,238	60
Total assets	93,282	93,121	161
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$10,218	$9,762	$456	[2]
Total current liabilities	31,480	31,024	456
Deferred income tax liabilities	2,314	2,354	(40)
Reinvested earnings	63,150	63,405	(255)
Total equity	21,617	21,872	(255)
Total liabilities and equity	93,282	93,121	161

[1]	The increase was primarily due to incremental estimated variable consideration receivables from third-party customers.

[2]	The increase was primarily due to incremental estimated variable consideration payables due to third-party customers.
The following table presents net operating revenues disaggregated between the United States and international and further by line of business (in millions):

Three Months Ended March 30, 2018	United States	International	Total
Concentrate operations	$1,116	$3,779	$4,895
Finished product operations	1,472	1,259	2,731
Total	$2,588	$5,038	$7,626
Refer to Note 16 for additional revenue disclosures by operating segment.

NOTE 4: INVESTMENTS
Equity Securities
Effective January 1, 2018, we adopted ASU 2016-01 which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. During the three months ended March 30, 2018, the Company did not recognize any fair value adjustments for equity securities without readily determinable fair values. We recognized a cumulative effect adjustment of $409 million to increase the opening balance of reinvested earnings with an offset to AOCI as of January 1, 2018, in connection with the adoption of ASU 2016-01.
For fiscal periods beginning prior to January 1, 2018, marketable equity securities not accounted for under the equity method were classified as trading or available-for-sale. Both realized and unrealized gains and losses on equity securities classified as trading securities were recognized in net income. For equity securities classified as available-for-sale, realized gains and losses were included in net income. Unrealized gains and losses on equity securities classified as available-for-sale were recognized in AOCI, net of deferred taxes. In addition, the Company held equity securities without readily determinable fair values that were recorded at cost. For these cost method investments, we recorded dividend income when applicable dividends were declared. Cost method investments were reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments was reported in other income (loss) — net in our condensed consolidated statements of income. We reviewed all of our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine the fair value of these investments unless impairment indicators existed. When impairment indicators did exist, we generally used discounted cash flow analyses to determine the fair value. We estimated that the fair values of our cost method investments approximated or exceeded their carrying values as of December 31, 2017. Our cost method investments had a carrying value of $143 million as of December 31, 2017.
As of March 30, 2018, the carrying values of our equity securities were included in the following line items in our condensed consolidated balance sheet (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
Marketable securities	$335	$—
Other investments	935	104
Other assets	1,019	—
Total equity securities	$2,289	$104
The calculation of net unrealized gains and losses for the period that relate to equity securities still held at March 30, 2018 is as follows (in millions):

Three Months Ended
March 30, 2018
Net gains (losses) recognized during the period related to equity securities	$(79)
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	3
Unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$(82)
As of December 31, 2017, equity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Trading securities	$324	$75	$(4)	$395
Available-for-sale securities	1,276	685	(66)	1,895
Total equity securities	$1,600	$760	$(70)	$2,290

As of December 31, 2017, the Company had investments classified as available-for-sale in which our cost basis exceeded the fair value of our investment. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these investments was not other than temporary and did not record any impairment charges.
As of December 31, 2017, the fair values of our equity securities were included in the following line items in our condensed consolidated balance sheet (in millions):

	Trading Securities	Available-for-Sale Securities
Marketable securities	$283	$52
Other investments	—	953
Other assets	112	890
Total equity securities	$395	$1,895
The sale of available-for-sale equity securities during the three months ended March 31, 2017 resulted in the following realized activity (in millions):

Gross gains	$22
Gross losses	(3)
Proceeds	82
Debt Securities
Our investments in debt securities are classified as trading, available-for-sale, or held-to-maturity and carried at either amortized cost or fair value. The cost basis is determined by the specific identification method. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Both realized and unrealized gains and losses on debt securities classified as trading securities are included in net income. For debt securities classified as available-for-sale, realized gains and losses are included in net income. Unrealized gains and losses on debt securities classified as available-for-sale are recognized in AOCI, net of deferred taxes, except for the change in fair value attributable to the currency risk being hedged. Refer to Note 6 for additional information related to the Company's fair value hedges of available-for-sale debt securities.
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 30, 2018
Trading securities	$37	$—	$—	$37
Available-for-sale securities	5,950	177	(50)	6,077
Total debt securities	$5,987	$177	$(50)	$6,114
December 31, 2017
Trading securities	$12	$—	$—	$12
Available-for-sale securities	5,782	157	(27)	5,912
Total debt securities	$5,794	$157	$(27)	$5,924

The fair values of our debt securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	March 30, 2018		December 31, 2017
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Cash and cash equivalents	$—	$612	$—	$667
Marketable securities	37	5,192	12	4,970
Other assets	—	273	—	275
Total debt securities	$37	$6,077	$12	$5,912
The contractual maturities of these available-for-sale debt securities as of March 30, 2018 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$1,171	$1,214
After 1 year through 5 years	4,366	4,443
After 5 years through 10 years	102	113
After 10 years	311	307
Total	$5,950	$6,077
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017
Gross gains	$—	$4
Gross losses	(5)	(4)
Proceeds	3,087	3,012
Captive Insurance Companies
In accordance with local insurance regulations, our captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of its consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. This captive's solvency capital funds included equity and debt securities of $1,176 million as of March 30, 2018 and $1,159 million as of December 31, 2017, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations.
NOTE 5: INVENTORIES
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

	March 30, 2018	December 31, 2017
Raw materials and packaging	$1,882	$1,729
Finished goods	827	693
Other	228	233
Total inventories	$2,937	$2,655

NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company uses various types of derivative instruments including, but not limited to, forward contracts, commodity futures contracts, option contracts, collars and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date and at a predetermined rate or price. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency or commodity at a predetermined rate or price during a period or at a time in the future. A collar is a strategy that uses a combination of options to limit the range of possible positive or negative returns on an underlying asset or liability to a specific range, or to protect expected future cash flows. To do this, an investor simultaneously buys a put option and sells (writes) a call option, or alternatively buys a call option and sells (writes) a put option. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative financial instruments for trading purposes. The Company may also designate certain non-derivative instruments, such as our foreign-denominated debt, in hedging relationships.
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
The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates. Refer to Note 15. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, commodity rates or other financial indices. The Company does not view the fair values of its derivatives in isolation but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	March 30, 2018	December 31, 2017
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$42	$45
Foreign currency contracts	Other assets	176	79
Interest rate contracts	Other assets	36	52
Total assets		$254	$176
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$77	$69
Foreign currency contracts	Other liabilities	13	9
Foreign currency contracts	Liabilities held for sale — discontinued operations	—	8
Commodity contracts	Liabilities held for sale — discontinued operations	—	4
Interest rate contracts	Accounts payable and accrued expenses	—	30
Interest rate contracts	Other liabilities	39	39
Total liabilities		$129	$159
1 All of the Company's derivative instruments are carried at fair value in our condensed consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 15 for the net presentation of the Company's derivative instruments.
2 Refer to Note 15 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	March 30, 2018	December 31, 2017
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$15	$20
Foreign currency contracts	Other assets	2	27
Commodity contracts	Prepaid expenses and other assets	23	25
Commodity contracts	Other assets	—	1
Other derivative instruments	Prepaid expenses and other assets	—	8
Total assets		$40	$81
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$25	$69
Foreign currency contracts	Other liabilities	91	28
Foreign currency contracts	Liabilities held for sale — discontinued operations	7	—
Commodity contracts	Accounts payable and accrued expenses	7	7
Commodity contracts	Other liabilities	1	—
Commodity contracts	Liabilities held for sale — discontinued operations	5	—
Interest rate contracts	Accounts payable and accrued expenses	7	—
Other derivative instruments	Accounts payable and accrued expenses	8	1
Other derivative instruments	Other liabilities	1	1
Total liabilities		$152	$106
1 All of the Company's derivative instruments are carried at fair value in our condensed consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 15 for the net presentation of the Company's derivative instruments.
2 Refer to Note 15 for additional information related to the estimated fair value.

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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualify for the Company's foreign currency cash flow hedging program were $3,703 million and $4,068 million as of March 30, 2018 and December 31, 2017, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of the foreign currency denominated debt due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that have been designated as cash flow hedges for the Company's foreign currency denominated debt were $1,851 million as of March 30, 2018 and December 31, 2017.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $5 million and $35 million as of March 30, 2018 and December 31, 2017, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program was $500 million as of December 31, 2017. During the three months ended March 30, 2018, we discontinued the cash flow hedge relationship related to these swaps. We reclassified a loss of $8 million into earnings as a result of the discontinuance. As of March 30, 2018, we did not have any interest rate swaps designated as a cash flow hedge.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended March 30, 2018
Foreign currency contracts	$(57)	Net operating revenues	$15	$—	[2]
Foreign currency contracts	(4)	Cost of goods sold	(1)	—	[2]
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	105	Other income (loss) — net	67	5
Foreign currency contracts	—	Income from discontinued operations	—	(3)
Interest rate contracts	22	Interest expense	(10)	(8)
Commodity contracts	—	Cost of goods sold	—	—
Commodity contracts	—	Income from discontinued operations	—	(5)
Total	$66		$69	$(11)
Three Months Ended March 31, 2017
Foreign currency contracts	$(87)	Net operating revenues	$107	$—	[2]
Foreign currency contracts	(11)	Cost of goods sold	3	—	[2]
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	15	Other income (loss) — net	27	(8)
Interest rate contracts	1	Interest expense	(8)	—
Commodity contracts	(1)	Cost of goods sold	1	—
Total	$(83)		$128	$(8)

1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of March 30, 2018, the Company estimates that it will reclassify into earnings during the next 12 months $40 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of March 30, 2018, such adjustments had cumulatively decreased the carrying value of our long-term debt by $10 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives that related to our fair value hedges of this type were $8,594 million and $8,121 million as of March 30, 2018 and December 31, 2017, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional value of derivatives that are related to fair value hedges of this type was $311 million as of December 31, 2017. As of March 30, 2018, we did not have any fair value hedges of this type.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Three Months Ended
		March 30, 2018	March 31, 2017
Interest rate contracts	Interest expense	$(16)	$(42)
Fixed-rate debt	Interest expense	14	33
Net impact to interest expense		$(2)	$(9)
Foreign currency contracts	Other income (loss) — net	$(6)	$(19)
Available-for-sale securities	Other income (loss) — net	6	22
Net impact to other income (loss) — net		$—	$3
Net impact of fair value hedging instruments		$(2)	$(6)
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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended
	March 30, 2018	December 31, 2017	March 30, 2018	March 31, 2017
Foreign currency contracts	$—	$—	$—	$(13)
Foreign currency denominated debt	13,558	13,147	(411)	2
Total	$13,558	$13,147	$(411)	$(11)
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three months ended March 30, 2018 and March 31, 2017. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended March 30, 2018 and March 31, 2017. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statements of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $6,242 million and $6,827 million as of March 30, 2018 and December 31, 2017, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $287 million and $357 million as of March 30, 2018 and December 31, 2017, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		March 30, 2018	March 31, 2017
Foreign currency contracts	Net operating revenues	$(7)	$(10)
Foreign currency contracts	Cost of goods sold	(1)	—
Foreign currency contracts	Other income (loss) — net	(43)	36
Foreign currency contracts	Income from discontinued operations	(6)	—
Interest rate contracts	Interest expense	(2)	—
Commodity contracts	Net operating revenues	—	(3)
Commodity contracts	Cost of goods sold	13	31
Commodity contracts	Selling, general and administrative expenses	—	(1)
Commodity contracts	Income from discontinued operations	1	—
Other derivative instruments	Selling, general and administrative expenses	(6)	12
Other derivative instruments	Other income (loss) — net	(1)	—
Total		$(52)	$65
NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the three months ended March 30, 2018, the Company retired upon maturity $750 million total principal amount of notes due March 14, 2018 at a fixed interest rate of 1.65 percent and $26 million total principal amount of notes due January 29, 2018 at a fixed interest rate of 9.66 percent.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Guarantees
As of March 30, 2018, we were contingently liable for guarantees of indebtedness owed by third parties of $632 million, of which $260 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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

Tax Audits
The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained; (2) the tax position is "more likely than not" to be sustained, but for a lesser amount; or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained; (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Refer to Note 14.
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
The trial began on March 5, 2018 and is set to last approximately two months. The Company intends to continue vigorously defending its position and is confident in its ability to prevail on the merits.
The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this, and other examinations to determine the adequacy of its tax reserves. The Company believes that the final adjudication of this matter will not have a material impact on its consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail in any material respect on its assertions, the additional tax, interest and any potential penalties could have a material adverse impact on the Company's financial position, results of operations and cash flows.

Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $454 million and $480 million as of March 30, 2018 and December 31, 2017, respectively.
NOTE 9: OTHER COMPREHENSIVE INCOME
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	March 30, 2018	December 31, 2017
Foreign currency translation adjustments	$(8,288)	$(8,957)
Accumulated derivative net gains (losses)	(135)	(119)
Unrealized net gains (losses) on available-for-sale securities[1]	73	493
Adjustments to pension and other benefit liabilities	(1,688)	(1,722)
Accumulated other comprehensive income (loss)	$(10,038)	$(10,305)
1 The change in the balance from December 31, 2017 includes the $409 million reclassification to retained earnings upon the adoption of ASU
2016-01. Refer to Note 1 and Note 4.
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Three Months Ended March 30, 2018
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$1,368	$32	$1,400
Other comprehensive income:
Net foreign currency translation adjustments	669	59	728
Net gain (loss) on derivatives[1]	(16)	—	(16)
Net change in unrealized gain (loss) on available-for-sale debt securities[2]	(11)	—	(11)
Net change in pension and other benefit liabilities[3]	34	—	34
Total comprehensive income	$2,044	$91	$2,135
1 Refer to Note 6 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.
2 Refer to Note 4 for additional information related to the net unrealized gain or loss on available-for-sale debt securities.
3 Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended March 30, 2018	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$167	$(68)	$99
Reclassification adjustments recognized in net income	56	—	56
Gains (losses) on intra-entity transactions that are of a long-term investment nature	796	—	796
Gains (losses) on net investment hedges arising during the period[1]	(411)	129	(282)
Net foreign currency translation adjustments	$608	$61	$669
Derivatives:
Gains (losses) arising during the period	$66	$(38)	$28
Reclassification adjustments recognized in net income	(58)	14	(44)
Net gains (losses) on derivatives[1]	$8	$(24)	$(16)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(13)	$(2)	$(15)
Reclassification adjustments recognized in net income	5	(1)	4
Net change in unrealized gain (loss) on available-for-sale debt securities[2]	$(8)	$(3)	$(11)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$10	$(1)	$9
Reclassification adjustments recognized in net income	33	(8)	25
Net change in pension and other benefit liabilities[3]	$43	$(9)	$34
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$651	$25	$676

[1]	Refer to Note 6 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale debt securities. Refer to Note 4 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended March 31, 2017	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$472	$47	$519
Gains (losses) on intra-entity transactions that are of a long-term investment nature	408	—	408
Gains (losses) on net investment hedges arising during the period[1]	(11)	4	(7)
Net foreign currency translation adjustments	$869	$51	$920
Derivatives:
Gains (losses) arising during the period	$(78)	$32	$(46)
Reclassification adjustments recognized in net income	(120)	45	(75)
Net gains (losses) on derivatives[1]	$(198)	$77	$(121)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	$258	$(87)	$171
Reclassification adjustments recognized in net income	(19)	7	(12)
Net change in unrealized gain (loss) on available-for-sale securities[2]	$239	$(80)	$159
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$(4)	$19	$15
Reclassification adjustments recognized in net income	41	(15)	26
Net change in pension and other benefit liabilities[3]	$37	$4	$41
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$947	$52	$999

[1]	Refer to Note 6 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 4 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statement of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended March 30, 2018
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$56
	Income from continuing operations before income taxes	56
	Income taxes from continuing operations	—
	Consolidated net income	$56
Derivatives:
Foreign currency contracts	Net operating revenues	$(15)
Foreign currency and commodity contracts	Cost of goods sold	1
Foreign currency contracts	Other income (loss) — net	(71)
Foreign currency and commodity contracts	Income from discontinued operations	8
Foreign currency and interest rate contracts	Interest expense	19
	Income from continuing operations before income taxes	(58)
	Income taxes from continuing operations	14
	Consolidated net income	$(44)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$5
	Income from continuing operations before income taxes	5
	Income taxes from continuing operations	(1)
	Consolidated net income	$4
Pension and other benefit liabilities:
Recognized net actuarial loss (gain)	Other income (loss) — net	$35
Recognized prior service cost (credit)	Other income (loss) — net	(2)
	Income from continuing operations before income taxes	33
	Income taxes from continuing operations	(8)
	Consolidated net income	$25
1 Primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations.

NOTE 10: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2017	4,259	$18,977	$60,430	$(10,305)	$1,760	$15,864	$(50,677)	$1,905
Adoption of accounting standards[1]	—	2,605	3,014	(409)	—	—	—	—
Comprehensive income (loss)	—	2,135	1,368	676	—	—	—	91
Dividends paid/payable to shareowners of The Coca-Cola Company	—	(1,662)	(1,662)	—	—	—	—	—
Business combinations including purchase accounting adjustments	—	13	—	—	—	—	—	13
Purchases of treasury stock	(18)	(822)	—	—	—	—	(822)	—
Impact related to stock compensation plans	18	373	—	—	—	142	231	—
Other activities	—	(2)	—	—	—	—	—	(2)
March 30, 2018	4,259	$21,617	$63,150	$(10,038)	$1,760	$16,006	$(51,268)	$2,007
1 Refer to Note 1, Note 3, Note 4 and Note 14.
NOTE 11: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended March 30, 2018, the Company recorded other operating charges of $536 million. These charges primarily consisted of $390 million of CCR asset impairments and $95 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $45 million related to costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Refer to Note 12 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 for information on how the Company determined the asset impairment charges. Refer to Note 16 for the impact these charges had on our operating segments.
During the three months ended March 31, 2017, the Company recorded other operating charges of $290 million. These charges primarily consisted of $139 million related to the Company's productivity and reinvestment program and charges of  $104 million related to certain intangible assets. The charges related to intangible assets included an $84 million impairment of CCR goodwill and impairments of $20 million related to Venezuelan intangible assets. In addition, other operating charges included $39 million related to costs incurred to refranchise certain of our bottling operations. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Refer to Note 12 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 1 for additional information about the Venezuelan intangible assets and Note 15 for information on how the Company determined the asset impairment charges. Refer to Note 16 for the impact these charges had on our operating segments.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three months ended March 30, 2018 and March 31, 2017, the Company recorded net charges of $51 million and $58 million, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 16 for the impact these items had on our operating segments.

Other Income (Loss) — Net
During the three months ended March 30, 2018, the Company recorded a net loss of $85 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations. The Company also recorded $19 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 1 and Note 4 for additional information on mark-to-market adjustments of equity securities. Refer to Note 2 for additional information on the North America conversion payments. Refer to Note 16 for the impact these items had on our operating segments.
During the three months ended March 31, 2017, the Company recognized losses of $497 million due to the refranchising of certain bottling territories in North America and charges of $106 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Additionally other income (loss) — net includes charges of $18 million resulting from special termination benefits related to refranchising certain of our North America bottling operations. Refer to Note 2 for additional information on the North America refranchising and the conversion payments. Refer to Note 13 for additional information on the special termination benefit charges. Refer to Note 16 for the impact these items had on our operating segments.
NOTE 12: PRODUCTIVITY AND REINVESTMENT PROGRAM
In February 2012, the Company announced a productivity and reinvestment program designed to further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and the integration of Coca-Cola Enterprises Inc.'s former North American bottling operations.
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
The Company has incurred total pretax expenses of $3,153 million related to this program since it commenced. These expenses were recorded in the line item other operating charges in our condensed consolidated statements of income. Refer to Note 16 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended March 30, 2018 (in millions):

	Accrued Balance December 31, 2017	Costs Incurred Three Months Ended March 30, 2018	Payments	Noncash and Exchange	Accrued Balance March 30, 2018
Severance pay and benefits	$190	$33	$(84)	$3	$142
Outside services	1	18	(11)	—	8
Other direct costs	15	44	(49)	1	11
Total	$206	$95	$(144)	$4	$161
NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Service cost	$32	$50	$3	$5
Interest cost	73	78	6	8
Expected return on plan assets[1]	(168)	(161)	(3)	(3)
Amortization of prior service cost (credit)	2	—	(4)	(5)
Amortization of net actuarial loss	34	44	1	2
Net periodic benefit cost (income)	(27)	11	3	7
Special termination benefits[2]	—	18	—	—
Total cost (income) recognized in condensed consolidated statements of income	$(27)	$29	$3	$7
1 The weighted-average expected long-term rates of return on plan assets used in computing 2018 net periodic benefit cost are 8.0 percent for pension benefits plans and 4.5 percent for other benefit plans.

[2]	The special termination benefits were primarily related to North America refranchising and the Company's productivity, restructuring and integration initiatives. Refer to Note 2 and Note 12.
All of the amounts in the table above, other than service cost, were recorded in the line item other income (loss) — net in our condensed consolidated statements of income. During the three months ended March 30, 2018, the Company contributed $27 million to our pension plans, and we anticipate making additional contributions of approximately $24 million during the remainder of 2018. The Company contributed $43 million to our pension plans during the three months ended March 31, 2017.
NOTE 14: INCOME TAXES
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's effective tax rate in 2018 is expected to be 21.0 percent before considering the potential impact of further clarification of certain matters related to the Tax Reform Act and any unusual or special items that may affect our effective tax rate.
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 8.
The Company recorded income tax expense on income from continuing operations of $506 million (27.6 percent effective tax rate) and $323 million (21.4 percent effective tax rate) during the three months ended March 30, 2018 and March 31, 2017, respectively. The Company recorded income tax expense on income from discontinued operations of $40 million (35.3 percent effective tax rate) during the three months ended March 30, 2018.

The following table illustrates the income tax expense (benefit) associated with significant operating and nonoperating items for the interim periods presented (in millions):

	Three Months Ended
	March 30, 2018		March 31, 2017
Asset impairments	$(100)	[1]	$—	[1]
Productivity and reinvestment program	(23)	[2]	(52)	[2]
Transaction gains and losses	(17)	[3]	(174)	[6]
Certain tax matters	126	[4]	(30)	[7]
Other — net	(18)	[5]	(17)	[8]

[1]
Related to charges of $390 million and $104 million during the three months ended March 30, 2018 and March 31, 2017, respectively, due to impairments of certain of the Company's assets. Refer to Note 11 and Note 15.

[2]
Related to charges of $95 million and $139 million during the three months ended March 30, 2018 and March 31, 2017, respectively, due to the Company's productivity and reinvestment program. Refer to Note 12.

[3]
Related to charges of $99 million which consisted of $45 million related to costs incurred to refranchise certain of our bottling operations, a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations, charges of $19 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, and a loss of $2 million as a result of the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 11.

[4]
Related to $176 million of income tax expense primarily as a result of adjustments to our provisional remeasurement of deferred taxes recorded as of December 31, 2017, related to the Tax Reform Act signed into law on December 22, 2017. The Company also recorded a net tax charge of $34 million for changes to our uncertain tax positions, including interest and penalties, as well as for agreed upon tax matters. These charges were partially offset by $84 million of excess tax benefits recorded in association with the Company's share-based compensation arrangements.

[5]
Related to charges of $154 million that primarily consisted of a net charge of $51 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees, a net loss of $85 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a $5 million charge due to tax litigation expense. Refer to Note 11.

[6]
Related to charges of $665 million that primarily consisted of a pretax loss of $497 million as a result of the refranchising of certain bottling territories in North America, charges of $57 million related to costs incurred to refranchise certain of our bottling operations, including special termination benefits, and charges of $106 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 and Note 11.

[7]	Related to $53 million of excess tax benefits associated with the Company's share-based compensation arrangements partially offset by changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[8]	Related to charges of $64 million that included a $58 million net charge due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and a $6 million charge due to tax litigation expense. Refer to Note 11.
In October 2016, the FASB issued ASU 2016-16, which requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 was effective for the Company beginning January 1, 2018 and was adopted using a modified retrospective basis. We recorded a $2.9 billion cumulative effect adjustment to increase the opening balance of reinvested earnings with the majority of the offset being recorded as a deferred tax asset. This amount is primarily related to trademarks and other intangible assets and was recorded as a deferred tax asset in the line item deferred income tax assets in our condensed consolidated balance sheet.
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
The Tax Reform Act was signed into law on December 22, 2017. Among other things, the Tax Reform Act reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, transitions the U.S. method of taxation from a worldwide tax system to a modified territorial system and requires companies to pay a one-time transition tax over a period of eight years on the mandatory deemed repatriation of prescribed foreign earnings as of December 31, 2017. We are applying the guidance in the U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 118 ("SAB 118") when accounting for the enactment date effects of the Tax Reform Act. As of March 30, 2018, we have not completed our accounting for the tax effects of the Tax Reform Act; however, in certain cases, we have made a reasonable estimate of the effects of the Tax Reform Act. In other cases, we have not been able to make a reasonable estimate and continue to account for those items under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Reform Act. As further discussed below, during the three months ended March 30, 2018, we recognized total adjustments of $176 million (a 9.6 percentage point increase to our effective tax rate) in deferred tax expense to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income taxes from continuing operations. In all cases, we will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the Tax Reform Act. These changes could be material to income tax expense.
The one-time transition tax is based on our total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be $42 billion, the majority of which was previously considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes had been provided. We have not made any adjustments as of March 30, 2018 to either our reasonable estimate of $4.6 billion originally recorded as a provisional tax amount for our one-time transition tax liability or the reasonable estimate of $0.6 billion provisional deferred tax for the related withholding taxes and state income taxes. Because of the complexities of the Tax Reform Act, we are still finalizing our calculation of the total accumulated post-1986 prescribed E&P for the applicable foreign entities. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 prescribed foreign E&P and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any additional outside basis differences inherent in these entities, as these amounts, as of March 30, 2018, continue to be provisionally indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable.
We also remeasured and adjusted certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0 percent. However, as of March 30, 2018, we are still analyzing certain aspects of the Tax Reform Act and refining our calculations, which could affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement and adjustments of our deferred tax balance was a tax benefit of $1.6 billion. Upon further analyses of certain aspects of the Tax Reform Act and refinement of our calculations during the three months ended March 30, 2018, we adjusted our provisional amount by $176 million in deferred tax expense, which is included as a component of income tax expense from continuing operations. We do not consider the accounting for the enactment-date remeasurement of deferred tax assets and liabilities to be complete.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets.
As of March 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items. The Company has not yet elected an accounting policy related to how it will account for GILTI and therefore has not provided any deferred tax impacts of GILTI in its condensed consolidated financial statements for the three months ended March 30, 2018.
NOTE 15: FAIR VALUE MEASUREMENTS
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

Recurring Fair Value Measurements
In accordance with U.S. GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are investments in equity securities with readily determinable fair values, debt securities classified as trading or available-for-sale and derivative financial instruments. Additionally, the Company adjusts the carrying value of certain long-term debt as a result of the Company's fair value hedging strategy.
Investments in Debt and Equity Securities
The fair values of our investments in debt and equity securities using quoted market prices from daily exchange traded markets are based on the closing price as of the balance sheet date and are classified as Level 1. The fair values of our investments in debt and equity securities classified as Level 2 are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. Inputs into these valuation techniques include actual trade data, benchmark yields, broker/dealer quotes and other similar data. These inputs are obtained from quoted market prices, independent pricing vendors or other sources.
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
The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

March 30, 2018	Level 1	Level 2	Level 3		Other[4]	Netting Adjustment	[5]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$2,056	$164	$3		$66	$—		$2,289
Debt securities[1]	—	5,957	157	[3]	—	—		6,114
Derivatives[2]	5	289	—		—	(241)	[6]	53	[8]
Total assets	$2,061	$6,410	$160		$66	$(241)		$8,456
Liabilities:
Derivatives[2]	$(5)	$(276)	$—		$—	$202	[7]	$(79)	[8]
Total liabilities	$(5)	$(276)	$—		$—	$202		$(79)
1Refer to Note 4 for additional information related to the composition of our equity securities with readily determinable values and debt securities.
2 Refer to Note 6 for additional information related to the composition of our derivative portfolio.

[3]	Primarily related to debt securities that mature in 2018.
4 Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 4.
5 Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. There are no amounts subject to legally enforceable master netting agreements that management has chosen not to offset or that do not meet the offsetting requirements. Refer to Note 6.

[6]	The Company is obligated to return $99 million in cash collateral it has netted against its net asset derivative position.

[7]	The Company has the right to reclaim $55 million in cash collateral it has netted against its net liability derivative position.

[8]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $53 million in the line item other assets; $12 million in the line item liabilities held for sale — discontinued operations; and $67 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

December 31, 2017	Level 1	Level 2	Level 3		Other[4]	Netting Adjustment	[5]	Fair Value Measurements
Assets:
Trading securities[1]	$212	$127	$3		$65	$—		$407
Available-for-sale securities[1]	1,899	5,739	169	[3]	—	—		7,807
Derivatives[2]	7	250	—		—	(198)	[6]	59	[8]
Total assets	$2,118	$6,116	$172		$65	$(198)		$8,273
Liabilities:
Derivatives[2]	$(3)	$(262)	$—		$—	$147	[7]	$(118)	[8]
Total liabilities	$(3)	$(262)	$—		$—	$147		$(118)

[1]	Refer to Note 4 for additional information related to the composition of our trading securities and available-for-sale securities.
2 Refer to Note 6 for additional information related to the composition of our derivative portfolio.
3 Primarily related to debt securities that mature in 2018.

[4]
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 4.

5 Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. There are no amounts subject to legally enforceable master netting agreements that management has chosen not to offset or that do not meet the offsetting requirements. Refer to Note 6.
6 The Company is obligated to return $55 million in cash collateral it has netted against its derivative position.

[7]	The Company has the right to reclaim $2 million in cash collateral it has netted against its derivative position.

[8]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows:$59 million in the line item other assets; $28 million in the line item accounts payable and accrued expenses; $12 million in the line item liabilities held for sale — discontinued operations; and $78 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three months ended March 30, 2018 and March 31, 2017.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended March 30, 2018 and March 31, 2017.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges, or as a result of observable changes in equity securities using the measurement alternative.

The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended
	March 30, 2018		March 31, 2017
Other long-lived assets	$(252)	[1]	$—
Intangible assets	(138)	[1]	(104)	[2]
Assets held for sale	—		(367)	[3]
Total	$(390)		$(471)
1 The Company recognized losses of $390 million during the three months ended March 30, 2018 due to impairment charges on certain CCR intangible assets and fixed assets recorded in our Bottling Investments operating segment, as a result of management's revised estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. These charges were determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value. Refer to Note 11.

[2]
The Company recognized losses of $104 million during the three months ended March 31, 2017 due to impairment charges on certain intangible assets. The charges included $84 million related to the impairment of CCR goodwill recorded in our Bottling Investments operating segment, primarily as a result of current quarter refranchising activities in North America and management's estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. This charge was determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value. Additionally, the charges included $20 million of impairments related to Venezuelan intangible assets that were recorded due to weaker sales resulting from continued political instability. The fair value of these assets was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 11.

3 The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. These losses related to refranchising activities in North America, which were calculated based on Level 3 inputs. Refer to Note 2.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; trade accounts receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of March 30, 2018, the carrying amount and fair value of our long-term debt, including the current portion, were $34,162 million and $34,481 million, respectively. As of December 31, 2017, the carrying amount and fair value of our long-term debt, including the current portion, were $34,480 million and $35,169 million, respectively.

NOTE 16: OPERATING SEGMENTS
Information about our Company's continuing operations by operating segment is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
As of and for the three months ended March 30, 2018
Net operating revenues:
Third party	$1,692	$979	$2,625	$1,112	$1,051	$18	$—	$7,477
Intersegment	149	19	55	106	—	—	(180)	149	[1]
Total net operating revenues	1,841	998	2,680	1,218	1,051	18	(180)	7,626
Operating income (loss)	914	572	531	565	(461)	(310)	—	1,811
Income (loss) from continuing operations before income taxes	927	566	531	574	(388)	(377)	—	1,833
Identifiable operating assets	9,089	1,990	18,093	2,324	4,342	27,761	—	63,599	[2]
Noncurrent investments	1,239	889	119	185	16,506	3,579	—	22,517
As of and for the three months ended March 31, 2017
Net operating revenues:[3]
Third party	$1,632	$913	$1,653	$1,078	$3,813	$29	$—	$9,118
Intersegment	—	13	764	130	23	—	(930)	—
Total net operating revenues	1,632	926	2,417	1,208	3,836	29	(930)	9,118
Operating income (loss)[3,4]	860	505	574	541	(89)	(428)	—	1,963
Income (loss) from continuing operations before income taxes[3]	885	507	477	549	(546)	(365)	—	1,507
Identifiable operating assets	5,044	1,959	17,040	2,157	15,165	31,853	—	73,218
Noncurrent investments	1,345	874	106	166	12,056	3,436	—	17,983
As of December 31, 2017
Identifiable operating assets	$5,475	$1,896	$17,619	$2,072	$4,493	$27,060	$—	$58,615	[5]
Noncurrent investments	1,238	891	112	177	15,998	3,536	—	21,952
1 Intersegment revenues do not eliminate on a consolidated basis in the table above due to intercompany sales to our discontinued
operations.
2 Identifiable operating assets excludes $7,166 million of assets held for sale — discontinued operations.
3 Amounts have been adjusted to reflect the reclassification of certain revenue streams from the Bottling Investments operating segment to the North America operating segment effective January 1, 2018.
4 Amounts have been adjusted to reflect the adoption of ASU 2017-07. Refer to Note 1.
5 Identifiable operating assets excludes $7,329 million of assets held for sale — discontinued operations.
During the three months ended March 30, 2018, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $2 million for Europe, Middle East and Africa, $2 million for Latin America, $52 million for North America, $6 million for Bottling Investments and $33 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 12.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $390 million for Bottling Investments due to asset impairment charges. Refer to Note 11 and Note 15.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $45 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $68 million for Bottling Investments and increased by $17 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $85 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4 and Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $33 million for Bottling Investments primarily due to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations. Refer to Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $19 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

During the three months ended March 31, 2017, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $2 million for Europe, Middle East and Africa, $35 million for North America, $1 million for Asia Pacific, $14 million for Bottling Investments and $87 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 12.

•
Operating income (loss) was reduced by $39 million and income (loss) from continuing operations before income taxes was reduced by $57 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2 and Note 11.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $84 million for Bottling Investments and $20 million for Corporate due to impairment charges recorded on certain of the Company's intangible assets. Refer to Note 1 and Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $4 million for Europe, Middle East and Africa, $53 million for Bottling Investments and $1 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $106 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was reduced by $497 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 11.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017. As a result, management must make numerous assumptions which involve a significant amount of judgment when completing recoverability and impairment tests of current and noncurrent assets in various regions around the world.
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
Investments in Equity and Debt Securities
Investments classified as equity securities with readily determinable values are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. We review our investments in equity securities that are accounted for using the equity method, equity securities without readily determinable values and debt securities that are classified as available-for-sale or held-to-maturity each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe a hypothetical marketplace participant would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value.
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
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

March 30, 2018	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$5,842	$3,433	$2,409
Coca-Cola FEMSA, S.A.B. de C.V.	3,772	1,995	1,777
Coca-Cola European Partners plc [1]	3,664	3,762	(98)
Coca-Cola HBC AG	3,147	1,300	1,847
Coca-Cola Amatil Limited	1,518	681	837
Coca-Cola Bottlers Japan Holdings Inc.	1,388	1,203	185
Embotelladora Andina S.A.	656	320	336
Coca-Cola İçecek A.Ş.	487	241	246
Coca-Cola Bottling Co. Consolidated	429	132	297
Corporación Lindley S.A.	300	136	164
Total	$21,203	$13,203	$8,000

[1]
The carrying value of our investment in Coca-Cola European Partners plc ("CCEP") exceeded its fair value as of March 30, 2018. Based on the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge.

As of March 30, 2018, gross unrealized gains and losses on available-for-sale debt securities were $177 million and $50 million, respectively. Management assessed each of the available-for-sale debt securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. As a result of these assessments, management determined that the decline in fair value of these investments was temporary and did not record any impairment charges. We will continue to monitor these investments in future periods. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

Other Assets
Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers for distribution rights as well as to fund future marketing activities intended to generate profitable volume, and we expense such payments over the periods benefited. Payments under these programs are generally capitalized and reported in the line items prepaid expenses and other assets or other assets, as appropriate, in our condensed consolidated balance sheets. When facts and circumstances indicate that the carrying value of these assets or asset groups may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

Property, Plant and Equipment
As of March 30, 2018, the carrying value of our property, plant and equipment, net of depreciation, was $7,977 million, or  9 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment review is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe a hypothetical marketplace participant would use.

During the three months ended March 30, 2018, the Company recorded impairment charges of $252 million related to Coca‑Cola Refreshments' ("CCR") property, plant and equipment as a result of management's estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the assets to their carrying value. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements.

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
In order to test for goodwill impairment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a hypothetical marketplace participant would use. The Company has the option to perform a qualitative assessment of goodwill in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing discussed above. Otherwise, the Company does not need to perform any further testing.
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
We test indefinite-lived intangible assets, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment reviews as of the first day of our third fiscal quarter. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe a hypothetical marketplace participant would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment.
During the three months ended March 30, 2018, the Company recorded impairment charges of $138 million related to certain intangible assets. These charges included $100 million related to bottlers' franchise rights with indefinite lives and $38 million related to definite-lived intangible assets. These impairment charges were incurred as a result of management's revised estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income.
During the three months ended March 31, 2017, the Company recorded charges of $104 million related to certain intangible assets. These charges included $84 million related to the impairment of CCR goodwill recorded in our Bottling Investments operating segment, primarily as a result of current quarter refranchising activities in North America and management's estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. This charge was recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income and was determined by comparing the fair value of the reporting unit to its carrying value. As of March 31, 2017, the remaining carrying value of CCR goodwill was $600 million. As a result of a subsequent impairment charge in 2017, the remaining carrying value of CCR goodwill is now zero. Additionally, the charges included $20 million of impairments related to Venezuelan intangible assets that were recorded due to weaker sales resulting from continued political instability. These charges were recorded in our Corporate operating segment in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the assets, derived using discounted cash flow analyses, to the respective carrying values.
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Codification Revenue from Contracts with Customers ("ASC 606"). Refer to Note 3 of Notes to Condensed Consolidated Financial Statements. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell concentrates or finished products to our bottling partners, wholesalers, distributors or retailers. Control of the concentrates or finished products is transferred upon shipment to, or receipt at, our customers' locations, as determined by the specific terms of the contract. Once control is transferred to the customer, we have completed our performance obligation, and revenue is recognized. Our sales terms generally do not allow for a right of return except for matters related to any manufacturing defects on our part. After completion of our performance obligation, we have an unconditional right to consideration as outlined in the contract. Our receivables will generally be collected in less than six months, in accordance with the underlying payment terms. All of our performance obligations under the terms of contracts with our customers have an original duration of one year or less.
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with our bottling partners to develop and implement an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products produced from the concentrate are sold and package mix. The amounts associated with the arrangements described above are defined as variable consideration under ASC 606 and are included in the transaction price as a component of net operating revenues in our condensed consolidated statements of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our condensed consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates.

Income Taxes
Our annual effective tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the position becomes uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to the heading "Operations Review — Income Taxes" below and Note 14 of Notes to Condensed Consolidated Financial Statements.
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
The trial began on March 5, 2018 and is set to last approximately two months. The Company intends to continue vigorously defending its position and is confident in its ability to prevail on the merits.
The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this, and other examinations to determine the adequacy of its tax reserves. The Company believes that the final adjudication of this matter will not have a material impact on its consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail in any material respect on its assertions, the additional tax, interest and any potential penalties could have a material adverse impact on the Company's financial position, results of operations and cash flows.
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
Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual effective tax rate reflected in our consolidated financial statements is different from that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets and liabilities are the enacted tax rates in effect for the year and manner in which the differences are expected to reverse. Based on the evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. As of March 30, 2018, the Company's valuation allowances on deferred tax assets were $500 million and were primarily related to uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards generated in various jurisdictions. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our condensed consolidated balance sheet.
The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign subsidiaries to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries. The Company also evaluates its expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for the Company's local country subsidiary to pay a dividend), economic stability and asset risk. Refer to Note 14 of Notes to Condensed Consolidated Financial Statements.
The Tax Cuts and Jobs Act ("Tax Reform Act") was signed into law on December 22, 2017. Among other things, the Tax Reform Act reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, transitions the U.S. method of taxation from a worldwide tax system to a modified territorial system and requires companies to pay a one-time transition tax over a period of eight years on the mandatory deemed repatriation of prescribed foreign earnings as of December 31, 2017. We are applying the guidance in the U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 118 ("SAB 118") when accounting for the enactment date effects of the Tax Reform Act. As of March 30, 2018, we have not completed our accounting for the tax effects of the Tax Reform Act; however, in certain cases, we have made a reasonable estimate of the effects of the Tax Reform Act. In other cases, we have not been able to make a reasonable estimate and continue to account for those items under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Reform Act. As further discussed below, during the three months ended March 30, 2018, we recognized total adjustments of $176 million in deferred tax expense to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income taxes from continuing operations. In all cases, we will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the Tax Reform Act. These changes could be material to income tax expense.
The one-time transition tax is based on our total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be $42 billion, the majority of which was previously considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes had been provided. We have not made any adjustments as of March 30, 2018 to either our reasonable estimate of $4.6 billion originally recorded as a provisional tax amount for our one-time transition tax liability or the reasonable estimate of $0.6 billion provisional deferred tax for the related withholding taxes and state income taxes. Because of the complexities of the Tax Reform Act, we are still finalizing our calculation of the total accumulated post-1986 prescribed E&P for the applicable foreign entities. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 prescribed foreign E&P and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any additional outside basis differences inherent in these entities, as these amounts, as of March 30, 2018, continue to be provisionally indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable.
We also remeasured and adjusted certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, as of March 30, 2018, we are still analyzing certain aspects of the Tax Reform Act and refining our calculations, which could affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement and adjustments of our deferred tax balance was a tax benefit of $1.6 billion. Upon further analyses of certain aspects of the Tax Reform Act and refinement of our calculations during the three months ended March 30, 2018, we adjusted our provisional amount by $176 million in tax expense, which is included as a component of income taxes from continuing operations. We do not consider the accounting for the enactment-date remeasurement of deferred tax assets and liabilities to be complete.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets.
As of March 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items. The Company has not yet elected an accounting policy related to how it will account for GILTI and therefore has not provided any deferred tax impacts of GILTI in its condensed consolidated financial statements for the three months ended March 30, 2018.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's effective tax rate in 2018 is expected to be 21.0 percent before considering the potential impact of further clarification of certain matters related to the Tax Reform Act and any unusual or special items that may affect our effective tax rate.
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
Our Bottling Investments operating segment and our other finished product operations typically generate net operating revenues by selling sparkling soft drinks and a variety of other beverages, such as juices, juice drinks, sports drinks, waters, teas and coffees, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these consolidated finished product operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate and syrups to the authorized unconsolidated bottling operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following five factors: (1) volume growth (concentrate sales volume or unit case volume, as appropriate); (2) acquisitions and divestitures (including structural changes defined below), as applicable; (3) changes in price, product and geographic mix; (4) foreign currency fluctuations; and (5) the impact of our adoption of the new revenue recognition accounting standard. Refer to the heading "Net Operating Revenues" below.
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
In 2018, the Company acquired a controlling interest in the franchise bottler in Oman. The impact of this acquisition has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments operating segment.
In 2017, the Company refranchised bottling territories in North America that were previously managed by CCR to certain of our unconsolidated bottling partners. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our North America and Bottling Investments operating segments. In addition, for non-Company-owned and licensed beverage products sold in the refranchised territories for which the Company no longer reports unit case volume, we have eliminated the unit case volume from the base year when calculating 2018 versus 2017 volume growth rates on a consolidated basis as well as for the North America and Bottling Investments operating segments. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
In 2017, the Company refranchised its bottling operations in China to the two local franchise bottlers. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Asia Pacific and Bottling Investments operating segments.
In 2017, Anheuser-Busch InBev's ("ABI") controlling interest in Coca-Cola Beverages Africa Proprietary Limited ("CCBA") was transitioned to the Company, resulting in its consolidation. The results of CCBA have been recorded as discontinued operations. The impact of this transaction has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Europe, Middle East and Africa operating segment.
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

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2018 versus 2017
	Three Months Ended March 30, 2018
	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	3%	3%	[5]
Europe, Middle East & Africa	4%	10%	[6]
Latin America	1	—
North America	2	(1)	[7]
Asia Pacific	5	5
Bottling Investments	(32)	N/A
1 Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.
2 Geographic operating segment data reflects unit case volume growth for all bottlers, both consolidated and unconsolidated, and distributors in the applicable geographic areas.
3 Unit case volume percent change is based on average daily sales. Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales are the unit cases sold during the period divided by the number of days in the period.
4 Concentrate sales volume represents the amount of concentrates, syrups, beverage bases, source waters and powders/minerals (in all instances expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2018 had one less day when compared to the first quarter of 2017, and the fourth quarter of 2018 will have one additional day when compared to the fourth quarter of 2017.

[5]	After considering the impact of structural changes, worldwide concentrate sales volume for the three months ended March 30, 2018 grew 4 percent.
6After considering the impact of structural changes, concentrate sales volume for Europe, Middle East and Africa for the three months ended March 30, 2018 grew 9 percent.

[7]	After considering the impact of structural changes, concentrate sales volume for North America for the three months ended March 30, 2018 grew 2 percent.
Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume for 2018 and 2017 reflects the impact of the transfer of distribution rights with respect to non-Company-owned brands that were previously licensed to us in North America bottling territories that have since been refranchised. The Company eliminated the unit case volume related to these structural changes from the base year when calculating the volume growth rates. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above.
Three Months Ended March 30, 2018 versus Three Months Ended March 31, 2017
Unit case volume in Europe, Middle East and Africa grew 4 percent, which included growth of 4 percent in sparkling soft drinks, 12 percent in tea and coffee and 6 percent in juice, dairy and plant-based beverages. Growth in sparkling soft drinks was primarily driven by 3 percent growth in Trademark Coca-Cola and 5 percent growth in Trademark Fanta. The group reported increases in unit case volume in the Turkey, Caucasus & Central Asia, South & East Africa, Central & Eastern Europe and Middle East & North Africa business units. The increases in these business units were partially offset by decreases in the West Africa and Western Europe business units.
In Latin America, unit case volume grew 1 percent, reflecting growth of 9 percent and 1 percent in juice, dairy and plant-based beverages and sparkling soft drinks, respectively. Growth in these categories was partially offset by a 2 percent decline in water, enhanced water and sports drinks. The group's volume reflected growth of 7 percent in the Latin Center business unit, 2 percent in the Brazil business unit and 1 percent in the Mexico business unit. The growth in Latin Center's volume was primarily driven by 10 percent growth in water, enhanced water and sports drinks and 7 percent growth in sparkling soft drinks.
Unit case volume in North America grew 2 percent. Sparkling soft drinks grew 3 percent. The group's sparkling soft drinks volume included growth of 10 percent in Trademark Fanta, 5 percent in Trademark Sprite and 2 percent in Trademark Coca‑Cola. Unit case volume in tea and coffee and water, enhanced water and sports drinks grew 5 percent and 1 percent, respectively. Growth in these categories was partially offset by a 2 percent decline in juice, dairy and plant-based beverages.

In Asia Pacific, unit case volume grew 5 percent, reflecting 8 percent growth in sparkling soft drinks, 3 percent growth in tea and coffee and 1 percent growth in water, enhanced water and sports drinks. Growth in sparkling soft drinks volume included 10 percent growth in Trademark Coca-Cola and 9 percent growth in Trademark Sprite. The group's volume reflects growth of 13 percent in the India & South West Asia business unit, 7 percent in the Greater China & Korea business unit, 5 percent in the South Pacific business unit and 2 percent in the Japan business unit. The growth in these business units was partially offset by a 2 percent decline in the ASEAN business unit.
Unit case volume for Bottling Investments declined 32 percent. This decrease primarily reflects the North America refranchising activities and the refranchising of our China bottling operations.
Concentrate Sales Volume
During the three months ended March 30, 2018, worldwide unit case volume and concentrate sales volume both grew 3 percent compared to the three months ended March 31, 2017. Concentrate sales volume growth is calculated based on the amount of concentrate sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. In addition to the impact of one less day during the first quarter of 2018 when compared to the first quarter of 2017, the differences between unit case volume and concentrate sales volume growth rates in the individual operating segments during the three months ended March 30, 2018 were due to the timing of concentrate shipments, structural changes and the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases, source waters, and powders/minerals.
Net Operating Revenues
Three Months Ended March 30, 2018 versus Three Months Ended March 31, 2017
The Company's net operating revenues decreased $1,492 million, or 16 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2018 versus 2017
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Accounting Changes	Total
Consolidated	4%	(26)%	1%	2%	3%	(16)%
Europe, Middle East & Africa	9%	—%	(1)%	7%	(2)%	13%
Latin America	—	—	6	1	1	8
North America	2	(1)	(1)	—	11	11
Asia Pacific	5	(1)	(2)	4	(5)	1
Bottling Investments	12	(90)	2	1	3	(73)
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
"Accounting changes" refers to the impact of our adoption of the new revenue recognition accounting standard. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
"Price, product and geographic mix" refers to the change in net operating revenues caused by factors such as price changes, the mix of products and packages sold, and the mix of channels and geographic territories where the sales occurred.
Price, product and geographic mix had a 1 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorably impacted as a result of pricing initiatives, product and package mix, offset by geographic mix;

•	Latin America — favorable price mix and the impact of inflationary environments in certain markets;

•	North America — unfavorable price mix was primarily related to incremental freight costs and the cycling of certain product launches during the three months ended March 31, 2017;

•	Asia Pacific — unfavorable geographic mix, partially offset by favorable price, product and package mix; and

•	Bottling Investments — favorably impacted as a result of pricing initiatives and geographic mix.
Fluctuations in foreign currency exchange rates increased our consolidated net operating revenues by 2 percent. This favorable impact was primarily due to a weaker U.S. dollar compared to certain foreign currencies, including the euro, U.K. pound sterling, Japanese yen, Australian dollar, South African rand and Mexican peso, which had a favorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. The favorable impact of a weaker U.S dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Brazilian real and Argentine peso, which had an unfavorable impact on our Latin America operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; foreign currency fluctuations and accounting changes. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have a 17 percent unfavorable impact on 2018 full year net operating revenues. Based on current spot rates and our hedging coverage in place, we expect currencies will have a slight favorable impact on net operating revenues through the end of the year.
Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold:
(1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three months ended March 30, 2018, the Company recorded a net gain of $12 million in the line item cost of goods sold in our condensed consolidated statement of income related to the changes in the fair value of these derivative instruments. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements.

Our gross profit margin increased to 64.1 percent for the three months ended March 30, 2018, compared to 61.5 percent for the three months ended March 31, 2017. The increase was primarily due to the impact of acquisitions and divestitures. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to acquisitions and divestitures.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017
Stock-based compensation expense	$72	$55
Advertising expenses	959	898
Selling and distribution expenses[1]	454	1,085
Other operating expenses	1,056	1,314
Total	$2,541	$3,352
1 Includes operating expenses as well as general and administrative expenses primarily related to our Bottling Investments operating segment.
During the three months ended March 30, 2018, selling, general and administrative expenses decreased $811 million, or 24 percent, versus the prior year comparable period. During the three months ended March 30, 2018, foreign currency exchange rate fluctuations increased total selling, general and administrative expenses by 2 percent.
The decrease in selling and distribution expenses during the three months ended March 30, 2018 reflects the impact of divestitures throughout 2017 and the impact of having one less day during the first quarter of 2018 when compared to the first quarter of 2017. During the three months ended March 30, 2018, foreign currency exchange rate fluctuations increased advertising expenses by 4 percent. The decrease in other operating expenses during the three months ended March 30, 2018 reflects savings from our productivity and reinvestment initiatives.
As of March 30, 2018, we had $401 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 3.0 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended
	March 30, 2018	March 31, 2017
Europe, Middle East & Africa	$2	$2
Latin America	2	—
North America	52	35
Asia Pacific	—	1
Bottling Investments	441	137
Corporate	39	115
Total	$536	$290
During the three months ended March 30, 2018, the Company recorded other operating charges of $536 million. These charges primarily consisted of $390 million of CCR asset impairments and $95 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $45 million related to costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the three months ended March 31, 2017, the Company recorded other operating charges of $290 million. These charges primarily consisted of $139 million related to the Company's productivity and reinvestment program and charges of $104 million related to certain intangible assets. The charges related to intangible assets included an $84 million impairment of CCR goodwill and impairments of $20 million related to Venezuelan intangible assets. In addition, other operating charges included $39 million related to costs incurred to refranchise certain of our bottling operations. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information about the Venezuelan intangible assets and Note 15 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
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
In April 2017, the Company announced that we were expanding the current productivity and reinvestment program, with planned initiatives that are expected to generate an incremental $800 million in annualized savings by 2019. We expect to achieve these savings through additional efficiencies in both our supply chain and our marketing expenditures as well as the transition to a new, more agile operating model to enable growth. Under this operating model, our business units will be supported by an expanded enabling services organization and a corporate center focused on a few strategic initiatives, policy and governance. The expanded enabling services organization will focus on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence. The Company has incurred total pretax expenses of $3,153 million related to this program since it began in 2012. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment on a percentage basis is as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
Europe, Middle East & Africa	50.5%	43.8%
Latin America	31.6	25.7
North America	29.3	29.2
Asia Pacific	31.2	27.6
Bottling Investments	(25.5)	(4.5)
Corporate	(17.1)	(21.8)
Total	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
Consolidated	23.7%	21.5%
Europe, Middle East & Africa	49.7%	52.7%
Latin America	58.4	55.4
North America	20.2	34.7
Asia Pacific	50.8	50.2
Bottling Investments	(43.9)	(2.3)
Corporate	*	*
* Calculation is not meaningful.

Three Months Ended March 30, 2018 versus Three Months Ended March 31, 2017
Operating income for the three months ended March 30, 2018, was unfavorably impacted by the refranchising of bottling territories in North America and China in 2017, which unfavorably impacted our Bottling Investments operating segment.
During the three months ended March 30, 2018, fluctuations in foreign currency exchange rates favorably impacted consolidated operating income by 2 percent due to a weaker U.S. dollar compared to certain foreign currencies, including the euro, U.K. pound sterling, Japanese yen, Australian dollar, South African rand and Mexican peso, which had a favorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Brazilian real and Argentine peso, which had an unfavorable impact on our Latin America operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $914 million and $860 million for the three months ended March 30, 2018 and March 31, 2017, respectively. Operating income for the segment reflects concentrate sales volume growth of 9 percent and a favorable foreign currency exchange rate impact of 3 percent, partially offset by unfavorable geographic mix and increased marketing investments primarily related to the Fuze Tea launch.
Latin America reported operating income of $572 million and $505 million for the three months ended March 30, 2018 and March 31, 2017, respectively. Operating income for the segment reflects favorable price and product mix.
Operating income for North America for the three months ended March 30, 2018 and March 31, 2017, was $531 million and $574 million, respectively. The decrease in operating income was driven by higher other operating charges as well as unfavorable price, product and package mix.
Asia Pacific's operating income for the three months ended March 30, 2018 and March 31, 2017, was $565 million and $541 million, respectively. Operating income for the segment reflects a favorable foreign currency exchange rate impact of 2 percent, offset by unfavorable geographic mix.
Operating loss for our Bottling Investments segment for the three months ended March 30, 2018 and March 31, 2017 was $461 million and $89 million, respectively. Operating loss in 2018 was unfavorably impacted by divestitures, higher operating charges and an unfavorable foreign currency exchange rate impact of 13 percent, partially offset by favorable pricing initiatives and geographic mix.
Corporate's operating loss for the three months ended March 30, 2018 and March 31, 2017, was $310 million and $428 million, respectively. Operating loss in 2018 was favorably impacted by lower other operating charges and a favorable foreign currency exchange rate impact of 2 percent.
Based on current spot rates and our hedging coverage in place, we expect currencies will have a slight unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended March 30, 2018, interest income was $165 million, compared to $155 million during the three months ended March 31, 2017, an increase of $10 million, or 7 percent. This increase was primarily due to higher interest rates earned on investments, partially offset by lower investment balances.
Interest Expense
During the three months ended March 30, 2018, interest expense was $230 million, compared to $192 million during the three months ended March 31, 2017, an increase of $38 million, or 20 percent. This increase was primarily due to the impact of short-term U.S. interest rates and longer debt maturities, both of which resulted in higher interest rates on the Company’s debt portfolio. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended March 30, 2018 versus Three Months Ended March 31, 2017
During the three months ended March 30, 2018, equity income was $142 million, compared to equity income of $116 million during the three months ended March 31, 2017, an increase of $26 million, or 23 percent. This increase reflects, among other items, more favorable operating results reported by several of our equity method investees as well as an equity investment that the Company acquired in April 2017 in AC Bebidas, S. de R.L. de C.V., a subsidiary of Arca Continental, S.A.B. de C.V. ("Arca"). Additionally, equity income was favorably impacted by fluctuations in foreign currency exchange rates.
The Company recorded net charges of $51 million and $58 million in the line item equity income (loss) — net during the three months ended March 30, 2018 and March 31, 2017, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

Other Income (Loss) — Net
Three Months Ended March 30, 2018 versus Three Months Ended March 31, 2017
Other income (loss) — net includes, among other things, the impact of foreign currency exchange gains and losses; dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; gains and losses related to business combinations and disposals; non-service components of net periodic benefit cost for pension and postretirement benefit plans; other benefit plan charges (credits); realized and unrealized gains and losses on equity securities and trading debt securities; and realized gains and losses on available-for-sale debt securities. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our condensed consolidated balance sheets. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
During the three months ended March 30, 2018, other income (loss) — net was a loss of $55 million. The Company recorded a net loss of $85 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations. The Company also recorded charges of $19 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of comprehensive beverage agreement ("CBA") with additional requirements. Other income (loss) — net also included income of $59 million related to the non–service cost components of net periodic benefit cost and $18 million of dividend income, partially offset by net foreign currency exchange losses of $16 million. None of the other items included in other income (loss) — net during the three months ended March 30, 2018, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the conversion payments. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on our equity securities. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
During the three months ended March 31, 2017, other income (loss) — net was a loss of $535 million. This loss included losses of $497 million due to the refranchising of certain bottling territories in North America and charges of $106 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Other income (loss) — net also included net gains of $32 million related to trading securities and available-for-sale securities, income of $37 million related to the non–service cost components of net periodic benefit cost, and $13 million of dividend income, partially offset by charges of $18 million for special termination benefits and net foreign currency exchange losses of $8 million. None of the other items included in other income (loss) — net during the three months ended March 31, 2017, was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising and the conversion payments. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's effective tax rate in 2018 is expected to be 21.0 percent before considering the potential impact of further clarification of certain matters related to the Tax Reform Act and any unusual or special items that may affect our effective tax rate.
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements.
The Company recorded income tax expense on income from continuing operations of $506 million (27.6 percent effective tax rate) and $323 million (21.4 percent effective tax rate) during the three months ended March 30, 2018 and March 31, 2017, respectively. The Company recorded income tax expense on income from discontinued operations of $40 million (35.3 percent effective tax rate) during the three months ended March 30, 2018.

The following table illustrates the income tax expense (benefit) associated with significant operating and nonoperating items for the interim periods presented (in millions):

	Three Months Ended
	March 30, 2018		March 31, 2017
Asset impairments	$(100)	[1]	$—	[1]
Productivity and reinvestment program	(23)	[2]	(52)	[2]
Transaction gains and losses	(17)	[3]	(174)	[6]
Certain tax matters	126	[4]	(30)	[7]
Other — net	(18)	[5]	(17)	[8]

[1]
Related to charges of $390 million and $104 million during the three months ended March 30, 2018 and March 31, 2017, respectively, due to impairments of certain of the Company's assets. Refer to Note 11 and Note 15 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $95 million and $139 million during the three months ended March 30, 2018 and March 31, 2017, respectively, due to the Company's productivity and reinvestment program. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to charges of $99 million which consisted of $45 million related to costs incurred to refranchise certain of our bottling operations, a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations, charges of $19 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, and a loss of $2 million as a result of the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to $176 million of income tax expense primarily as a result of adjustments to our provisional remeasurement of deferred taxes recorded as of December 31, 2017, related to the Tax Reform Act signed into law on December 22, 2017. The Company also recorded a net tax charge of $34 million for changes to our uncertain tax positions, including interest and penalties, as well as for agreed upon tax matters. These charges were partially offset by $84 million of excess tax benefits recorded in association with the Company's share-based compensation arrangements.

[5]
Related to charges of $154 million that primarily consisted of a net charge of $51 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees, a net loss of $85 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a $5 million charge due to tax litigation expense. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.

[6]
Related to charges of $665 million that primarily consisted of a pretax loss of $497 million as a result of the refranchising of certain bottling territories in North America, charges of $57 million related to costs incurred to refranchise certain of our bottling operations, including special termination benefits, and charges of $106 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[7]	Related to $53 million of excess tax benefits associated with the Company's share-based compensation arrangements partially offset by changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[8]	Related to charges of $64 million that included a $58 million net charge due to our proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and a $6 million charge due to tax litigation expense. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.
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
In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had
$6,665 million in lines of credit for general corporate purposes as of March 30, 2018. These backup lines of credit expire at various times from 2018 through 2022.

We have significant operations outside the United States. Unit case volume outside the United States represented 82 percent of the Company's worldwide unit case volume for the three months ended March 30, 2018. We earn a substantial amount of our consolidated operating income and income from continuing operations before income taxes from foreign subsidiaries that either sell concentrates and syrups to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings was previously considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes were previously provided on the portion of our foreign earnings that was considered to be indefinitely reinvested in foreign jurisdictions. On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, transitions the U.S. method of taxation from a worldwide tax system to a modified territorial system and requires companies to pay a one-time transition tax over a period of eight years on the mandatory deemed repatriation of prescribed foreign earnings as of December 31, 2017. As a result, the Company recognized a provisional tax charge related to the one-time transition tax in the amount of $4.6 billion in 2017. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $19.1 billion as of March 30, 2018.
Net operating revenues in the United States were $2.6 billion for the three months ended March 30, 2018, or 34 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations, the repatriation of foreign earnings and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect foreign cash, cash equivalents, short-term investments, marketable securities remaining after repatriation and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
Based on all the aforementioned factors, the Company believes its current liquidity position is strong, and we will continue to meet all of our financial commitments for the foreseeable future.
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended March 30, 2018 and March 31, 2017, was $613 million and $764 million, respectively, a decrease of $151 million, or 20 percent. This decrease was primarily driven by unfavorable impacts resulting from the refranchising of certain bottling operations in 2017, the timing of hedging activities and one less day during the first quarter of 2018 when compared to the first quarter of 2017. These unfavorable impacts were partially offset by a favorable impact from foreign currency exchange rate fluctuations. Net cash provided by operating activities in the second quarter of 2018 will be impacted by a tax payment of $370 million related to the one-time transition tax resulting from the Tax Reform Act.
Cash Flows from Investing Activities
Net cash provided by investing activities for the three months ended March 30, 2018 was $1,321 million compared to net cash provided by investing activities of $1,331 million during the prior year comparable period.
Purchases of Investments and Proceeds from Disposals of Investments
During the three months ended March 30, 2018, purchases of investments were $2,669 million and proceeds from disposals of investments were $4,379 million, resulting in a net cash inflow of $1,710 million. During the three months ended March 31, 2017, purchases of investments were $3,731 million and proceeds from disposals of investments were $4,362 million, resulting in a net cash inflow of $631 million. This activity represents the purchases of and proceeds related to our short-term investments that were made as part of the Company's overall cash management strategy and insurance captive investments. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 30, 2018, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $183 million, which primarily related to the acquisition of additional interests in the Company’s franchise bottlers in the United Arab Emirates and in Oman, both of which were equity method investees. As a result of the additional interest in the Oman bottler, we obtained a controlling interest, resulting in its consolidation.
During the three months ended March 31, 2017, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $337 million, which primarily related to the acquisition of AdeS, a plant-based beverage business, by the Company and several of its bottling partners in Latin America.

Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 30, 2018, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $3 million, related to proceeds from the refranchising of certain bottling territories in North America. During the three months ended March 31, 2017, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $1,430 million, primarily related to proceeds from the refranchising of certain bottling territories in North America and an advance payment received related to the portion of the China bottling operations that were refranchised in June 2017. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the three months ended March 30, 2018, were $231 million. The Company currently expects our 2018 full year capital expenditures to be approximately $1.9 billion as we continue to make investments to enable growth in our business and further enhance our operational effectiveness.
Purchases of property, plant and equipment net of disposals for the three months ended March 31, 2017, were $424 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, issuances of stock, share repurchases and dividends. Net cash provided by financing activities during the three months ended March 30, 2018 and March 31, 2017 totaled $284 million and $1,535 million, respectively, a decrease of $1,251 million, or 81 percent.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the three months ended March 30, 2018, the Company had issuances of debt of $9,576 million, which included $5,945 million of net issuances related to commercial paper and short-term debt with maturities greater than 90 days, and $3,631 million of net issuances related to commercial paper and short-term debt with maturities of 90 days or less.
The Company made payments of debt of $8,770 million during the three months ended March 30, 2018, which included $7,982 million of payments of commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $788 million.
During the three months ended March 30, 2018, the Company retired upon maturity $750 million total principal amount of notes due March 14, 2018 at a fixed interest rate of 1.65 percent and $26 million total principal amount of notes due January 29, 2018 at a fixed interest rate of 9.66 percent.
As of March 30, 2018, the carrying value of the Company's long-term debt included $257 million of fair value adjustments related to the remaining debt assumed in connection with our acquisition of Old CCE. These fair value adjustments will be amortized over a weighted-average period of approximately 25 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Issuances of Stock
During the three months ended March 30, 2018, the Company received cash proceeds from issuances of stock of $477 million, an increase of $83 million when compared to cash proceeds of $394 million from issuances of stock during the three months ended March 31, 2017. This increase is primarily due to an increase in the exercise of stock options by Company employees.
Share Repurchases
During the three months ended March 30, 2018, the Company repurchased 18.3 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $44.86 per share, for a total cost of $822 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $927 million during the three months ended March 30, 2018. The total cash outflow for treasury stock during the first three months of 2018 includes treasury stock that was purchased and settled during the three months ended March 30, 2018, as well as stock purchased in December 2017 that settled in early 2018; however, it does not include treasury stock that was purchased but did not settle during the three months ended March 30, 2018. In addition to shares repurchased, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company's issuances of stock and share repurchases during the three months ended March 30, 2018, resulted in a net cash outflow of $450 million. We expect to repurchase approximately

$1.0 billion of our stock during 2018, net of proceeds from the issuance of treasury stock due to the exercise of employee stock options.
Dividends
The Company did not make any cash payments for dividends during the three months ended March 30, 2018. The Company paid the first quarter dividend during the first week of April 2018. The Company did not make any cash payments for dividends during the three months ended March 31, 2017. The Company paid the first quarter dividend during the first week of April 2017.
Our Board of Directors approved the Company's regular quarterly dividend of $0.39 per share at its April 2018 meeting. This dividend is payable on July 2, 2018, to shareowners of record as of June 15, 2018.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to the geographic diversity of our operations, weakness in some foreign currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates increased our operating income for the three months ended March 30, 2018 by 2 percent. Based on current spot rates and our hedging coverage in place, we expect currencies will have a slight unfavorable impact on our operating income results through the end of the year.
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
Venezuela has been designated as a hyperinflationary economy. We sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. We also have certain U.S. dollar-denominated intangible assets associated with products sold in Venezuela. As a result of weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability, we recorded impairment charges of $20 million during the three months ended March 31, 2017 in the line item other operating charges in our condensed consolidated statement of income. As a result of these impairment charges, and a subsequent impairment charge in 2017, the remaining carrying value of all U.S. dollar-denominated intangible assets associated with products sold in Venezuela is zero.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	March 30, 2018	December 31, 2017	Increase (Decrease)		Percent Change
Cash and cash equivalents	$8,291	$6,006	$2,285		38%
Short-term investments	7,518	9,352	(1,834)		(20)
Marketable securities	5,564	5,317	247		5
Trade accounts receivable — net	3,904	3,667	237		6
Inventories	2,937	2,655	282		11
Prepaid expenses and other assets	2,449	2,000	449		22
Assets held for sale	213	219	(6)		(3)
Assets held for sale — discontinued operations	7,166	7,329	(163)		(2)
Equity method investments	21,478	20,856	622		3
Other investments	1,039	1,096	(57)		(5)
Other assets	4,428	4,230	198		5
Deferred income tax assets	3,298	330	2,968		899
Property, plant and equipment — net	7,977	8,203	(226)		(3)
Trademarks with indefinite lives	6,753	6,729	24		—
Bottlers' franchise rights with indefinite lives	53	138	(85)		(62)
Goodwill	9,908	9,401	507		5
Other intangible assets	306	368	(62)		(17)
Total assets	$93,282	$87,896	$5,386		6%
Accounts payable and accrued expenses	$10,218	$8,748	$1,470		17%
Loans and notes payable	14,785	13,205	1,580		12
Current maturities of long-term debt	4,370	3,298	1,072		33
Accrued income taxes	579	410	169		41
Liabilities held for sale	33	37	(4)		(11)
Liabilities held for sale — discontinued operations	1,495	1,496	(1)		—
Long-term debt	29,792	31,182	(1,390)		(4)
Other liabilities	8,079	8,021	58		1
Deferred income tax liabilities	2,314	2,522	(208)		(8)
Total liabilities	$71,665	$68,919	$2,746		4%
Net assets	$21,617	$18,977	$2,640	[1]	14%
1 Includes an increase in net assets of $728 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•	Short-term investments decreased primarily as a result of current quarter maturities being reinvested in time deposits that are classified as cash and cash equivalents.

•
Deferred income tax assets increased primarily as a result of our adoption of Accounting Standards Update ("ASU") 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which required us to record a deferred tax asset of $2.9 billion during the three months ended March 30, 2018. Refer to Note 1 and Note 14 of Notes to Condensed Consolidated Financial Statements.

•
Accounts payable and accrued expenses increased primarily due to the Company's first quarter 2018 dividend payment, which was payable to shareowners of record as of March 15, 2018. This payment was made during the first week of April.

•	Loans and notes payable increased primarily due to net issuances of commercial paper and short-term debt.

•
Current maturities of long-term debt increased primarily due to a portion of the Company's long-term debt maturing within the next 12 months and being reclassified as current, partially offset by payments of current maturities. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 30, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2017. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter.
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
The trial began on March 5, 2018 and is set to last approximately two months. The Company intends to continue vigorously defending its position and is confident in its ability to prevail on the merits.

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 30, 2018, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
January 1, 2018 through January 26, 2018	4,793,868	$46.63	4,772,600	65,977,519
January 27, 2018 through February 23, 2018	9,620,023	44.83	5,921,700	60,055,819
February 24, 2018 through March 30, 2018	7,731,022	43.69	7,632,154	52,423,665
Total	22,144,913	$44.82	18,326,454
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 21,268 shares, 3,698,323 shares and 98,868 shares for the fiscal months of January, February and March, respectively.
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

4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.9	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.10	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.11	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.12	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.14	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.15	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.16	Form of Note for 0.750% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.17	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.18	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.19	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.

4.20	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.21	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.22	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.23	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.24	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.25	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.26	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.27	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.28	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.29	Form of Note for 2.200% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.30	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.31
Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated July 30, 1991.

4.32
First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between the Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated January 29, 1992.

4.33
Second Supplemental Indenture, dated as of June 22, 2017, to Amended and Restated Indenture, dated as of July 30, 1991, as amended, between the among Coca-Cola Refreshments USA, Inc., The Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated June 23, 2017.

4.34
Third Supplemental Indenture, dated as of July 5, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as Trustee — incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 6, 2017.

10.1	Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018.
10.2	Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018.
10.3	Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018.
10.4	Letter, dated February 14, 2018, from the Company to Francisco Xavier Crespo Benitez.
10.5	Amendment Three to The Coca-Cola Company Severance Pay Plan as Amended and Restated Effective January 1, 2012, dated March 23, 2018.
10.6	Amendment One to The Coca-Cola Company Supplemental 401(k) Plan, dated March 23, 2018.
10.7	Amendment Three to The Coca-Cola Company Supplemental Cash Balance Plan, dated March 23, 2018.
10.8	Amendment Five to The Coca-Cola Company Supplemental Pension Plan, dated March 23, 2018.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, President and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President, Chief Financial Officer and President, Enabling Services of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, President and Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President, Chief Financial Officer and President, Enabling Services of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 30, 2018 and March 31, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2018 and March 31, 2017, (iii) Condensed Consolidated Balance Sheets as of March 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2018 and March 31, 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ LARRY M. MARK
Date:	May 1, 2018	Larry M. Mark Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	May 1, 2018	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)