Form 10-Q
period 2018-06-29
COCA COLA CO
filed 2018-07-26
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
OR
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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding as of July 23, 2018
$0.25 Par Value	4,252,922,447 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
NET OPERATING REVENUES	$8,927	$9,702	$16,553	$18,820
Cost of goods sold	3,252	3,659	5,990	7,172
GROSS PROFIT	5,675	6,043	10,563	11,648
Selling, general and administrative expenses	2,723	3,180	5,264	6,532
Other operating charges	225	826	761	1,116
OPERATING INCOME	2,727	2,037	4,538	4,000
Interest income	170	165	335	320
Interest expense	241	231	471	423
Equity income (loss) — net	324	409	466	525
Other income (loss) — net	(97)	244	(152)	(291)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,883	2,624	4,716	4,131
Income taxes from continuing operations	594	1,252	1,100	1,575
NET INCOME FROM CONTINUING OPERATIONS	2,289	1,372	3,616	2,556
Income from discontinued operations (net of income taxes of $16, $0, $56 and $0, respectively)	42	—	115	—
CONSOLIDATED NET INCOME	2,331	1,372	3,731	2,556
Less: Net income attributable to noncontrolling interests	15	1	47	3
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,316	$1,371	$3,684	$2,553

Basic net income per share from continuing operations[1]	$0.54	$0.32	$0.85	$0.60
Basic net income per share from discontinued operations[2]	0.01	—	0.02	—
BASIC NET INCOME PER SHARE[3]	$0.54	$0.32	$0.86	$0.60
Diluted net income per share from continuing operations[1]	$0.53	$0.32	$0.84	$0.59
Diluted net income per share from discontinued operations[2]	0.01	—	0.02	—
DILUTED NET INCOME PER SHARE	$0.54	$0.32	$0.86	$0.59
DIVIDENDS PER SHARE	$0.39	$0.37	$0.78	$0.74
AVERAGE SHARES OUTSTANDING — BASIC	4,255	4,273	4,260	4,280
Effect of dilutive securities	35	54	38	50
AVERAGE SHARES OUTSTANDING — DILUTED	4,290	4,327	4,298	4,330

[1]	Calculated based on net income from continuing operations less net income from continuing operations attributable to noncontrolling interests.

[2]	Calculated based on net income from discontinued operations less net income from discontinued operations attributable to noncontrolling interests.

[3]	Certain columns may not add due to rounding.

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
CONSOLIDATED NET INCOME	$2,331	$1,372	$3,731	$2,556
Other comprehensive income:
Net foreign currency translation adjustment	(2,153)	(103)	(1,425)	818
Net gain (loss) on derivatives	68	(177)	52	(298)
Net unrealized gain (loss) on available-for-sale securities	(90)	5	(101)	164
Net change in pension and other benefit liabilities	282	(8)	316	33
TOTAL COMPREHENSIVE INCOME (LOSS)	438	1,089	2,573	3,273
Less: Comprehensive income (loss) attributable to noncontrolling interests	(142)	1	(51)	4
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$580	$1,088	$2,624	$3,269
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	June 29, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,975	$6,006
Short-term investments	5,843	9,352
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	13,818	15,358
Marketable securities	5,536	5,317
Trade accounts receivable, less allowances of $487 and $477, respectively	4,565	3,667
Inventories	2,881	2,655
Prepaid expenses and other assets	2,543	2,000
Assets held for sale	—	219
Assets held for sale — discontinued operations	6,681	7,329
TOTAL CURRENT ASSETS	36,024	36,545
EQUITY METHOD INVESTMENTS	20,604	20,856
OTHER INVESTMENTS	1,015	1,096
OTHER ASSETS	4,401	4,230
DEFERRED INCOME TAX ASSETS	2,999	330
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $8,284 and $8,246, respectively	7,688	8,203
TRADEMARKS WITH INDEFINITE LIVES	6,669	6,729
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	38	138
GOODWILL	9,863	9,401
OTHER INTANGIBLE ASSETS	292	368
TOTAL ASSETS	$89,593	$87,896
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,842	$8,748
Loans and notes payable	14,715	13,205
Current maturities of long-term debt	4,023	3,298
Accrued income taxes	362	410
Liabilities held for sale	—	37
Liabilities held for sale — discontinued operations	1,456	1,496
TOTAL CURRENT LIABILITIES	31,398	27,194
LONG-TERM DEBT	28,063	31,182
OTHER LIABILITIES	7,367	8,021
DEFERRED INCOME TAX LIABILITIES	2,589	2,522
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	16,117	15,864
Reinvested earnings	63,808	60,430
Accumulated other comprehensive income (loss)	(11,774)	(10,305)
Treasury stock, at cost — 2,787 and 2,781 shares, respectively	(51,588)	(50,677)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	18,323	17,072
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,853	1,905
TOTAL EQUITY	20,176	18,977
TOTAL LIABILITIES AND EQUITY	$89,593	$87,896
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	June 29, 2018	June 30, 2017
OPERATING ACTIVITIES
Consolidated net income	$3,731	$2,556
(Income) loss from discontinued operations	(115)	—
Net income from continuing operations	3,616	2,556
Depreciation and amortization	553	629
Stock-based compensation expense	121	114
Deferred income taxes	5	620
Equity (income) loss — net of dividends	(147)	(303)
Foreign currency adjustments	(109)	33
Significant (gains) losses on sales of assets — net	98	259
Other operating charges	576	970
Other items	56	(68)
Net change in operating assets and liabilities	(2,161)	(1,468)
Net cash provided by operating activities	2,608	3,342
INVESTING ACTIVITIES
Purchases of investments	(4,833)	(10,435)
Proceeds from disposals of investments	7,621	8,729
Acquisitions of businesses, equity method investments and nonmarketable securities	(218)	(520)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	304	2,055
Purchases of property, plant and equipment	(612)	(832)
Proceeds from disposals of property, plant and equipment	62	42
Other investing activities	17	(240)
Net cash provided by (used in) investing activities	2,341	(1,201)
FINANCING ACTIVITIES
Issuances of debt	16,190	18,586
Payments of debt	(16,643)	(14,910)
Issuances of stock	600	917
Purchases of stock for treasury	(1,317)	(2,197)
Dividends	(1,662)	(1,584)
Other financing activities	(58)	(15)
Net cash provided by (used in) financing activities	(2,890)	797
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by (used in) operating activities from discontinued operations	78	—
Net cash provided by (used in) investing activities from discontinued operations	(87)	—
Net cash provided by (used in) financing activities from discontinued operations	55	—
Net cash provided by (used in) discontinued operations	46	—
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(109)	199
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	1,996	3,137
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	6,373	8,850
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	8,369	11,987
Less: Restricted cash and restricted cash equivalents at end of period	394	269
Cash and cash equivalents at end of period	$7,975	$11,718
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 29, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2018 and the second quarter of 2017 ended on June 29, 2018 and June 30, 2017, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Certain prior year amounts in the condensed consolidated financial statements and accompanying notes have been revised to conform to the current year presentation as a result of the adoption of accounting standards that became effective January 1, 2018, as applicable. Refer to the "Recently Adopted Accounting Guidance" section within this note below for further details.
Advertising Costs
The Company's accounting policy related to advertising costs for annual reporting purposes is to expense production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred.
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
Shipping and Handling Costs
Shipping and handling costs related to the movement of goods from our manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our condensed consolidated statements of income. Shipping and handling costs incurred to move goods from our manufacturing locations or sales distribution centers to our customers are also included in the line item cost of goods sold in our condensed consolidated statements of income, except for costs incurred to distribute goods sold by our Company-owned bottlers to our customers, which are included in the line item selling, general and administrative expenses. Our customers generally do not pay us separately for shipping and handling costs. Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). Upon adoption, we made a policy election to recognize the cost of shipping and handling activities that are performed after a customer obtains control of the goods as costs to fulfill our promise to provide goods to the customer. As a result of this election, the Company does not evaluate whether shipping and handling activities are services promised to customers. If revenue is recognized for the related goods before the shipping and handling activities occur, the related costs of those shipping and handling activities are accrued. Refer to Note 3 for additional information regarding revenue recognition.

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

Net Income
The following table presents information related to net income from continuing operations and net income from discontinued operations (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
CONTINUING OPERATIONS
Net income from continuing operations	$2,289	$1,372	$3,616	$2,556
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	(1)	1	2	3
Net income from continuing operations attributable to shareowners of The Coca-Cola Company	$2,290	$1,371	$3,614	$2,553
DISCONTINUED OPERATIONS
Net income from discontinued operations	$42	$—	$115	$—
Less: Net income from discontinued operations attributable to noncontrolling interests	16	—	45	—
Net income from discontinued operations attributable to shareowners of The Coca-Cola Company	$26	$—	$70	$—
CONSOLIDATED
Consolidated net income	$2,331	$1,372	$3,731	$2,556
Less: Net income attributable to noncontrolling interests	15	1	47	3
Net income attributable to shareowners of The Coca-Cola Company	$2,316	$1,371	$3,684	$2,553

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents or restricted cash equivalents, as applicable. Restricted cash and restricted cash equivalents generally consist of amounts held by our captive insurance companies, which are included in the line item other assets on our consolidated balance sheets and amounts classified in assets held for sale. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our concentrations of credit risk.

The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in the condensed consolidated statements of cash flows (in millions):

	June 29, 2018	December 31, 2017
Cash and cash equivalents	$7,975	$6,006
Cash and cash equivalents included in assets held for sale	—	13
Cash and cash equivalents included in assets held for sale — discontinued operations	173	97
Cash and cash equivalents included in other assets[1]	221	257
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,369	$6,373
	June 30, 2017	December 31, 2016
Cash and cash equivalents	$11,718	$8,555
Cash and cash equivalents included in assets held for sale	21	49
Cash and cash equivalents included in other assets[1]	248	246
Cash, cash equivalents, restricted cash and restricted cash equivalents	$11,987	$8,850
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 was effective for the Company beginning January 1, 2018 and we are now recognizing any changes in the fair value of certain equity investments in net income as prescribed by the new standard rather than in other comprehensive income ("OCI"). We recognized a cumulative effect adjustment to increase the opening balance of reinvested earnings as of January 1, 2018 by $409 million, net of tax. Refer to Note 4 for additional disclosures required by this ASU.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 was effective for the Company beginning January 1, 2018 and was adopted using the retrospective transition approach to all periods presented.

The impact of the adoption of ASU 2016-15 on our consolidated statement of cash flows was a change in presentation related to our proceeds from the settlement of corporate-owned life insurance policies. We revised our condensed consolidated statement of cash flows to reflect these proceeds in the line item other investing activities, which were previously presented in the line item net change in operating assets and liabilities. During the six months ended June 30, 2017, the amount of proceeds received from the settlement of corporate-owned life insurance policies was $49 million.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 was effective for the Company beginning January 1, 2018 and was adopted using a modified retrospective basis. We recorded a $2.9 billion cumulative effect adjustment to increase the opening balance of reinvested earnings with the majority of the offset being recorded as a deferred tax asset in the line item deferred income tax assets in our condensed consolidated balance sheet. Refer to Note 14.
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
Prior to the adoption of this ASU, we presented the transfer of cash and cash equivalents into or out of our captive insurance companies in the line items purchases of investments and proceeds from disposals of investments in our consolidated cash flow statement. We did not present the purchases of investments and proceeds from disposals of investments within our captive insurance companies. Cash flows related to cash and cash equivalents included in our insurance captives are now presented in the line items purchases of investments and proceeds from disposals of investments within the investing activities section of our consolidated statement of cash flows. During the six months ended June 30, 2017, the purchases of investments and proceeds from disposals of investments within our captive insurance companies were $388 million and $384 million, respectively.
Prior to the adoption of this ASU, we treated the change in cash and cash equivalents included in assets held for sale as an adjustment to the line item other investing activities within the statement of cash flows. With the adoption of this ASU, we no longer make this adjustment and restated the prior year to remove this adjustment. During the six months ended June 30, 2017, the change in cash and cash equivalents included in assets held for sale was $28 million. Refer to the heading "Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents" above for additional disclosures required by this ASU.
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which requires that the service cost component of the Company's net periodic pension cost and net periodic postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees, with the non-service components of net periodic benefit cost and other benefit plan charges and credits being classified outside of a subtotal of income from operations. ASU 2017-07 was effective for the Company beginning January 1, 2018 and was adopted retrospectively for the presentation of the other components of net periodic benefit cost and other benefit plan charges and credits in our condensed consolidated statements of income. As part of our adoption, we elected to use a practical expedient which allows us to use information previously disclosed in our note on pension and other postretirement benefit plans as the estimation basis for applying the retrospective presentation requirements of this ASU. For the three and six months ended June 30, 2017, we reclassified $41 million and $60 million of income, respectively, related to our non-service cost components of net periodic benefit cost and other benefit plan charges and credits from operating income to other income (loss) — net in our condensed consolidated statements of income. Refer to Note 13 for additional disclosures required by this ASU.
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
Accounting Guidance Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize right-of-use assets, representing their right to use the underlying asset for the lease term, and lease liabilities on the balance sheet for all leases with terms greater than 12 months. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases by lessors. Additionally, the guidance requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The Company is progressing with its preparation for the adoption and implementation of this new accounting standard, including assessing our lease arrangements, evaluating practical expedient and accounting policy elections, and implementing software to meet the reporting requirements of this standard. We have identified an interim software solution to be used upon adoption for lessee accounting and are in the process of evaluating a long-term software solution. The Company has established a cross-functional implementation team to assist in identifying changes to our business processes and controls to support adoption of the new standard.
ASU 2016-02 is effective for the Company beginning January 1, 2019. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The Company is currently planning on electing the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance. In March 2018, the FASB approved a new, optional transition method that will give companies the option to use the effective date as the date of initial application on transition. The Company plans to elect this transition method, and as a result, we will not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company anticipates the adoption of this new standard will result in a significant increase in lease-related assets and liabilities on our consolidated balance sheet. The impact on the Company's consolidated statement of income is being evaluated. As the impact of this standard is non-cash in nature, we do not anticipate its adoption having an impact on the Company's consolidated statement of cash flows.
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
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the six months ended June 29, 2018, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $218 million, which primarily related to the acquisition of additional interests in the Company's franchise bottlers in the United Arab Emirates and in Oman, both of which were previously equity method investees of the Company. As a result of the additional interest acquired in the Oman bottler, we obtained a controlling interest, resulting in its consolidation.

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
Divestitures
During the six months ended June 29, 2018, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $304 million, which primarily related to the proceeds from the refranchising of our Latin American bottling operations.
During the six months ended June 30, 2017, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $2,055 million, primarily related to proceeds from the refranchising of certain bottling territories in North America and China.
Refranchising of Latin American Bottling Operations
As of December 31, 2017, certain of the Company's bottling operations in Latin America were classified as held for sale. During the three months ended June 29, 2018, the Company sold its bottling operations in Latin America to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee. We received net cash proceeds of $277 million as a result of these sales and recognized a net gain of $36 million, which was included in the line item other income (loss) — net in our condensed consolidated statement of income.
Refranchising of China Bottling Operations
During the three months ended June 30, 2017, the Company sold a substantial portion of its bottling operations in China to the two existing local franchise bottlers. We received $740 million as a result of these sales and recognized a gain of $9 million, which was included in the line item other income (loss) — net in our condensed consolidated statement of income. On June 30, 2017, we received an advance payment of $191 million related to the remaining bottling operations and a related cost method investment, which were sold on July 1, 2017.
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

Each CBA generally has a term of 10 years and is renewable, in most cases by the bottler and in some cases by the Company, indefinitely for successive additional terms of 10 years each. Under the CBA, except for the CBA entered into in conjunction with the Southwest Transaction and for additional territories sold to AC Bebidas as well as the CBA entered into with Liberty Coca-Cola Beverages, the bottlers make ongoing quarterly payments to the Company based on their gross profit in the refranchised territories throughout the term of the CBA, including renewals, in exchange for the grant of the exclusive territory rights. Liberty Coca-Cola Beverages, the co-owners of which are former management of CCR, will make ongoing quarterly payments based on the gross profit in its refranchised territories upon the earlier of reaching a predefined level of profitability or the 41st quarter following the closing date.

Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories, excluding the territory included in the Southwest Transaction, to the respective bottlers in exchange for cash.

During the six months ended June 29, 2018 and June 30, 2017, cash proceeds from these sales totaled $3 million and $1,118 million, respectively. Included in the cash proceeds for the six months ended June 30, 2017 was $224 million from Coca-Cola Bottling Co. Consolidated ("CCBCC"), an equity method investee.
Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized net charges of $102 million and $1,274 million during the three months ended June 29, 2018 and June 30, 2017, respectively. During the six months ended June 29, 2018 and June 30, 2017, the Company recognized net charges of $104 million and $1,771 million, respectively. These net charges were included in the line item other income (loss) — net in our condensed consolidated statements of income. The net charges in 2018 were primarily related to post-closing adjustments as contemplated by the related agreements. The net charges in 2017 were primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale. In total, we expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.

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

During the three months ended June 29, 2018 and June 30, 2017, the Company recorded charges of $2 million and $109 million, respectively, primarily related to payments made to certain of our unconsolidated bottling partners in order to convert the bottling agreements for their legacy territories and any previously refranchised territories to a single form of CBA with additional requirements. During the six months ended June 29, 2018 and June 30, 2017, the Company recorded charges of $21 million and $215 million, respectively, related to such payments. The additional requirements generally include a binding national governance model, mandatory incidence pricing and additional core performance requirements, among other things. As a result of these conversions, the legacy territories and any previously refranchised territories for each of the related bottling partners will be governed under similar CBAs, which will provide consistency across each such bottler's respective territory, as well as consistency with other U.S. bottlers that have been granted or converted to this form of CBA. The charges related to these payments were included in the line item other income (loss) — net in our condensed consolidated statements of income during the three and six months ended June 29, 2018 and June 30, 2017.

On April 1, 2017, the Company refranchised the Southwest operating unit of CCR, which includes Texas and parts of Oklahoma, New Mexico and Arkansas, in the Southwest Transaction. In conjunction with the Southwest Transaction, Arca contributed its existing beverage business to AC Bebidas. CCR contributed its Southwest operating unit, including all of its assets and liabilities, to AC Bebidas in exchange for an approximate 20 percent interest in AC Bebidas. Arca owns the remaining interest in AC Bebidas. CCR also made cash payments of $144 million, net of cash received. As a result of the Southwest Transaction, the Company recognized a gain of $1,060 million due to the difference in the recorded carrying value of the net assets transferred compared to the value of the interest it obtained in AC Bebidas of $2,960 million, which was determined using an income and market approach (a Level 3 measurement). This gain was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. The Company accounts for its interest in AC Bebidas as an equity method investment based on our equity ownership percentage, our representation on AC Bebidas' Board of Directors, material intercompany transactions and other governance rights.

Refer to Note 16 for the impact these items had on our operating segments.

Assets and Liabilities Held for Sale
As of December 31, 2017, the Company had certain bottling operations in North America and Latin America that met the criteria to be classified as held for sale, which requires us to present the related assets and liabilities as separate line items in our condensed consolidated balance sheet. These operations were refranchised in 2018.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our condensed consolidated balance sheets (in millions):

	December 31, 2017
Cash, cash equivalents and short-term investments	$13
Trade accounts receivable, less allowances	10
Inventories	11
Prepaid expenses and other assets	12
Other assets	7
Property, plant and equipment — net	85
Bottlers' franchise rights with indefinite lives	5
Goodwill	103
Other intangible assets	1
Allowance for reduction of assets held for sale	(28)
Assets held for sale	$219	[1]
Accounts payable and accrued expenses	$22
Other liabilities	12
Deferred income taxes	3
Liabilities held for sale	$37	[2]
1 Consists of total assets relating to North America refranchising of $9 million and the refranchising of Latin America bottling operations of $210 million, which are included in the Bottling Investments operating segment.
2 Consists of total liabilities relating to North America refranchising of $5 million and the refranchising of Latin America bottling operations of $32 million, which are included in the Bottling Investments operating segment.
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

The following table presents information related to the major classes of assets and liabilities of CCBA that were classified as held for sale — discontinued operations in our condensed consolidated balance sheets (in millions):

	June 29, 2018	December 31, 2017
Cash, cash equivalents and short-term investments	$173	$97
Trade accounts receivable, less allowances	257	299
Inventories	289	299
Prepaid expenses and other assets	68	52
Equity method investments	6	7
Other assets	39	29
Property, plant and equipment — net	1,440	1,436
Goodwill	3,660	4,248
Other intangible assets	749	862
Assets held for sale — discontinued operations	$6,681	$7,329
Accounts payable and accrued expenses	$542	$598
Loans and notes payable	439	404
Current maturities of long-term debt	6	6
Accrued income taxes	31	40
Long-term debt	17	19
Other liabilities	9	10
Deferred income taxes	412	419
Liabilities held for sale — discontinued operations	$1,456	$1,496
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
Our Company markets, manufactures and sells concentrates and finished goods. In our domestic and international concentrate operations, we typically generate net operating revenues by selling concentrates, syrups and certain finished beverages to authorized bottling and canning operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water, or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and non-refillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrate, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments.
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
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with our bottling partners to develop and implement an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels and packages in which the finished products produced from the concentrate are sold. The amounts associated with the arrangements described above are defined as variable consideration under ASC 606 and an estimate of which is included in the transaction price as a component of net operating revenues in our condensed consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our condensed consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates. The change in the amount of variable consideration recognized during the three and six months ended June 29, 2018 related to performance obligations satisfied in prior periods was immaterial.
In addition to changes in the timing of when we record variable consideration, ASC 606 provided clarification about the classification of certain costs relating to revenue arrangements with customers. As a result, during the three and six months ended June 29, 2018, we recorded certain amounts in cost of goods sold or selling, general and administrative expenses that were previously classified as reductions in net operating revenues. The Company also re-evaluated the principal versus agent considerations pertaining to certain of its arrangements with third-party manufacturers and co-packers. We recorded certain costs in net operating revenues which were previously recorded in cost of goods sold related to arrangements in which we concluded we did not control the goods before they were delivered to our customers.

The following tables compare the amounts reported in the condensed consolidated statements of income and condensed consolidated balance sheet to the amounts had the previous revenue recognition guidance been in effect (in millions):

	Three Months Ended June 29, 2018				Six Months Ended June 29, 2018
	As Reported	Balances without Adoption of ASC 606	Increase (Decrease) Due to Adoption		As Reported	Balances without Adoption of ASC 606	Increase (Decrease) Due to Adoption
Net operating revenues	$8,927	$8,767	$160	[1]	$16,553	$16,202	$351	[1]
Cost of goods sold	3,252	3,044	208		5,990	5,591	399
Gross profit	5,675	5,723	(48)		10,563	10,611	(48)
Selling, general and administrative expenses	2,723	2,724	(1)		5,264	5,264	—
Operating income	2,727	2,774	(47)		4,538	4,586	(48)
Income from continuing operations before income taxes	2,883	2,930	(47)		4,716	4,764	(48)
Income taxes from continuing operations	594	575	19		1,100	1,081	19
Net income from continuing operations	2,289	2,317	(28)		3,616	3,645	(29)
Income from discontinued operations	42	43	(1)		115	113	2
Consolidated net income	2,331	2,360	(29)		3,731	3,758	(27)
Net income attributable to shareowners of The Coca-Cola Company	2,316	2,345	(29)		3,684	3,711	(27)
1 The increase in net operating revenues was primarily due to the reclassification of shipping and handling costs.

	June 29, 2018
	As Reported	Balances without Adoption of ASC 606	Increase (Decrease) Due to Adoption
ASSETS
Trade accounts receivable	$4,565	$4,503	$62	[1]
Prepaid expenses and other assets	2,543	2,545	(2)
Total current assets	36,024	35,964	60
Deferred income tax assets	2,999	2,934	65
Total assets	89,593	89,468	125
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$10,842	$10,382	$460	[2]
Total current liabilities	31,398	30,938	460
Deferred income tax liabilities	2,589	2,640	(51)
Reinvested earnings	63,808	64,092	(284)
Total equity	20,176	20,460	(284)
Total liabilities and equity	89,593	89,468	125
1 The increase was primarily due to incremental estimated variable consideration receivables from third-party customers.
2 The increase was primarily due to incremental estimated variable consideration payables due to third-party customers.

The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended June 29, 2018
Concentrate operations	$1,258	$4,417	$5,675
Finished product operations	1,786	1,466	3,252
Total	$3,044	$5,883	$8,927
Six Months Ended June 29, 2018
Concentrate operations	$2,374	$8,196	$10,570
Finished product operations	3,258	2,725	5,983
Total	$5,632	$10,921	$16,553
Refer to Note 16 for additional revenue disclosures by operating segment.
NOTE 4: INVESTMENTS
Equity Securities
Effective January 1, 2018, we adopted ASU 2016-01, which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. We record dividend income when applicable dividends are declared, which is reported in other income (loss) — net in our condensed consolidated statements of income. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. During the three and six months ended June 29, 2018, the Company did not recognize any fair value adjustments for equity securities without readily determinable fair values. We recognized a cumulative effect adjustment of $409 million, net of tax, to increase the opening balance of reinvested earnings with an offset to AOCI as of January 1, 2018 in connection with the adoption of ASU 2016-01.
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
As of June 29, 2018, the carrying values of our equity securities were included in the following line items in our condensed consolidated balance sheet (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
Marketable securities	$341	$—
Other investments	924	91
Other assets	1,034	—
Total equity securities	$2,299	$91

The calculation of net unrealized gains and losses for the period that relate to equity securities still held at June 29, 2018 is as follows (in millions):

	Three Months Ended	Six Months Ended
	June 29, 2018	June 29, 2018
Net gains (losses) recognized during the period related to equity securities	$38	$(41)
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	(1)	4
Unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$39	$(45)
As of December 31, 2017, equity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Trading securities	$324	$75	$(4)	$395
Available-for-sale securities	1,276	685	(66)	1,895
Total equity securities	$1,600	$760	$(70)	$2,290
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
As of December 31, 2017, the fair values of our equity securities were included in the following line items in our condensed consolidated balance sheet (in millions):

	Trading Securities	Available-for-Sale Securities
Marketable securities	$283	$52
Other investments	—	953
Other assets	112	890
Total equity securities	$395	$1,895
The sale and/or maturity of available-for-sale equity securities resulted in the following realized activity (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Gross gains	$13	$35
Gross losses	(5)	(8)
Proceeds	58	140
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

Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 29, 2018
Trading securities	$38	$—	$—	$38
Available-for-sale securities	6,258	78	(63)	6,273
Total debt securities	$6,296	$78	$(63)	$6,311
December 31, 2017
Trading securities	$12	$—	$—	$12
Available-for-sale securities	5,782	157	(27)	5,912
Total debt securities	$5,794	$157	$(27)	$5,924
The fair values of our debt securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	June 29, 2018		December 31, 2017
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Cash and cash equivalents	$—	$829	$—	$667
Marketable securities	38	5,157	12	4,970
Other assets	—	287	—	275
Total debt securities	$38	$6,273	$12	$5,912
The contractual maturities of these available-for-sale debt securities as of June 29, 2018 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$1,348	$1,345
After 1 year through 5 years	4,474	4,478
After 5 years through 10 years	121	136
After 10 years	315	314
Total	$6,258	$6,273
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Gross gains	$8	$1	$8	$5
Gross losses	(8)	(2)	(13)	(6)
Proceeds	3,236	3,398	6,323	6,410
Captive Insurance Companies
In accordance with local insurance regulations, our captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of its consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. This captive's solvency capital funds included equity and debt securities of $1,205 million as of June 29, 2018 and $1,159 million as of December 31, 2017, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations.

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

	June 29, 2018	December 31, 2017
Raw materials and packaging	$1,915	$1,729
Finished goods	751	693
Other	215	233
Total inventories	$2,881	$2,655
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	June 29, 2018	December 31, 2017
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$52	$45
Foreign currency contracts	Other assets	112	79
Interest rate contracts	Other assets	45	52
Total assets		$209	$176
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$24	$69
Foreign currency contracts	Other liabilities	5	9
Foreign currency contracts	Liabilities held for sale — discontinued operations	—	8
Commodity contracts	Liabilities held for sale — discontinued operations	—	4
Interest rate contracts	Accounts payable and accrued expenses	—	30
Interest rate contracts	Other liabilities	51	39
Total liabilities		$80	$159
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
2 Refer to Note 15 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	June 29, 2018	December 31, 2017
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$76	$20
Foreign currency contracts	Other assets	5	27
Commodity contracts	Prepaid expenses and other assets	16	25
Commodity contracts	Other assets	—	1
Other derivative instruments	Prepaid expenses and other assets	4	8
Total assets		$101	$81
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$23	$69
Foreign currency contracts	Other liabilities	39	28
Foreign currency contracts	Liabilities held for sale — discontinued operations	2	—
Commodity contracts	Accounts payable and accrued expenses	11	7
Commodity contracts	Other liabilities	1	—
Other derivative instruments	Accounts payable and accrued expenses	7	1
Other derivative instruments	Other liabilities	1	1
Total liabilities		$84	$106
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualify for the Company's foreign currency cash flow hedging program were $3,570 million and $4,068 million as of June 29, 2018 and December 31, 2017, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of these foreign currency denominated assets and liabilities due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that have been designated as cash flow hedges for the Company's foreign currency denominated assets and liabilities were $3,028 million and $1,851 million as of June 29, 2018 and December 31, 2017, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $4 million and $35 million as of June 29, 2018 and December 31, 2017, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program was $500 million as of December 31, 2017. During the six months ended June 29, 2018, we discontinued the cash flow hedge relationship related to these swaps. We reclassified a loss of $8 million into earnings as a result of the discontinuance. As of June 29, 2018, we did not have any interest rate swaps designated as a cash flow hedge.

The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended June 29, 2018
Foreign currency contracts	$65	Net operating revenues	$39	$1
Foreign currency contracts	14	Cost of goods sold	2	—	[2]
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	(79)	Other income (loss) — net	(87)	(3)
Interest rate contracts	—	Interest expense	(10)	—
Total	$—		$(58)	$(2)
Three Months Ended June 30, 2017
Foreign currency contracts	$(94)	Net operating revenues	$116	$(1)
Foreign currency contracts	(5)	Cost of goods sold	2	—	[2]
Foreign currency contracts	—	Interest expense	(3)	—
Foreign currency contracts	(2)	Other income (loss) — net	25	8
Interest rate contracts	(25)	Interest expense	(9)	2
Total	$(126)		$131	$9
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Six Months Ended June 29, 2018
Foreign currency contracts	$8	Net operating revenues	$54	$1
Foreign currency contracts	10	Cost of goods sold	1	—	[2]
Foreign currency contracts	—	Interest expense	(4)	—
Foreign currency contracts	26	Other income (loss) — net	(20)	2
Foreign currency contracts	—	Income from discontinued operations	—	(3)
Interest rate contracts	22	Interest expense	(20)	(8)
Commodity contracts	—	Income from discontinued operations	—	(5)
Total	$66		$11	$(13)
Six Months Ended June 30, 2017
Foreign currency contracts	$(181)	Net operating revenues	$223	$(1)
Foreign currency contracts	(16)	Cost of goods sold	5	—	[2]
Foreign currency contracts	—	Interest expense	(5)	—
Foreign currency contracts	13	Other income (loss) — net	52	—	[2]
Interest rate contracts	(24)	Interest expense	(17)	2
Commodity contracts	(1)	Cost of goods sold	1	—
Total	$(209)		$259	$1
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of June 29, 2018, the Company estimates that it will reclassify into earnings during the next 12 months $56 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of June 29, 2018, such adjustments had cumulatively decreased the carrying value of our long-term debt by $5 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives related to our fair value hedges of this type were $8,131 million and $8,121 million as of June 29, 2018 and December 31, 2017, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional value of derivatives related to fair value hedges of this type was $311 million as of December 31, 2017. As of June 29, 2018, we did not have any fair value hedges of this type.
The following tables summarize the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Three Months Ended
		June 29, 2018	June 30, 2017
Interest rate contracts	Interest expense	$(3)	$(23)
Fixed-rate debt	Interest expense	(5)	24
Net impact to interest expense		$(8)	$1
Foreign currency contracts	Other income (loss) — net	$—	$(24)
Available-for-sale securities	Other income (loss) — net	—	24
Net impact to other income (loss) — net		$—	$—
Net impact of fair value hedging instruments		$(8)	$1

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Six Months Ended
		June 29, 2018	June 30, 2017
Interest rate contracts	Interest expense	$(19)	$(65)
Fixed-rate debt	Interest expense	9	57
Net impact to interest expense		$(10)	$(8)
Foreign currency contracts	Other income (loss) — net	$(6)	$(43)
Available-for-sale securities	Other income (loss) — net	6	46
Net impact to other income (loss) — net		$—	$3
Net impact of fair value hedging instruments		$(10)	$(5)
1 The net impacts represent the ineffective portions of the hedge relationships and the amounts excluded from the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and a portion of its foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in a number of foreign operations. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation adjustment, a component of AOCI, to offset the changes in the values of the net investments being hedged. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the change in the carrying value of the designated portion of the non-derivative financial instrument due to changes in foreign currency exchange rates is recorded in net foreign currency translation adjustment. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Six Months Ended
	June 29, 2018	December 31, 2017	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Foreign currency contracts	$50	$—	$—	$(2)	$—	$(15)
Foreign currency denominated debt	12,852	13,147	705	(928)	294	(926)
Total	$12,902	$13,147	$705	$(930)	$294	$(941)
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three and six months ended June 29, 2018 and June 30, 2017. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended June 29, 2018 and June 30, 2017. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statements of cash flows.
Economic (Nondesignated) Hedging Strategy
In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of foreign currency, interest rate and commodity exposure. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The changes in the fair value of economic hedges are immediately recognized into earnings.
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues or cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $5,907 million and $6,827 million as of June 29, 2018 and December 31, 2017, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $263 million and $357 million as of June 29, 2018 and December 31, 2017, respectively.

The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		June 29, 2018	June 30, 2017
Foreign currency contracts	Net operating revenues	$33	$(8)
Foreign currency contracts	Other income (loss) — net	(73)	66
Foreign currency contracts	Income from discontinued operations	1	—
Interest rate contracts	Interest expense	1	—
Commodity contracts	Net operating revenues	—	(2)
Commodity contracts	Cost of goods sold	(6)	(3)
Commodity contracts	Selling, general and administrative expenses	—	(2)
Commodity contracts	Income from discontinued operations	4	—
Other derivative instruments	Selling, general and administrative expenses	(1)	13
Other derivative instruments	Other income (loss) — net	1	1
Total		$(40)	$65

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended
		June 29, 2018	June 30, 2017
Foreign currency contracts	Net operating revenues	$26	$(18)
Foreign currency contracts	Cost of goods sold	(1)	—
Foreign currency contracts	Other income (loss) — net	(116)	102
Foreign currency contracts	Income from discontinued operations	(5)	—
Interest rate contracts	Interest expense	(1)	—
Commodity contracts	Net operating revenues	—	(5)
Commodity contracts	Cost of goods sold	7	28
Commodity contracts	Selling, general and administrative expenses	—	(3)
Commodity contracts	Income from discontinued operations	5	—
Other derivative instruments	Selling, general and administrative expenses	(7)	25
Other derivative instruments	Other income (loss) — net	—	1
Total		$(92)	$130
NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the six months ended June 29, 2018, the Company retired upon maturity $2,026 million total principal amount of notes. The general terms of the notes retired are as follows:

•	$1,250 million total principal amount of notes due April 1, 2018, at a fixed interest rate of 1.15 percent;

•	$750 million total principal amount of notes due March 14, 2018, at a fixed interest rate of 1.65 percent; and

•	$26 million total principal amount of debentures due January 29, 2018, at a fixed interest rate of 9.66 percent.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Guarantees
As of June 29, 2018, we were contingently liable for guarantees of indebtedness owed by third parties of $627 million, of which $253 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to vigorously defend its position. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. On October 4, 2017, the IRS filed an amended answer to the Company's petition in which it increased its transfer pricing adjustment by $385 million resulting in an additional tax adjustment of $135 million.
On June 20, 2017, the Company filed a motion for summary judgment on the portion of the IRS' adjustments related to our licensee in Mexico. On December 14, 2017, the U.S. Tax Court issued a decision on the summary judgment motion in favor of the Company. This decision effectively reduced the IRS' potential tax adjustment by approximately $138 million.

The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018, and the Company and the IRS are required to file and exchange final post-trial briefs by February 2019. It is not known how much time will elapse before the U.S. Tax Court issues its decision. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the U.S. Tax Court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice could be sustained. In that event, or if the IRS proposes similar adjustments for years subsequent to the 2007-2009 litigation period, the Company will be subject to significant additional liabilities which could have a material adverse impact on the Company's financial position, results of operations and cash flows.
The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and other examinations for all open years to determine the adequacy of its tax reserves.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $430 million and $480 million as of June 29, 2018 and December 31, 2017, respectively.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	June 29, 2018	December 31, 2017
Foreign currency translation adjustments	$(10,284)	$(8,957)
Accumulated derivative net gains (losses)	(67)	(119)
Unrealized net gains (losses) on available-for-sale securities[1]	(17)	493
Adjustments to pension and other benefit liabilities	(1,406)	(1,722)
Accumulated other comprehensive income (loss)	$(11,774)	$(10,305)
1 The change in the balance from December 31, 2017 includes the $409 million reclassification to retained earnings upon the adoption of ASU
2016-01. Refer to Note 1 and Note 4.
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended June 29, 2018
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$3,684	$47	$3,731
Other comprehensive income:
Net foreign currency translation adjustments	(1,327)	(98)	(1,425)
Net gain (loss) on derivatives[1]	52	—	52
Net change in unrealized gain (loss) on available-for-sale debt securities[2]	(101)	—	(101)
Net change in pension and other benefit liabilities[3]	316	—	316
Total comprehensive income	$2,624	$(51)	$2,573
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended June 29, 2018	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,152)	$(17)	$(1,169)
Reclassification adjustments recognized in net income	42	—	42
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,372)	—	(1,372)
Gains (losses) on net investment hedges arising during the period[1]	705	(202)	503
Net foreign currency translation adjustments	$(1,777)	$(219)	$(1,996)
Derivatives:
Gains (losses) arising during the period	$(1)	$24	$23
Reclassification adjustments recognized in net income	60	(15)	45
Net gains (losses) on derivatives[1]	$59	$9	$68
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(113)	$23	$(90)
Net change in unrealized gain (loss) on available-for-sale debt securities[2]	$(113)	$23	$(90)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$261	$(61)	$200
Reclassification adjustments recognized in net income	111	(29)	82
Net change in pension and other benefit liabilities[3]	$372	$(90)	$282
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,459)	$(277)	$(1,736)

[1]	Refer to Note 6 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale debt securities. Refer to Note 4 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

Six Months Ended June 29, 2018	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(985)	$(85)	$(1,070)
Reclassification adjustments recognized in net income	98	—	98
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(576)	—	(576)
Gains (losses) on net investment hedges arising during the period[1]	294	(73)	221
Net foreign currency translation adjustments	$(1,169)	$(158)	$(1,327)
Derivatives:
Gains (losses) arising during the period	$65	$(14)	$51
Reclassification adjustments recognized in net income	2	(1)	1
Net gains (losses) on derivatives[1]	$67	$(15)	$52
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(126)	$21	$(105)
Reclassification adjustments recognized in net income	5	(1)	4
Net change in unrealized gain (loss) on available-for-sale debt securities[2]	$(121)	$20	$(101)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$271	$(62)	$209
Reclassification adjustments recognized in net income	144	(37)	107
Net change in pension and other benefit liabilities[3]	$415	$(99)	$316
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(808)	$(252)	$(1,060)

[1]	Refer to Note 6 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale debt securities. Refer to Note 4 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended June 30, 2017	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,427)	$(15)	$(1,442)
Reclassification adjustments recognized in net income	120	(6)	114
Gains (losses) on intra-entity transactions that are of a long-term investment nature	1,799	—	1,799
Gains (losses) on net investment hedges arising during the period[1]	(930)	356	(574)
Net foreign currency translation adjustments	$(438)	$335	$(103)
Derivatives:
Gains (losses) arising during the period	$(135)	$43	$(92)
Reclassification adjustments recognized in net income	(139)	54	(85)
Net gains (losses) on derivatives[1]	$(274)	$97	$(177)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	$87	$(19)	$68
Reclassification adjustments recognized in net income	(94)	31	(63)
Net change in unrealized gain (loss) on available-for-sale securities[2]	$(7)	$12	$5
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$(37)	$5	$(32)
Reclassification adjustments recognized in net income	32	(8)	24
Net change in pension and other benefit liabilities[3]	$(5)	$(3)	$(8)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(724)	$441	$(283)

[1]	Refer to Note 6 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 4 and Note 11 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

Six Months Ended June 30, 2017	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(955)	$32	$(923)
Reclassification adjustments recognized in net income	120	(6)	114
Gains (losses) on intra-entity transactions that are of a long-term investment nature	2,207	—	2,207
Gains (losses) on net investment hedges arising during the period[1]	(941)	360	(581)
Net foreign currency translation adjustments	$431	$386	$817
Derivatives:
Gains (losses) arising during the period	$(213)	$75	$(138)
Reclassification adjustments recognized in net income	(259)	99	(160)
Net gains (losses) on derivatives[1]	$(472)	$174	$(298)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	$345	$(106)	$239
Reclassification adjustments recognized in net income	(113)	38	(75)
Net change in unrealized gain (loss) on available-for-sale securities[2]	$232	$(68)	$164
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$(41)	$24	$(17)
Reclassification adjustments recognized in net income	73	(23)	50
Net change in pension and other benefit liabilities[3]	$32	$1	$33
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$223	$493	$716

[1]	Refer to Note 6 for additional information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 4 and Note 11 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended June 29, 2018	Six Months Ended June 29, 2018
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1,2]	Other income (loss) — net	$42	$98
	Income from continuing operations before income taxes	42	98
	Consolidated net income	$42	$98
Derivatives:
Foreign currency contracts	Net operating revenues	$(40)	$(55)
Foreign currency contracts	Cost of goods sold	(2)	(1)
Foreign currency contracts	Other income (loss) — net	90	18
Foreign currency and commodity contracts	Income from discontinued operations	—	8
Foreign currency and interest rate contracts	Interest expense	12	32
	Income from continuing operations before income taxes	60	2
	Income taxes from continuing operations	(15)	(1)
	Consolidated net income	$45	$1
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$—	$5
	Income from continuing operations before income taxes	—	5
	Income taxes from continuing operations	—	(1)
	Consolidated net income	$—	$4
Pension and other benefit liabilities:
Settlement charges	Other income (loss) — net	$86	$86
Recognized net actuarial loss	Other income (loss) — net	30	65
Recognized prior service costs (credits)	Other income (loss) — net	(1)	(3)
Divestitures, deconsolidations and other[2]	Other income (loss) — net	(4)	(4)
	Income from continuing operations before income taxes	111	144
	Income taxes from continuing operations	(29)	(37)
	Consolidated net income	$82	$107

[1]	Primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations.

[2]	Primarily related to the refranchising of our Latin American bottling operations.

NOTE 10: CHANGES IN EQUITY
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2017	4,259	$18,977	$60,430	$(10,305)	$1,760	$15,864	$(50,677)	$1,905
Adoption of accounting standards[1]	—	2,605	3,014	(409)	—	—	—	—
Comprehensive income (loss)	—	2,573	3,684	(1,060)	—	—	—	(51)
Dividends paid/payable to shareowners of The Coca-Cola Company	—	(3,320)	(3,320)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(13)	—	—	—	—	—	(13)
Business combinations including purchase accounting adjustments	—	13	—	—	—	—	—	13
Purchases of treasury stock	(27)	(1,210)	—	—	—	—	(1,210)	—
Impact related to stock compensation plans	21	552	—	—	—	253	299	—
Other activities	—	(1)	—	—	—	—	—	(1)
June 29, 2018	4,253	$20,176	$63,808	$(11,774)	$1,760	$16,117	$(51,588)	$1,853
1 Refer to Note 1, Note 3, Note 4 and Note 14.
NOTE 11: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended June 29, 2018, the Company recorded other operating charges of $225 million. These charges primarily consisted of $111 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $60 million of CCR asset impairments and $34 million related to costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Other operating charges also included $22 million related to tax litigation expense. Refer to Note 8 for additional information related to the tax litigation. Refer to Note 12 for additional information on the Company's productivity and reinvestment program. Refer to Note 15 for information on how the Company determined the asset impairment charges. Refer to Note 16 for the impact these charges had on our operating segments.
During the six months ended June 29, 2018, the Company recorded other operating charges of $761 million. These charges primarily consisted of $450 million of CCR asset impairments and $206 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $79 million related to costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Other operating charges also included $27 million related to tax litigation expense. Refer to Note 8 for additional information related to the tax litigation. Refer to Note 12 for additional information on the Company's productivity and reinvestment program. Refer to Note 15 for information on how the Company determined the asset impairment charges. Refer to Note 16 for the impact these charges had on our operating segments.
During the three months ended June 30, 2017, the Company recorded other operating charges of $826 million. These charges primarily consisted of $653 million of CCR asset impairments and $87 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $47 million related to costs incurred to refranchise certain of our bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Other operating charges also included $14 million related to the impairment of a Venezuelan intangible asset and $19 million related to tax litigation expense. Refer to Note 1 for additional information about the Venezuelan intangible asset and Note 15 for information on how the Company determined the asset impairment charges. Refer to Note 8 for additional information related to the tax litigation. Refer to Note 12 for additional information on the Company's productivity and reinvestment program. Refer to Note 16 for the impact these charges had on our operating segments.
During the six months ended ended June 30, 2017, the Company recorded other operating charges of $1,116 million. These charges primarily consisted of $737 million of CCR asset impairments and $226 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $86 million related to costs incurred to refranchise certain of our bottling operations, $34 million related to impairments of Venezuelan intangible assets and $25 million related to tax litigation expense. Refer to Note 1 for additional information about the Venezuelan intangible assets and Note 15 for information on how the Company determined the asset impairment charges. Refer to Note 8 for additional information related to the tax litigation. Refer to Note 12 for additional information on the Company's productivity and reinvestment program. Refer to Note 16 for the impact these charges had on our operating segments.
Other Nonoperating Items
Interest Expense
During the three and six months ended June 30, 2017, the Company recorded a net charge of $38 million related to the extinguishment of long-term debt.
Equity Income (Loss) — Net
During the three and six months ended June 29, 2018, the Company recorded net charges of $33 million and $84 million, respectively. During the three and six months ended June 30, 2017, the Company recorded a net gain of $37 million and a net charge of $21 million, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 16 for the impact these items had on our operating segments.
Other Income (Loss) — Net
During the three months ended June 29, 2018, the Company recorded charges of $86 million related to pension settlements and net charges of $102 million due to the refranchising of certain bottling territories in North America. The Company also recorded an other-than-temporary impairment charge of $52 million related to one of our equity method investees. These charges were partially offset by a net gain of $36 million related to the refranchising of our Latin American bottling operations and a net gain of $36 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 1 and Note 4 for additional information on equity and debt securities. Refer to Note 2 for additional information on refranchising activities. Refer to Note 16 for the impact these items had on our operating segments.
During the six months ended June 29, 2018, the Company recorded charges of $86 million related to pension settlements and net charges of $104 million due to the refranchising of certain bottling territories in North America. The Company also recorded an other-than-temporary impairment charge of $52 million related to one of our equity method investees and a net loss of $49 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Additionally, the Company recognized a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations and charges of $21 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a net gain of $36 million related to the refranchising of our Latin American bottling operations. Refer to Note 1 and Note 4 for additional information on equity and debt securities. Refer to Note 2 for additional information on refranchising activities and North America conversion payments. Refer to Note 16 for the impact these items had on our operating segments.
During the three months ended June 30, 2017, the Company recognized a gain of $445 million related to the integration of Coca‑Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") to establish Coca-Cola Bottlers Japan Inc., now known as Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"). In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJHI with a fair market value of $1,112 million as of April 1, 2017. The Company accounts for its 17 percent interest in CCBJHI as an equity method investment based on our equity ownership percentage, our representation on CCBJHI's Board of Directors, material intercompany transactions and other governance rights. The Company also recognized a $25 million gain as a result of Coca‑Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment and a gain of $9 million related to refranchising a substantial portion of our China bottling operations. These gains were partially offset by a net charge of $214 million due to the refranchising of certain bottling territories in North America and charges of $109 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also incurred a charge of $26 million related to our former German bottling operations. Refer to Note 2 for additional information on refranchising activities and the conversion payments. Refer to Note 16 for the impact these items had on our operating segments.
During the six months ended June 30, 2017, the Company recognized net charges of $711 million due to the refranchising of certain bottling territories in North America and charges of $215 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also incurred a charge of $26 million related to our former German bottling operations and net charges of $15 million resulting from special termination benefits and curtailment credits related to refranchising certain of our North America bottling operations. These charges were partially offset by a gain of $445 million related to the integration of CCW and CCEJ to establish CCBJHI. In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJHI. The Company also recognized a $25 million gain as a result of Coca‑Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment and a gain of $9 million related to refranchising a substantial portion of our China bottling operations. Refer to Note 2 for additional information on refranchising activities and the conversion payments. Refer to Note 13 for additional information on the special termination benefit charges and curtailment credits. Refer to Note 16 for the impact these items had on our operating segments.
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
The Company has incurred total pretax expenses of $3,303 million related to this program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 16 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended June 29, 2018 (in millions):

	Accrued Balance March 30, 2018	Costs Incurred Three Months Ended June 29, 2018	Payments	Noncash and Exchange	Accrued Balance June 29, 2018
Severance pay and benefits	$142	$48	$(70)	$(41)	$79
Outside services	8	20	(22)	—	6
Other direct costs	11	82	(79)	(1)	13
Total	$161	$150	$(171)	$(42)	$98
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the six months ended June 29, 2018 (in millions):

	Accrued Balance December 31, 2017	Costs Incurred Six Months Ended June 29, 2018	Payments	Noncash and Exchange	Accrued Balance June 29, 2018
Severance pay and benefits	$190	$81	$(154)	$(38)	$79
Outside services	1	38	(33)	—	6
Other direct costs	15	126	(128)	—	13
Total	$206	$245	$(315)	$(38)	$98
NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Service cost	$31	$50	$2	$4
Interest cost	73	78	6	7
Expected return on plan assets[1]	(162)	(163)	(4)	(3)
Amortization of prior service cost (credit)	2	—	(3)	(4)
Amortization of net actuarial loss	29	45	1	2
Net periodic benefit cost (income)	(27)	10	2	6
Curtailment credits[2]	—	—	—	(42)
Settlement charges[2]	86	—	—	—
Special termination benefits[2]	—	39	—	—
Total cost (income) recognized in condensed consolidated statements of income	$59	$49	$2	$(36)
1 The weighted-average expected long-term rates of return on plan assets used in computing 2018 net periodic benefit cost are 8.0 percent for pension benefit plans and 4.5 percent for other benefit plans.

[2]
The curtailment credits, settlement charges and special termination benefits were primarily related to North America refranchising and the Company's productivity and reinvestment program. Refer to Note 2 and Note 12.

	Pension Benefits		Other Benefits
	Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Service cost	$63	$100	$5	$9
Interest cost	146	156	12	15
Expected return on plan assets[1]	(330)	(324)	(7)	(6)
Amortization of prior service cost (credit)	4	—	(7)	(9)
Amortization of net actuarial loss	63	89	2	4
Net periodic benefit cost (income)	(54)	21	5	13
Curtailment credits[2]	—	—	—	(42)
Settlement charges[2]	86	—	—	—
Special termination benefits[2]	—	57	—	—
Total cost (income) recognized in condensed consolidated statements of income	$32	$78	$5	$(29)
1 The weighted-average expected long-term rates of return on plan assets used in computing 2018 net periodic benefit cost are 8.0 percent for pension benefit plans and 4.5 percent for other benefit plans.

[2]
The curtailment credits, settlement charges and special termination benefits were primarily related to North America refranchising and the Company's productivity and reinvestment program. Refer to Note 2 and Note 12.

All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our condensed consolidated statements of income. During the six months ended June 29, 2018, the Company contributed $34 million to our pension plans, and we anticipate making additional contributions of approximately $63 million during the remainder of 2018. The Company contributed $55 million to our pension plans during the six months ended June 30, 2017.
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
The Company recorded income tax expense on income from continuing operations of $594 million (20.6 percent effective tax rate) and $1,252 million (47.7 percent effective tax rate) during the three months ended June 29, 2018 and June 30, 2017, respectively. The Company recorded income tax expense on income from continuing operations of $1,100 million (23.3 percent effective tax rate) and $1,575 million (38.1 percent effective tax rate) during the six months ended June 29, 2018 and June 30, 2017, respectively. During the three and six months ended June 29, 2018, the Company recorded income tax expense on income from discontinued operations of $16 million (27.7 percent effective tax rate) and $56 million (32.7 percent effective tax rate), respectively.

The following table illustrates the income tax expense (benefit) associated with significant operating and nonoperating items for the interim periods presented (in millions):

	Three Months Ended				Six Months Ended
	June 29, 2018		June 30, 2017		June 29, 2018		June 30, 2017
Asset impairments	$(16)	[1]	$(164)	[9]	$(116)	[1]	$(164)	[9]
Productivity and reinvestment program	(34)	[2]	(31)	[10]	(57)	[2]	(83)	[10]
Transaction gains and losses	(16)	[3]	707	[11]	(33)	[4]	533	[12]
Certain tax matters	(37)	[5]	(40)	[13]	89	[6]	(70)	[13]
Other — net	3	[7]	(12)	[14]	(15)	[8]	(29)	[15]

[1]
Related to charges of $112 million and $502 million during the three and six months ended June 29, 2018, respectively, due to impairments of certain of the Company's assets. Refer to Note 11 and Note 15.

[2]
Related to charges of $111 million and $206 million during the three and six months ended June 29, 2018, respectively, due to the Company's productivity and reinvestment program. Also related to pension settlement charges of $39 million during the three and six months ended June 29, 2018. Refer to Note 11, Note 12 and Note 13.

[3]
Related to charges of $152 million, which included pretax charges of $47 million related to pension settlements, charges of $34 million related to costs incurred to refranchise certain of our bottling operations, charges of $2 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements and net charges of $102 million as a result of the refranchising of certain bottling territories in North America, partially offset by a net gain of $36 million related to the refranchising of our Latin American bottling operations. Refer to Note 2, Note 11 and Note 13.

[4]
Related to charges of $251 million, which included pretax charges of $79 million related to costs incurred to refranchise certain of our bottling operations, charges of $47 million related to pension settlements, charges of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations, charges of $21 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements and net charges of $104 million as a result of the refranchising of certain bottling territories in North America, partially offset by a net gain of $36 million related to the refranchising of our Latin American bottling operations. Refer to Note 2, Note 11 and Note 13.

[5]
Related to $42 million of income tax benefit primarily as a result of adjustments to our provisional remeasurement of deferred taxes recorded as of December 31, 2017, related to the Tax Reform Act signed into law on December 22, 2017. The Company also recorded $3 million of excess tax benefits recorded in association with the Company's share-based compensation arrangements. These tax benefits were partially offset by a net tax charge of $8 million for changes to our uncertain tax positions, including interest and penalties, as well as for agreed upon tax matters.

[6]
Related to $134 million of income tax expense primarily as a result of adjustments to our provisional remeasurement of deferred taxes recorded as of December 31, 2017, related to the Tax Reform Act signed into law on December 22, 2017. The Company also recorded a net tax charge of $42 million for changes to our uncertain tax positions, including interest and penalties, as well as for agreed upon tax matters. These charges were partially offset by $87 million of excess tax benefits recorded in association with the Company's share-based compensation arrangements.

[7]
Related to charges of $14 million, which primarily consisted of a net charge of $33 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and a charge of $22 million due to tax litigation expense, partially offset by a gain of $36 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 11.

[8]
Related to charges of $156 million, which primarily consisted of a net charge of $84 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees, a net loss of $49 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a charge of $27 million due to tax litigation expense. Refer to Note 11.

[9]	Related to charges of $667 million and $771 million during the three and six months ended June 30, 2017, respectively, due to the impairment of certain assets. Refer to Note 11 and Note 15.

[10]
Related to charges of $87 million and $226 million during the three and six months ended June 30, 2017, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 12.

[11]
Related to a net gain of $82 million, which primarily consisted of a $445 million gain related to the merger of CCW and CCEJ, a $25 million gain related to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock and a $9 million gain related to refranchising a substantial portion of our China bottling operations. These gains were partially offset by a net charge of $214 million as a result of the refranchising of certain bottling territories in North America, charges of $109 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, a charge of $44 million related to costs incurred to refranchise certain of our bottling operations and a charge of $26 million related to our former German bottling operations. Refer to Note 2 and Note 11.

[12]
Related to charges of $583 million, which primarily consisted of $711 million of net charges as a result of the refranchising of certain bottling territories in North America, charges of $215 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, $101 million related to costs incurred to refranchise certain of our bottling operations and a charge of $26 million related to our former German bottling operations. These charges were partially offset by a $445 million gain related to the merger of CCW and CCEJ, a $25 million gain related to Coca‑Cola FEMSA, an equity method investee, issuing additional shares of its stock and a $9 million gain related to refranchising a substantial portion of our China bottling operations. Refer to Note 2 and Note 11.

[13]
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

[14]
Related to charges of $22 million, which primarily consisted of a $38 million net charge related to the extinguishment of long-term debt and $19 million due to tax litigation expense, partially offset by a $37 million net gain due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 11.

[15]
Related to charges of $86 million, which primarily consisted of a $38 million net charge related to the extinguishment of long-term debt, $25 million due to tax litigation expense and a $21 million net charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 11.

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
The Tax Reform Act was signed into law on December 22, 2017. Among other things, the Tax Reform Act reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, transitions the U.S. method of taxation from a worldwide tax system to a modified territorial system and requires companies to pay a one-time transition tax over a period of eight years on the mandatory deemed repatriation of prescribed foreign earnings as of December 31, 2017. We are applying the guidance in the U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 118 ("SAB 118") when accounting for the enactment date effects of the Tax Reform Act. As of June 29, 2018, we have not completed our accounting for the tax effects of the Tax Reform Act; however, in certain cases, we have made a reasonable estimate of the effects of the Tax Reform Act. In other cases, we have not been able to make a reasonable estimate and continue to account for those items under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Reform Act. In all cases, we will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the Tax Reform Act. These changes could be material to income tax expense.
The one-time transition tax is based on our total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be approximately $42 billion, the majority of which was previously considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes had been provided. We have not made any adjustments as of June 29, 2018 to either our reasonable estimate of $4.6 billion originally recorded as a provisional tax amount for our one-time transition tax liability or the reasonable estimate of $0.6 billion provisional deferred tax for the related withholding taxes and state income taxes. Because of the complexities of the Tax Reform Act, we are still finalizing our calculation of the total accumulated post-1986 prescribed E&P for the applicable foreign entities. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 prescribed foreign E&P and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any additional outside basis differences inherent in these entities, as these amounts, as of June 29, 2018, continue to be provisionally indefinitely reinvested. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable.
We also remeasured and adjusted certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0 percent. However, as of June 29, 2018, we are still analyzing certain aspects of the Tax Reform Act and refining our calculations, which could affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement and adjustments of our deferred tax balance was a tax benefit of $1.6 billion. Upon further analyses of certain aspects of the Tax Reform Act and refinement of our calculations during the three months ended June 29, 2018, we reduced our provisional amount by $42 million (a 1.5 percentage point decrease to our effective tax rate), which resulted in a net increase in our provisional amount of $134 million (a 2.8 percentage point increase to our effective tax rate) during the six months ended June 29, 2018. These adjustments are included as a component of income taxes from continuing operations. We do not consider the accounting for the enactment-date remeasurement of deferred tax assets and liabilities to be complete.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. As of June 29, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items. The Company has not yet elected an accounting policy related to how it will account for GILTI and therefore has not provided any deferred tax impacts of GILTI in its condensed consolidated financial statements for the three and six months ended June 29, 2018.
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
The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

June 29, 2018	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$2,041	$188	$3	$67	$—		$2,299
Debt securities[1]	—	6,292	19	—	—		6,311
Derivatives[2]	1	309	—	—	(194)	[5]	116	[7]
Total assets	$2,042	$6,789	$22	$67	$(194)		$8,726
Liabilities:
Derivatives[2]	$(8)	$(156)	$—	$—	$117	[6]	$(47)	[7]
Total liabilities	$(8)	$(156)	$—	$—	$117		$(47)
1Refer to Note 4 for additional information related to the composition of our equity securities with readily determinable values and debt securities.
2 Refer to Note 6 for additional information related to the composition of our derivative portfolio.
3 Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 4.
4 Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. There are no amounts subject to legally enforceable master netting agreements that management has chosen not to offset or that do not meet the offsetting requirements. Refer to Note 6.

[5]	The Company is obligated to return $86 million in cash collateral it has netted against its net asset derivative position.

[6]	The Company has the right to reclaim $1 million in cash collateral it has netted against its net liability derivative position.

[7]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $116 million in the line item other assets; $2 million in the line item liabilities held for sale — discontinued operations; and $45 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

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

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and six months ended June 29, 2018 and June 30, 2017.

The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended June 29, 2018 and June 30, 2017.
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
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended				Six Months Ended
	June 29, 2018		June 30, 2017		June 29, 2018		June 30, 2017
Other long lived assets	$(60)	[1]	$(329)	[3]	$(312)	[1]	$(329)	[3]
Intangible assets	—		(338)	[4]	(138)	[1]	(442)	[4]
Assets held for sale[5]	—		(1,145)		—		(1,512)
Other-than-temporary impairment charge	(52)	[2]	—		(52)	[2]	—
Valuation of shares in equity method investees	—		25		—		25
Total	$(112)		$(1,787)		$(502)		$(2,258)
1 The Company recognized losses of $60 million and $450 million during the three and six months ended June 29, 2018, respectively, due to impairment charges on certain CCR intangible assets and fixed assets recorded in our Bottling Investments operating segment as a result of management's revised estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. These charges were determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value. Refer to Note 11.
2 The Company recognized an other-than-temporary impairment charge of $52 million during the three and six months ended June 29, 2018 related to one of our equity method investees, primarily driven by revised projections of future operating results. The fair value of this investment was derived using discounted cash flow analyses based on Level 3 inputs.
3 The Company recognized losses of $310 million during the three and six months ended June 30, 2017 due to impairment charges on certain CCR fixed assets and $19 million during the three and six months ended June 30, 2017 related to CCR other assets as a result of refranchising activities in North America. These charges were determined by comparing the expected future cash flows (undiscounted and without interest charges) to the related carrying amounts.

[4]
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

5 The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. These losses related to refranchising activities in North America, which were calculated based on Level 3 inputs. Refer to Note 2.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; trade accounts receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of June 29, 2018, the carrying amount and fair value of our long-term debt, including the current portion, were $32,086 million and $32,208 million, respectively. As of December 31, 2017, the carrying amount and fair value of our long-term debt, including the current portion, were $34,480 million and $35,169 million, respectively.

NOTE 16: OPERATING SEGMENTS
Information about our Company's continuing operations by operating segment is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
As of and for the three months ended June 29, 2018
Net operating revenues:
Third party	$2,046	$1,012	$3,046	$1,399	$1,235	$65	$—	$8,803
Intersegment	124	19	71	118	—	—	(208)	124	[1]
Total net operating revenues	2,170	1,031	3,117	1,517	1,235	65	(208)	8,927
Operating income (loss)	1,095	593	684	705	(56)	(294)	—	2,727
Income (loss) from continuing operations before income taxes	1,117	541	699	712	91	(277)	—	2,883
Identifiable operating assets	8,838	1,847	18,346	2,429	3,696	26,137	—	61,293	[2]
Noncurrent investments	1,172	777	105	200	15,700	3,665	—	21,619
As of and for the three months ended June 30, 2017
Net operating revenues:[3]
Third party	$2,037	$935	$2,326	$1,384	$2,975	$45	$—	$9,702
Intersegment	—	15	577	123	23	—	(738)	—
Total net operating revenues	2,037	950	2,903	1,507	2,998	45	(738)	9,702
Operating income (loss)[3,4]	1,076	559	755	709	(651)	(411)	—	2,037
Income (loss) from continuing operations before income taxes[3]	1,111	559	659	716	(519)	98	—	2,624
Identifiable operating assets	5,409	1,787	17,423	2,340	8,157	34,027	—	69,143
Noncurrent investments	1,330	880	110	168	16,035	3,480	—	22,003
As of December 31, 2017
Identifiable operating assets	$5,475	$1,896	$17,619	$2,072	$4,493	$27,060	$—	$58,615	[5]
Noncurrent investments	1,238	891	112	177	15,998	3,536	—	21,952
1 Intersegment revenues do not eliminate on a consolidated basis in the table above due to intercompany sales to our discontinued operations.
2 Identifiable operating assets excludes $6,681 million of assets held for sale — discontinued operations.
3 Amounts have been adjusted to reflect the reclassification of certain revenue streams from the Bottling Investments operating segment to the North America operating segment effective January 1, 2018.
4 Amounts have been adjusted to reflect the adoption of ASU 2017-07. Refer to Note 1.
5 Identifiable operating assets excludes $7,329 million of assets held for sale — discontinued operations.
During the three months ended June 29, 2018, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $1 million for Latin America, $47 million for North America, $1 million for Asia Pacific, $16 million for Bottling Investments and $46 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 12.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $60 million for Bottling Investments due to asset impairment charges. Refer to Note 11 and Note 15.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $34 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 11.

•	Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $22 million for Corporate due to tax litigation expense. Refer to Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $102 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $52 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees. Refer to Note 11 and Note 15.

•	Income (loss) from continuing operations before income taxes was reduced by $47 million for Bottling Investments and $39 million for Corporate due to pension settlements. Refer to Note 11 and Note 13.

•
Income (loss) from continuing operations before income taxes was reduced by $31 million for Bottling Investments and$2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 11.

•
Income (loss) from continuing operations before income taxes was increased by $36 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4 and Note 11.

•	Income (loss) from continuing operations before income taxes was increased by $36 million for Corporate related to the refranchising of our Latin American bottling operations. Refer to Note 2.
During the three months ended June 30, 2017, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $1 million for Latin America, $49 million for North America, $2 million for Asia Pacific, $10 million for Bottling Investments and $31 million for Corporate due to the Company's productivity and reinvestment program. Operating income (loss) and income (loss) from continuing operations before income taxes were increased by $6 million for Europe, Middle East and Africa due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 12.

•
Operating income (loss) was reduced by $47 million and income (loss) from continuing operations before income taxes was reduced by $44 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $653 million for Bottling Investments and $14 million for Corporate due to asset impairment charges. Refer to Note 1, Note 11 and Note 15.

•
Income (loss) from continuing operations before income taxes was increased by $38 million for Bottling Investments and reduced by $1 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $109 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was reduced by $214 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 11.

•	Income (loss) from continuing operations before income taxes was increased by $445 million for Corporate due to a gain recognized resulting from the merger of CCW and CCEJ. Refer to Note 11.

•
Income (loss) from continuing operations before income taxes was increased by $9 million for Corporate due to a gain recognized upon refranchising a substantial portion of our China bottling operations. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was increased by $25 million for Corporate due to Coca‑Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment.

•	Income (loss) from continuing operations before income taxes was reduced by $26 million for Corporate due to charges related to our former German bottling operations.

•	Income (loss) from continuing operations before income taxes was reduced by $38 million for Corporate due to the early extinguishment of long-term debt.

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
Six months ended June 29, 2018
Net operating revenues:
Third party	$3,738	$1,991	$5,671	$2,511	$2,286	$83	$—	$16,280
Intersegment	273	38	126	224	—	—	(388)	273	[1]
Total net operating revenues	4,011	2,029	5,797	2,735	2,286	83	(388)	16,553
Operating income (loss)	2,009	1,165	1,215	1,270	(517)	(604)	—	4,538
Income (loss) from continuing operations before income taxes	2,044	1,107	1,230	1,286	(297)	(654)	—	4,716
Six months ended June 30, 2017
Net operating revenues:[2]
Third party	$3,669	$1,848	$3,979	$2,462	$6,788	$74	$—	$18,820
Intersegment	—	28	1,341	253	46	—	(1,668)	—
Total net operating revenues	3,669	1,876	5,320	2,715	6,834	74	(1,668)	18,820
Operating income (loss)[2,3]	1,936	1,064	1,329	1,250	(740)	(839)	—	4,000
Income (loss) from continuing operations before income taxes[2]	1,996	1,066	1,136	1,265	(1,065)	(267)	—	4,131
1 Intersegment revenues do not eliminate on a consolidated basis in the table above due to intercompany sales to our discontinued operations.
2 Amounts have been adjusted to reflect the reclassification of certain revenue streams from the Bottling Investments operating segment to the North America operating segment effective January 1, 2018.
3 Amounts have been adjusted to reflect the adoption of ASU 2017-07. Refer to Note 1.
During the six months ended June 29, 2018, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $2 million for Europe, Middle East and Africa, $3 million for Latin America, $99 million for North America, $1 million for Asia Pacific, $22 million for Bottling Investments and $79 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 12.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $450 million for Bottling Investments due to asset impairment charges. Refer to Note 11 and Note 15.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $79 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 11.

•	Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $27 million for Corporate due to tax litigation expense. Refer to Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $104 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $99 million for Bottling Investments and increased by $15 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $52 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees. Refer to Note 11 and Note 15.

•
Income (loss) from continuing operations before income taxes was reduced by $49 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4 and Note 11.

•	Income (loss) from continuing operations before income taxes was reduced by $47 million for Bottling Investments and $39 million for Corporate due to pension settlements. Refer to Note 11 and Note 13.

•
Income (loss) from continuing operations before income taxes was reduced by $33 million for Bottling Investments primarily due to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations. Refer to Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $21 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	Income (loss) from continuing operations before income taxes was increased by $36 million for Corporate related to the refranchising of our Latin American bottling operations. Refer to Note 2.
During the six months ended June 30, 2017, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $1 million for Latin America, $84 million for North America, $3 million for Asia Pacific, $24 million for Bottling Investments and$118 million for Corporate due to the Company's productivity and reinvestment program. Operating income (loss) and income (loss) from continuing operations before income taxes were increased by $4 million for Europe, Middle East and Africa due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 12.

•
Operating income (loss) was reduced by $86 million and income (loss) from continuing operations before income taxes was reduced by $101 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2.

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

•
Income (loss) from continuing operations before income taxes was reduced by $215 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was reduced by $711 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 11.

•	Income (loss) from continuing operations before income taxes was increased by $445 million for Corporate due to a gain recognized resulting from the merger of CCW and CCEJ. Refer to Note 11.

•
Income (loss) from continuing operations before income taxes was increased by $9 million for Corporate due to a gain recognized upon refranchising a substantial portion of our China bottling operations. Refer to Note 2.

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

NOTE 17: SUBSEQUENT EVENT
In July 2018, our Canadian bottling operations met the criteria to be classified as held for sale. Therefore, we were required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the estimated selling price. We expect to refranchise our Canadian bottling operations in the third quarter of 2018.

The following table presents information related to the major classes of assets and liabilities related to these bottling operations, which were included in the Bottling Investments operating segment (in millions):

Cash, cash equivalents and short-term investments	$1
Trade accounts receivable, less allowances	191
Inventories	132
Prepaid expenses and other assets	34
Other investments	3
Other assets	240
Property, plant and equipment — net	188
Assets held for sale	$789
Accounts payable and accrued expenses	$239
Other liabilities	2
Liabilities held for sale	$241
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
During the three and six months ended June 29, 2018, the Company recorded an other-than-temporary impairment charge of $52 million related to one of our equity method investees, primarily driven by revised projections of future operating results.
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

June 29, 2018	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$5,852	$3,483	$2,369
Coca-Cola European Partners plc [1]	3,574	3,606	(32)
Coca-Cola FEMSA, S.A.B. de C.V.	3,326	1,842	1,484
Coca-Cola HBC AG	2,855	1,230	1,625
Coca-Cola Amatil Limited	1,544	670	874
Coca-Cola Bottlers Japan Holdings Inc.	1,369	1,193	176
Embotelladora Andina S.A.	537	300	237
Coca-Cola İçecek A.Ş.	376	191	185
Coca-Cola Bottling Co. Consolidated	335	136	199
Corporación Lindley S.A.	256	133	123
Total	$20,024	$12,784	$7,240

[1]
The carrying value of our investment in Coca-Cola European Partners plc ("CCEP") exceeded its fair value as of June 29, 2018. Based on the length of time and the extent to which the market value has been less than our carrying value; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was not other than temporary in nature. Therefore, we did not record an impairment charge. Subsequent to June 29, 2018, the fair value of our investment in CCEP exceeded the carrying value.

As of June 29, 2018, gross unrealized gains and losses on available-for-sale debt securities were $78 million and $63 million, respectively. Management assessed each of the available-for-sale debt securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. As a result of these assessments, management determined that the decline in fair value of these investments was temporary and did not record any impairment charges. We will continue to monitor these investments in future periods. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
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
During the three and six months ended June 30, 2017, the Company recorded an impairment charge of $19 million related to Coca-Cola Refreshments' ("CCR") other noncurrent assets as a result of refranchising activities in North America and management's estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. This charge was recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statements of income and was determined by comparing the fair value of the asset to its carrying value.
Property, Plant and Equipment
As of June 29, 2018, the carrying value of our property, plant and equipment, net of depreciation, was $7,688 million, or  9 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment review is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe a hypothetical marketplace participant would use.
During the three and six months ended June 29, 2018, the Company recorded impairment charges of $60 million and $312 million, respectively, related to CCR's property, plant and equipment as a result of management's estimate of the proceeds that are expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statements of income and were determined by comparing the fair value of the assets to their carrying value. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
During the three and six months ended June 30, 2017, the Company recorded impairment charges of $310 million related to CCR's property, plant and equipment as a result of refranchising activities in North America and management's estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statements of income and were determined by comparing the fair value of the assets to their carrying value. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
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
During the six months ended June 29, 2018, the Company recorded impairment charges of $138 million related to certain intangible assets. These charges included $100 million related to bottlers' franchise rights with indefinite lives and $38 million related to definite-lived intangible assets. These impairment charges were incurred as a result of management's revised estimate of the proceeds that are expected to be received for the remaining North America bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income.
During the three and six months ended June 30, 2017, the Company recorded impairment charges of $338 million and $442 million, respectively, related to certain intangible assets. During the three months ended June 30, 2017, these charges included $291 million related to goodwill and $33 million related to bottlers' franchise rights with indefinite lives. During the six months ended June 30, 2017, these charges included $375 million related to goodwill and $33 million related to bottlers' franchise rights with indefinite lives. The impairment charges related to goodwill were determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value. As a result of these charges, the carrying value of CCR's goodwill is zero. The impairment charge related to bottlers' franchise rights with indefinite lives was determined by comparing the fair value of the assets, based on Level 3 inputs, to the current carrying value. These impairment charges were incurred primarily as a result of refranchising activities in North America and management's estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statements of income.

Additionally, we recorded impairment charges related to Venezuelan intangible assets for the three and six months ended June 30, 2017, of $14 million and $34 million, respectively. The Venezuelan intangible assets were written down due to weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability. These charges were recorded in Corporate in the line item other operating charges in our condensed consolidated statements of income and were determined by comparing the fair values of the assets, derived using discounted cash flow analyses, to the respective carrying values.
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). Refer to Note 3 of Notes to Condensed Consolidated Financial Statements. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell concentrates or finished products to our bottling partners, wholesalers, distributors or retailers. Control of the concentrates or finished products is transferred upon shipment to, or receipt at, our customers' locations, as determined by the specific terms of the contract. Once control is transferred to the customer, we have completed our performance obligation, and revenue is recognized. Our sales terms generally do not allow for a right of return except for matters related to any manufacturing defects on our part. After completion of our performance obligation, we have an unconditional right to consideration as outlined in the contract. Our receivables will generally be collected in less than six months, in accordance with the underlying payment terms. All of our performance obligations under the terms of contracts with our customers have an original duration of one year or less.
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume‑based incentive programs, support for infrastructure programs and other similar programs. In some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with our bottling partners to develop and implement an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products produced from the concentrate are sold and package mix. The amounts associated with the arrangements described above are defined as variable consideration under ASC 606 and are included in the transaction price as a component of net operating revenues in our condensed consolidated statements of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our condensed consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates.
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
The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to vigorously defend its position. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. On October 4, 2017, the IRS filed an amended answer to the Company's petition in which it increased its transfer pricing adjustment by $385 million resulting in an additional tax adjustment of $135 million.
On June 20, 2017, the Company filed a motion for summary judgment on the portion of the IRS' adjustments related to our licensee in Mexico. On December 14, 2017, the U.S. Tax Court issued a decision on the summary judgment motion in favor of the Company. This decision effectively reduced the IRS' potential tax adjustment by approximately $138 million.
The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018, and the Company and the IRS are required to file and exchange final post-trial briefs by February 2019. It is not known how much time will elapse before the U.S. Tax Court issues its decision. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the U.S. Tax Court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice could be sustained. In that event, or if the IRS proposes similar adjustments for years subsequent to the 2007-2009 litigation period, the Company will be subject to significant additional liabilities which could have a material adverse impact on the Company's financial position, results of operations and cash flows.
The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and other examinations for all open years to determine the adequacy of its tax reserves.
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. As of June 29, 2018, the Company's valuation allowances on deferred tax assets were $448 million and were primarily related to uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards generated in various jurisdictions. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our condensed consolidated balance sheet.
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
The Tax Cuts and Jobs Act ("Tax Reform Act") was signed into law on December 22, 2017. Among other things, the Tax Reform Act reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, transitions the U.S. method of taxation from a worldwide tax system to a modified territorial system and requires companies to pay a one-time transition tax over a period of eight years on the mandatory deemed repatriation of prescribed foreign earnings as of December 31, 2017. We are applying the guidance in the U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 118 ("SAB 118") when accounting for the enactment date effects of the Tax Reform Act. As of June 29, 2018, we have not completed our accounting for the tax effects of the Tax Reform Act; however, in certain cases, we have made a reasonable estimate of the effects of the Tax Reform Act. In other cases, we have not been able to make a reasonable estimate and continue to account for those items under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment of the Tax Reform Act. In all cases, we will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the Tax Reform Act. These changes could be material to income tax expense.
The one-time transition tax is based on our total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be approximately $42 billion, the majority of which was previously considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes had been provided. We have not made any adjustments as of June 29, 2018 to either our reasonable estimate of $4.6 billion originally recorded as a provisional tax amount for our one-time transition tax liability or the reasonable estimate of $0.6 billion provisional deferred tax for the related withholding taxes and state income taxes. Because of the complexities of the Tax Reform Act, we are still finalizing our calculation of the total accumulated post-1986 prescribed E&P for the applicable foreign entities. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. Therefore, the transition tax amount may change when we finalize the calculation of post-1986 prescribed foreign E&P and finalize the amounts held in cash and/or other specified assets. No additional income taxes have been provided for any additional outside basis differences inherent in these entities, as these amounts, as of June 29, 2018, continue to be provisionally indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable.
We also remeasured and adjusted certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0 percent. However, as of June 29, 2018, we are still analyzing certain aspects of the Tax Reform Act and refining our calculations, which could affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement and adjustments of our deferred tax balance was a tax benefit of $1.6 billion. Upon further analyses of certain aspects of the Tax Reform Act and refinement of our calculations during the three months ended June 29, 2018, we reduced our provisional amount by $42 million, which resulted in a net increase in our provisional amount of $134 million during the six months ended June 29, 2018. These adjustments are included as a component of income taxes from continuing operations. We do not consider the accounting for the enactment-date remeasurement of deferred tax assets and liabilities to be complete.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets.
As of June 29, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items. The Company has not yet elected an accounting policy related to how it will account for GILTI and therefore has not provided any deferred tax impacts of GILTI in its condensed consolidated financial statements for the three and six months ended June 29, 2018.
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
We generally refer to acquisitions and divestitures of bottling and distribution operations as structural changes, which are a component of acquisitions and divestitures ("structural changes"). Typically, structural changes do not impact the Company's unit case volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's acquisitions and divestitures.
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
In 2018, the Company refranchised our Latin American bottling operations. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Latin America operating segments.
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
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases, source waters and powders/minerals (in all instances expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases, source waters or powders/minerals may give rise to differences between unit case volume and concentrate sales volume growth rates.

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2018 versus 2017
	Three Months Ended June 29, 2018			Six Months Ended June 29, 2018
	Unit Cases[1,2,3]	Concentrate Sales[4]		Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	2%	2%		3%	3%
Europe, Middle East & Africa	1%	3%		3%	6%	[8]
Latin America	—	—	[5]	—	—
North America	1	(1)	[6]	2	(1)	[9]
Asia Pacific	5	4	[7]	5	4	[10]
Bottling Investments	(11)	N/A		(23)	N/A
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

[5]	After considering the impact of structural changes, concentrate sales volume for Latin America for the three months ended June 29, 2018 declined 1 percent.
6 After considering the impact of structural changes, concentrate sales volume for North America for the three months ended June 29, 2018 grew 2 percent.

[7]	After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the three months ended June 29, 2018 grew 6 percent.

[8]	After considering the impact of structural changes, concentrate sales volume for Europe, Middle East and Africa for the six months ended June 29, 2018 grew 5 percent.

[9]	After considering the impact of structural changes, concentrate sales volume for North America for the six months ended June 29, 2018 grew 2 percent.
10 After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the six months ended June 29, 2018 grew 5 percent.
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
Three Months Ended June 29, 2018 versus Three Months Ended June 30, 2017
Unit case volume in Europe, Middle East and Africa grew 1 percent, which included growth of 1 percent in sparkling soft drinks and 5 percent in water, enhanced water and sports drinks. Growth in these category clusters was partially offset by a 10 percent decline in tea and coffee. The group reported increases in unit case volume in the Central & Eastern Europe, Middle East & North Africa, Turkey, Caucasus & Central Asia, and West Africa business units. The increases in these business units were partially offset by decreases in the Western Europe and South & East Africa business units.
In Latin America, unit case volume was even, which included growth of 1 percent in juice, dairy and plant-based beverages, even performance in sparkling soft drinks, a decline of 1 percent in water, enhanced water and sports drinks, and a decline of 3 percent in tea and coffee. The group's volume reflected growth of 1 percent in the Mexico business unit, offset by a 1 percent decline in the Brazil business unit and a 2 percent decline in the South Latin business unit.

Unit case volume in North America grew 1 percent, reflecting 5 percent growth in water, enhanced water and sports drinks and 1 percent growth in sparkling soft drinks. Volume within the water, enhanced water and sports drinks category included growth of 5 percent in packaged water and 7 percent in sports drinks. The group's sparkling soft drinks volume included growth of 12 percent for Coca-Cola Zero Sugar and 3 percent for both Trademark Sprite and Trademark Fanta. Growth in these category clusters was partially offset by a 6 percent decline in juice, dairy and plant-based beverages.
In Asia Pacific, unit case volume grew 5 percent, reflecting 6 percent growth in sparkling soft drinks, 8 percent growth in water, enhanced water and sports drinks and 7 percent growth in tea and coffee. Growth in sparkling soft drinks volume included 9 percent growth in Trademark Sprite and 5 percent growth in Trademark Coca-Cola. The group's volume reflects growth of 10 percent in the India & South West Asia business unit, 9 percent in the Greater China & Korea business unit, and 1 percent for both the Japan and ASEAN business units. The growth in these business units was partially offset by a 3 percent decline in the South Pacific business unit.
Unit case volume for Bottling Investments declined 11 percent. This decrease primarily reflects refranchising activities. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Six Months Ended June 29, 2018 versus Six Months Ended June 30, 2017
Unit case volume in Europe, Middle East and Africa grew 3 percent, which included growth of 2 percent in sparkling soft drinks, 4 percent in water, enhanced water and sports drinks, and 3 percent in juice, dairy and plant-based beverages. Growth in sparkling soft drinks was primarily driven by 2 percent growth in Trademark Coca-Cola and 5 percent growth in Trademark Fanta. The group reported increases in unit case volume in the Central & Eastern Europe, Turkey, Caucasus & Central Asia, Middle East & North Africa and South & East Africa business units. The increases in these business units were partially offset by a decrease in the Western Europe business unit.
In Latin America, unit case volume was even, which included 1 percent growth in sparkling beverages and 5 percent growth in juice, dairy and plant-based beverages, offset by a 4 percent decline in tea and coffee and a 1 percent decline in water, enhanced water and sports drinks. The group's volume reflected growth of 3 percent in the Latin Center business unit, 1 percent in the Mexico business unit and even performance in the Brazil business unit. Growth in these business units was partially offset by a 2 percent decline in the South Latin business unit. The growth in Latin Center's volume was primarily driven by 4 percent growth in sparkling soft drinks.
Unit case volume in North America grew 2 percent. Sparkling soft drinks grew 2 percent, which included growth of 1 percent in Trademark Coca‑Cola, 4 percent in Trademark Sprite and 6 percent in Trademark Fanta. Unit case volume in water, enhanced water and sports drinks grew 3 percent, primarily driven by 4 percent growth in packaged water and 3 percent growth in sports drinks. Growth in these category clusters was partially offset by a 4 percent decline in juice, dairy and plant-based beverages.
In Asia Pacific, unit case volume grew 5 percent, reflecting 7 percent growth in sparkling soft drinks, 5 percent growth in water, enhanced water and sports drinks, and 6 percent growth in tea and coffee. Growth in sparkling soft drinks volume included 7 percent growth in Trademark Coca-Cola and 9 percent growth in Trademark Sprite. The group's volume reflects growth of 8 percent in the Greater China & Korea business unit, 11 percent in the India & South West Asia business unit, 2 percent in the Japan business unit and 1 percent in the South Pacific business unit. The growth in these business units was partially offset by a 1 percent decline in the ASEAN business unit.
Unit case volume for Bottling Investments declined 23 percent. This decrease primarily reflects refranchising activities. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Concentrate Sales Volume
During the three months ended June 29, 2018, worldwide unit case volume and concentrate sales volume both grew 2 percent compared to the three months ended June 30, 2017. During the six months ended June 29, 2018, worldwide unit case volume and concentrate sales volume both grew 3 percent compared to the six months ended June 30, 2017. Concentrate sales volume growth is calculated based on the amount of concentrate sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2018 had one less day when compared to the first quarter of 2017, which contributed to the differences between unit case volume and concentrate sales volume growth rates in the individual operating segments during the six months ended June 29, 2018. In addition, the differences between unit case volume and concentrate sales volume growth rates in the individual operating segments during the three and six months ended June 29, 2018 were due to the timing of concentrate shipments, structural changes and the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases, source waters and powders/minerals.
Net Operating Revenues
Three Months Ended June 29, 2018 versus Three Months Ended June 30, 2017
The Company's net operating revenues decreased $775 million, or 8 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2018 versus 2017
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Accounting Changes	Total
Consolidated	2%	(15)%	2%	1%	2%	(8)%
Europe, Middle East & Africa	3%	1%	4%	2%	(3)%	7%
Latin America	(1)	2	12	(6)	1	8
North America	2	(1)	(3)	—	10	7
Asia Pacific	6	—	—	2	(7)	1
Bottling Investments	10	(72)	1	—	3	(59)
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

Price, product and geographic mix had a 2 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorable price, product and package mix in all business units, partially offset by geographic mix;

•	Latin America — favorable price mix and the impact of inflationary environments in certain markets;

•	North America — unfavorable price mix was primarily related to incremental freight costs and unfavorable product mix;

•	Asia Pacific — favorable price, product and package mix, offset by geographic mix; and

•	Bottling Investments — favorably impacted by geographic mix, partially offset by unfavorable price, product and package mix.
Fluctuations in foreign currency exchange rates increased our consolidated net operating revenues by 1 percent. This favorable impact was primarily due to a weaker U.S. dollar compared to certain foreign currencies, including the euro, U.K. pound sterling, Japanese yen, Australian dollar and South African rand, which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments. The favorable impact of a weaker U.S dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Mexican peso, Brazilian real and Argentine peso, which had an unfavorable impact on our Latin America operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Six Months Ended June 29, 2018 versus Six Months Ended June 30, 2017
The Company's net operating revenues decreased $2,267 million, or 12 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2018 versus 2017
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Accounting Changes	Total
Consolidated	3%	(21)%	2%	1%	2%	(12)%
Europe, Middle East & Africa	5%	1%	2%	4%	(3)%	9%
Latin America	—	1	9	(3)	1	8
North America	2	(1)	(2)	—	11	9
Asia Pacific	5	(1)	(1)	3	(6)	1
Bottling Investments	11	(82)	1	1	3	(67)
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
Price, product and geographic mix had a 2 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorably impacted as a result of pricing initiatives, product and package mix, partially offset by geographic mix;

•	Latin America — favorable price mix and the impact of inflationary environments in certain markets;

•	North America — unfavorable price mix was primarily related to incremental freight costs and unfavorable product mix;

•	Asia Pacific — unfavorable geographic mix, partially offset by favorable price, product and package mix; and

•	Bottling Investments — favorably impacted by geographic mix.
Fluctuations in foreign currency exchange rates increased our consolidated net operating revenues by 1 percent. This favorable impact was primarily due to a weaker U.S. dollar compared to certain foreign currencies, including the euro, U.K. pound sterling, Japanese yen, Australian dollar and South African rand, which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments. The favorable impact of a weaker U.S dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Mexican peso, Brazilian real and Argentine peso, which had an unfavorable impact on our Latin America operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
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
Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three and six months ended June 29, 2018, the Company recorded a net loss of $6 million and a net gain of$6 million, respectively, in the line item cost of goods sold in our condensed consolidated statements of income related to the changes in the fair value of these derivative instruments. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin increased to 63.6 percent for the three months ended June 29, 2018, compared to 62.3 percent for the three months ended June 30, 2017. Our gross profit margin increased to 63.8 percent for the six months ended June 29, 2018, compared to 61.9 percent for the six months ended June 30, 2017. These increases were primarily due to the impact of acquisitions and divestitures, partially offset by the impact of accounting changes. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to acquisitions and divestitures. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for additional information related to our adoption of the new revenue recognition accounting standard.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Stock-based compensation expense	$49	$59	$121	$114
Advertising expenses	1,131	985	2,090	1,883
Selling and distribution expenses[1]	528	841	982	1,926
Other operating expenses	1,015	1,295	2,071	2,609
Selling, general and administrative expenses	$2,723	$3,180	$5,264	$6,532
1 Includes operating expenses as well as general and administrative expenses primarily related to our Bottling Investments operating segment.
During the three and six months ended June 29, 2018, selling, general and administrative expenses decreased $457 million, or 14 percent, and $1,268 million, or 19 percent, respectively, versus the prior year comparable periods. During the three and six months ended June 29, 2018, foreign currency exchange rate fluctuations increased total selling, general and administrative expenses by 1 percent and 2 percent, respectively.
The decrease in selling and distribution expenses during the three and six months ended June 29, 2018 reflects the impact of refranchising activities throughout 2017. Additionally, during the six months ended June 29, 2018, selling and distribution expenses decreased due to the impact of having one less day during the first quarter of 2018 when compared to the first quarter of 2017.
During the three and six months ended June 29, 2018, foreign currency exchange rate fluctuations increased advertising expenses by 3 percent. The decrease in other operating expenses during the three and six months ended June 29, 2018 reflects savings from our productivity and reinvestment initiatives.
As of June 29, 2018, we had $355 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 2.8 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Europe, Middle East & Africa	$—	$(6)	$2	$(4)
Latin America	1	1	3	1
North America	47	49	99	84
Asia Pacific	1	2	1	3
Bottling Investments	106	711	547	848
Corporate	70	69	109	184
Total	$225	$826	$761	$1,116
During the three months ended June 29, 2018, the Company recorded other operating charges of $225 million. These charges primarily consisted of $111 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $60 million of CCR asset impairments and $34 million related to costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Other operating charges also included $22 million related to tax litigation expense. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the six months ended June 29, 2018, the Company recorded other operating charges of $761 million. These charges primarily consisted of $450 million of CCR asset impairments and $206 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $79 million related to costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Other operating charges also included $27 million related to tax litigation expense. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the three months ended June 30, 2017, the Company recorded other operating charges of $826 million. These charges primarily consisted of $653 million of CCR asset impairments and $87 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $47 million related to costs incurred to refranchise certain of our bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Other operating charges also included $14 million related to the impairment of a Venezuelan intangible asset and $19 million related to tax litigation expense. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information about the Venezuelan intangible asset and Note 15 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the six months ended ended June 30, 2017, the Company recorded other operating charges of $1,116 million. These charges primarily consisted of $737 million of CCR asset impairments and $226 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $86 million related to costs incurred to refranchise certain of our bottling operations, $34 million related to impairments of Venezuelan intangible assets and $25 million related to tax litigation expense. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information about the Venezuelan intangible assets and Note 15 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
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
In April 2017, the Company announced that we were expanding the current productivity and reinvestment program, with planned initiatives that are expected to generate an incremental $800 million in annualized savings by 2019. We expect to achieve these savings through additional efficiencies in both our supply chain and our marketing expenditures as well as the transition to a new, more agile operating model to enable growth. Under this operating model, our business units will be supported by an expanded enabling services organization and a corporate center focused on a few strategic initiatives, policy and governance. The expanded enabling services organization will focus on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence. The Company has incurred total pretax expenses of $3,303 million related to this program since it began in 2012. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information.

Operating Income and Operating Margin
Information about our operating income contribution by operating segment on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Europe, Middle East & Africa	40.2%	52.8%	44.3%	48.4%
Latin America	21.8	27.4	25.7	26.6
North America	25.1	37.1	26.7	33.2
Asia Pacific	25.8	34.8	28.0	31.3
Bottling Investments	(2.1)	(32.0)	(11.4)	(18.5)
Corporate	(10.8)	(20.1)	(13.3)	(21.0)
Total	100.0%	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Consolidated	30.5%	21.0%	27.4%	21.3%
Europe, Middle East & Africa	50.5%	52.8%	50.1%	52.8%
Latin America	58.7	59.7	58.5	57.5
North America	22.5	32.5	21.5	33.4
Asia Pacific	50.3	51.2	50.6	50.8
Bottling Investments	(4.5)	(21.9)	(22.5)	(10.9)
Corporate	*	*	*	*
* Calculation is not meaningful.

Three Months Ended June 29, 2018 versus Three Months Ended June 30, 2017
Operating income for the three months ended June 29, 2018, was favorably impacted by a decrease in other operating charges, partially offset by the unfavorable impact of refranchising activities, which unfavorably impacted our Bottling Investments operating segment, as well as the unfavorable impact of accounting changes.
During the three months ended June 29, 2018, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 1 percent due to a stronger U.S. dollar compared to certain foreign currencies. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $1,095 million and $1,076 million for the three months ended June 29, 2018 and June 30, 2017, respectively. Operating income for the segment reflects concentrate sales volume growth of 3 percent, offset by an unfavorable impact of 1 percent from foreign currency exchange rate fluctuations, an unfavorable impact of 1 percent from accounting changes and increased marketing investments related to key product launches.
Latin America reported operating income of $593 million and $559 million for the three months ended June 29, 2018 and June 30, 2017, respectively. Operating income for the segment reflects favorable price and product mix and the impact of refranchising, partially offset by an unfavorable foreign currency exchange rate impact of 8 percent.
Operating income for North America for the three months ended June 29, 2018 and June 30, 2017 was $684 million and $755 million, respectively. The decrease in operating income was primarily driven by higher freight costs and the impact of structural changes.
Asia Pacific's operating income for the three months ended June 29, 2018 and June 30, 2017 was $705 million and $709 million, respectively. Operating income for the segment reflects the unfavorable impacts of accounting changes and geographic mix, partially offset by a favorable foreign currency exchange rate impact of 1 percent and favorable price, product and package mix.

Operating loss for our Bottling Investments segment for the three months ended June 29, 2018 and June 30, 2017 was $56 million and $651 million, respectively. Operating loss in 2018 was favorably impacted by lower other operating charges and favorable geographic mix.
Corporate's operating loss for the three months ended June 29, 2018 and June 30, 2017 was $294 million and $411 million, respectively. Operating loss in 2018 was favorably impacted by the mark-to-market adjustment related to our economic hedging activities and lower selling, general and administrative expenses as a result of productivity initiatives.
Six Months Ended June 29, 2018 versus Six Months Ended June 30, 2017
Operating income for the six months ended June 29, 2018, was favorably impacted by a decrease in other operating charges, partially offset by the unfavorable impact of refranchising activities, which unfavorably impacted our Bottling Investments operating segment, as well as the unfavorable impact of accounting changes. In addition, the first six months of 2018 had one less selling day compared to the first six months of 2017.
During the six months ended June 29, 2018, the impact of foreign currency exchange rate fluctuations on operating income was even. A weaker U.S. dollar compared to certain foreign currencies, including the euro, U.K. pound sterling, Japanese yen, Australian dollar and South African rand, had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Mexican peso, Brazilian real and Argentine peso, which had an unfavorable impact on our Latin America operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $2,009 million and $1,936 million for the six months ended June 29, 2018 and June 30, 2017, respectively. Operating income for the segment reflects concentrate sales volume growth of 5 percent and a favorable foreign currency exchange rate impact of 1 percent, partially offset by unfavorable geographic mix and increased marketing investments primarily related to key product launches.
Latin America reported operating income of $1,165 million and $1,064 million for the six months ended June 29, 2018 and June 30, 2017, respectively. Operating income for the segment reflects favorable price and product mix and the impact of refranchising, partially offset by an unfavorable foreign currency exchange rate impact of 4 percent.
Operating income for North America for the six months ended June 29, 2018 and June 30, 2017 was $1,215 million and $1,329 million, respectively. The decrease in operating income was driven by higher freight costs and other operating charges.
Asia Pacific's operating income for the six months ended June 29, 2018 and June 30, 2017 was $1,270 million and $1,250 million, respectively. Operating income for the segment reflects concentrate sales volume growth of 5 percent, favorable price and product mix and a favorable foreign currency exchange impact of 1 percent, offset by unfavorable geographic mix and the impact of accounting changes.
Operating loss for our Bottling Investments segment for the six months ended June 29, 2018 and June 30, 2017 was $517 million and $740 million, respectively. Operating loss in 2018 was favorably impacted by lower other operating charges and favorable geographic mix, partially offset by the unfavorable impact of divestitures.
Corporate's operating loss for the six months ended June 29, 2018 and June 30, 2017 was $604 million and $839 million, respectively. Operating loss in 2018 was favorably impacted by lower other operating charges, mark-to-market adjustments related to our economic hedging activities and lower selling, general and administrative expenses as a result of productivity initiatives.
Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended June 29, 2018, interest income was $170 million, compared to $165 million during the three months ended June 30, 2017, an increase of $5 million, or 3 percent. During the six months ended June 29, 2018, interest income was $335 million, compared to $320 million during the six months ended June 30, 2017, an increase of $15 million, or 5 percent. These increases were primarily due to higher interest rates earned on investments, partially offset by lower investment balances.

Interest Expense
During the three months ended June 29, 2018, interest expense was $241 million, compared to $231 million during the three months ended June 30, 2017, an increase of $10 million, or 4 percent. During the six months ended June 29, 2018, interest expense was $471 million, compared to $423 million during the six months ended June 30, 2017, an increase of $48 million, or 11 percent. These increases were primarily due to the impact of short-term U.S. interest rates and longer debt maturities, both of which resulted in higher interest rates on the Company’s debt portfolio. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended June 29, 2018 versus Three Months Ended June 30, 2017
During the three months ended June 29, 2018, equity income was $324 million, compared to equity income of $409 million during the three months ended June 30, 2017, a decrease of $85 million, or 21 percent. This decrease reflects among other things, the dissolution of our joint venture with Nestlé S.A. ("Nestlé") named Beverage Partners Worldwide ("BPW"), partially offset by the favorable impact of foreign currency exchange rate fluctuations. In addition, the Company recorded a net charge of $33 million and a net gain of $37 million in the line item equity income (loss) — net during the three months ended June 29, 2018 and June 30, 2017, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Six Months Ended June 29, 2018 versus Six Months Ended June 30, 2017
During the six months ended June 29, 2018, equity income was $466 million, compared to equity income of $525 million during the six months ended June 30, 2017, a decrease of $59 million, or 11 percent. This decrease reflects among other things, the dissolution of BPW, partially offset by the impact of the acquisition of an equity interest in AC Bebidas, S. de R.L. de C.V. ("AC Bebidas"), a subsidiary of Arca Continental, S.A.B. de C.V. ("Arca"), in April 2017 and the favorable impact of foreign currency exchange rate fluctuations. In addition, the Company recorded net charges of $84 million and $21 million in the line item equity income (loss) — net during the six months ended June 29, 2018 and June 30, 2017, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
Three Months Ended June 29, 2018 versus Three Months Ended June 30, 2017
Other income (loss) — net includes, among other things, the impact of foreign currency exchange gains and losses; dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; gains and losses related to business combinations and disposals; non-service components of net periodic benefit cost for pension and postretirement benefit plans; other benefit plan charges and credits; realized and unrealized gains and losses on equity securities and trading debt securities; and realized gains and losses on available-for-sale debt securities. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our condensed consolidated balance sheets. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
During the three months ended June 29, 2018, other income (loss) — net was a loss of $97 million. The Company recorded charges of $86 million related to pension settlements and net charges of $102 million due to the refranchising of certain bottling territories in North America. The Company also recorded an other-than-temporary impairment charge of $52 million related to one of our equity method investees. These charges were partially offset by a net gain of $36 million related to the refranchising of our Latin American bottling operations and a net gain of $36 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 1 and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on refranchising activities. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
During the three months ended June 30, 2017, other income (loss) — net was income of $244 million. The Company recognized a gain of $445 million related to the integration of Coca-Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") to establish Coca-Cola Bottlers Japan Inc. now known as Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"). In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate  17 percent equity interest in CCBJHI with a fair market value of $1,112 million as of April 1, 2017. The Company accounts for its 17 percent interest in CCBJHI as an equity method investment based on our equity ownership percentage, our representation on CCBJHI's Board of Directors, material intercompany transactions and other governance rights. The Company also recognized a $25 million gain as a result of Coca‑Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment and a gain of $9 million related to refranchising a substantial portion of our China bottling operations. These gains were partially offset by a net charge of $214 million due to the refranchising of certain bottling territories in North America and charges of $109 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of comprehensive beverage agreements ("CBA's") with additional requirements. The Company also incurred a charge of $26 million related to our former German bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the refranchising of our China bottling operations, North America refranchising and the conversion payments. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.

Six Months Ended June 29, 2018 versus Six Months Ended June 30, 2017
During the six months ended June 29, 2018, other income (loss) — net was a loss of $152 million. The Company recorded charges of $86 million related to pension settlements and net charges of $104 million due to the refranchising of certain bottling territories in North America. The Company also recorded an other-than-temporary impairment charge of $52 million related to one of our international equity method investees and a net loss of $49 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Additionally, the Company recognized a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations and charges of $21 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a net gain of $36 million related to the refranchising of our Latin American bottling operations. Refer to Note 1 and Note 4 for additional information on equity and debt securities. Refer to Note 2 for additional information on refranchising activities and North America conversion payments. Refer to Note 16 for the impact these items had on our operating segments.
During the six months ended June 30, 2017, other income (loss) — net was a loss of $291 million. The Company recognized net charges of $711 million due to the refranchising of certain bottling territories in North America and charges of $215 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also incurred a charge of $26 million related to our former German bottling operations and net charges of $15 million resulting from special termination benefits and curtailment credits related to refranchising certain of our North America bottling operations. These charges were partially offset by a gain of $445 million related to the integration of CCW and CCEJ to establish CCBJHI. In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJHI. The Company also recognized a $25 million gain as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment and a gain of $9 million related to refranchising a substantial portion of our China bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising, the conversion payments and the refranchising of our China bottling operations. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on the special termination benefit charges. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
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
The Company recorded income tax expense on income from continuing operations of $594 million (20.6 percent effective tax rate) and $1,252 million (47.7 percent effective tax rate) during the three months ended June 29, 2018 and June 30, 2017, respectively. The Company recorded income tax expense on income from continuing operations of $1,100 million (23.3 percent effective tax rate) and $1,575 million (38.1 percent effective tax rate) during the six months ended June 29, 2018 and June 30, 2017, respectively. During the three and six months ended June 29, 2018, the Company recorded income tax expense on income from discontinued operations of $16 million (27.7 percent effective tax rate) and $56 million (32.7 percent effective tax rate), respectively.

The following table illustrates the income tax expense (benefit) associated with significant operating and nonoperating items for the interim periods presented (in millions):

	Three Months Ended				Six Months Ended
	June 29, 2018		June 30, 2017		June 29, 2018		June 30, 2017
Asset impairments	$(16)	[1]	$(164)	[9]	$(116)	[1]	$(164)	[9]
Productivity and reinvestment program	(34)	[2]	(31)	[10]	(57)	[2]	(83)	[10]
Transaction gains and losses	(16)	[3]	707	[11]	(33)	[4]	533	[12]
Certain tax matters	(37)	[5]	(40)	[13]	89	[6]	(70)	[13]
Other — net	3	[7]	(12)	[14]	(15)	[8]	(29)	[15]

[1]
Related to charges of $112 million and $502 million during the three and six months ended June 29, 2018, respectively, due to impairments of certain of the Company's assets. Refer to Note 11 and Note 15 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $111 million and $206 million during the three and six months ended June 29, 2018, respectively, due to the Company's productivity and reinvestment program. Also related to pension settlement charges of $39 million during the three and six months ended June 29, 2018. Refer to Note 11, Note 12 and Note 13 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to charges of $152 million, which included pretax charges of $47 million related to pension settlements, charges of $34 million related to costs incurred to refranchise certain of our bottling operations, charges of $2 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements and net charges of $102 million as a result of the refranchising of certain bottling territories in North America, partially offset by a net gain of $36 million related to the refranchising of our Latin American bottling operations. Refer to Note 2, Note 11 and Note 13 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to charges of $251 million, which included pretax charges of $79 million related to costs incurred to refranchise certain of our bottling operations, charges of $47 million related to pension settlements, charges of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations, charges of $21 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements and net charges of $104 million as a result of the refranchising of certain bottling territories in North America, partially offset by a net gain of $36 million related to the refranchising of our Latin American bottling operations. Refer to Note 2, Note 11 and Note 13 of Notes to Condensed Consolidated Financial Statements.

[5]
Related to $42 million of income tax benefit primarily as a result of adjustments to our provisional remeasurement of deferred taxes recorded as of December 31, 2017, related to the Tax Reform Act signed into law on December 22, 2017. The Company also recorded $3 million of excess tax benefits recorded in association with the Company's share-based compensation arrangements. These tax benefits were partially offset by a net tax charge of $8 million for changes to our uncertain tax positions, including interest and penalties, as well as for agreed upon tax matters.

[6]
Related to $134 million of income tax expense primarily as a result of adjustments to our provisional remeasurement of deferred taxes recorded as of December 31, 2017, related to the Tax Reform Act signed into law on December 22, 2017. The Company also recorded a net tax charge of $42 million for changes to our uncertain tax positions, including interest and penalties, as well as for agreed upon tax matters. These charges were partially offset by $87 million of excess tax benefits recorded in association with the Company's share-based compensation arrangements.

[7]
Related to charges of $14 million, which primarily consisted of a net charge of $33 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and a charge of $22 million due to tax litigation expense, partially offset by a gain of $36 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.

[8]
Related to charges of $156 million, which primarily consisted of a net charge of $84 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees, a net loss of $49 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a charge of $27 million due to tax litigation expense. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.

[9]
Related to charges of $667 million and $771 million during the three and six months ended June 30, 2017, respectively, due to the impairment of certain assets. Refer to Note 11 and Note 15 of Notes to Condensed Consolidated Financial Statements.

[10]
Related to charges of $87 million and $226 million during the three and six months ended June 30, 2017, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements.

[11]
Related to a net gain of $82 million, which primarily consisted of a $445 million gain related to the merger of CCW and CCEJ, a $25 million gain related to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock and a $9 million gain related to refranchising a substantial portion of our China bottling operations. These gains were partially offset by a net charge of $214 million as a result of the refranchising of certain bottling territories in North America, charges of $109 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, a charge of $44 million related to costs incurred to refranchise certain of our bottling operations and a charge of $26 million related to our former German bottling operations. Refer to Note 2 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[12]
Related to charges of $583 million, which primarily consisted of $711 million of net charges as a result of the refranchising of certain bottling territories in North America, charges of $215 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, $101 million related to costs incurred to refranchise certain of our bottling operations and a charge of $26 million related to our former German bottling operations. These charges were partially offset by a $445 million gain related to the merger of CCW and CCEJ, a $25 million gain related to Coca‑Cola FEMSA, an equity method investee, issuing additional shares of its stock and a $9 million gain related to refranchising a substantial portion of our China bottling operations. Refer to Note 2 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[13]
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

[14]
Related to charges of $22 million, which primarily consisted of a $38 million net charge related to the extinguishment of long-term debt and $19 million due to tax litigation expense, partially offset by a $37 million net gain due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.

[15]
Related to charges of $86 million, which primarily consisted of a $38 million net charge related to the extinguishment of long-term debt, $25 million due to tax litigation expense and a $21 million net charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2018. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $6,665 million in lines of credit for general corporate purposes as of June 29, 2018. These backup lines of credit expire at various times from 2018 through 2022.

We have significant operations outside the United States. Unit case volume outside the United States represented 82 percent of the Company's worldwide unit case volume for the six months ended June 29, 2018. We earn a substantial amount of our consolidated operating income and income from continuing operations before income taxes from foreign subsidiaries that either sell concentrates and syrups to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings was previously considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes were previously provided on the portion of our foreign earnings that was considered to be indefinitely reinvested in foreign jurisdictions. On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, transitions the U.S. method of taxation from a worldwide tax system to a modified territorial system and requires companies to pay a one-time transition tax over a period of eight years on the mandatory deemed repatriation of prescribed foreign earnings as of December 31, 2017. As a result, the Company recognized a provisional tax charge related to the one-time transition tax in the amount of $4.6 billion in 2017. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $18.1 billion as of June 29, 2018.

Net operating revenues in the United States were $5.6 billion for the six months ended June 29, 2018, or 34 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations, the repatriation of foreign earnings and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect foreign cash, cash equivalents, short-term investments, marketable securities remaining after repatriation and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.

Based on all the aforementioned factors, the Company believes its current liquidity position is strong, and we will continue to meet all of our financial commitments for the foreseeable future.
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended June 29, 2018 and June 30, 2017, was $2,608 million and $3,342 million, respectively, a decrease of $734 million, or 22 percent. This decrease was primarily driven by unfavorable impacts resulting from the refranchising of certain bottling operations in 2017, incremental tax payments partially due to a $370 million payment related to the one-time transition tax resulting from the Tax Reform Act, and the timing of hedging activities. Additionally, we had one less day during the first quarter of 2018 when compared to the first quarter of 2017.
Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended June 29, 2018 was $2,341 million, compared to net cash used in investing activities of $1,201 million during the prior year comparable period.
Purchases of Investments and Proceeds from Disposals of Investments
During the six months ended June 29, 2018, purchases of investments were $4,833 million and proceeds from disposals of investments were $7,621 million, resulting in a net cash inflow of $2,788 million. During the six months ended June 30, 2017, purchases of investments were $10,435 million and proceeds from disposals of investments were $8,729 million, resulting in a net cash outflow of $1,706 million. This activity represents the purchases of and proceeds related to our short-term investments that were made as part of the Company's overall cash management strategy and insurance captive investments. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 29, 2018, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $218 million, which primarily related to the acquisition of additional interests in the Company’s franchise bottlers in the United Arab Emirates and in Oman, both of which were equity method investees. As a result of the additional interest in the Oman bottler, we obtained a controlling interest, resulting in its consolidation.
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
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 29, 2018, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $304 million, primarily related to proceeds from the refranchising of our Latin American bottling operations. During the six months ended June 30, 2017, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $2,055 million, primarily related to proceeds from the refranchising of certain bottling territories in North America and the refranchising of a substantial portion of our China bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the six months ended June 29, 2018, were $550 million. The Company currently expects our 2018 full year capital expenditures related to continuing operations to be approximately $1.7 billion as we continue to make investments to enable growth in our business and further enhance our operational effectiveness.
Purchases of property, plant and equipment net of disposals for the six months ended June 30, 2017, were $790 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, issuances of stock, share repurchases and dividends. Net cash used in financing activities during the six months ended June 29, 2018 was $2,890 million, compared to net cash provided by financing activities of $797 million during the prior year comparable period.

Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the six months ended June 29, 2018, the Company had issuances of debt of $16,190 million, which included $14,804 million of net issuances related to commercial paper and short-term debt with maturities greater than 90 days, and $1,386 million of net issuances related to commercial paper and short-term debt with maturities of 90 days or less.
The Company made payments of debt of $16,643 million during the six months ended June 29, 2018, which included $14,586 million of payments of commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $2,057 million.
During the six months ended June 29, 2018, the Company retired upon maturity $2,026 million total principal amount of notes. The general terms of the notes retired are as follows:

•	$1,250 million total principal amount of notes due April 1, 2018, at a fixed interest rate of 1.15 percent;

•	$750 million total principal amount of notes due March 14, 2018 at a fixed interest rate of 1.65 percent; and

•	$26 million total principal amount of debentures due January 29, 2018 at a fixed interest rate of 9.66 percent.
As of June 29, 2018, the carrying value of the Company's long-term debt included $251 million of fair value adjustments related to the remaining debt assumed in connection with our acquisition of Old CCE. These fair value adjustments will be amortized over a weighted-average period of approximately 25 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Issuances of Stock
During the six months ended June 29, 2018, the Company received cash proceeds from issuances of stock of $600 million, a decrease of $317 million when compared to cash proceeds from issuances of stock of $917 million during the six months ended June 30, 2017. This decrease was primarily due to a decrease in the exercise of stock options by Company employees.
Share Repurchases
During the six months ended June 29, 2018, the Company repurchased 27.3 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $44.34 per share, for a total cost of $1,210 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $1,317 million during the six months ended June 29, 2018. The total cash outflow for treasury stock during the first six months of 2018 includes treasury stock that was purchased and settled during the six months ended June 29, 2018, as well as stock purchased in December 2017 that settled in early 2018; however, it does not include treasury stock that was purchased but did not settle during the six months ended June 29, 2018. In addition to shares repurchased, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company's issuances of stock and share repurchases during the six months ended June 29, 2018, resulted in a net cash outflow of $717 million. We expect to repurchase approximately $1.0 billion of our stock during 2018, net of proceeds from the issuance of treasury stock due to the exercise of employee stock options.
Dividends
During the six months ended June 29, 2018, the Company paid dividends of $1,662 million. The Company paid the second quarter dividend during the first week of July 2018. During the six months ended June 30, 2017, the Company paid dividends of $1,584 million.
Our Board of Directors approved the Company's regular quarterly dividend of $0.39 per share at its July 2018 meeting. This dividend is payable on October 1, 2018, to shareowners of record as of September 14, 2018.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries and territories. Due to the geographic diversity of our operations, weakness in some foreign currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three months ended June 29, 2018 by 1 percent. The impact of foreign currency exchange rate fluctuations on operating income for the six months ended June 29, 2018 was even.
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
Venezuela has been designated as a hyperinflationary economy. We sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. We also have certain U.S. dollar-denominated intangible assets associated with products sold in Venezuela. As a result of weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability, we recorded impairment charges of $14 million and $34 million during the three and six months ended June 30, 2017 in the line item other operating charges in our condensed consolidated statements of income. As a result of these impairment charges, the remaining carrying value of all U.S. dollar-denominated intangible assets associated with products sold in Venezuela is zero.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	June 29, 2018	December 31, 2017	Increase (Decrease)		Percent Change
Cash and cash equivalents	$7,975	$6,006	$1,969		33%
Short-term investments	5,843	9,352	(3,509)		(38)
Marketable securities	5,536	5,317	219		4
Trade accounts receivable — net	4,565	3,667	898		24
Inventories	2,881	2,655	226		9
Prepaid expenses and other assets	2,543	2,000	543		27
Assets held for sale	—	219	(219)		(100)
Assets held for sale — discontinued operations	6,681	7,329	(648)		(9)
Equity method investments	20,604	20,856	(252)		(1)
Other investments	1,015	1,096	(81)		(7)
Other assets	4,401	4,230	171		4
Deferred income tax assets	2,999	330	2,669		809
Property, plant and equipment — net	7,688	8,203	(515)		(6)
Trademarks with indefinite lives	6,669	6,729	(60)		(1)
Bottlers' franchise rights with indefinite lives	38	138	(100)		(72)
Goodwill	9,863	9,401	462		5
Other intangible assets	292	368	(76)		(21)
Total assets	$89,593	$87,896	$1,697		2%
Accounts payable and accrued expenses	$10,842	$8,748	$2,094		24%
Loans and notes payable	14,715	13,205	1,510		11
Current maturities of long-term debt	4,023	3,298	725		22
Accrued income taxes	362	410	(48)		(12)
Liabilities held for sale	—	37	(37)		(100)
Liabilities held for sale — discontinued operations	1,456	1,496	(40)		(3)
Long-term debt	28,063	31,182	(3,119)		(10)
Other liabilities	7,367	8,021	(654)		(8)
Deferred income tax liabilities	2,589	2,522	67		3
Total liabilities	$69,417	$68,919	$498		1%
Net assets	$20,176	$18,977	$1,199	[1]	6%
1 Includes a decrease in net assets of $1,425 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•	Short-term investments decreased primarily as a result of current quarter maturities being reinvested in time deposits that are classified as cash and cash equivalents.

•
Deferred income tax assets increased primarily as a result of our adoption of Accounting Standards Update ("ASU") 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which required us to record a deferred tax asset of $2.9 billion during the six months ended June 29, 2018. Refer to Note 1 and Note 14 of Notes to Condensed Consolidated Financial Statements.

•	Accounts payable and accrued expenses increased primarily due to the Company's second quarter 2018 dividend payment, which was made during the first week of July.

•	Loans and notes payable increased primarily due to net issuances of commercial paper and short-term debt.

•
Current maturities of long-term debt increased and long-term debt decreased primarily due to a portion of the Company's long-term debt maturing within the next 12 months and being reclassified as current. Current maturities of long-term debt were reduced by payments. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 29, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 29, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company firmly believes that the IRS' claims are without merit and plans to pursue all available administrative and judicial remedies necessary to vigorously defend its position. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. On October 4, 2017, the IRS filed an amended answer to the Company's petition in which it increased its transfer pricing adjustment by $385 million resulting in an additional tax adjustment of $135 million.
On June 20, 2017, the Company filed a motion for summary judgment on the portion of the IRS' adjustments related to our licensee in Mexico. On December 14, 2017, the U.S. Tax Court issued a decision on the summary judgment motion in favor of the Company. This decision effectively reduced the IRS' potential tax adjustment by approximately $138 million.
The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018, and the Company and the IRS are required to file and exchange final post-trial briefs by February 2019. It is not known how much time will elapse before the U.S. Tax Court issues its decision. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the U.S.

Tax Court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice could be sustained. In that event, or if the IRS proposes similar adjustments for years subsequent to the 2007-2009 litigation period, the Company will be subject to significant additional liabilities which could have a material adverse impact on the Company's financial position, results of operations and cash flows.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 29, 2018, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
March 31, 2018 through April 27, 2018	4,334,338	$43.84	4,332,400	48,091,265
April 28, 2018 through May 25, 2018	2,558,049	42.23	2,545,300	45,545,965
May 26, 2018 through June 29, 2018	2,092,341	43.45	2,092,400	43,453,565
Total	8,984,728	$43.29	8,970,100
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

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 29, 2018 and June 30, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2018 and June 30, 2017, (iii) Condensed Consolidated Balance Sheets as of June 29, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2018 and June 30, 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ LARRY M. MARK
Date:	July 26, 2018	Larry M. Mark Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	July 26, 2018	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)