Form 10-Q
period 2018-09-28
COCA COLA CO
filed 2018-10-30
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2018
OR
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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding as of October 26, 2018
$0.25 Par Value	4,256,513,898 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
NET OPERATING REVENUES	$8,245	$9,078	$24,798	$27,898
Cost of goods sold	3,059	3,394	9,049	10,566
GROSS PROFIT	5,186	5,684	15,749	17,332
Selling, general and administrative expenses	2,505	3,245	7,769	9,777
Other operating charges	155	194	916	1,310
OPERATING INCOME	2,526	2,245	7,064	6,245
Interest income	171	175	506	495
Interest expense	206	208	677	631
Equity income (loss) — net	347	358	813	883
Other income (loss) — net	9	(896)	(143)	(1,187)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,847	1,674	7,563	5,805
Income taxes from continuing operations	528	230	1,628	1,805
NET INCOME FROM CONTINUING OPERATIONS	2,319	1,444	5,935	4,000
Income (loss) from discontinued operations (net of income taxes of $26, $0, $82 and $0, respectively)	(501)	—	(386)	—
CONSOLIDATED NET INCOME	1,818	1,444	5,549	4,000
Less: Net income (loss) attributable to noncontrolling interests	(62)	(3)	(15)	0
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,880	$1,447	$5,564	$4,000

Basic net income per share from continuing operations[1]	$0.55	$0.34	$1.40	$0.94
Basic net income (loss) per share from discontinued operations[2]	(0.10)	—	(0.09)	—
BASIC NET INCOME PER SHARE[3]	$0.44	$0.34	$1.31	$0.94
Diluted net income per share from continuing operations[1]	$0.54	$0.33	$1.38	$0.92
Diluted net income (loss) per share from discontinued operations[2]	(0.10)	—	(0.09)	—
DILUTED NET INCOME PER SHARE	$0.44	$0.33	$1.29	$0.92
DIVIDENDS PER SHARE	$0.39	$0.37	$1.17	$1.11
AVERAGE SHARES OUTSTANDING — BASIC	4,255	4,266	4,258	4,275
Effect of dilutive securities	40	54	39	52
AVERAGE SHARES OUTSTANDING — DILUTED	4,295	4,320	4,297	4,327

[1]	Calculated based on net income from continuing operations less net income from continuing operations attributable to noncontrolling interests.

[2]	Calculated based on net income from discontinued operations less net income from discontinued operations attributable to noncontrolling interests.

[3]	Certain columns may not add due to rounding.

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
CONSOLIDATED NET INCOME	$1,818	$1,444	$5,549	$4,000
Other comprehensive income:
Net foreign currency translation adjustments	(210)	693	(1,635)	1,511
Net gains (losses) on derivatives	(30)	(96)	22	(394)
Net unrealized gain (loss) on available-for-sale securities	10	1	(91)	165
Net change in pension and other benefit liabilities	56	49	372	82
TOTAL COMPREHENSIVE INCOME (LOSS)	1,644	2,091	4,217	5,364
Less: Comprehensive income (loss) attributable to noncontrolling interests	60	(2)	9	2
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,584	$2,093	$4,208	$5,362
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	September 28, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,065	$6,006
Short-term investments	4,727	9,352
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	13,792	15,358
Marketable securities	5,055	5,317
Trade accounts receivable, less allowances of $482 and $477, respectively	3,702	3,667
Inventories	2,627	2,655
Prepaid expenses and other assets	2,066	2,000
Assets held for sale	—	219
Assets held for sale — discontinued operations	6,171	7,329
TOTAL CURRENT ASSETS	33,413	36,545
EQUITY METHOD INVESTMENTS	20,899	20,856
OTHER INVESTMENTS	1,051	1,096
OTHER ASSETS	4,535	4,230
DEFERRED INCOME TAX ASSETS	2,720	330
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $8,011 and $8,246, respectively	7,404	8,203
TRADEMARKS WITH INDEFINITE LIVES	6,668	6,729
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	51	138
GOODWILL	9,856	9,401
OTHER INTANGIBLE ASSETS	280	368
TOTAL ASSETS	$86,877	$87,896
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,317	$8,748
Loans and notes payable	12,973	13,205
Current maturities of long-term debt	6,341	3,298
Accrued income taxes	313	410
Liabilities held for sale	—	37
Liabilities held for sale — discontinued operations	1,486	1,496
TOTAL CURRENT LIABILITIES	31,430	27,194
LONG-TERM DEBT	25,523	31,182
OTHER LIABILITIES	7,246	8,021
DEFERRED INCOME TAX LIABILITIES	2,500	2,522
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	16,266	15,864
Reinvested earnings	64,028	60,430
Accumulated other comprehensive income (loss)	(12,070)	(10,305)
Treasury stock, at cost — 2,784 and 2,781 shares, respectively	(51,720)	(50,677)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	18,264	17,072
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,914	1,905
TOTAL EQUITY	20,178	18,977
TOTAL LIABILITIES AND EQUITY	$86,877	$87,896
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 28, 2018	September 29, 2017
OPERATING ACTIVITIES
Consolidated net income	$5,549	$4,000
(Income) loss from discontinued operations	386	—
Net income from continuing operations	5,935	4,000
Depreciation and amortization	807	926
Stock-based compensation expense	167	167
Deferred income taxes	(5)	606
Equity (income) loss — net of dividends	(385)	(559)
Foreign currency adjustments	(154)	322
Significant (gains) losses on sales of assets — net	(14)	942
Other operating charges	662	918
Other items	116	(9)
Net change in operating assets and liabilities	(1,649)	(1,451)
Net cash provided by operating activities	5,480	5,862
INVESTING ACTIVITIES
Purchases of investments	(6,809)	(13,459)
Proceeds from disposals of investments	11,079	12,701
Acquisitions of businesses, equity method investments and nonmarketable securities	(598)	(538)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	1,354	2,790
Purchases of property, plant and equipment	(917)	(1,194)
Proceeds from disposals of property, plant and equipment	95	72
Other investing activities	33	(101)
Net cash provided by (used in) investing activities	4,237	271
FINANCING ACTIVITIES
Issuances of debt	21,379	24,899
Payments of debt	(23,572)	(22,424)
Issuances of stock	891	1,320
Purchases of stock for treasury	(1,596)	(3,087)
Dividends	(3,321)	(3,165)
Other financing activities	(165)	(42)
Net cash provided by (used in) financing activities	(6,384)	(2,499)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by (used in) operating activities from discontinued operations	210	—
Net cash provided by (used in) investing activities from discontinued operations	(128)	—
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by (used in) discontinued operations	82	—
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(249)	310
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	3,166	3,944
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	6,373	8,850
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	9,539	12,794
Less: Restricted cash and restricted cash equivalents at end of period	474	266
Cash and cash equivalents at end of period	$9,065	$12,528
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 28, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2018 and the third quarter of 2017 ended on September 28, 2018 and September 29, 2017, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
Shipping and Handling Costs
Shipping and handling costs related to the movement of goods from our manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our consolidated statements of income. Shipping and handling costs incurred to move goods from our manufacturing locations or sales distribution centers to our customers are also included in the line item cost of goods sold in our consolidated statements of income, except for costs incurred to distribute goods sold by our Company-owned bottlers to our customers, which are included in the line item selling, general and administrative expenses. Our customers generally do not pay us separately for shipping and handling costs. Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). Upon adoption, we made a policy election to recognize the cost of shipping and handling activities that are performed after a customer obtains control of the goods as costs to fulfill our promise to provide goods to the customer. As a result of this election, the Company does not evaluate whether shipping and handling activities are services promised to customers. If revenue is recognized for the related goods before the shipping and handling activities occur, the related costs of those shipping and handling activities are accrued. Refer to Note 3 for additional information regarding revenue recognition.

Sales, Use, Value-Added and Excise Taxes
The Company collects taxes imposed directly on its customers related to sales, use, value-added, excise and other similar taxes. The Company then remits such taxes on behalf of its customers to the applicable governmental authorities. Upon adoption of ASC 606, we made a policy election to exclude from net operating revenues the tax amounts imposed on revenue-producing transactions that were collected from our customers to be remitted to governmental authorities. Accordingly, such tax amounts are recorded in the line item trade accounts receivable in our consolidated balance sheet when collection of taxes from the customer has not yet occurred and are recorded in the line item accounts payable and accrued expenses in our consolidated balance sheet until they are remitted to the applicable governmental authorities. Taxes imposed directly on the Company, whether based on receipts from sales, inventory procurement costs or manufacturing activities, are recorded in the line item cost of goods sold in our consolidated statements of income. Refer to Note 3 for additional information regarding revenue recognition.

Net Income
The following table presents information related to net income from continuing operations and net income from discontinued operations (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
CONTINUING OPERATIONS
Net income from continuing operations	$2,319	$1,444	$5,935	$4,000
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	(7)	(3)	(5)	0
Net income from continuing operations attributable to shareowners of The Coca-Cola Company	$2,326	$1,447	$5,940	$4,000
DISCONTINUED OPERATIONS
Net income (loss) from discontinued operations	$(501)	$—	$(386)	$—
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	(55)	—	(10)	—
Net income (loss) from discontinued operations attributable to shareowners of The Coca-Cola Company	$(446)	$—	$(376)	$—
CONSOLIDATED
Consolidated net income	$1,818	$1,444	$5,549	$4,000
Less: Net income (loss) attributable to noncontrolling interests	(62)	(3)	(15)	0
Net income attributable to shareowners of The Coca-Cola Company	$1,880	$1,447	$5,564	$4,000

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents or restricted cash equivalents, as applicable. Restricted cash and restricted cash equivalents generally consist of amounts held by our captive insurance companies, which are included in the line item other assets on our consolidated balance sheets, and amounts classified in assets held for sale and assets held for sale — discontinued operations. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our concentrations of credit risk.

The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in the condensed consolidated statements of cash flows (in millions):

	September 28, 2018	December 31, 2017
Cash and cash equivalents	$9,065	$6,006
Cash and cash equivalents included in assets held for sale	—	13
Cash and cash equivalents included in assets held for sale — discontinued operations	157	97
Cash and cash equivalents included in other assets[1]	317	257
Cash, cash equivalents, restricted cash and restricted cash equivalents	$9,539	$6,373
	September 29, 2017	December 31, 2016
Cash and cash equivalents	$12,528	$8,555
Cash and cash equivalents included in assets held for sale	10	49
Cash and cash equivalents included in other assets[1]	256	246
Cash, cash equivalents, restricted cash and restricted cash equivalents	$12,794	$8,850
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 was effective for the Company beginning January 1, 2018, and we are now recognizing any changes in the fair value of certain equity investments in net income as prescribed by the new standard rather than in other comprehensive income ("OCI"). We recognized a cumulative effect adjustment to increase the opening balance of reinvested earnings as of January 1, 2018 by $409 million, net of tax. Refer to Note 4 for additional disclosures required by this ASU.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 was effective for the Company beginning January 1, 2018 and was adopted using the retrospective transition approach to all periods presented.

The impact of the adoption of ASU 2016-15 on our consolidated statement of cash flows was a change in presentation related to our proceeds from the settlement of corporate-owned life insurance policies. We revised our condensed consolidated statement of cash flows to reflect these proceeds in the line item other investing activities, which were previously presented in the line item net change in operating assets and liabilities. During the nine months ended September 29, 2017, the amount of proceeds received from the settlement of corporate-owned life insurance policies was $56 million.
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
Prior to the adoption of ASU 2016-18, we presented the transfer of cash and cash equivalents into or out of our captive insurance companies in the line items purchases of investments and proceeds from disposals of investments in our consolidated statement of cash flows. We did not present the purchases of investments and proceeds from disposals of investments within our captive insurance companies. Cash flows related to cash and cash equivalents included in our insurance captives are now presented in the line items purchases of investments and proceeds from disposals of investments within the investing activities section of our consolidated statement of cash flows. During the nine months ended September 29, 2017, the purchases of investments and proceeds from disposals of investments within our captive insurance companies were $533 million and $529 million, respectively.
Prior to the adoption of ASU 2016-18, we treated the change in cash and cash equivalents included in assets held for sale as an adjustment to the line item other investing activities within our consolidated statement of cash flows. With the adoption of this ASU, we no longer make this adjustment and we revised the prior year to remove this adjustment. During the nine months ended September 29, 2017, the change in cash and cash equivalents included in assets held for sale was $39 million. Refer to the heading "Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents" above for additional disclosures required by this ASU.
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which requires that the service cost component of the Company's net periodic pension cost and net periodic postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees, with the non-service components of net periodic benefit cost and other benefit plan charges and credits being classified outside of a subtotal of income from operations. ASU 2017-07 was effective for the Company beginning January 1, 2018 and was adopted retrospectively for the presentation of the other components of net periodic benefit cost and other benefit plan charges and credits in our condensed consolidated statements of income. As part of our adoption, we elected to use a practical expedient which allows us to use information previously disclosed in our note on pension and other postretirement benefit plans as the estimation basis for applying the retrospective presentation requirements of this ASU. For the three and nine months ended September 29, 2017, we reclassified $125 million and $65 million of expense, respectively, related to our non-service cost components of net periodic benefit cost and other benefit plan charges and credits from operating income to other income (loss) — net in our condensed consolidated statements of income. Refer to Note 13 for additional disclosures required by this ASU.
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
Accounting Guidance Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize right-of-use assets, representing their right to use the underlying asset for the lease term, and lease liabilities on the balance sheet for all leases with terms greater than 12 months. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases by lessors. Additionally, the guidance requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The Company continues to make progress with its preparation for the adoption and implementation of this new accounting standard, including assessing the completeness of our lease arrangements, evaluating practical expedients and accounting policy elections, and implementing software to meet the reporting requirements of this standard. We have identified an interim software solution to be used upon adoption for lessee accounting and are in the process of evaluating a long-term software solution. The Company's cross-functional implementation team continues to assist in identifying changes to our business processes and controls to support adoption of the new standard.
ASU 2016-02 is effective for the Company beginning January 1, 2019. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The Company is currently planning on electing the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance. In July 2018, the FASB issued a new, optional transition method that will give companies the option to use the effective date as the date of initial application on transition. The Company plans to elect this transition method, and as a result, we will not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company anticipates the adoption of this new standard will result in a significant increase in lease-related assets and liabilities on our consolidated balance sheet. The impact on the Company's consolidated statement of income is being evaluated. As the impact of this standard is non-cash in nature, we do not anticipate its adoption having an impact on the Company's consolidated statement of cash flows.
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
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Reform Act on items within accumulated other comprehensive income (loss) ("AOCI") to reinvested earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." Amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update. ASU 2018-02 is effective for the Company beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We have elected to apply this standard in the period of adoption, and will recognize a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2019. We expect this cumulative effect adjustment to increase retained earnings by less than $600 million.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the nine months ended September 28, 2018, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $598 million, which included the acquisition of a minority interest in BA Sports Nutrition, LLC ("BodyArmor"). We account for our minority interest in BodyArmor as an equity method investment based on our equity ownership percentage and our representation on their Management Committee. We obtained an option to acquire the remaining ownership interests in BodyArmor based on an agreed-upon formula, which becomes exercisable in 2021. Upon the expiration of the Company's option, BodyArmor has the option to sell their remaining interests to the Company based on the same agreed‑upon formula. The Company also acquired additional ownership interests in the Company's franchise bottlers in the United Arab Emirates and in Oman, both of which were previously equity method investees of the Company. As a result of the additional interest acquired in the Oman bottler, we obtained a controlling interest, resulting in its consolidation.

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
Divestitures
During the nine months ended September 28, 2018, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $1,354 million, which primarily related to the proceeds from the refranchising of our Canadian and Latin American bottling operations, as well as the sale of our equity ownership in Corporación Lindley S.A. ("Lindley").
During the nine months ended September 29, 2017, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $2,790 million, which primarily related to proceeds from the refranchising of certain bottling territories in North America and our China bottling operations.
Corporación Lindley S.A.
On September 26, 2018, we sold our equity ownership in Lindley to AC Bebidas, an equity method investee. We received net cash proceeds of $507 million and recognized a net gain of $370 million during the three and nine months ended September 28, 2018, which was included in the line item other income (loss) — net in our condensed consolidated statements of income.
Refranchising of Latin American Bottling Operations
As of December 31, 2017, certain of the Company's bottling operations in Latin America were classified as held for sale. During the three months ended June 29, 2018, the Company sold its bottling operations in Latin America to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee. We received net cash proceeds of $289 million during the nine months ended September 28, 2018 as a result of these sales and recognized net gains of $11 million and $47 million during the three and nine months ended September 28, 2018, respectively, which were included in the line item other income (loss) — net in our condensed consolidated statements of income.
Refranchising of China Bottling Operations
On April 1, 2017, the Company sold a substantial portion of its bottling operations in China to the two local franchise bottlers. The remaining bottling operations and cost method investment were sold on July 1, 2017. We received net cash proceeds of $963 million as a result of these sales and recognized gains of $79 million and $88 million during the three and nine months ended September 29, 2017, respectively, which were included in the line item other income (loss) — net in our condensed consolidated statements of income.
North America Refranchising — United States
In conjunction with implementing a new beverage partnership model in North America, the Company refranchised bottling territories in the United States that were previously managed by CCR to certain of our unconsolidated bottling partners. These territories generally border these bottlers' existing territories, allowing each bottler to better service local customers and provide more efficient execution. By entering into comprehensive beverage agreements ("CBAs") with each of the bottlers, we granted certain exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products as defined by the CBA.
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
During the nine months ended September 28, 2018 and September 29, 2017, cash proceeds from these sales totaled $3 million and $1,814 million, respectively. Included in the cash proceeds for the nine months ended September 29, 2017 was $279 million from Coca-Cola Bottling Co. Consolidated ("CCBCC"), an equity method investee. Also included in the cash proceeds for the nine months ended September 29, 2017, was $216 million from AC Bebidas, an equity method investee.

Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized net gains of $10 million and net charges of $762 million during the three months ended September 28, 2018 and September 29, 2017, respectively. During the nine months ended September 28, 2018 and September 29, 2017, the Company recognized net charges of $94 million and $2,533 million, respectively. These net charges were included in the line item other income (loss) — net in our condensed consolidated statements of income. The net charges in 2018 were primarily related to post-closing adjustments as contemplated by the related agreements. The net charges in 2017 were primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale. In total, we expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
During the three months ended September 28, 2018 and September 29, 2017, the Company recorded charges of $12 million and $72 million, respectively, primarily related to payments made to certain of our unconsolidated bottling partners in order to convert the bottling agreements for their legacy territories and any previously refranchised territories to a single form of CBA with additional requirements. During the nine months ended September 28, 2018 and September 29, 2017, the Company recorded charges of $33 million and $287 million, respectively, related to such payments. The additional requirements generally include a binding national governance model, mandatory incidence pricing and additional core performance requirements, among other things. As a result of these conversions, the legacy territories and any previously refranchised territories for each of the related bottling partners will be governed under similar CBAs, which will provide consistency across each such bottler's respective territory, as well as consistency with other U.S. bottlers that have been granted or converted to this form of CBA. The charges related to these payments were included in the line item other income (loss) — net in our condensed consolidated statements of income during the three and nine months ended September 28, 2018 and September 29, 2017.
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
North America Refranchising — Canada
On September 28, 2018, the Company completed its North America refranchising with the sale of its Canadian bottling operations. We received initial net cash proceeds of $518 million and recognized a net charge of $285 million during the three and nine months ended September 28, 2018, which was included in the line item other income (loss) — net in our condensed consolidated statements of income.
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
1 Consists of total assets relating to North America refranchising of $9 million and the refranchising of Latin American bottling operations of $210 million, which are included in the Bottling Investments operating segment.
2 Consists of total liabilities relating to North America refranchising of $5 million and the refranchising of Latin American bottling operations of $32 million, which are included in the Bottling Investments operating segment.
We determined that the bottling operations included in the table above did not meet the criteria to be classified as discontinued operations under the applicable guidance.
Discontinued Operations
In October 2017, the Company and Anheuser-Busch InBev ("ABI") completed the transition of ABI's controlling interest in Coca-Cola Beverages Africa Proprietary Limited ("CCBA") to the Company for $3,150 million. We plan to hold a controlling interest in CCBA temporarily. We are currently in discussions with several potential buyers and anticipate that we will divest a portion of our ownership interest in the first half of 2019, which will result in the Company no longer having a controlling interest in CCBA. Accordingly, we have presented the financial position and results of operations of CCBA as discontinued operations in the accompanying condensed consolidated financial statements. As CCBA met the criteria to be classified as held for sale, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell and present the related assets and liabilities as separate line items in our consolidated balance sheet. During the three and nine months ended September 28, 2018, we recorded an allowance for reduction of assets held for sale of $554 million. Refer to Note 15.
The preliminary goodwill recorded at the time of the transaction was $4,262 million, none of which is tax deductible. This goodwill is in part due to the significant synergies that are expected from the consolidation of the bottling system in Southern and East Africa, especially within the country of South Africa. The accounting for the business combination is currently incomplete, although preliminary purchase accounting entries have been recorded, including a $411 million preliminary allocation of goodwill to other reporting units expected to benefit from this transaction. The balance sheet line items that are expected to be impacted by the completion of purchase accounting are assets held for sale — discontinued operations and liabilities held for sale — discontinued operations.

The following table presents information related to the major classes of assets and liabilities of CCBA that were classified as held for sale — discontinued operations in our condensed consolidated balance sheets (in millions):

	September 28, 2018	December 31, 2017
Cash, cash equivalents and short-term investments	$157	$97
Trade accounts receivable, less allowances	283	299
Inventories	257	299
Prepaid expenses and other assets	81	52
Equity method investments	5	7
Other assets	28	29
Property, plant and equipment — net	1,473	1,436
Goodwill	3,693	4,248
Other intangible assets	748	862
Allowance for reduction of assets held for sale	(554)	—
Assets held for sale — discontinued operations	$6,171	$7,329
Accounts payable and accrued expenses	$580	$598
Loans and notes payable	425	404
Current maturities of long-term debt	6	6
Accrued income taxes	35	40
Long-term debt	15	19
Other liabilities	9	10
Deferred income taxes	416	419
Liabilities held for sale — discontinued operations	$1,486	$1,496
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
Our Company markets, manufactures and sells concentrates and finished goods. In our domestic and international concentrate operations, we typically generate net operating revenues by selling concentrates, syrups and certain finished beverages to authorized bottling operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water, or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrate, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished nonalcoholic beverages, such as water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks, to retailers or to distributors and wholesalers who distribute them to retailers. These operations consist primarily of Company-owned or -controlled bottling, sales and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company's bottling partners. These operations are generally included in one of our geographic operating segments. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment. Generally, finished product operations produce higher net operating revenues but lower gross profit margins compared to concentrate operations.
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
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with our bottling partners to develop and implement an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products produced from the concentrate are sold, and package mix. The amounts associated with the arrangements described above are defined as variable consideration under ASC 606 and an estimate of which is included in the transaction price as a component of net operating revenues in our condensed consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our condensed consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates. The change in the amount of variable consideration recognized during the three and nine months ended September 28, 2018 related to performance obligations satisfied in prior periods was immaterial.
In addition to changes in the timing of when we record variable consideration, ASC 606 provided clarification about the classification of certain costs relating to revenue arrangements with customers. As a result, during the three and nine months ended September 28, 2018, we recorded certain amounts in cost of goods sold or selling, general and administrative expenses that were previously classified as reductions in net operating revenues. The Company also re-evaluated the principal versus agent considerations pertaining to certain of its arrangements with third-party manufacturers and co-packers. We recorded certain costs in net operating revenues which were previously recorded in cost of goods sold related to arrangements in which we concluded we did not control the goods before they were delivered to our customers.

The following tables compare the amounts reported in the condensed consolidated statements of income and condensed consolidated balance sheet to the amounts had the previous revenue recognition guidance been in effect (in millions):

	Three Months Ended September 28, 2018				Nine Months Ended September 28, 2018
	As Reported	Balances without Adoption of ASC 606	Increase (Decrease) Due to Adoption		As Reported	Balances without Adoption of ASC 606	Increase (Decrease) Due to Adoption
Net operating revenues	$8,245	$8,108	$137	[1]	$24,798	$24,310	$488	[1]
Cost of goods sold	3,059	2,847	212		9,049	8,438	611
Gross profit	5,186	5,261	(75)		15,749	15,872	(123)
Selling, general and administrative expenses	2,505	2,620	(115)		7,769	7,884	(115)
Operating income	2,526	2,486	40		7,064	7,072	(8)
Income from continuing operations before income taxes	2,847	2,807	40		7,563	7,571	(8)
Income taxes from continuing operations	528	541	(13)		1,628	1,622	6
Net income from continuing operations	2,319	2,292	27		5,935	5,937	(2)
Income (loss) from discontinued operations	(501)	(501)	—		(386)	(388)	2
Consolidated net income	1,818	1,791	27		5,549	5,549	—
Net income attributable to shareowners of The Coca-Cola Company	1,880	1,853	27		5,564	5,564	—
1 The increase was primarily due to the reclassification of shipping and handling costs.

	September 28, 2018
	As Reported	Balances without Adoption of ASC 606	Increase (Decrease) Due to Adoption
ASSETS
Trade accounts receivable	$3,702	$3,652	$50	[1]
Prepaid expenses and other assets	2,066	2,068	(2)
Total current assets	33,413	33,365	48
Deferred income tax assets	2,720	2,673	47
Total assets	86,877	86,782	95
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$10,317	$9,928	$389	[2]
Total current liabilities	31,430	31,041	389
Deferred income tax liabilities	2,500	2,537	(37)
Reinvested earnings	64,028	64,285	(257)
Total equity	20,178	20,435	(257)
Total liabilities and equity	86,877	86,782	95
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

The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended September 28, 2018
Concentrate operations	$1,191	$4,162	$5,353
Finished product operations	1,776	1,116	2,892
Total	$2,967	$5,278	$8,245
Nine Months Ended September 28, 2018
Concentrate operations	$3,565	$12,358	$15,923
Finished product operations	5,034	3,841	8,875
Total	$8,599	$16,199	$24,798
Refer to Note 16 for additional revenue disclosures by operating segment.
NOTE 4: INVESTMENTS
Equity Securities
Effective January 1, 2018, we adopted ASU 2016-01, which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. We recognize dividend income on the date of record, which is reported in other income (loss) — net in our condensed consolidated statements of income. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. During the three and nine months ended September 28, 2018, the Company did not recognize any fair value adjustments for equity securities without readily determinable fair values. We recognized a cumulative effect adjustment of $409 million, net of tax, to increase the opening balance of reinvested earnings with an offset to AOCI as of January 1, 2018 in connection with the adoption of ASU 2016-01.
For fiscal periods beginning prior to January 1, 2018, marketable equity securities not accounted for under the equity method were classified as trading or available-for-sale. Both realized and unrealized gains and losses on equity securities classified as trading securities were recognized in net income. For equity securities classified as available-for-sale, realized gains and losses were included in net income. Unrealized gains and losses on equity securities classified as available-for-sale were recognized in AOCI, net of deferred taxes. In addition, the Company held equity securities without readily determinable fair values that were recorded at cost. For these cost method investments, we recognized dividend income on the date of record. Cost method investments were reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments was reported in other income (loss) — net in our condensed consolidated statements of income. We reviewed all of our cost method investments quarterly to determine if impairment indicators were present; however, we were not required to determine the fair value of these investments unless impairment indicators existed. When impairment indicators did exist, we generally used discounted cash flow analyses to determine the fair value. We estimated that the fair values of our cost method investments approximated or exceeded their carrying values as of December 31, 2017. Our cost method investments had a carrying value of $143 million as of December 31, 2017.
As of September 28, 2018, the carrying values of our equity securities were included in the following line items in our condensed consolidated balance sheet (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
Marketable securities	$306	$—
Other investments	966	85
Other assets	976	—
Total equity securities	$2,248	$85

The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at September 28, 2018 is as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 28, 2018	September 28, 2018
Net gains (losses) recognized during the period related to equity securities	$62	$21
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	5	13
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$57	$8
As of December 31, 2017, our equity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Trading securities	$324	$75	$(4)	$395
Available-for-sale securities	1,276	685	(66)	1,895
Total equity securities	$1,600	$760	$(70)	$2,290
As of December 31, 2017, the Company had equity securities classified as available-for-sale in which our cost basis exceeded the fair value. Management assessed each of the available-for-sale securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these assessments, management determined that the decline in fair value of these equity securities was not other than temporary and did not record any impairment charges.
As of December 31, 2017, the fair values of our equity securities were included in the following line items in our condensed consolidated balance sheet (in millions):

	Trading Securities	Available-for-Sale Securities
Marketable securities	$283	$52
Other investments	—	953
Other assets	112	890
Total equity securities	$395	$1,895
The sale and/or maturity of available-for-sale equity securities resulted in the following realized activity (in millions):

	Three Months Ended	Nine Months Ended
	September 29, 2017	September 29, 2017
Gross gains	$10	$45
Gross losses	(4)	(12)
Proceeds	49	189
Debt Securities
Our investments in debt securities are classified as trading, available-for-sale or held-to-maturity and carried at either amortized cost or fair value. The cost basis is determined by the specific identification method. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Both realized and unrealized gains and losses on debt securities classified as trading securities are included in net income. For debt securities classified as available-for-sale, realized gains and losses are included in net income. Unrealized gains and losses on debt securities classified as available-for-sale are recognized in AOCI, net of deferred taxes, except for the change in fair value attributable to the currency risk being hedged. Refer to Note 6 for additional information related to the Company's fair value hedges of available-for-sale debt securities.

Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 28, 2018
Trading securities	$40	$—	$—	$40
Available-for-sale securities	5,809	63	(63)	5,809
Total debt securities	$5,849	$63	$(63)	$5,849
December 31, 2017
Trading securities	$12	$—	$—	$12
Available-for-sale securities	5,782	157	(27)	5,912
Total debt securities	$5,794	$157	$(27)	$5,924
The fair values of our debt securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	September 28, 2018		December 31, 2017
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Cash and cash equivalents	$—	$815	$—	$667
Marketable securities	40	4,709	12	4,970
Other assets	—	285	—	275
Total debt securities	$40	$5,809	$12	$5,912
The contractual maturities of these available-for-sale debt securities as of September 28, 2018 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$1,542	$1,537
After 1 year through 5 years	3,934	3,927
After 5 years through 10 years	116	132
After 10 years	217	213
Total	$5,809	$5,809
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Gross gains	$11	$1	$19	$6
Gross losses	(8)	(3)	(21)	(9)
Proceeds	3,421	4,161	9,744	10,571
Captive Insurance Companies
In accordance with local insurance regulations, our captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of its consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. This captive's solvency capital funds included equity and debt securities of $1,142 million as of September 28, 2018 and $1,159 million as of December 31, 2017, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations.

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

	September 28, 2018	December 31, 2017
Raw materials and packaging	$1,743	$1,729
Finished goods	675	693
Other	209	233
Total inventories	$2,627	$2,655
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
The Company uses various types of derivative instruments including, but not limited to, forward contracts, commodity futures contracts, option contracts, collars and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date and at a predetermined rate or price. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency or commodity at a predetermined rate or price during a period or at a time in the future. A collar is a strategy that uses a combination of options to limit the range of possible positive or negative returns on an underlying asset or liability to a specific range, or to protect expected future cash flows. To do this, an investor simultaneously buys a put option and sells (writes) a call option, or alternatively buys a call option and sells (writes) a put option. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative financial instruments for trading purposes. The Company may also designate certain non-derivative instruments, such as our foreign-denominated third-party debt, in hedging relationships.
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	September 28, 2018	December 31, 2017
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$57	$45
Foreign currency contracts	Other assets	133	79
Interest rate contracts	Other assets	25	52
Total assets		$215	$176
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$26	$69
Foreign currency contracts	Other liabilities	4	9
Foreign currency contracts	Liabilities held for sale — discontinued operations	—	8
Commodity contracts	Liabilities held for sale — discontinued operations	—	4
Interest rate contracts	Accounts payable and accrued expenses	—	30
Interest rate contracts	Other liabilities	68	39
Total liabilities		$98	$159
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
2 Refer to Note 15 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	September 28, 2018	December 31, 2017
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$146	$20
Foreign currency contracts	Other assets	9	27
Commodity contracts	Prepaid expenses and other assets	11	25
Commodity contracts	Other assets	—	1
Other derivative instruments	Prepaid expenses and other assets	9	8
Total assets		$175	$81
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$28	$69
Foreign currency contracts	Other liabilities	54	28
Foreign currency contracts	Liabilities held for sale — discontinued operations	1	—
Commodity contracts	Accounts payable and accrued expenses	9	7
Commodity contracts	Other liabilities	1	—
Other derivative instruments	Accounts payable and accrued expenses	1	1
Other derivative instruments	Other liabilities	1	1
Total liabilities		$95	$106
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualify for the Company's foreign currency cash flow hedging program were $2,874 million and $4,068 million as of September 28, 2018 and December 31, 2017, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of these foreign currency denominated assets and liabilities due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that have been designated as cash flow hedges for the Company's foreign currency denominated assets and liabilities were $3,028 million and $1,851 million as of September 28, 2018 and December 31, 2017, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $2 million and $35 million as of September 28, 2018 and December 31, 2017, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program was $500 million as of December 31, 2017. During the nine months ended September 28, 2018, we discontinued the cash flow hedge relationship related to these swaps. We reclassified a loss of $8 million into earnings as a result of the discontinuance. As of September 28, 2018, we did not have any interest rate swaps designated as a cash flow hedge.

The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended September 28, 2018
Foreign currency contracts	$2	Net operating revenues	$43	$—	[2]
Foreign currency contracts	3	Cost of goods sold	4	—	[2]
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	20	Other income (loss) — net	23	2
Interest rate contracts	—	Interest expense	(9)	—
Total	$25		$59	$2
Three Months Ended September 29, 2017
Foreign currency contracts	$(35)	Net operating revenues	$116	$—	[2]
Foreign currency contracts	(11)	Cost of goods sold	(4)	—	[2]
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	100	Other income (loss) — net	100	7
Interest rate contracts	(1)	Interest expense	(9)	—
Commodity contracts	—	Cost of goods sold	(1)	—
Total	$53		$200	$7
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Nine Months Ended September 28, 2018
Foreign currency contracts	$10	Net operating revenues	$97	$1
Foreign currency contracts	13	Cost of goods sold	5	—	[2]
Foreign currency contracts	—	Interest expense	(6)	—
Foreign currency contracts	46	Other income (loss) — net	3	4
Foreign currency contracts	—	Income from discontinued operations	—	(3)
Interest rate contracts	22	Interest expense	(29)	(8)
Commodity contracts	—	Income from discontinued operations	—	(5)
Total	$91		$70	$(11)
Nine Months Ended September 29, 2017
Foreign currency contracts	$(216)	Net operating revenues	$339	$(1)
Foreign currency contracts	(27)	Cost of goods sold	1	—	[2]
Foreign currency contracts	—	Interest expense	(7)	—
Foreign currency contracts	113	Other income (loss) — net	152	7
Interest rate contracts	(25)	Interest expense	(26)	2
Commodity contracts	(1)	Cost of goods sold	—	—
Total	$(156)		$459	$8
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of September 28, 2018, the Company estimates that it will reclassify into earnings during the next 12 months $10 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur.

Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. As of September 28, 2018, such adjustments had cumulatively decreased the carrying value of our long-term debt by $46 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives related to our fair value hedges of this type were $8,185 million and $8,121 million as of September 28, 2018 and December 31, 2017, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional value of derivatives related to fair value hedges of this type was $311 million as of December 31, 2017. As of September 28, 2018, we did not have any fair value hedges of this type.
The following tables summarize the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Three Months Ended
		September 28, 2018	September 29, 2017
Interest rate contracts	Interest expense	$(38)	$19
Fixed-rate debt	Interest expense	41	(15)
Net impact to interest expense		$3	$4
Foreign currency contracts	Other income (loss) — net	$—	$(23)
Available-for-sale securities	Other income (loss) — net	—	26
Net impact to other income (loss) — net		$—	$3
Net impact of fair value hedging instruments		$3	$7

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
		Nine Months Ended
		September 28, 2018	September 29, 2017
Interest rate contracts	Interest expense	$(57)	$(46)
Fixed-rate debt	Interest expense	50	42
Net impact to interest expense		$(7)	$(4)
Foreign currency contracts	Other income (loss) — net	$(6)	$(66)
Available-for-sale securities	Other income (loss) — net	6	72
Net impact to other income (loss) — net		$—	$6
Net impact of fair value hedging instruments		$(7)	$2
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Nine Months Ended
	September 28, 2018	December 31, 2017	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Foreign currency contracts	$388	$—	$6	$(4)	$6	$(19)
Foreign currency denominated debt	12,800	13,147	53	(549)	347	(1,475)
Total	$13,188	$13,147	$59	$(553)	$353	$(1,494)
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three and nine months ended September 28, 2018 and September 29, 2017. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended September 28, 2018 and September 29, 2017. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statements of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $11,094 million and $6,827 million as of September 28, 2018 and December 31, 2017, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $310 million and $357 million as of September 28, 2018 and December 31, 2017, respectively.

The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		September 28, 2018	September 29, 2017
Foreign currency contracts	Net operating revenues	$8	$(5)
Foreign currency contracts	Cost of goods sold	7	—
Foreign currency contracts	Other income (loss) — net	29	47
Foreign currency contracts	Income from discontinued operations	2	—
Commodity contracts	Net operating revenues	—	12
Commodity contracts	Cost of goods sold	3	(15)
Commodity contracts	Selling, general and administrative expenses	—	3
Other derivative instruments	Selling, general and administrative expenses	18	8
Other derivative instruments	Other income (loss) — net	—	1
Total		$67	$51

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Nine Months Ended
		September 28, 2018	September 29, 2017
Foreign currency contracts	Net operating revenues	$34	$(23)
Foreign currency contracts	Cost of goods sold	6	—
Foreign currency contracts	Other income (loss) — net	(87)	149
Foreign currency contracts	Income from discontinued operations	(3)	—
Interest rate contracts	Interest expense	(1)	—
Commodity contracts	Net operating revenues	—	7
Commodity contracts	Cost of goods sold	10	13
Commodity contracts	Income from discontinued operations	5	—
Other derivative instruments	Selling, general and administrative expenses	11	33
Other derivative instruments	Other income (loss) — net	—	2
Total		$(25)	$181
NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the nine months ended September 28, 2018, the Company retired upon maturity $2,026 million total principal amount of notes and debentures. The general terms of the notes and debentures retired are as follows:

•	$26 million total principal amount of debentures due January 29, 2018, at a fixed interest rate of 9.66 percent;

•	$750 million total principal amount of notes due March 14, 2018, at a fixed interest rate of 1.65 percent; and

•	$1,250 million total principal amount of notes due April 1, 2018, at a fixed interest rate of 1.15 percent.
The Company also extinguished a portion of the long-term debt that was assumed in connection with our acquisition of Coca‑Cola Enterprises Inc.'s former North America business ("Old CCE"). The extinguished notes had a total principal amount of $94 million that was due to mature on May 15, 2098, at a fixed interest rate of 7.00 percent. Related to this extinguishment, the Company recorded a net gain of $27 million in the line item interest expense in our condensed consolidated statements of income during the three and nine months ended September 28, 2018.

NOTE 8: COMMITMENTS AND CONTINGENCIES
Guarantees
As of September 28, 2018, we were contingently liable for guarantees of indebtedness owed by third parties of $560 million, of which $243 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provided prospective penalty protection conditioned on the Company's continued adherence to the prescribed methodology absent change in material facts and circumstances and relevant federal tax law. Although the IRS subsequently asserted, without explanation, that material facts and circumstances and relevant federal tax law had changed it has not asserted penalties. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
The Notice represents a repudiation of the methodology previously adopted in the 1996 closing agreement. The IRS designated the matter for litigation on October 15, 2015. To the extent the matter remains designated, the Company will be prevented from pursuing any administrative settlement at IRS Appeals or under the IRS Advance Pricing and Mutual Agreement Program.
The Company firmly believes that the IRS' claims are without merit and is pursuing, and will continue to pursue, all available administrative and judicial remedies necessary to vigorously defend its position. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. On October 4, 2017, the IRS filed an amended answer to the Company's petition in which it increased its transfer pricing adjustment by $385 million resulting in an additional tax adjustment of $135 million.
On June 20, 2017, the Company filed a motion for summary judgment on the portion of the IRS' adjustments related to our licensee in Mexico. On December 14, 2017, the U.S. Tax Court issued a decision on the summary judgment motion in favor of the Company. This decision effectively reduced the IRS' potential tax adjustment by approximately $138 million.
The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018, and the Company and the IRS are required to file and exchange final post-trial briefs by February 2019. It is not known how much time will elapse thereafter prior to the issuance of the Court's decision. In the interim, or subsequent to the Tax Court's decision, the IRS may propose similar adjustments for years subsequent to the 2007-2009 litigation period. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the U.S. Tax Court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice ultimately could be sustained. In that event, the Company will be subject to significant additional liabilities for the years at issue and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations and cash flows.
The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and other examinations for all open years to determine the adequacy of its tax reserves.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $398 million and $480 million as of September 28, 2018 and December 31, 2017, respectively.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	September 28, 2018	December 31, 2017
Foreign currency translation adjustments	$(10,616)	$(8,957)
Accumulated derivative net gains (losses)	(97)	(119)
Unrealized net gains (losses) on available-for-sale securities[1]	(7)	493
Adjustments to pension and other benefit liabilities	(1,350)	(1,722)
Accumulated other comprehensive income (loss)	$(12,070)	$(10,305)
1 The change in the balance from December 31, 2017 includes the $409 million reclassification to retained earnings upon the adoption of ASU
2016-01. Refer to Note 1 and Note 4.

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended September 28, 2018
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$5,564	$(15)	$5,549
Other comprehensive income:
Net foreign currency translation adjustments	(1,659)	24	(1,635)
Net gains (losses) on derivatives[1]	22	—	22
Net change in unrealized gain (loss) on available-for-sale debt securities[2]	(91)	—	(91)
Net change in pension and other benefit liabilities[3]	372	—	372
Total comprehensive income	$4,208	$9	$4,217
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments designated and qualifying as cash flow hedging instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
3 Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended September 28, 2018	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(446)	$19	$(427)
Reclassification adjustments recognized in net income	170	—	170
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(119)	—	(119)
Gains (losses) on net investment hedges arising during the period[1]	59	(15)	44
Net foreign currency translation adjustments	$(336)	$4	$(332)
Derivatives:
Gains (losses) arising during the period	$19	$(7)	$12
Reclassification adjustments recognized in net income	(58)	16	(42)
Net gains (losses) on derivatives[1]	$(39)	$9	$(30)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(13)	$24	$11
Reclassification adjustments recognized in net income	(3)	2	(1)
Net change in unrealized gain (loss) on available-for-sale debt securities[2]	$(16)	$26	$10
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$7	$—	$7
Reclassification adjustments recognized in net income	65	(16)	49
Net change in pension and other benefit liabilities[3]	$72	$(16)	$56
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(319)	$23	$(296)

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale debt securities. Refer to Note 4 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

Nine Months Ended September 28, 2018	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,431)	$(66)	$(1,497)
Reclassification adjustments recognized in net income	268	—	268
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(695)	—	(695)
Gains (losses) on net investment hedges arising during the period[1]	353	(88)	265
Net foreign currency translation adjustments	$(1,505)	$(154)	$(1,659)
Derivatives:
Gains (losses) arising during the period	$84	$(21)	$63
Reclassification adjustments recognized in net income	(56)	15	(41)
Net gains (losses) on derivatives[1]	$28	$(6)	$22
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(139)	$45	$(94)
Reclassification adjustments recognized in net income	2	1	3
Net change in unrealized gain (loss) on available-for-sale debt securities[2]	$(137)	$46	$(91)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$278	$(62)	$216
Reclassification adjustments recognized in net income	209	(53)	156
Net change in pension and other benefit liabilities[3]	$487	$(115)	$372
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,127)	$(229)	$(1,356)

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale debt securities. Refer to Note 4 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended September 29, 2017	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$162	$(174)	$(12)
Reclassification adjustments recognized in net income	(17)	—	(17)
Gains (losses) on intra-entity transactions that are of a long-term investment nature	1,063	—	1,063
Gains (losses) on net investment hedges arising during the period[1]	(553)	211	(342)
Net foreign currency translation adjustments	$655	$37	$692
Derivatives:
Gains (losses) arising during the period	$54	$(19)	$35
Reclassification adjustments recognized in net income	(207)	76	(131)
Net gains (losses) on derivatives[1]	$(153)	$57	$(96)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	$20	$(17)	$3
Reclassification adjustments recognized in net income	(4)	2	(2)
Net change in unrealized gain (loss) on available-for-sale securities[2]	$16	$(15)	$1
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$(120)	$49	$(71)
Reclassification adjustments recognized in net income	193	(73)	120
Net change in pension and other benefit liabilities[3]	$73	$(24)	$49
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$591	$55	$646

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 4 and Note 11 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

Nine Months Ended September 29, 2017	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(793)	$(142)	$(935)
Reclassification adjustments recognized in net income	103	(6)	97
Gains (losses) on intra-entity transactions that are of a long-term investment nature	3,270	—	3,270
Gains (losses) on net investment hedges arising during the period[1]	(1,494)	571	(923)
Net foreign currency translation adjustments	$1,086	$423	$1,509
Derivatives:
Gains (losses) arising during the period	$(159)	$56	$(103)
Reclassification adjustments recognized in net income	(466)	175	(291)
Net gains (losses) on derivatives[1]	$(625)	$231	$(394)
Available-for-sale securities:
Unrealized gains (losses) arising during the period	$365	$(123)	$242
Reclassification adjustments recognized in net income	(117)	40	(77)
Net change in unrealized gain (loss) on available-for-sale securities[2]	$248	$(83)	$165
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$(161)	$73	$(88)
Reclassification adjustments recognized in net income	266	(96)	170
Net change in pension and other benefit liabilities[3]	$105	$(23)	$82
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$814	$548	$1,362

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 4 and Note 11 for additional information related to these divestitures.

[3]	Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended September 28, 2018	Nine Months Ended September 28, 2018
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1,2]	Other income (loss) — net	$170	$268
	Income from continuing operations before income taxes	170	268
	Consolidated net income	$170	$268
Derivatives:
Foreign currency contracts	Net operating revenues	$(43)	$(98)
Foreign currency contracts	Cost of goods sold	(4)	(5)
Foreign currency contracts	Other income (loss) — net	(25)	(7)
Divestitures, deconsolidations and other	Other income (loss) — net	3	3
Foreign currency and commodity contracts	Income from discontinued operations	—	8
Foreign currency and interest rate contracts	Interest expense	11	43
	Income from continuing operations before income taxes	(58)	(56)
	Income taxes from continuing operations	16	15
	Consolidated net income	$(42)	$(41)
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$(3)	$2
	Income from continuing operations before income taxes	(3)	2
	Income taxes from continuing operations	2	1
	Consolidated net income	$(1)	$3
Pension and other benefit liabilities:
Curtailment charges	Other income (loss) — net	$5	$5
Settlement charges	Other income (loss) — net	35	121
Recognized net actuarial loss	Other income (loss) — net	30	95
Recognized prior service cost (credit)	Other income (loss) — net	(5)	(8)
Divestitures, deconsolidations and other[2]	Other income (loss) — net	—	(4)
	Income from continuing operations before income taxes	65	209
	Income taxes from continuing operations	(16)	(53)
	Consolidated net income	$49	$156

[1]
Primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations and the deconsolidation of our Canadian bottling operations.

[2]	Primarily related to the refranchising of our Latin American bottling operations.

NOTE 10: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
June 29, 2018	4,253	$20,176	$63,808	$(11,774)	$1,760	$16,117	$(51,588)	$1,853
Comprehensive income (loss)	—	1,644	1,880	(296)	—	—	—	60
Dividends paid/payable to shareowners of The Coca-Cola Company	—	(1,660)	(1,660)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(6)	—	—	—	—	—	(6)
Purchases of treasury stock	(6)	(241)	—	—	—	—	(241)	—
Impact related to stock compensation plans	9	258	—	—	—	149	109	—
Other activities	—	7	—	—	—	—	—	7
September 28, 2018	4,256	$20,178	$64,028	$(12,070)	$1,760	$16,266	$(51,720)	$1,914

			Shareowners of The Coca-Cola Company
Nine Months Ended	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2017	4,259	$18,977	$60,430	$(10,305)	$1,760	$15,864	$(50,677)	$1,905
Adoption of accounting standards[1]	—	2,605	3,014	(409)	—	—	—	—
Comprehensive income (loss)	—	4,217	5,564	(1,356)	—	—	—	9
Dividends paid/payable to shareowners of The Coca-Cola Company	—	(4,980)	(4,980)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(19)	—	—	—	—	—	(19)
Business combinations including purchase accounting adjustments	—	13	—	—	—	—	—	13
Purchases of treasury stock	(33)	(1,451)	—	—	—	—	(1,451)	—
Impact related to stock compensation plans	30	810	—	—	—	402	408	—
Other activities	—	6	—	—	—	—	—	6
September 28, 2018	4,256	$20,178	$64,028	$(12,070)	$1,760	$16,266	$(51,720)	$1,914
1 Refer to Note 1, Note 3, Note 4 and Note 14.

			Shareowners of The Coca-Cola Company
Three Months Ended	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
June 30, 2017	4,268	$22,089	$64,890	$(10,489)	$1,760	$15,473	$(49,633)	$88
Comprehensive income (loss)	—	2,091	1,447	646	—	—	—	(2)
Dividends paid/payable to shareowners of The Coca-Cola Company	—	(1,578)	(1,578)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(1)	—	—	—	—	—	(1)
Deconsolidation of certain entities	—	(58)	—	—	—	—	—	(58)
Purchases of treasury stock	(18)	(823)	—	—	—	—	(823)	—
Impact related to stock compensation plans	12	426	—	—	—	226	200	—
Other activities	—	6	—	—	—	—	—	6
September 29, 2017	4,262	$22,152	$64,759	$(9,843)	$1,760	$15,699	$(50,256)	$33

			Shareowners of The Coca-Cola Company
Nine Months Ended	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2016	4,288	$23,220	$65,502	$(11,205)	$1,760	$14,993	$(47,988)	$158
Comprehensive income (loss)	—	5,364	4,000	1,362	—	—	—	2
Dividends paid/payable to shareowners of The Coca-Cola Company	—	(4,743)	(4,743)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(15)	—	—	—	—	—	(15)
Deconsolidation of certain entities	—	(153)	—	—	—	—	—	(153)
Purchases of treasury stock	(69)	(3,012)	—	—	—	—	(3,012)	—
Impact related to stock compensation plans	43	1,453	—	—	—	709	744	—
Other activities	—	38	—	—	—	(3)	—	41
September 29, 2017	4,262	$22,152	$64,759	$(9,843)	$1,760	$15,699	$(50,256)	$33

NOTE 11: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended September 28, 2018, the Company recorded other operating charges of $155 million. These charges primarily consisted of $107 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $38 million related to costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Other operating charges also included $4 million related to tax litigation expense. Refer to Note 8 for additional information related to the tax litigation. Refer to Note 12 for additional information on the Company's productivity and reinvestment program. Refer to Note 16 for the impact these charges had on our operating segments.
During the nine months ended September 28, 2018, the Company recorded other operating charges of $916 million. These charges primarily consisted of $450 million of CCR asset impairments and $313 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $117 million related to costs incurred to refranchise certain of our North America bottling operations. Other operating charges also included $31 million related to tax litigation expense. Refer to Note 8 for additional information related to the tax litigation. Refer to Note 12 for additional information on the Company's productivity and reinvestment program. Refer to Note 15 for information on how the Company determined the asset impairment charges. Refer to Note 16 for the impact these charges had on our operating segments.
During the three months ended September 29, 2017, the Company recorded other operating charges of $194 million. These charges primarily consisted of $129 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $47 million related to costs incurred to refranchise certain of our North America bottling operations. Other operating charges also included $18 million related to tax litigation expense. Refer to Note 8 for additional information related to the tax litigation. Refer to Note 12 for additional information on the Company's productivity and reinvestment program. Refer to Note 16 for the impact these charges had on our operating segments.
During the nine months ended September 29, 2017, the Company recorded other operating charges of $1,310 million. These charges primarily consisted of $737 million of CCR asset impairments and $355 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $133 million related to costs incurred to refranchise certain of our bottling operations, $43 million related to tax litigation expense and $34 million related to impairments of Venezuelan intangible assets. Refer to Note 1 for additional information about the Venezuelan intangible assets and Note 15 for information on how the Company determined the asset impairment charges. Refer to Note 8 for additional information related to the tax litigation. Refer to Note 12 for additional information on the Company's productivity and reinvestment program. Refer to Note 16 for the impact these charges had on our operating segments.

Other Nonoperating Items
Interest Expense
During the three and nine months ended September 28, 2018, the Company recorded a net gain of $27 million related to the extinguishment of long-term debt. Refer to Note 7.
During the nine months ended September 29, 2017, the Company recorded a net charge of $38 million related to the extinguishment of long-term debt.
Equity Income (Loss) — Net
During the three and nine months ended September 28, 2018, the Company recorded a net gain of $19 million and a net charge of $65 million, respectively. During the three and nine months ended September 29, 2017, the Company recorded net charges of $16 million and $37 million, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 16 for the impact these items had on our operating segments.

Other Income (Loss) — Net
During the three months ended September 28, 2018, the Company recognized a net gain of $370 million related to the sale of our equity ownership in Lindley and a net gain of $64 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recognized a net gain of $33 million related to economic hedging activity associated with certain acquisition and divestiture activities, and a gain of $11 million related to the refranchising of our Latin American bottling operations. These gains were partially offset by net charges of $275 million due to the refranchising of certain bottling territories in North America and an other-than-temporary impairment charge of $205 million related to our equity method investee in Indonesia. The Company also recorded charges of $35 million related to pension settlements and charges of $12 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 1 and Note 4 for additional information on equity and debt securities. Refer to Note 2 for additional information on refranchising activities, North America conversion payments and the sale of our equity ownership in Lindley. Refer to Note 6 for additional information on our hedging activities. Refer to Note 15 for information on how the Company determined the impairment charge. Refer to Note 16 for the impact these items had on our operating segments.
During the nine months ended September 28, 2018, the Company recorded charges of $379 million due to the refranchising of certain bottling territories in North America and other-than-temporary impairment charges of $257 million related to two of our equity method investees. The Company also recorded charges of $121 million related to pension settlements, charges of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations and charges of $33 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a net gain of $370 million related to the sale of our equity ownership in Lindley and a net gain of $47 million related to the refranchising of our Latin American bottling operations. The Company also recognized a net gain of $33 million related to economic hedging activity associated with certain acquisition and divestiture activities, and a net gain of $15 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 1 and Note 4 for additional information on equity and debt securities. Refer to Note 2 for additional information on refranchising activities, North America conversion payments and the sale of our equity ownership in Lindley. Refer to Note 6 for additional information on our hedging activities. Refer to Note 15 for information on how the Company determined the impairment charges. Refer to Note 16 for the impact these items had on our operating segments.
During the three months ended September 29, 2017, the Company recorded charges of $762 million due to the refranchising of certain bottling territories in North America and net charges of $166 million resulting from special termination benefits and curtailment credits primarily related to North America refranchising and the Company's productivity and reinvestment program. The Company also recorded charges of $72 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Additionally, the Company also recorded an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. These charges were partially offset by a gain of $79 million related to the refranchising of our remaining China bottling operations and related cost method investment. Refer to Note 2 for additional information on the refranchising of our China bottling operations, North America refranchising and the conversion payments. Refer to Note 16 for the impact these items had on our operating segments.
During the nine months ended September 29, 2017, the Company recognized net charges of $1,473 million due to the refranchising of certain bottling territories in North America and charges of $181 million resulting from special termination benefits and curtailment credits primarily related to North America refranchising and the Company's productivity and reinvestment program. The Company also recorded charges of $287 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also recorded an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations and a charge of $26 million related to our former German bottling operations. These charges were partially offset by a gain of $445 million related to the integration of Coca-Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") to establish Coca-Cola Bottlers Japan Inc., now known as Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"). In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJHI. The Company also recognized a gain of $88 million related to the refranchising of our China bottling operations and related cost method investment and a gain of $25 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 2 for additional information on the North America refranchising, the conversion payments and the refranchising of our China bottling operations. Refer to Note 16 for the impact these items had on our operating segments.

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
In April 2017, the Company announced another expansion of our productivity and reinvestment program. This expansion is focused on achieving additional efficiencies in both our supply chain and our marketing expenditures as well as transitioning to a new, more agile operating model to enable growth. Under this operating model, our business units will be supported by an expanded enabling services organization and a corporate center focused on a few strategic initiatives, policy and governance. The expanded enabling services organization will focus on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence.
The Company has incurred total pretax expenses of $3,435 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 16 for the impact these charges had on our operating segments. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended September 28, 2018 (in millions):

	Accrued Balance June 29, 2018	Costs Incurred Three Months Ended September 28, 2018	Payments	Noncash and Exchange	Accrued Balance September 28, 2018
Severance pay and benefits	$79	$56	$(26)	$(27)	$82
Outside services	6	18	(21)	—	3
Other direct costs	13	58	(29)	(27)	15
Total	$98	$132	$(76)	$(54)	$100
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the nine months ended September 28, 2018 (in millions):

	Accrued Balance December 31, 2017	Costs Incurred Nine Months Ended September 28, 2018	Payments	Noncash and Exchange	Accrued Balance September 28, 2018
Severance pay and benefits	$190	$137	$(180)	$(65)	$82
Outside services	1	56	(54)	—	3
Other direct costs	15	184	(157)	(27)	15
Total	$206	$377	$(391)	$(92)	$100

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Service cost	$30	$49	$3	$4
Interest cost	75	76	6	7
Expected return on plan assets[1]	(160)	(164)	(3)	(3)
Amortization of prior service credit	(1)	—	(4)	(4)
Amortization of net actuarial loss	29	44	1	2
Net periodic benefit cost (income)	(27)	5	3	6
Curtailment charges[2]	5	2	—	—
Settlement charges[2]	35	150	—	—
Special termination benefits[2]	8	15	—	—
Total cost recognized in condensed consolidated statements of income	$21	$172	$3	$6
1 The weighted-average expected long-term rates of return on plan assets used in computing 2018 net periodic benefit cost are 8.0 percent for pension benefit plans and 4.5 percent for other benefit plans.

[2]
The curtailment charges, settlement charges and special termination benefits were primarily related to North America refranchising and the Company's productivity and reinvestment program. Refer to Note 2 and Note 12.

	Pension Benefits		Other Benefits
	Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Service cost	$93	$149	$8	$13
Interest cost	221	232	18	22
Expected return on plan assets[1]	(490)	(488)	(10)	(9)
Amortization of prior service cost (credit)	3	—	(11)	(13)
Amortization of net actuarial loss	92	133	3	6
Net periodic benefit cost (income)	(81)	26	8	19
Curtailment charges (credits)[2]	5	2	—	(42)
Settlement charges[2]	121	150	—	—
Special termination benefits[2]	8	72	—	—
Total cost (income) recognized in condensed consolidated statements of income	$53	$250	$8	$(23)
1 The weighted-average expected long-term rates of return on plan assets used in computing 2018 net periodic benefit cost are 8.0 percent for pension benefit plans and 4.5 percent for other benefit plans.

[2]
The curtailment charges (credits), settlement charges and special termination benefits were primarily related to North America refranchising and the Company's productivity and reinvestment program. Refer to Note 2 and Note 12.

All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our condensed consolidated statements of income. During the nine months ended September 28, 2018, the Company contributed $98 million to our pension plans, and we anticipate making additional contributions of approximately $2 million during the remainder of 2018. The Company contributed $88 million to our pension plans during the nine months ended September 29, 2017.

NOTE 14: INCOME TAXES
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's effective tax rate in 2018 is expected to be 20.3 percent before considering the potential impact of further clarification of certain matters related to the Tax Reform Act and any unusual or special items that may affect our effective tax rate.
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 8.
The Company recorded income taxes from continuing operations of $528 million (18.5 percent effective tax rate) and $230 million (13.7 percent effective tax rate) during the three months ended September 28, 2018 and September 29, 2017, respectively. The Company recorded income taxes from continuing operations of $1,628 million (21.5 percent effective tax rate) and $1,805 million (31.1 percent effective tax rate) during the nine months ended September 28, 2018 and September 29, 2017, respectively. During the three and nine months ended September 28, 2018, the Company recorded income taxes from discontinued operations of $26 million (negative 5.6 percent effective tax rate) and $82 million (negative 27.2 percent effective tax rate), respectively.
The following table illustrates the income tax expense (benefit) associated with significant operating and nonoperating items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	September 28, 2018		September 29, 2017		September 28, 2018		September 29, 2017
Asset impairments	$—	[1]	$—	[9]	$(116)	[1]	$(164)	[9]
Productivity and reinvestment program	(33)	[2]	(44)	[10]	(90)	[2]	(127)	[10]
Transaction gains and losses	107	[3]	(361)	[11]	74	[4]	172	[12]
Certain tax matters	(149)	[5]	(40)	[13]	(60)	[6]	(110)	[14]
Other — net	27	[7]	(12)	[15]	12	[8]	(41)	[16]

[1]
Related to charges of $205 million and $257 million during the three and nine months ended September 28, 2018, respectively, due to other-than-temporary impairments of certain of our equity method investees and charges of $450 million during the nine months ended September 28, 2018 due to impairments of certain CCR assets. Refer to Note 11 and Note 15.

[2]
Related to charges of $107 million and $313 million during the three and nine months ended September 28, 2018, respectively, due to the Company's productivity and reinvestment program. Also related to pension settlement charges of $35 million and $74 million during the three and nine months ended September 28, 2018, respectively. Refer to Note 11, Note 12 and Note 13.

[3]
Related primarily to a net gain of $370 million on the sale of our equity ownership in Lindley and a gain of $11 million related to the refranchising of our Latin American bottling operations partially offset by net charges of $275 million as a result of the refranchising of certain bottling territories in North America, charges of $38 million related to costs incurred to refranchise certain of our North America bottling operations and charges of $12 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 and Note 11.

[4]
Related primarily to net charges of $379 million as a result of the refranchising of certain bottling territories in North America, charges of $117 million related to costs incurred to refranchise certain of our North America bottling operations, charges of $47 million related to pension settlements, charges of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations and charges of $33 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a $370 million net gain related to the sale of our equity ownership in Lindley and a net gain of $47 million related to the refranchising of our Latin American bottling operations. Refer to Note 2, Note 11 and Note 13.

[5]
Includes $125 million of income tax benefit related to tax adjustments made in accordance with U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 118 ("SAB 118") with respect to the adjustment of our original provisional estimate of the impact of the Tax Reform Act. The Company also recorded $27 million of excess tax benefits associated with the Company's share-based compensation arrangements. These tax benefits were partially offset by a net tax charge of $3 million primarily related to changes to our uncertain tax positions, including interest and penalties, as well as for agreed-upon tax matters.

[6]
Includes $114 million of excess tax benefits associated with the Company's share-based compensation arrangements partially offset by $45 million primarily related to changes to our uncertain tax positions, including interest and penalties, as well as for agreed-upon tax matters. The Company also recorded charges of $9 million of income tax expense related to tax adjustments made in accordance with SAB 118 with respect to the adjustment of our original provisional estimate of the impact of the Tax Reform Act.

[7]
Related to a net gain of $64 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a net gain of $27 million related to the extinguishment of long-term debt and a net benefit of $19 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees, partially offset by a charge of $4 million due to tax litigation expense. Refer to Note 4, Note 7, Note 8 and Note 11.

[8]
Related primarily to a net charge of $65 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees, a charge of $31 million due to tax litigation expense, partially offset by a net gain of $27 million related to the extinguishment of long-term debt and a net gain of $15 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4, Note 7, Note 8 and Note 11.

[9]	Related to charges of $50 million and $821 million during the three and nine months ended September 29, 2017, respectively, due to the impairment of certain assets. Refer to Note 11 and Note 15.

[10]
Related to charges of $129 million and $355 million during the three and nine months ended September 29, 2017, respectively. These charges were due to the Company's productivity and reinvestment program. Refer to Note 12.

[11]
Related primarily to $762 million of charges as a result of the refranchising of certain bottling territories in North America, $213 million related to costs incurred to refranchise certain of our bottling operations and $72 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a $79 million gain related to the refranchising of our remaining China bottling operations and related cost method investment. Refer to Note 2 and Note 11.

[12]
Related primarily to $1,473 million of net charges as a result of the refranchising of certain bottling territories in North America, $314 million of charges related to costs incurred to refranchise certain of our bottling operations, $287 million of charges primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements and a $26 million charge related to our former German bottling operations. These charges were partially offset by a $445 million gain related to the merger of CCW and CCEJ, an $88 million gain related to the refranchising of our China bottling operations and related cost method investment and a $25 million gain related to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock. Refer to Note 2 and Note 11.

[13]	Related to $40 million of excess tax benefits associated with the Company's share-based compensation arrangements.

[14]
Related to $122 million of excess tax benefits associated with the Company's share-based compensation arrangements and the tax benefit associated with the reversal of valuation allowances in certain of the Company's foreign jurisdictions, both of which were partially offset by changes to our uncertain tax positions, including interest and penalties.

[15]
Related primarily to an $18 million charge related to tax litigation expense and a $16 million net charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 11.

[16]
Related primarily to a net charge of $38 million related to the extinguishment of long-term debt, a $43 million charge related to tax litigation expense and a net charge of $37 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 11.

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
The Tax Reform Act was signed into law on December 22, 2017. Among other things, the Tax Reform Act reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, transitions the U.S. method of taxation from a worldwide tax system to a modified territorial system and requires companies to pay a one-time transition tax over a period of eight years on the mandatory deemed repatriation of prescribed foreign earnings as of December 31, 2017. We are applying the guidance in SAB 118 when accounting for the enactment date effects of the Tax Reform Act. As of September 28, 2018, we have not completed our accounting for the tax effects of the Tax Reform Act; however, in certain cases, we have made a reasonable estimate of the effects of the Tax Reform Act. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the Tax Reform Act. These changes could be material to income tax expense.
The one-time transition tax is based on our total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be approximately $42 billion, the majority of which was previously considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes had been provided. During the three and nine months ended September 28, 2018, we recognized $0.2 billion of additional provisional transition tax expense. This amount was in addition to our reasonable estimate of $4.6 billion originally recorded as a provisional tax amount for our one-time transition tax liability. During the three and nine months ended September 28, 2018, we recognized a $0.2 billion benefit to our provisional deferred tax for the related withholding taxes and state income taxes. This amount was a reduction to the original reasonable estimate of $0.6 billion provisional deferred tax for the related withholding taxes and state income taxes. Because of the complexities of the Tax Reform Act, we are still finalizing our calculation of the total accumulated post-1986 prescribed E&P for the applicable foreign entities. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 prescribed foreign E&P and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any additional outside basis differences inherent in these entities, as these amounts, as of September 28, 2018, continue to be provisionally indefinitely reinvested. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable.
We also remeasured and adjusted certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0 percent. However, as of September 28, 2018, we are still analyzing certain aspects of the Tax Reform Act and refining our calculations, which could affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement and adjustments of our deferred tax balance was a tax benefit of $1.6 billion. Upon further analyses of certain aspects of the Tax Reform Act and refinement of our calculations during the three months ended September 28, 2018, we reduced our provisional amount by $11 million (a 0.4 percentage point decrease to our effective tax rate), which resulted in a net increase in our provisional amount of $123 million (a 1.6 percentage point increase to our effective tax rate) during the nine months ended September 28, 2018. These adjustments are included as a component of income taxes from continuing operations. We do not consider the accounting for the enactment date remeasurement of deferred tax assets and liabilities to be complete.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. As of September 28, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items. The Company has not yet elected an accounting policy related to how it will account for GILTI and therefore has not provided any deferred tax impacts of GILTI in its condensed consolidated financial statements for the three and nine months ended September 28, 2018.
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
The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

September 28, 2018	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,984	$193	$5	$66	$—		$2,248
Debt securities[1]	—	5,830	19	—	—		5,849
Derivatives[2]	5	385	—	—	(264)	[5]	126	[6]
Total assets	$1,989	$6,408	$24	$66	$(264)		$8,223
Liabilities:
Derivatives[2]	$(4)	$(189)	$—	$—	$147		$(46)	[6]
Total liabilities	$(4)	$(189)	$—	$—	$147		$(46)
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

[5]	The Company is obligated to return $118 million in cash collateral it has netted against its derivative position.

[6]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $126 million in the line item other assets; $1 million in the line item liabilities held for sale — discontinued operations; and $45 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

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

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and nine months ended September 28, 2018 and September 29, 2017.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended September 28, 2018 and September 29, 2017.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges, or as a result of observable changes in equity securities using the measurement alternative. Refer to Note 4.

The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended				Nine Months Ended
	September 28, 2018		September 29, 2017		September 28, 2018		September 29, 2017
Assets held for sale — discontinued operations	$(554)	[1]	$—		$(554)	[1]	$—
Other-than-temporary impairment charge	(205)	[2]	(50)	[4]	(257)	[2]	(50)	[4]
Other long-lived assets	—		—		(312)	[3]	(329)	[5]
Intangible assets	—		—		(138)	[3]	(442)	[6]
Assets held for sale	—		(307)	[7]	—		(1,819)	[7]
Valuation of shares in equity method investees	—		—		—		25	[8]
Total	$(759)		$(357)		$(1,261)		$(2,615)
1 The Company recorded impairment charges of $554 million related to assets held by CCBA. These charges were incurred primarily as a result of management's view of the proceeds that are expected to be received based on revised projections of future operating results and foreign currency exchange rate fluctuations. The fair value of these assets was derived using discounted cash flow analyses based on Level 3 inputs. We recorded these impairment charges in the line item income (loss) from discontinued operations in our condensed consolidated statements of income.
2 During the three and nine months ended September 28, 2018, we recognized an other-than-temporary impairment charge of $205 million related to PT Coca-Cola Bottling Indonesia, an equity method investee. This impairment was primarily driven by revised projections of future operating results reflecting unfavorable macroeconomic conditions and foreign currency exchange rate fluctuations. During the nine months ended September 28, 2018, we recognized an other-than-temporary impairment charge of $52 million related to one of our equity method investees in Latin America. This impairment was primarily driven by revised projections of future operating results. The fair value of each of these investments was derived using discounted cash flow analyses based on Level 3 inputs.
3 The Company recognized losses of $450 million during the nine months ended September 28, 2018 due to impairment charges on certain CCR intangible assets and fixed assets recorded in our Bottling Investments operating segment as a result of management's revised estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. These charges were determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value. Refer to Note 11.

[4]
The Company recognized an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. The fair value of this investment was derived using discounted cash flow analyses based on Level 3 inputs.

5 The Company recognized impairment charges of $310 million related to CCR property, plant and equipment and $19 million related to CCR other assets primarily as a result of refranchising activities in North America. The fair value of these assets was derived using management's estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising.
6 The Company recognized an impairment charge of $375 million related to CCR goodwill. This impairment charge was determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value. The Company also recognized an impairment charge of $33 million related to certain U.S. bottlers' franchise rights. This charge was determined by comparing the fair value of the asset to its current carrying value. Each of these impairment charges was primarily a result of refranchising activities in North America and management's estimates of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. Additionally, the Company recorded impairment charges of $34 million related to Venezuelan intangible assets due to weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability. The fair value of these assets was derived using discounted cash flow analyses based on Level 3 inputs.
7 The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. These losses related to refranchising activities in North America and were calculated based on Level 3 inputs. Refer to Note 2.
8 The Company recognized a gain of $25 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment in Coca-Cola FEMSA. This gain was determined using Level 1 inputs.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; trade accounts receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of September 28, 2018, the carrying amount and fair value of our long-term debt, including the current portion, were $31,864 million and $31,887 million, respectively. As of

December 31, 2017, the carrying amount and fair value of our long-term debt, including the current portion, were $34,480 million and $35,169 million, respectively.
NOTE 16: OPERATING SEGMENTS
Information about our Company's continuing operations by operating segment is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
As of and for the three months ended September 28, 2018
Net operating revenues:
Third party	$1,848	$1,002	$3,008	$1,351	$898	$14	$—	$8,121
Intersegment	124	1	119	72	11	—	(203)	124	[1]
Total net operating revenues	1,972	1,003	3,127	1,423	909	14	(203)	8,245
Operating income (loss)	944	642	698	615	(64)	(309)	—	2,526
Income (loss) from continuing operations before income taxes	953	637	700	629	(240)	168	—	2,847
Identifiable operating assets	8,456	1,685	18,088	2,256	2,638	25,633	—	58,756	[2]
Noncurrent investments	1,158	760	404	220	15,698	3,710	—	21,950
As of and for the three months ended September 29, 2017
Net operating revenues:[3]
Third party	$1,959	$1,009	$2,348	$1,345	$2,369	$48	$—	$9,078
Intersegment	—	26	433	87	23	—	(569)	—
Total net operating revenues	1,959	1,035	2,781	1,432	2,392	48	(569)	9,078
Operating income (loss)[3,4]	932	563	648	573	(46)	(425)	—	2,245
Income (loss) from continuing operations before income taxes[3]	962	561	585	588	(675)	(347)	—	1,674
Identifiable operating assets	5,475	1,909	17,224	2,146	6,433	34,567	—	67,754
Noncurrent investments	1,261	908	105	178	16,800	3,509	—	22,761
As of December 31, 2017
Identifiable operating assets	$5,475	$1,896	$17,619	$2,072	$4,493	$27,060	$—	$58,615	[5]
Noncurrent investments	1,238	891	112	177	15,998	3,536	—	21,952
1 Intersegment revenues do not eliminate on a consolidated basis in the table above due to intercompany sales to our discontinued operations.
2 Identifiable operating assets excludes $6,171 million of assets held for sale — discontinued operations.
3 Amounts have been adjusted to reflect the reclassification of certain revenue streams from the Bottling Investments operating segment to the North America operating segment effective January 1, 2018.
4 Amounts have been adjusted to reflect the adoption of ASU 2017-07. Refer to Note 1.
5 Identifiable operating assets excludes $7,329 million of assets held for sale — discontinued operations.
During the three months ended September 28, 2018, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $39 million for North America, $10 million for Bottling Investments and $65 million for Corporate due to the Company's productivity and reinvestment program. Operating income (loss) and income (loss) from continuing operations before income taxes were increased by $4 million for Europe, Middle East and Africa, $1 million for Latin America and $2 million for Asia Pacific due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. In addition, income (loss) from continuing operations before income taxes was reduced by $35 million for Corporate due to pension settlements related to the Company's productivity and reinvestment program. Refer to Note 11, Note 12 and Note 13.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $38 million for Bottling Investments due to costs incurred to refranchise certain of our North America bottling operations. Refer to Note 11.

•	Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $4 million for Corporate due to tax litigation expense. Refer to Note 8 and Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $275 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $205 million for Bottling Investments due to an other-than-temporary impairment charge related to our equity method investee in Indonesia. Refer to Note 11 and Note 15.

•
Income (loss) from continuing operations before income taxes was reduced by $12 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	Income (loss) from continuing operations before income taxes was increased by $370 million for Corporate related to the sale of our equity ownership in Lindley. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was increased by $64 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4 and Note 11.

•
Income (loss) from continuing operations before income taxes was increased by $33 million for Corporate related to economic hedging activity associated with certain acquisition and divestiture activities. Refer to Note 6 and Note 11.

•	Income (loss) from continuing operations before income taxes was increased by $27 million for Corporate related to a net gain on the extinguishment of long-term debt. Refer to Note 7.

•
Income (loss) from continuing operations before income taxes was increased by $21 million for Bottling Investments and reduced by $2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 11.

•	Income (loss) from continuing operations before income taxes was increased by $11 million for Corporate related to the refranchising of our Latin American bottling operations. Refer to Note 2.
During the three months ended September 29, 2017, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $6 million for Europe, Middle East and Africa, $2 million for Latin America, $47 million for North America, $1 million for Asia Pacific, $15 million for Bottling Investments and $58 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 12.

•
Operating income (loss) was reduced by $47 million and income (loss) from continuing operations before income taxes was reduced by $213 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2.

•	Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $18 million for Corporate due to tax litigation expense. Refer to Note 8.

•
Income (loss) from continuing operations before income taxes was reduced by $14 million for Bottling Investments and $2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $72 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was reduced by $762 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was increased by $79 million for Corporate due to a gain recognized upon refranchising our remaining China bottling operations and related cost method investment. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was reduced by $50 million for Corporate due to an other-than-temporary impairment charge related to one of our international equity method investees. Refer to Note 15.

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
Nine months ended September 28, 2018
Net operating revenues:
Third party	$5,586	$2,993	$8,679	$3,862	$3,184	$97	$—	$24,401
Intersegment	397	39	245	296	11	—	(591)	397	[1]
Total net operating revenues	5,983	3,032	8,924	4,158	3,195	97	(591)	24,798
Operating income (loss)	2,953	1,807	1,913	1,885	(581)	(913)	—	7,064
Income (loss) from continuing operations before income taxes	2,997	1,744	1,930	1,915	(537)	(486)	—	7,563
Nine months ended September 29, 2017
Net operating revenues:[2]
Third party	$5,628	$2,857	$6,327	$3,807	$9,157	$122	$—	$27,898
Intersegment	—	54	1,774	340	69	—	(2,237)	—
Total net operating revenues	5,628	2,911	8,101	4,147	9,226	122	(2,237)	27,898
Operating income (loss)[2,3]	2,868	1,627	1,977	1,823	(786)	(1,264)	—	6,245
Income (loss) from continuing operations before income taxes[2]	2,958	1,627	1,721	1,853	(1,740)	(614)	—	5,805
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
During the nine months ended September 28, 2018, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $2 million for Latin America, $138 million for North America, $32 million for Bottling Investments and $144 million for Corporate due to the Company's productivity and reinvestment program. Operating income (loss) and income (loss) from continuing operations before income taxes were increased by $2 million for Europe, Middle East and Africa and $1 million for Asia Pacific due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. In addition, income (loss) from continuing operations before income taxes was reduced by $74 million for Corporate due to pension settlements related to the Company's productivity and reinvestment program. Refer to Note 11, Note 12 and Note 13.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $450 million for Bottling Investments due to asset impairment charges. Refer to Note 11 and Note 15.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $117 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 11.

•	Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $31 million for Corporate due to tax litigation expense. Refer to Note 8 and Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $379 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2 and Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $205 million for Bottling Investments due to an other-than-temporary impairment charge related to our equity method investee in Indonesia. Income (loss) from continuing operations before income taxes was reduced by $52 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees. Refer to Note 11 and Note 15.

•
Income (loss) from continuing operations before income taxes was reduced by $78 million for Bottling Investments and increased by $13 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 11.

•	Income (loss) from continuing operations before income taxes was reduced by $47 million for Bottling Investments due to pension settlements.

•
Income (loss) from continuing operations before income taxes was reduced by $33 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was reduced by $33 million for Bottling Investments primarily due to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations. Refer to Note 11.

•	Income (loss) from continuing operations before income taxes was increased by $370 million for Corporate related to the sale of our equity ownership in Lindley. Refer to Note 2 and Note 11.

•	Income (loss) from continuing operations before income taxes was increased by $47 million for Corporate related to the refranchising of our Latin American bottling operations. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was increased by $33 million for Corporate related to economic hedging activity associated with certain acquisition and divestiture activities. Refer to Note 6 and Note 11.

•	Income (loss) from continuing operations before income taxes was increased by $27 million for Corporate related to a net gain on the extinguishment of long-term debt. Refer to Note 7.

•
Income (loss) from continuing operations before income taxes was increased by $15 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4 and Note 11.

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

•
Operating income (loss) was reduced by $133 million and income (loss) from continuing operations before income taxes was reduced by $314 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by  $737 million for Bottling Investments and $34 million for Corporate due to asset impairment charges. Refer to Note 1 and Note 11.

•	Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $43 million for Corporate due to tax litigation expense. Refer to Note 8.

•
Income (loss) from continuing operations before income taxes was reduced by $50 million for Corporate due to an other-than-temporary impairment charge related to one of our international equity method investees. Refer to Note 15.

•
Income (loss) from continuing operations before income taxes was reduced by $4 million for Europe, Middle East and Africa, $29 million for Bottling Investments and $4 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 11.

•
Income (loss) from continuing operations before income taxes was reduced by $287 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was reduced by $1,473 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

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
During the three and nine months ended September 28, 2018, the Company recorded other-than-temporary impairment charges of $205 million and $257 million, respectively, related to certain of our equity method investees, primarily driven by revised projections of future operating results. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements.

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

September 28, 2018	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$5,952	$3,529	$2,423
Coca-Cola European Partners plc	3,999	3,636	363
Coca-Cola FEMSA, S.A.B. de C.V.	3,569	1,989	1,580
Coca-Cola HBC AG	2,863	1,268	1,595
Coca-Cola Amatil Limited	1,595	634	961
Coca-Cola Bottlers Japan Holdings Inc.[1]	923	1,180	(257)
Embotelladora Andina S.A.	505	273	232
Coca-Cola İçecek A.Ş.	279	140	139
Coca-Cola Bottling Co. Consolidated	452	137	315
Total	$20,137	$12,786	$7,351

[1]
The carrying value of our investment in Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI") exceeded its fair value as of September 28, 2018. Based on the length of time and the extent to which the market value has been less than our carrying value; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was not other than temporary in nature. Therefore, we did not record an impairment charge.

As of September 28, 2018, gross unrealized gains and losses on available-for-sale debt securities were $63 million and $63 million, respectively. Management assessed each of the available-for-sale debt securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. As a result of these assessments, management determined that the decline in fair value of these investments was temporary and did not record any impairment charges. We will continue to monitor these investments in future periods. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
Other Assets
Our Company invests in infrastructure programs with our bottlers that are directed at increasing unit case volume and net operating revenues. Additionally, our Company advances payments to certain customers for distribution rights as well as to fund future marketing activities intended to generate profitable volume, and we expense such payments over the periods benefited. Payments under these programs are generally capitalized and reported in the line item prepaid expenses and other assets or other assets, as appropriate, in our condensed consolidated balance sheet. When facts and circumstances indicate that the carrying value of these assets or asset groups may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.
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

Property, Plant and Equipment
As of September 28, 2018, the carrying value of our property, plant and equipment, net of depreciation, was $7,404 million, or  9 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment review is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe a hypothetical marketplace participant would use.
During the nine months ended September 28, 2018, the Company recorded impairment charges of $312 million related to CCR's property, plant and equipment as a result of management's estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the assets to their carrying value. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
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
In order to test for goodwill impairment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a hypothetical marketplace participant would use. The Company has the option to perform a qualitative assessment of goodwill rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing discussed above. Otherwise, the Company does not need to perform any further assessment.
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
During the nine months ended September 28, 2018, the Company recorded impairment charges of $138 million related to certain intangible assets. These charges included $100 million related to bottlers' franchise rights with indefinite lives and $38 million related to definite-lived intangible assets. These impairment charges were incurred as a result of management's revised estimate of the proceeds that were expected to be received for the remaining North America bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income.
During the nine months ended September 29, 2017, the Company recorded impairment charges of $442 million related to certain intangible assets. These charges included $375 million related to goodwill and $33 million related to bottlers' franchise rights with indefinite lives. The impairment charges related to goodwill were determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value. As a result of these charges, the carrying value of CCR's goodwill is zero. The impairment charge related to bottlers' franchise rights with indefinite lives was determined by comparing the fair value of the assets, based on Level 3 inputs, to the current carrying value. These impairment charges were incurred primarily as a result of refranchising activities in North America and management's estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income. Additionally, we recorded impairment charges of $34 million related to Venezuelan intangible assets during the nine months ended September 29, 2017. The Venezuelan intangible assets were written down due to weaker sales and the volatility of foreign currency exchange rates resulting from continued political instability. These charges were recorded in Corporate in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the assets, derived using discounted cash flow analyses, to the respective carrying values. As a result of these impairment charges, the remaining carrying value of all U.S. dollar-denominated intangible assets associated with products sold in Venezuela is zero.
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
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume‑based incentive programs, support for infrastructure programs and other similar programs. In some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with our bottling partners to develop and implement an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products produced from the concentrate are sold, and package mix. The amounts associated with the arrangements described above are defined as variable consideration under ASC 606 and an estimate of which is included in the transaction price as a component of net operating revenues in our condensed consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our condensed consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates.
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

During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provided prospective penalty protection conditioned on the Company's continued adherence to the prescribed methodology absent change in material facts and circumstances and relevant federal tax law. Although the IRS subsequently asserted, without explanation, that material facts and circumstances and relevant federal tax law had changed it has not asserted penalties. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
The Notice represents a repudiation of the methodology previously adopted in the 1996 closing agreement. The IRS designated the matter for litigation on October 15, 2015. To the extent the matter remains designated, the Company will be prevented from pursuing any administrative settlement at IRS Appeals or under the IRS Advance Pricing and Mutual Agreement Program.
The Company firmly believes that the IRS' claims are without merit and is pursuing, and will continue to pursue, all available administrative and judicial remedies necessary to vigorously defend its position. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. On October 4, 2017, the IRS filed an amended answer to the Company's petition in which it increased its transfer pricing adjustment by $385 million resulting in an additional tax adjustment of $135 million.
On June 20, 2017, the Company filed a motion for summary judgment on the portion of the IRS' adjustments related to our licensee in Mexico. On December 14, 2017, the U.S. Tax Court issued a decision on the summary judgment motion in favor of the Company. This decision effectively reduced the IRS' potential tax adjustment by approximately $138 million.
The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018, and the Company and the IRS are required to file and exchange final post-trial briefs by February 2019. It is not known how much time will elapse thereafter prior to the issuance of the Court's decision. In the interim, or subsequent to the Tax Court's decision, the IRS may propose similar adjustments for years subsequent to the 2007-2009 litigation period. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the U.S. Tax Court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice ultimately could be sustained. In that event, the Company will be subject to significant additional liabilities for the years at issue and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations and cash flows.
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. As of September 28, 2018, the Company's valuation allowances on deferred tax assets were $462 million and were primarily related to uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards generated in various jurisdictions. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets in our condensed consolidated balance sheet.
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
The Tax Cuts and Jobs Act ("Tax Reform Act") was signed into law on December 22, 2017. Among other things, the Tax Reform Act reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, transitions the U.S. method of taxation from a worldwide tax system to a modified territorial system and requires companies to pay a one-time transition tax over a period of eight years on the mandatory deemed repatriation of prescribed foreign earnings as of December 31, 2017. We are applying the guidance in the U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 118 ("SAB 118") when accounting for the enactment date effects of the Tax Reform Act. As of September 28, 2018, we have not completed our accounting for the tax effects of the Tax Reform Act; however, in certain cases, we have made a reasonable estimate of the effects of the Tax Reform Act. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the Tax Reform Act. These changes could be material to income tax expense.
The one-time transition tax is based on our total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be approximately $42 billion, the majority of which was previously considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes had been provided. During the three and nine months ended September 28, 2018, we recognized $0.2 billion of additional provisional transition tax expense. This amount was in addition to our reasonable estimate of $4.6 billion originally recorded as a provisional tax amount for our one-time transition tax liability. During the three and nine months ended September 28, 2018, we recognized a $0.2 billion benefit to our provisional deferred tax for the related withholding taxes and state income taxes. This amount was a reduction to the original reasonable estimate of $0.6 billion provisional deferred tax for the related withholding taxes and state income taxes. Because of the complexities of the Tax Reform Act, we are still finalizing our calculation of the total accumulated post-1986 prescribed E&P for the applicable foreign entities. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 prescribed foreign E&P and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any additional outside basis differences inherent in these entities, as these amounts, as of September 28, 2018, continue to be provisionally indefinitely reinvested. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities (i.e., basis differences in excess of that subject to the one-time transition tax) is not practicable.
We also remeasured and adjusted certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0 percent. However, as of September 28, 2018, we are still analyzing certain aspects of the Tax Reform Act and refining our calculations, which could affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement and adjustments of our deferred tax balance was a tax benefit of $1.6 billion. Upon further analyses of certain aspects of the Tax Reform Act and refinement of our calculations during the three months ended September 28, 2018, we reduced our provisional amount by $11 million, which resulted in a net increase in our provisional amount of $123 million during the nine months ended September 28, 2018. These adjustments are included as a component of income taxes from continuing operations. We do not consider the accounting for the enactment date remeasurement of deferred tax assets and liabilities to be complete.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets.
As of September 28, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items. The Company has not yet elected an accounting policy related to how it will account for GILTI and therefore has not provided any deferred tax impacts of GILTI in its condensed consolidated financial statements for the three and nine months ended September 28, 2018.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's effective tax rate in 2018 is expected to be 20.3 percent before considering the potential impact of further clarification of certain matters related to the Tax Reform Act and any unusual or special items that may affect our effective tax rate.
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
Our Bottling Investments operating segment and our other finished product operations typically generate net operating revenues by selling sparkling soft drinks and a variety of other beverages, such as juices, juice drinks, sports drinks, waters, teas and coffees, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these consolidated finished product operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate and syrups to the authorized unconsolidated bottling operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following five factors: (1) volume growth (concentrate sales volume or unit case volume, as applicable); (2) acquisitions and divestitures (including structural changes defined below), as applicable; (3) changes in price, product and geographic mix; (4) foreign currency fluctuations; and (5) the impact of our adoption of the new revenue recognition accounting standard. Refer to the heading "Net Operating Revenues" below.
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
In 2018, the Company refranchised our Canadian and Latin American bottling operations. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our North America, Latin America and Bottling Investments operating segments. In addition, for non-Company-owned and licensed brands sold in the Canadian refranchised territories for which the Company no longer reports unit case volume, we have eliminated the unit case volume from the base year when calculating 2018 versus 2017 volume growth rates on a consolidated basis as well as for the North America and Bottling Investments operating segments. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
In 2017, the Company refranchised bottling territories in North America. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our North America and Bottling Investments operating segments. In addition, for non-Company-owned and licensed brands sold in the refranchised territories for which the Company no longer reports unit case volume, we have eliminated the unit case volume from the base year when calculating 2018 versus 2017 volume growth rates on a consolidated basis as well as for the North America and Bottling Investments operating segments. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
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

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2018 versus 2017
	Three Months Ended September 28, 2018			Nine Months Ended September 28, 2018
	Unit Cases[1,2,3]		Concentrate Sales[4]	Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	2%		4%	2%		3%
Europe, Middle East & Africa	2%		1%	2%		5%	[5]
Latin America	2		11	1		4
North America	1		2	1		—	[6]
Asia Pacific	3		3	5		4	[7]
Bottling Investments	2	[8]	N/A	(17)	[9]	N/A
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

[5]	After considering the impact of structural changes, concentrate sales volume for Europe, Middle East and Africa for the nine months ended September 28, 2018 grew 4 percent.
6 After considering the impact of structural changes, concentrate sales volume for North America for the nine months ended September 28, 2018 grew 2 percent.

[7]	After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the nine months ended September 28, 2018 grew 5 percent.

[8]	After considering the impact of structural changes, unit case volume for Bottling Investments for the three months ended September 28, 2018 grew 13 percent.

[9]	After considering the impact of structural changes, unit case volume for Bottling Investments for the nine months ended September 28, 2018 grew 11 percent.
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
Three Months Ended September 28, 2018 versus Three Months Ended September 29, 2017
Unit case volume in Europe, Middle East and Africa grew 2 percent, which included growth of 3 percent in sparkling soft drinks and 1 percent in water, enhanced water and sports drinks. Growth in these category clusters was partially offset by a decline of 7 percent in juice, dairy and plant-based beverages and a 5 percent decline in tea and coffee. The group reported increases in unit case volume in the Western Europe; Central & Eastern Europe; Turkey, Caucasus & Central Asia; and West Africa business units. The increases in these business units were partially offset by decreases in the Middle East & North Africa and South & East Africa business units. Growth in the Western Europe business unit was primarily due to a 5 percent increase in sparkling soft drinks.
In Latin America, unit case volume grew 2 percent, which included growth of 1 percent in sparkling soft drinks and 5 percent in water, enhanced water and sports drinks. The group's volume reflected growth of 4 percent and 3 percent in the Mexico and Brazil business units, respectively, partially offset by a 5 percent decline in the South Latin business unit.

Unit case volume in North America grew 1 percent, reflecting 1 percent growth in sparkling soft drinks and 2 percent growth in water, enhanced water and sports drinks. The group's sparkling soft drinks volume included growth of 11 percent in Coca-Cola Zero Sugar and 3 percent in Trademark Sprite. Volume within the water, enhanced water and sports drinks category cluster included growth of 3 percent in packaged water and 1 percent in sports drinks. Growth in these category clusters was partially offset by a 2 percent decline in juice, dairy and plant-based beverages.
In Asia Pacific, unit case volume grew 3 percent, reflecting 9 percent growth in water, enhanced water and sports drinks and
2 percent growth in sparkling soft drinks. Volume within the water, enhanced water and sports drinks category cluster included growth of 11 percent in packaged water. Growth in sparkling soft drinks volume included 4 percent growth in Trademark Coca‑Cola and 2 percent growth in Trademark Sprite. The group's volume reflects growth of 5 percent in the Greater China & Korea business unit, 8 percent in the India & South West Asia business unit, and 2 percent in the South Pacific business unit. The growth in these business units was partially offset by declines of 2 percent and 1 percent in the Japan and ASEAN business units, respectively.
Unit case volume for Bottling Investments grew 2 percent. This increase primarily reflects growth in Canada and India as well as the impact of recent bottler acquisitions, partially offset by the impact of refranchising activities. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Nine Months Ended September 28, 2018 versus Nine Months Ended September 29, 2017
Unit case volume in Europe, Middle East and Africa grew 2 percent, which included growth of 2 percent in sparkling soft drinks and 3 percent in water, enhanced water and sports drinks. Growth in sparkling soft drinks was primarily driven by 2 percent growth in Trademark Coca-Cola and 4 percent growth in Trademark Fanta. The group reported increases in unit case volume in the Central & Eastern Europe; Turkey, Caucasus & Central Asia; and Middle East & North Africa business units. Volume in the Western Europe, West Africa and South & East Africa business units was even.
In Latin America, unit case volume grew 1 percent, which included growth of 1 percent in sparkling soft drinks, 4 percent in juice, dairy and plant-based beverages, and 1 percent in water, enhanced water and sports drinks. The group's volume reflected growth of 2 percent in both the Mexico and Latin Center business units and 1 percent in the Brazil business unit, partially offset by a 3 percent decline in the South Latin business unit. The growth in Mexico's volume was primarily driven by 2 percent growth in sparkling soft drinks.
Unit case volume in North America grew 1 percent. Sparkling soft drinks grew 1 percent, which included growth of 1 percent in Trademark Coca‑Cola and 3 percent in both Trademark Sprite and Trademark Fanta. Unit case volume in water, enhanced water and sports drinks grew 3 percent, primarily driven by 3 percent growth in both packaged water and sports drinks. Growth in these category clusters was partially offset by a 3 percent decline in juice, dairy and plant-based beverages.
In Asia Pacific, unit case volume grew 5 percent, reflecting 5 percent growth in sparkling soft drinks, 6 percent growth in water, enhanced water and sports drinks, and 4 percent growth in tea and coffee. Growth in sparkling soft drinks volume included 6 percent growth in Trademark Coca-Cola and 7 percent growth in Trademark Sprite. Volume within the water, enhanced water and sports drinks category cluster included growth of 8 percent in packaged water. The group's volume reflects growth of 7 percent in the Greater China & Korea business unit, 10 percent in the India & South West Asia business unit and 1 percent in the South Pacific business unit. The growth in these business units was partially offset by a 1 percent decline in the ASEAN business unit. Volume in the Japan business unit was even.
Unit case volume for Bottling Investments declined 17 percent. This decrease primarily reflects the impact of refranchising activities. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Concentrate Sales Volume
During the three months ended September 28, 2018, worldwide unit case volume grew 2 percent and concentrate sales volume grew 4 percent compared to the three months ended September 29, 2017. During the nine months ended September 28, 2018, worldwide unit case volume grew 2 percent and concentrate sales volume grew 3 percent compared to the nine months ended September 29, 2017. Concentrate sales volume growth is calculated based on the amount of concentrate sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2018 had one less day when compared to the first quarter of 2017, which contributed to the differences between unit case volume and concentrate sales volume growth rates in the individual operating segments during the nine months ended September 28, 2018. In addition, the differences between unit case volume and concentrate sales volume growth rates during the three and nine months ended September 28, 2018 were due to the timing of concentrate shipments, structural changes and the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases, source waters or powders/minerals. The differences between unit case volume and concentrate sales volume growth rates for the Latin America operating segment during the three and nine months ended September 28, 2018 were primarily driven by bottlers in Brazil ordering additional concentrate ahead of the national elections and changes in tax regulations.
Net Operating Revenues
Three Months Ended September 28, 2018 versus Three Months Ended September 29, 2017
The Company's net operating revenues decreased $833 million, or 9 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2018 versus 2017
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Accounting Changes	Total
Consolidated	4%	(13)%	2%	(3)%	2%	(9)%
Europe, Middle East & Africa	1%	1%	9%	(6)%	(3)%	1%
Latin America	11	(1)	8	(11)	(10)	(3)
North America	2	—	—	—	11	12
Asia Pacific	3	—	—	(1)	(3)	(1)
Bottling Investments	13	(73)	(3)	(2)	2	(62)
Note: Certain rows may not add due to rounding.
1 Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments (expressed in equivalent unit cases) after considering the impact of structural changes. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only after considering the impact of structural changes. Refer to the heading "Beverage Volume" above.
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
Price, product and geographic mix had a 2 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorably impacted as a result of pricing initiatives, product and package mix, and geographic mix;

•	Latin America — favorable price mix and the impact of inflationary environments in certain markets;

•	North America — favorable price mix, offset by incremental freight costs;

•	Asia Pacific — favorable price mix, offset by geographic mix; and

•	Bottling Investments — unfavorable product mix in Canada, partially offset by favorable price mix in the majority of international bottling operations.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 3 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, Turkish lira, South African rand, Mexican peso, Brazilian real, Argentine peso and Australian dollar, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America and Asia Pacific operating segments. The unfavorable impact of a stronger U.S dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the U.K. pound sterling and the Japanese yen which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Nine Months Ended September 28, 2018 versus Nine Months Ended September 29, 2017
The Company's net operating revenues decreased $3,100 million, or 11 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2018 versus 2017
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Accounting Changes	Total
Consolidated	3%	(18)%	2%	—%	2%	(11)%
Europe, Middle East & Africa	4%	1%	4%	1%	(3)%	6%
Latin America	4	—	9	(6)	(3)	4
North America	2	(1)	(1)	—	11	10
Asia Pacific	5	—	—	2	(5)	—
Bottling Investments	11	(79)	—	—	2	(65)
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
Price, product and geographic mix had a 2 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorably impacted as a result of pricing initiatives, product and package mix;

•	Latin America — favorable price mix and the impact of inflationary environments in certain markets;

•	North America — unfavorable impact of incremental freight costs;

•	Asia Pacific — favorable price, product and package mix, offset by geographic mix; and

•	Bottling Investments — unfavorable price, product and package mix, offset by geographic mix.
The impact of foreign currency exchange rate fluctuations on our consolidated net operating revenues was even. Net operating revenues were unfavorably impacted by a stronger U.S. dollar compared to certain foreign currencies, including the Turkish lira, Mexican peso, Brazilian real, Argentine peso and Australian dollar, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America and Asia Pacific operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, U.K. pound sterling, South African rand and Japanese yen, which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; foreign currency fluctuations and accounting changes. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have a 16 percent unfavorable impact on 2018 full year net operating revenues. Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on net operating revenues through the end of the year.

Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. During the three and nine months ended September 28, 2018, the Company recorded net gains of $10 million and $16 million, respectively, related to these derivative instruments in the line item cost of goods sold in our condensed consolidated statements of income. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin increased to 62.9 percent for the three months ended September 28, 2018, compared to 62.6 percent for the three months ended September 29, 2017. Our gross profit margin increased to 63.5 percent for the nine months ended September 28, 2018, compared to 62.1 percent for the nine months ended September 29, 2017. These increases were primarily due to the impact of acquisitions and divestitures, partially offset by the impact of accounting changes related to the new revenue recognition accounting standard. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to acquisitions and divestitures. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for additional information related to our adoption of the new revenue recognition accounting standard.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Stock-based compensation expense	$46	$53	$167	$167
Advertising expenses	1,098	1,018	3,188	2,901
Selling and distribution expenses[1]	501	797	1,483	2,723
Other operating expenses	860	1,377	2,931	3,986
Selling, general and administrative expenses	$2,505	$3,245	$7,769	$9,777
1 Includes operating expenses as well as general and administrative expenses primarily related to our Bottling Investments operating segment.
During the three and nine months ended September 28, 2018, selling, general and administrative expenses decreased $740 million, or 23 percent, and $2,008 million, or 21 percent, respectively, versus the prior year comparable periods. During the three months ended September 28, 2018, foreign currency exchange rate fluctuations decreased total selling, general and administrative expenses by 2 percent. During the nine months ended September 28, 2018, foreign currency exchange rate fluctuations increased total selling, general and administrative expenses by 1 percent.
The decrease in selling and distribution expenses during the three and nine months ended September 28, 2018 reflects the impact of refranchising activities throughout 2018 and 2017. Additionally, during the nine months ended September 28, 2018, selling and distribution expenses decreased due to the impact of having one less day during the first quarter of 2018 when compared to the first quarter of 2017.
During the three months ended September 28, 2018, foreign currency exchange rate fluctuations decreased advertising expenses by 3 percent. During the nine months ended September 28, 2018, foreign currency exchange rate fluctuations increased advertising expenses by 1 percent.
The decrease in other operating expenses during the three and nine months ended September 28, 2018 reflects savings from our productivity and reinvestment initiatives and the impact of refranchising activities throughout 2018 and 2017.
As of September 28, 2018, we had $311 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 2.7 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Europe, Middle East & Africa	$(4)	$6	$(2)	$2
Latin America	(1)	2	2	3
North America	39	47	138	131
Asia Pacific	(2)	1	(1)	4
Bottling Investments	47	63	594	911
Corporate	76	75	185	259
Total	$155	$194	$916	$1,310
During the three months ended September 28, 2018, the Company recorded other operating charges of $155 million. These charges primarily consisted of $107 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $38 million related to costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Other operating charges also included $4 million related to tax litigation expense. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the nine months ended September 28, 2018, the Company recorded other operating charges of $916 million. These charges primarily consisted of $450 million of CCR asset impairments and $313 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $117 million related to costs incurred to refranchise certain of our North America bottling operations. Other operating charges also included $31 million related to tax litigation expense. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the three months ended September 29, 2017, the Company recorded other operating charges of $194 million. These charges primarily consisted of $129 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $47 million related to costs incurred to refranchise certain of our North America bottling operations. Other operating charges also included $18 million related to tax litigation expense. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.
During the nine months ended September 29, 2017, the Company recorded other operating charges of $1,310 million. These charges primarily consisted of $737 million of CCR asset impairments and $355 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $133 million related to costs incurred to refranchise certain of our bottling operations, $43 million related to tax litigation expense and $34 million related to impairments of Venezuelan intangible assets. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information about the Venezuelan intangible assets and Note 15 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments.

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
In April 2017, the Company announced that we were expanding the current productivity and reinvestment program, with planned initiatives that are expected to generate an incremental $800 million in annualized savings by 2019. We expect to achieve these savings through additional efficiencies in both our supply chain and our marketing expenditures as well as the transition to a new, more agile operating model to enable growth. Under this operating model, our business units will be supported by an expanded enabling services organization and a corporate center focused on a few strategic initiatives, policy and governance. The expanded enabling services organization will focus on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence. The Company has incurred total pretax expenses of $3,435 million related to the productivity and reinvestment program since it began in 2012. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information.

Operating Income and Operating Margin
Information about our operating income contribution by operating segment on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Europe, Middle East & Africa	37.3%	41.5%	41.8%	45.9%
Latin America	25.4	25.1	25.5	26.0
North America	27.6	28.8	27.1	31.7
Asia Pacific	24.4	25.5	26.7	29.2
Bottling Investments	(2.5)	(2.0)	(8.2)	(12.6)
Corporate	(12.2)	(18.9)	(12.9)	(20.2)
Total	100.0%	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Consolidated	30.6%	24.7%	28.5%	22.4%
Europe, Middle East & Africa	47.8%	47.6%	49.4%	51.0%
Latin America	64.0	55.8	60.4	56.9
North America	23.2	27.6	22.1	31.3
Asia Pacific	45.5	42.6	48.8	47.9
Bottling Investments	(7.1)	(1.9)	(18.2)	(8.6)
Corporate	*	*	*	*
* Calculation is not meaningful.

Three Months Ended September 28, 2018 versus Three Months Ended September 29, 2017
Operating income for the three months ended September 28, 2018 was favorably impacted by concentrate sales volume growth of 4 percent, price mix and accounting changes related to the new revenue recognition accounting standard. Additionally, operating income was favorably impacted by a decrease in other operating charges and savings from our productivity and reinvestment initiatives. These favorable impacts were partially offset by the unfavorable impact of refranchising activities, which unfavorably impacted our Bottling Investments operating segment.
During the three months ended September 28, 2018, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 9 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, Turkish lira, South African rand, Mexican peso, Brazilian real, Argentine peso and Australian dollar, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America and Asia Pacific operating segments. The unfavorable impact of a stronger U.S dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the U.K. pound sterling and the Japanese yen, which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $944 million and $932 million for the three months ended September 28, 2018 and September 29, 2017, respectively. Operating income for the segment reflects concentrate sale volume growth of 1 percent and favorable price, product and geographic mix, partially offset by an unfavorable foreign currency exchange rate impact of 10 percent.
Latin America reported operating income of $642 million and $563 million for the three months ended September 28, 2018 and September 29, 2017, respectively. Operating income for the segment was favorably impacted by concentrate sales volume growth of 11 percent and price and product mix, partially offset by an unfavorable foreign currency exchange rate impact of 14 percent and an unfavorable impact of 3 percent for both structural changes and accounting changes related to the new revenue recognition accounting standard.
Operating income for North America for the three months ended September 28, 2018 and September 29, 2017 was $698 million and $648 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 2 percent, favorable price mix, lower selling, general and administrative expense as a result of productivity initiatives and lower other operating charges, partially offset by higher freight costs and the impact of structural changes.
Asia Pacific's operating income for the three months ended September 28, 2018 and September 29, 2017 was $615 million and $573 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 3 percent and a favorable impact from accounting changes related to the new revenue recognition accounting standard, partially offset by unfavorable geographic mix.
Operating loss for our Bottling Investments segment for the three months ended September 28, 2018 and September 29, 2017 was $64 million and $46 million, respectively. Operating loss in 2018 was unfavorably impacted by structural changes which were partially offset by lower other operating charges.
Corporate's operating loss for the three months ended September 28, 2018 and September 29, 2017 was $309 million and $425 million, respectively. Operating loss in 2018 was favorably impacted by lower selling, general and administrative expenses as a result of productivity initiatives.
Nine Months Ended September 28, 2018 versus Nine Months Ended September 29, 2017
Operating income for the nine months ended September 28, 2018 was favorably impacted by concentrate sales volume growth of 3 percent, price mix and lower other operating charges. Additionally, operating income was favorably impacted by savings from our productivity and reinvestment initiatives. These favorable impacts were partially offset by the unfavorable impact of refranchising activities, which unfavorably impacted our Bottling Investments operating segment, as well as the unfavorable impact of accounting changes related to the new revenue recognition accounting standard. In addition, the first nine months of 2018 had one less selling day compared to the first nine months of 2017.
During the nine months ended September 28, 2018, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 3 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, Argentine peso and Australian dollar, which had an unfavorable impact on our Latin America and Asia Pacific operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, U.K. pound sterling, Japanese yen and South African rand, which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $2,953 million and $2,868 million for the nine months ended September 28, 2018 and September 29, 2017, respectively. Operating income for the segment reflects concentrate sales volume growth of 5 percent and favorable price, product and geographic mix, partially offset by increased marketing investments primarily related to key product launches and an unfavorable foreign currency exchange rate impact of 3 percent.
Latin America reported operating income of $1,807 million and $1,627 million for the nine months ended September 28, 2018 and September 29, 2017, respectively. Operating income for the segment reflects concentrate sales volume growth of 4 percent and favorable price and product mix, partially offset by an unfavorable foreign currency exchange rate impact of 7 percent.
Operating income for North America for the nine months ended September 28, 2018 and September 29, 2017 was $1,913 million and $1,977 million, respectively. The decrease in operating income was driven by higher freight costs and other operating charges as well as the impact of structural changes, partially offset by the favorable impact of accounting changes related to the new revenue recognition accounting standard.
Asia Pacific's operating income for the nine months ended September 28, 2018 and September 29, 2017 was $1,885 million and $1,823 million, respectively. Operating income for the segment reflects concentrate sales volume growth of 4 percent and a favorable foreign currency exchange rate impact of 1 percent, partially offset by unfavorable geographic mix and the impact of accounting changes related to the new revenue recognition accounting standard.
Operating loss for our Bottling Investments segment for the nine months ended September 28, 2018 and September 29, 2017 was $581 million and $786 million, respectively. Operating loss in 2018 was favorably impacted by lower other operating charges, partially offset by the unfavorable impact of divestitures.
Corporate's operating loss for the nine months ended September 28, 2018 and September 29, 2017 was $913 million and $1,264 million, respectively. Operating loss in 2018 was favorably impacted by lower selling, general and administrative expenses as a result of productivity initiatives, lower other operating charges and mark-to-market adjustments related to our economic hedging activities.
Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income through the end of the year.

Interest Income
During the three months ended September 28, 2018, interest income was $171 million, compared to $175 million during the three months ended September 29, 2017, a decrease of $4 million, or 3 percent. This decrease was primarily due to lower investment balances during the quarter. During the nine months ended September 28, 2018, interest income was $506 million, compared to $495 million during the nine months ended September 29, 2017, an increase of $11 million, or 2 percent. This increase was primarily due to higher investment balances in certain of our international locations, partially offset by an appreciating U.S. dollar, mainly in emerging markets.
Interest Expense
During the three months ended September 28, 2018, interest expense was $206 million, compared to $208 million during the three months ended September 29, 2017, a decrease of $2 million, or 1 percent. The decrease was primarily due to a net gain of $27 million related to the extinguishment of long-term debt which was partially offset by the impact of higher short-term U.S. interest rates. During the nine months ended September 28, 2018, interest expense was $677 million, compared to $631 million during the nine months ended September 29, 2017, an increase of $46 million, or 7 percent. This increase was primarily due to the impact of higher short-term U.S. interest rates which was partially offset by a net gain of $27 million  related to the extinguishment of long-term debt. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities" below for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Three Months Ended September 28, 2018 versus Three Months Ended September 29, 2017
During the three months ended September 28, 2018, equity income was $347 million, compared to equity income of $358 million during the three months ended September 29, 2017, a decrease of $11 million, or 3 percent. This decrease reflects, among other things, the dissolution of our joint venture with Nestlé S.A. ("Nestlé") named Beverage Partners Worldwide ("BPW") and the unfavorable impact of foreign currency exchange rate fluctuations. In addition, the Company recorded a net gain of $19 million and a net charge of $16 million in the line item equity income (loss) — net during the three months ended September 28, 2018 and September 29, 2017, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Nine Months Ended September 28, 2018 versus Nine Months Ended September 29, 2017
During the nine months ended September 28, 2018, equity income was $813 million, compared to equity income of $883 million during the nine months ended September 29, 2017, a decrease of $70 million, or 8 percent. This decrease reflects, among other things, the dissolution of BPW, partially offset by the impact of the acquisition of an equity interest in AC Bebidas, S. de R.L. de C.V. ("AC Bebidas"), a subsidiary of Arca Continental, S.A.B. de C.V. ("Arca"), in April 2017 and the favorable impact of foreign currency exchange rate fluctuations. In addition, the Company recorded net charges of $65 million and $37 million in the line item equity income (loss) — net during the nine months ended September 28, 2018 and September 29, 2017, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
Three Months Ended September 28, 2018 versus Three Months Ended September 29, 2017
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
During the three months ended September 28, 2018, other income (loss) — net was income of $9 million. The Company recognized a net gain of $370 million related to the sale of our equity ownership in Corporación Lindley S.A. ("Lindley") and a net gain of $64 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recognized a net gain of $33 million related to economic hedging activity associated with certain acquisition and divestiture activities, and a gain of $11 million related to the refranchising of our Latin American bottling operations. These gains were partially offset by net charges of $275 million due to the refranchising of certain bottling territories in North America and an other-than-temporary impairment charge of $205 million related to our equity method investee in Indonesia. The Company also recorded charges of $35 million related to pension settlements and charges of $12 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of comprehensive beverage agreement ("CBA") with additional requirements. Refer to Note 1 and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on refranchising activities, North America conversion payments and the sale of our equity ownership in Lindley. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for additional information on our hedging activities. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the impairment charge. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
During the three months ended September 29, 2017, other income (loss) — net was a loss of $896 million. The Company recorded charges of $762 million due to the refranchising of certain bottling territories in North America and net charges of $166 million resulting from special termination benefits and curtailment credits related to refranchising certain of our North America bottling operations. The Company also recorded charges of $72 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Additionally, the Company also recorded an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. These charges were partially offset by a gain of $79 million related to the refranchising of our remaining China bottling operations and related cost method investment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the refranchising of our China bottling operations, North America refranchising and the conversion payments. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
Nine Months Ended September 28, 2018 versus Nine Months Ended September 29, 2017
During the nine months ended September 28, 2018, other income (loss) — net was a loss of $143 million. The Company recorded charges of $379 million due to the refranchising of certain bottling territories in North America and other-than-temporary impairment charges of $257 million related to two of our equity method investees. The Company also recorded charges of $121 million related to pension settlements, charges of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations and charges of $33 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a net gain of $370 million related to the sale of our equity ownership in Lindley and a net gain of $47 million related to the refranchising of our Latin American bottling operations. The Company also recognized a net gain of $33 million related to economic hedging activity associated with certain acquisition and divestiture activities, and a net gain of $15 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 1 and Note 4 for additional information on equity and debt securities. Refer to Note 1 and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on refranchising activities, North America conversion payments and the sale of our equity ownership in Lindley. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for additional information on our hedging activities. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the impairment charges. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
During the nine months ended September 29, 2017, other income (loss) — net was a loss of $1,187 million. The Company recognized net charges of $1,473 million due to the refranchising of certain bottling territories in North America and charges of $181 million resulting from special termination benefits and curtailment credits related to refranchising certain of our North America bottling operations. The Company also recorded charges of $287 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also recorded an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations, and a charge of $26 million related to our former German bottling operations. These charges were partially offset by a gain of $445 million related to the integration of Coca-Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") to establish CCBJHI. In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJHI. The Company also recognized a gain of $88 million related to the refranchising of our China bottling operations and related cost method investment and a gain of $25 million as a result of Coca‑Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America refranchising, the conversion payments and the refranchising of our China bottling operations. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's effective tax rate in 2018 is expected to be 20.3 percent before considering the potential impact of further clarification of certain matters related to the Tax Reform Act and any unusual or special items that may affect our effective tax rate.
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements.
The Company recorded income taxes from continuing operations of $528 million (18.5 percent effective tax rate) and $230 million (13.7 percent effective tax rate) during the three months ended September 28, 2018 and September 29, 2017, respectively. The Company recorded income taxes from continuing operations of $1,628 million (21.5 percent effective tax rate) and $1,805 million (31.1 percent effective tax rate) during the nine months ended September 28, 2018 and September 29, 2017, respectively. During the three and nine months ended September 28, 2018, the Company recorded income taxes from discontinued operations of $26 million (negative 5.6 percent effective tax rate) and $82 million (negative 27.2 percent effective tax rate), respectively.
The following table illustrates the income tax expense (benefit) associated with significant operating and nonoperating items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	September 28, 2018		September 29, 2017		September 28, 2018		September 29, 2017
Asset impairments	$—	[1]	$—	[9]	$(116)	[1]	$(164)	[9]
Productivity and reinvestment program	(33)	[2]	(44)	[10]	(90)	[2]	(127)	[10]
Transaction gains and losses	107	[3]	(361)	[11]	74	[4]	172	[12]
Certain tax matters	(149)	[5]	(40)	[13]	(60)	[6]	(110)	[14]
Other — net	27	[7]	(12)	[15]	12	[8]	(41)	[16]

[1]
Related to charges of $205 million and $257 million during the three and nine months ended September 28, 2018, respectively, due to other-than-temporary impairments of certain of our equity method investees and charges of $450 million during the nine months ended September 28, 2018 due to impairments of certain CCR assets. Refer to Note 11 and Note 15 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $107 million and $313 million during the three and nine months ended September 28, 2018, respectively, due to the Company's productivity and reinvestment program. Also related to pension settlement charges of $35 million and $74 million during the three and nine months ended September 28, 2018, respectively. Refer to Note 11, Note 12 and Note 13 of Notes to Condensed Consolidated Financial Statements.

[3]
Related primarily to a net gain of $370 million on the sale of our equity ownership in Lindley and a gain of $11 million related to the refranchising of our Latin American bottling operations partially offset by net charges of $275 million as a result of the refranchising of certain bottling territories in North America, charges of $38 million related to costs incurred to refranchise certain of our North America bottling operations and charges of $12 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[4]
Related primarily to net charges of $379 million as a result of the refranchising of certain bottling territories in North America, charges of $117 million related to costs incurred to refranchise certain of our North America bottling operations, charges of $47 million related to pension settlements, charges of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations and charges of $33 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a $370 million net gain related to the sale of our equity ownership in Lindley and a net gain of $47 million related to the refranchising of our Latin American bottling operations. Refer to Note 2, Note 11 and Note 13 of Notes to Condensed Consolidated Financial Statements.

[5]
Includes $125 million of income tax benefit related to tax adjustments made in accordance with SAB 118 with respect to the adjustment of our original provisional estimate of the impact of the Tax Reform Act. The Company also recorded $27 million of excess tax benefits associated with the Company's share-based compensation arrangements. These tax benefits were partially offset by a net tax charge of $3 million for changes to our uncertain tax positions, including interest and penalties, as well as for agreed-upon tax matters.

[6]
Includes $114 million of excess tax benefits associated with the Company's share-based compensation arrangements partially offset by charges of $45 million primarily related to changes to our uncertain tax positions, including interest and penalties, as well as for agreed‑upon tax matters. The Company also recorded charges of $9 million of income tax expense related to tax adjustments made in accordance with SAB 118 with respect to the adjustment of our original provisional estimate of the impact of the Tax Reform Act.

[7]
Related to a net gain of $64 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a net gain of $27 million related to the extinguishment of long-term debt and a net benefit of $19 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees, partially offset by a charge of $4 million due to tax litigation expense. Refer to Note 4, Note 7, Note 8 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[8]
Related primarily to a net charge of $65 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees, a charge of $31 million due to tax litigation expense, partially offset by a net gain of $27 million related to the extinguishment of long-term debt and a net gain of $15 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4, Note 7, Note 8 and Note 11 of Notes to Condensed Consolidated Financial Statements.

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

[11]
Related primarily to $762 million of charges as a result of the refranchising of certain bottling territories in North America, $213 million related to costs incurred to refranchise certain of our bottling operations and $72 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a $79 million gain related to the refranchising of our remaining China bottling operations and related cost method investment. Refer to Note 2 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[12]
Related primarily to $1,473 million of net charges as a result of the refranchising of certain bottling territories in North America, $314 million of charges related to costs incurred to refranchise certain of our bottling operations, $287 million of charges primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements and a $26 million charge related to our former German bottling operations. These charges were partially offset by a $445 million gain related to the merger of CCW and CCEJ, an $88 million gain related to the refranchising of our China bottling operations and related cost method investment and a $25 million gain related to Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock. Refer to Note 2 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[13]	Related to $40 million of excess tax benefits associated with the Company's share-based compensation arrangements.

[14]
Related to $122 million of excess tax benefits associated with the Company's share-based compensation arrangements and the tax benefit associated with the reversal of valuation allowances in certain of the Company's foreign jurisdictions, both of which were partially offset by changes to our uncertain tax positions, including interest and penalties.

[15]
Related primarily to an $18 million charge related to tax litigation expense and a $16 million net charge due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.

[16]
Related primarily to a net charge of $38 million related to the extinguishment of long-term debt, a $43 million charge related to tax litigation expense and a net charge of $37 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2018. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $6,665 million in lines of credit for general corporate purposes as of September 28, 2018. These backup lines of credit expire at various times from 2018 through 2022.
We have significant operations outside the United States. Unit case volume outside the United States represented 82 percent of the Company's worldwide unit case volume for the nine months ended September 28, 2018. We earn a substantial amount of our consolidated operating income and income from continuing operations before income taxes from foreign subsidiaries that either sell concentrates and syrups to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings was previously considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes were previously provided on the portion of our foreign earnings that was considered to be indefinitely reinvested in foreign jurisdictions. On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, transitions the U.S. method of taxation from a worldwide tax system to a modified territorial system and requires companies to pay a one-time transition tax over a period of eight years on the mandatory deemed repatriation of prescribed foreign earnings as of December 31, 2017. As a result, the Company recognized a provisional tax charge related to the one-time transition tax in the amount of $4.6 billion in 2017. During the three and nine months ended September 28, 2018, we recognized $0.2 billion of additional provisional transition tax expense. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $17.2 billion as of September 28, 2018.
Net operating revenues in the United States were $8.6 billion for the nine months ended September 28, 2018, or 35 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations, the repatriation of foreign earnings and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect foreign cash, cash equivalents, short-term investments and marketable securities remaining after repatriation as well as cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
Based on all the aforementioned factors, the Company believes its current liquidity position is strong, and we will continue to meet all of our financial commitments for the foreseeable future.
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 28, 2018 and September 29, 2017, was $5,480 million and $5,862 million, respectively, a decrease of $382 million, or 7 percent. This decrease was primarily driven by unfavorable impacts resulting from the refranchising of certain bottling operations in 2017, incremental tax payments partially due to a $370 million payment related to the one-time transition tax resulting from the Tax Reform Act, the timing of hedging activities and the impact of unfavorable foreign currency exchange rates. Additionally, the first quarter of 2018 had one less day when compared to the first quarter of 2017.
Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended September 28, 2018 and September 29, 2017, was $4,237 million and $271 million, respectively, an increase of $3,966 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the nine months ended September 28, 2018, purchases of investments were $6,809 million and proceeds from disposals of investments were $11,079 million, resulting in a net cash inflow of $4,270 million. During the nine months ended September 29, 2017, purchases of investments were $13,459 million and proceeds from disposals of investments were $12,701 million, resulting in a net cash outflow of $758 million. This activity represents the purchases of and proceeds related to our short-term investments that were made as part of the Company's overall cash management strategy as well as our insurance captive investments. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 28, 2018, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $598 million, which primarily related to the acquisition of an equity interest in BA Sports Nutrition, LLC ("BodyArmor"), as well as the acquisition of additional interests in the Company’s franchise bottlers in the United Arab Emirates and in Oman, both of which were equity method investees. As a result of the additional interest in the Oman bottler, we obtained a controlling interest, resulting in its consolidation.
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

Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 28, 2018, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $1,354 million, which primarily related to the proceeds from the refranchising of our Canadian and Latin American bottling operations,
During the nine months ended September 29, 2017, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $2,790 million, which primarily related to proceeds from the refranchising of certain bottling territories in North America and the refranchising of our China bottling operations and related cost method investment. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the nine months ended September 28, 2018 were $822 million. The Company currently expects our 2018 full year capital expenditures related to continuing operations to be approximately $1.7 billion as we continue to make investments to enable growth in our business and further enhance our operational effectiveness.
Purchases of property, plant and equipment net of disposals for the nine months ended September 29, 2017 were $1,122 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, issuances of stock, share repurchases and dividends. Net cash used in financing activities during the nine months ended September 28, 2018 and September 29, 2017 was $6,384 million and $2,499 million, respectively, an increase of $3,885 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the nine months ended September 28, 2018, the Company had issuances of debt of $21,379 million, which included $19,962 million of net issuances related to commercial paper and short-term debt with maturities greater than 90 days, and $1,417 million of net issuances related to commercial paper and short-term debt with maturities of 90 days or less.
The Company made payments of debt of $23,572 million during the nine months ended September 28, 2018, which included $21,512 million of payments of commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $2,060 million.
During the nine months ended September 28, 2018, the Company retired upon maturity $2,026 million total principal amount of notes and debentures. The general terms of the notes and debentures retired are as follows:

•	$26 million total principal amount of debentures due January 29, 2018, at a fixed interest rate of 9.66 percent;

•	$750 million total principal amount of notes due March 14, 2018, at a fixed interest rate of 1.65 percent; and

•	$1,250 million total principal amount of notes due April 1, 2018, at a fixed interest rate of 1.15 percent.
The Company also extinguished a portion of the long-term debt that was assumed in connection with our acquisition of Old CCE. The extinguished notes had a total principal amount of $94 million that was due to mature on May 15, 2098, at a fixed interest rate of 7.00 percent.
As of September 28, 2018, the carrying value of the Company's long-term debt included $218 million of fair value adjustments related to the remaining debt assumed in connection with our acquisition of Old CCE. These fair value adjustments will be amortized over a weighted-average period of approximately 18 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Issuances of Stock
During the nine months ended September 28, 2018, the Company received cash proceeds from issuances of stock of $891 million, a decrease of $429 million when compared to cash proceeds from issuances of stock of $1,320 million during the nine months ended September 29, 2017. This decrease was primarily due to a decrease in the exercise of stock options by Company employees.
Share Repurchases
During the nine months ended September 28, 2018, the Company repurchased 32.6 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $44.56 per share, for a total cost of $1,451 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $1,596 million during the nine months ended September 28, 2018. The total cash outflow for treasury stock during the first nine months of 2018 includes treasury stock that was purchased and settled during the nine months ended September 28, 2018, as well as stock purchased in December 2017 that settled in early 2018; however, it does not include treasury stock that was purchased but did not settle during the nine months ended September 28, 2018. In addition to shares repurchased, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company's issuances of stock and share repurchases during the nine months ended September 28, 2018, resulted in a net cash outflow of $705 million. We expect to repurchase approximately $1.0 billion of our stock during 2018, net of proceeds from the issuance of treasury stock due to the exercise of employee stock options.
Dividends
During the nine months ended September 28, 2018, the Company paid dividends of $3,321 million. During the nine months ended September 29, 2017, the Company paid dividends of $3,165 million. The Company paid the third quarter dividends during the first week of October 2018 and October 2017.
Our Board of Directors approved the Company's regular quarterly dividend of $0.39 per share at its October 2018 meeting. This dividend is payable on December 14, 2018 to shareowners of record as of November 30, 2018.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries and territories. Due to the geographic diversity of our operations, weakness in some foreign currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three months ended September 28, 2018 by 9 percent. The impact of changes in foreign currency exchange rates decreased our operating income for the nine months ended September 28, 2018 by 3 percent.
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

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	September 28, 2018	December 31, 2017	Increase (Decrease)		Percent Change
Cash and cash equivalents	$9,065	$6,006	$3,059		51%
Short-term investments	4,727	9,352	(4,625)		(49)
Marketable securities	5,055	5,317	(262)		(5)
Trade accounts receivable — net	3,702	3,667	35		1
Inventories	2,627	2,655	(28)		(1)
Prepaid expenses and other assets	2,066	2,000	66		3
Assets held for sale	—	219	(219)		(100)
Assets held for sale — discontinued operations	6,171	7,329	(1,158)		(16)
Equity method investments	20,899	20,856	43		—
Other investments	1,051	1,096	(45)		(4)
Other assets	4,535	4,230	305		7
Deferred income tax assets	2,720	330	2,390		724
Property, plant and equipment — net	7,404	8,203	(799)		(10)
Trademarks with indefinite lives	6,668	6,729	(61)		(1)
Bottlers' franchise rights with indefinite lives	51	138	(87)		(63)
Goodwill	9,856	9,401	455		5
Other intangible assets	280	368	(88)		(24)
Total assets	$86,877	$87,896	$(1,019)		(1)%
Accounts payable and accrued expenses	$10,317	$8,748	$1,569		18%
Loans and notes payable	12,973	13,205	(232)		(2)
Current maturities of long-term debt	6,341	3,298	3,043		92
Accrued income taxes	313	410	(97)		(24)
Liabilities held for sale	—	37	(37)		(100)
Liabilities held for sale — discontinued operations	1,486	1,496	(10)		(1)
Long-term debt	25,523	31,182	(5,659)		(18)
Other liabilities	7,246	8,021	(775)		(10)
Deferred income tax liabilities	2,500	2,522	(22)		(1)
Total liabilities	$66,699	$68,919	$(2,220)		(3)%
Net assets	$20,178	$18,977	$1,201	[1]	6%
1 Includes a decrease in net assets of $1,635 million resulting from net foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•	Short-term investments decreased primarily as a result of current year maturities being reinvested in time deposits that are classified as cash and cash equivalents.

•
Assets held for sale — discontinued operations decreased primarily due to a $554 million impairment related to the remeasurement of CCBA assets to the lower of fair value less costs to sell and carrying value and a $411 million preliminary allocation of goodwill to other reporting units expected to benefit from the acquisition of CCBA. Refer to Note 2 and Note 15 of Notes to Condensed Consolidated Financial Statements.

•
Deferred income tax assets increased primarily as a result of our adoption of Accounting Standards Update ("ASU") 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which required us to record a deferred tax asset of $2.9 billion during the nine months ended September 28, 2018. Refer to Note 1 and Note 14 of Notes to Condensed Consolidated Financial Statements.

•	Accounts payable and accrued expenses increased primarily due to the Company's third quarter 2018 dividend payment, which was made during the first week of October.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 28, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 28, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provided prospective penalty protection conditioned on the Company's continued adherence to the prescribed methodology absent change in material facts and circumstances and relevant federal tax law. Although the IRS subsequently asserted, without explanation, that material facts and circumstances and relevant federal tax law had changed it has not asserted penalties. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
The Notice represents a repudiation of the methodology previously adopted in the 1996 closing agreement. The IRS designated the matter for litigation on October 15, 2015. To the extent the matter remains designated, the Company will be prevented from pursuing any administrative settlement at IRS Appeals or under the IRS Advance Pricing and Mutual Agreement Program.
The Company firmly believes that the IRS' claims are without merit and is pursuing, and will continue to pursue, all available administrative and judicial remedies necessary to vigorously defend its position. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. On October 4, 2017, the IRS filed an amended answer to the Company's petition in which it increased its transfer pricing adjustment by $385 million resulting in an additional tax adjustment of $135 million.
On June 20, 2017, the Company filed a motion for summary judgment on the portion of the IRS' adjustments related to our licensee in Mexico. On December 14, 2017, the U.S. Tax Court issued a decision on the summary judgment motion in favor of the Company. This decision effectively reduced the IRS' potential tax adjustment by approximately $138 million.
The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018, and the Company and the IRS are required to file and exchange final post-trial briefs by February 2019. It is not known how much time will elapse thereafter prior to the issuance of the Court's decision. In the interim, or subsequent to the Tax Court's decision, the IRS may propose similar adjustments for years subsequent to the 2007-2009 litigation period. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the U.S. Tax Court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice ultimately could be sustained. In that event, the Company will be subject to significant additional liabilities for the years at issue and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations and cash flows.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 28, 2018 by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
June 30, 2018 through July 27, 2018	2,542,800	$45.00	2,542,800	40,910,765
July 28, 2018 through August 24, 2018	4,320,798	46.27	2,721,353	38,189,412
August 25, 2018 through September 28, 2018	16,647	44.73	—	38,189,412
Total	6,880,245	$45.80	5,264,153
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

4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.9	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.10	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.11	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.12	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.13	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.14	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.15	Form of Note for 0.750% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.16	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.17	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.18	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.

4.19	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.20	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.21	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.22	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.23	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.24	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.25	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.26	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.27	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.28	Form of Note for 2.200% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.29	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.30
Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated July 30, 1991.

4.31
First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated January 29, 1992.

4.32
Second Supplemental Indenture, dated as of June 22, 2017, to Amended and Restated Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 23, 2017.

4.33
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

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 28, 2018 and September 29, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2018 and September 29, 2017, (iii) Condensed Consolidated Balance Sheets as of September 28, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2018 and September 29, 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ LARRY M. MARK
Date:	October 30, 2018	Larry M. Mark Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	October 30, 2018	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)