Form 10-K
period 2018-12-31
COCA COLA CO
filed 2019-02-21
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of June 29, 2018, the last business day of the Registrant's most recently completed second fiscal quarter, was $184,986,760,847 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant's Common Stock as of February 15, 2019, was 4,275,340,031.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 24, 2019, are incorporated by reference in Part III.

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
General
The Coca-Cola Company is the world's largest nonalcoholic beverage company. We own or license and market more than 500 nonalcoholic beverage brands, which we group into the following category clusters: sparkling soft drinks; water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks. We own and market four of the world's top five nonalcoholic sparkling soft drink brands: Coca-Cola, Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories.
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as Company-owned or -controlled bottling and distribution operations — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for more than 1.9 billion of the approximately 61 billion servings of all beverages consumed worldwide every day.
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
Operating Segments
The Company's operating structure is the basis for our internal financial reporting. As of December 31, 2018, our operating structure included the following operating segments, which are sometimes referred to as "operating groups" or "groups":

•	Europe, Middle East and Africa

•	Latin America

•	North America

•	Asia Pacific

•	Bottling Investments
Our operating structure as of December 31, 2018 also included Corporate, which consists of two components: (1) a center focused on strategic initiatives, policy and governance and (2) an enabling services organization focused on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence.
In January 2019, we established a new operating segment, Global Ventures, which includes the results of Costa Limited ("Costa"), which we acquired on January 3, 2019, and the results of our innocent and Doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster Beverage Corporation ("Monster"). Refer to Note 22 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report for information regarding the Costa acquisition.
Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.
Products and Brands
As used in this report:

•	"concentrates" means flavoring ingredients and, depending on the product, sweeteners used to prepare syrups or finished beverages and includes powders or minerals for purified water products;

•	"syrups" means beverage ingredients produced by combining concentrates and, depending on the product, sweeteners and added water;

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
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished nonalcoholic beverages, such as water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks, to retailers or to distributors and wholesalers who distribute them to retailers. These operations consist primarily of Company-owned or -controlled bottling, sales and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company's bottling partners. These operations are generally included in one of our geographic operating segments. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners, who resell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment.
For information regarding net operating revenues and unit case volume related to our concentrate operations and finished product operations, refer to the heading "Our Business — General" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report, which is incorporated herein by reference.
For information regarding how we measure the volume of Company beverage products sold by the Company and our bottling partners ("Coca-Cola system"), refer to the heading "Operations Review — Beverage Volume" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report, which is incorporated herein by reference.

We own and market numerous valuable nonalcoholic beverage brands, including the following:

•	sparkling soft drinks: Coca-Cola, Diet Coke/Coca-Cola Light, Coca-Cola Zero Sugar, Fanta, Schweppes,* Sprite, Thums Up;

•	water, enhanced water and sports drinks: Aquarius, Dasani, glacéau smartwater, glacéau vitaminwater, Ice Dew, I LOHAS, Powerade;

•	juice, dairy and plant-based beverages: AdeS, Del Valle, innocent, Minute Maid, Minute Maid Pulpy, Simply, ZICO; and

•	tea and coffee: Ayataka, Costa, FUZE TEA, Georgia, Gold Peak, HONEST TEA.

* Schweppes is owned by the Company in certain countries other than the United States.
In addition to the beverage brands we own, we also provide marketing support and otherwise participate in the sales of other nonalcoholic beverage brands through licenses, joint ventures and strategic partnerships, including, but not limited to, the following:

•
Certain Coca-Cola system bottlers distribute certain brands of Monster, primarily Monster Energy, in designated territories in the United States, Canada and other international territories pursuant to distribution coordination agreements between the Company and Monster and related distribution agreements between Monster and Coca-Cola system bottlers.

•
We have a strategic partnership with Aujan Industries Company J.S.C. ("Aujan"), one of the largest independent beverage companies in the Middle East. We own 50 percent of the entity that holds the rights in certain territories to brands produced and distributed by Aujan, including Rani, a juice brand, and Barbican, a flavored malt beverage brand.

•
We and certain of our bottling partners distribute products of fairlife, LLC ("fairlife"), our joint venture with Select Milk Producers, Inc., a dairy cooperative, including fairlife ultra-filtered milk and Core Power, a high-protein milk shake, in the United States and Canada.

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
Distribution System
We make our branded beverage products available to consumers in more than 200 countries and territories through our network of independent bottling partners, distributors, wholesalers and retailers as well as Company-owned or -controlled bottling and distribution operations — the world's largest beverage distribution system. Consumers enjoy finished beverage products bearing trademarks owned by or licensed to us at a rate of more than 1.9 billion servings each day. We continue to expand our marketing presence in an effort to increase our unit case volume and net operating revenues in developed, developing and emerging markets. Our strong and stable bottling and distribution system helps us to capture growth by manufacturing, distributing and selling existing, enhanced and new innovative products to our consumers throughout the world.
The Coca-Cola system sold 29.6 billion, 29.2 billion and 29.3 billion unit cases of our products in 2018, 2017 and 2016, respectively. Sparkling soft drinks represented 69 percent of our worldwide unit case volume for each of 2018, 2017 and 2016. Trademark Coca-Cola accounted for 45 percent of our worldwide unit case volume for each of 2018, 2017 and 2016.
In 2018, unit case volume in the United States represented 18 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume, 62 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 43 percent of U.S. unit case volume.
Unit case volume outside the United States represented 82 percent of the Company's worldwide unit case volume for 2018. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and Japan, which together accounted for 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume, 70 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 46 percent of non-U.S. unit case volume.
Our five largest independent bottling partners based on unit case volume in 2018 were:

•
Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), which has bottling and distribution operations in Mexico (a substantial part of central Mexico, including Mexico City, as well as southeast and northeast Mexico), Guatemala (nationwide), Nicaragua (nationwide), Costa Rica (nationwide), Panama (nationwide), Colombia (most of the country), Venezuela (nationwide), Brazil (greater São Paulo, Campiñas, Santos, the state of Mato Grosso do Sul, the state of Paraná, the state of Santa Catarina, part of the state of Rio Grande do Sul, part of the state of Goiás, part of the state of Rio de Janeiro and part of the state of Minas Gerais), Argentina (federal capital of Buenos Aires and surrounding areas) and Uruguay (nationwide);

•
Coca-Cola European Partners plc ("CCEP"), which has bottling and distribution operations in Andorra, Belgium, continental France, Germany, Great Britain, Iceland, Luxembourg, Monaco, the Netherlands, Norway, Portugal, Spain and Sweden;

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

•
Arca Continental, S.A.B. de C.V., which has bottling and distribution operations in northern and western Mexico, northern Argentina, Ecuador, Peru, and the state of Texas and parts of the states of New Mexico, Oklahoma and Arkansas in the United States; and

•
Swire Beverages, which has bottling and distribution operations in 11 provinces and the Shanghai Municipality in the eastern and southern areas of mainland China, Hong Kong, Taiwan, and territories in 13 states in the western United States.

In 2018, these five bottling partners combined represented 40 percent of our total unit case volume.
Being a bottler does not create a legal partnership or joint venture between us and our bottlers. Our bottlers are independent contractors and are not our agents.
Bottler's Agreements
We have separate contracts, to which we generally refer as "bottler's agreements," with our bottling partners regarding the manufacture and sale of Company products. Subject to specified terms and conditions and certain variations, the bottler's agreements generally authorize the bottlers to prepare, package, distribute and sell Company Trademark Beverages in authorized containers in (but, subject to applicable local law, generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or Company-authorized suppliers. We typically agree to refrain from selling or distributing, or from authorizing third parties to sell or distribute, the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, we typically reserve for ourselves or our designee the right (1) to prepare and package such Company Trademark Beverages in such containers in the territory for sale outside the territory; (2) to prepare, package, distribute and sell such Company Trademark Beverages in the territory in any other manner or form (territorial restrictions on bottlers vary in some cases in accordance with local law); and (3) to handle certain key accounts (accounts that cover multiple territories).
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
In certain parts of the world outside the United States, we have not granted comprehensive beverage production and distribution rights to the bottlers. In such instances, we have authorized certain bottlers to (1) manufacture Company Trademark

Beverages for sale to other bottlers or (2) purchase Company Trademark Beverages from other bottlers for sale and distribution throughout their respective designated territories, often on a nonexclusive basis.
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
Certain U.S. bottlers, which were granted certain additional exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products (as defined by the CBAs) in connection with the refranchising of bottler territories that had previously been managed by Coca-Cola Refreshments ("CCR"), operate under "expanding bottler CBAs," under which the Company generally retained the rights to produce the applicable beverage products for territories not covered by specific manufacturing agreements and such bottlers purchase from the Company (or from Company-authorized manufacturing bottlers) substantially all of the finished beverage products needed in order to service the customers in these territories. The expanding bottler CBA has a term of 10 years and is renewable, in most cases by the bottler, and in some cases by the Company, indefinitely for successive additional terms of 10 years each and includes additional requirements that provide for, among other things, a binding national governance model, mandatory incidence pricing and certain core performance requirements. The Company also entered into manufacturing agreements that authorize certain expanding bottlers that have executed expanding bottler CBAs to manufacture certain beverage products for their own account and for supply to other bottlers. In addition, certain U.S. bottlers that were not granted additional exclusive territory rights converted or agreed to convert their legacy bottler's agreements to a form of CBA to which we sometimes refer as "non-expanding bottler CBA." This form of CBA has a term of 10 years and is renewable by the bottler indefinitely for successive additional terms of 10 years each and is substantially similar in most material respects to the expanding bottler CBA, including with respect to requirements for a binding national governance model and mandatory incidence pricing, but includes core performance requirements that vary in certain respects from those in the expanding bottler CBA.
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
Promotions and Marketing Programs
In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing support and/or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottler's or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist the bottlers. Likewise, in many instances, we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount provided by our Company to bottlers, resellers or other customers of our Company's products, principally for participation in promotional and marketing programs, was $4.3 billion in 2018.
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
Competition
The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. These include companies that, like our Company, compete in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling soft drinks; various water products, including flavored and enhanced waters; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy, sports and other performance-enhancing drinks; milk and other dairy-based drinks; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and other than ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc., is one of our primary competitors. Other significant competitors include, but are not limited to, Nestlé S.A., Keurig Dr Pepper Inc., Groupe Danone, Mondelēz International, Inc., The Kraft Heinz Company, Suntory Beverage & Food Limited and Unilever. We also compete against numerous regional and local companies and, increasingly, against smaller companies that are developing micro brands and selling them directly to consumers through e-commerce retailers and other e-commerce platforms. In addition, in some markets, we compete against retailers that have developed their own store or private label beverage brands.
Competitive factors impacting our business include, but are not limited to, pricing, advertising, sales promotion programs, in-store displays and point-of-sale marketing, product and ingredient innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment, contracting with marketing assets (theaters, sports arenas, universities, etc.) and brand and trademark development and protection.
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
In addition to water, the principal raw materials used in our business are nutritive and non-nutritive sweeteners. In the United States, the principal nutritive sweetener is high fructose corn syrup ("HFCS"), which is nutritionally equivalent to sugar. HFCS is available from numerous domestic sources and has historically been subject to fluctuations in its market price. The principal nutritive sweetener used by our business outside the United States is sucrose, i.e., table sugar, which is also available from numerous sources and has historically been subject to fluctuations in its market price. Our Company generally has not experienced any difficulties in obtaining its requirements for nutritive sweeteners. In the United States, we purchase HFCS to meet our and our bottlers' requirements with the assistance of Coca-Cola Bottlers' Sales & Services Company LLC ("CCBSS"). CCBSS is a limited liability company that is owned by authorized Coca-Cola bottlers doing business in the United States. Among other things, CCBSS provides procurement services to our Company and to our bottling partners for the purchase of various goods and services in the United States, including HFCS.
The principal non-nutritive sweeteners we use in our business are aspartame, acesulfame potassium, sucralose, saccharin, cyclamate and steviol glycosides. Generally, these raw materials are readily available from numerous sources. We purchase sucralose, which we consider a critical raw material, from suppliers in the United States and China. Our Company generally has not experienced major difficulties in obtaining its requirements for non-nutritive sweeteners, and we do not anticipate such difficulties in the future.
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
Patents, Copyrights, Trade Secrets and Trademarks
Our Company owns numerous patents, copyrights and trade secrets and other know-how and technology, which we collectively refer to in this report as "technology." This technology generally relates to beverage products and the processes for their production; packages and packaging materials; design and operation of processes and equipment useful for our business; and certain software. Some of the technology is licensed to suppliers and other parties. Trade secrets are an important aspect of our technology, and our sparkling beverage and other beverage formulae are among the important trade secrets of our Company.
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
In the United States, the safety, production, transportation, distribution, advertising, labeling and sale of our Company's products and their ingredients are subject to the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; privacy and personal data protection laws; and various other federal, state and local statutes and regulations. Outside the United States, our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements.
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
Employees
As of December 31, 2018 and 2017, our Company had approximately 62,600 and 61,800 employees, respectively, of which approximately 11,400 and 12,400, respectively, were located in the United States. Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2018, approximately 900 employees in North America were covered by collective bargaining agreements. These agreements have terms of three years to five years. We currently anticipate that we will be able to renegotiate such agreements on satisfactory terms when they expire.
The Company believes that its relations with its employees are generally satisfactory.
Available Information
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
The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: http://www.sec.gov.
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

If we do not address evolving consumer product and shopping preferences, our business could suffer.
Consumer product preferences have evolved and continue to evolve as a result of, among other things, health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened beverages and the perceived undesirability of artificial ingredients; shifting consumer demographics; changes in consumer tastes and needs coupled with a rapid expansion of beverage options; changes in consumer lifestyles; concerns regarding location of origin or source of ingredients and raw materials and the environmental and sustainability impact of the product manufacturing process; consumer emphasis on transparency related to our products and packaging; and competitive product and pricing pressures. In addition, in many of our markets, shopping patterns are being affected by the digital evolution, with consumers rapidly embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms. If we fail to address past changes in consumer product and shopping preferences, or do not successfully anticipate and prepare for future changes in such preferences, our share of sales, revenue growth and overall financial results could be negatively affected.
Increased competition could hurt our business.
We operate in the highly competitive nonalcoholic beverage segment of the commercial beverage industry. For additional information regarding the competitive environment in which we operate, including the names of certain of our significant competitors, refer to the heading "Competition" set forth in Part I, "Item 1. Business" of this report. Our ability to gain or maintain share of sales in the global market or in various local markets may be limited as a result of actions by competitors. Competitive pressures may cause us and our bottling partners to reduce prices we charge customers or may restrict our and our bottlers' ability to increase such prices in response to commodity and other cost increases. Such pressures may also increase marketing costs and in-store placement and slotting fees. In addition, the rapid growth of e‑commerce may create additional consumer price deflation by, among other things, facilitating comparison shopping. If we do not continuously strengthen our capabilities in marketing and innovation to maintain our brand loyalty and market share while we selectively expand into other profitable categories in the nonalcoholic beverage segment of the commercial beverage industry, our business could be negatively affected.
Water scarcity and poor quality could negatively impact the Coca-Cola system's costs and capacity.
Water is a main ingredient in substantially all of our products, is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. It also is critical to the prosperity of the communities we serve. Water is a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing demand for food and other consumer and industrial products whose manufacturing processes require water, increasing pollution, poor management, sociopolitical tensions due to lack of public infrastructure in certain areas of the world and the effects of climate change. As the demand for water continues to increase around the world, and as water becomes scarcer and the quality of available water deteriorates, the Coca-Cola system may incur higher costs or face capacity constraints and the possibility of reputational damage, which could adversely affect our profitability or net operating revenues in the long run.
Increased demand for food products and decreased agricultural productivity may negatively affect our business.
We and our bottling partners use in the manufacture of our beverage products a number of key ingredients that are derived from agricultural commodities such as sugarcane, corn, sugar beets, citrus, coffee and tea. Increased demand for food products and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns and other factors may limit the availability or increase the cost of such agricultural commodities and could impact the food security of communities around the world. If we are unable to implement programs focused on economic opportunity and environmental sustainability to address these agricultural challenges and fail to make a strategic impact on food security through joint efforts with bottlers, farmers, communities, suppliers and key partners, as well as through our increased and continued investment in sustainable agriculture, our ability to source raw materials for use in our manufacturing processes and the affordability of our products and ultimately our business and results of operations could be negatively impacted.
Product safety and quality concerns could negatively affect our business.
Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of all of our products. We have rigorous product safety and quality standards, which we expect our operations as well as our bottling partners to meet. However, despite our strong commitment to product safety and quality, we or our bottling partners may not always meet these standards, particularly as we expand our product offerings through innovation or acquisitions into beverage categories, such as value-added dairy and plant-based beverages, that are beyond our traditional range of beverage products. If we or our bottling partners fail to comply with applicable product safety and quality standards, or if our beverage products taken to the market are or become contaminated or adulterated by any means, we may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could cause our business to suffer.

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
Achieving our business growth objectives depends in part on our ability to evolve and improve our existing beverage products through innovation and to successfully develop, introduce and market new beverage products. The success of our innovation activities in turn depends on our ability to correctly anticipate customer and consumer acceptance and trends; obtain, maintain and enforce necessary intellectual property protections; and avoid infringing on the intellectual property rights of others. If we are not successful in our innovation activities, we may not be able to achieve our growth objectives, which may have a negative impact on our financial results.
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
Like most major corporations, the Company's information systems are a target of attacks. In addition, third-party providers of data hosting or cloud services, as well as our bottling partners, distributors, joint venture partners or suppliers, may experience cybersecurity incidents that may involve data we share with them. Although the incidents that we have experienced to date have not had a material effect on our business, financial condition or results of operations, there can be no assurance that such incidents will not have a material adverse effect on us in the future. In order to address risks to our information systems, we continue to make investments in personnel, technologies, cyber insurance and training of Company personnel. The Company maintains an information risk management program which is supervised by information technology management and reviewed by a cross-functional committee. As part of this program, reports that include analysis of emerging risks as well as the Company's plans and strategies to address them are regularly prepared and presented to senior management and the Audit Committee of the Board of Directors.
If we fail to comply with personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which could negatively affect our business and operating results.
In the ordinary course of our business, we receive, process, transmit and store information relating to identifiable individuals ("personal data"), primarily employees and former employees. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws have been subject to frequent changes, and new legislation in this area may be enacted in other jurisdictions at any time. In the European Union ("EU"), the General Data Protection Regulation ("GDPR") became effective on May 25, 2018 for all member states. The GDPR includes operational requirements for companies receiving or processing personal data of EU residents that are partially different from those that had previously been in place and includes significant penalties for noncompliance. The changes introduced by the GDPR, as well as any other changes to existing personal data protection laws and the introduction of such laws in other jurisdictions, have subjected and may continue in the future to subject the Company to, among other things, additional costs and expenses and have required and may in the future require costly changes to our business practices and security systems, policies, procedures and practices. There is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of the GDPR and/or of other personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.
If we are not successful in our efforts to digitize the Coca-Cola system, our financial performance will be negatively affected.
The digital evolution is affecting how we interact with consumers, customers, suppliers, bottlers and other business partners and stakeholders. We believe that our future success will depend in part on our ability to adapt to and thrive in the digital environment. Therefore, one of our top priorities is to digitize the Coca-Cola system by, among other things, creating more relevant and more personalized experiences wherever our system interacts with consumers, whether in a digital environment or through digital devices in an otherwise physical environment; finding ways to create more powerful digital tools and capabilities for the Coca‑Cola system's retail customers to enable them to grow their businesses; and digitizing operations through the use of data, artificial intelligence, automation, robotics and digital devices to increase efficiency and productivity. If we are not successful in our efforts to digitize the Coca-Cola system, our ability to increase sales and reduce costs may be negatively affected and the cost and expenses we have incurred or may incur in connection with our digitization initiatives may adversely impact our financial performance.
Changes in the retail landscape or the loss of key retail or foodservice customers could adversely affect our financial performance.
Our industry is being affected by the trend toward consolidation in and blurring of the lines between retail channels, particularly in Europe and the United States. Larger retailers may seek lower prices from us and our bottling partners, may demand increased marketing or promotional expenditures, and may be more likely to use their distribution networks to introduce and develop private label brands, any of which could negatively affect the Coca-Cola system's profitability. In addition, in developed markets discounters and value stores are growing at a rapid pace, while in emerging and developing markets modern trade is growing at a faster pace than traditional trade outlets. Our industry is also being affected by the rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, which may result in a shift away from physical retail operations to digital channels. As we build the Coca-Cola system's e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. If we are unable to successfully adapt to the rapidly changing retail landscape, including the rapid growth in digital commerce, our share of sales, volume growth and overall financial results could be negatively affected. In addition, our success depends in part on our ability to maintain good relationships with key retail and foodservice customers. The loss of one or more of our key retail or foodservice customers could have an adverse effect on our financial performance.
If we are unable to expand our operations in emerging and developing markets, our growth rate could be negatively affected.
Our success depends in part on our ability to grow our business in emerging and developing markets, which in turn depends on economic and political conditions in those markets and on our ability to work with local bottlers to make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Additionally, we rely on local availability of talented management and employees to establish and manage our operations in these markets. Scarcity or heavy competition for talented employee resources could impede our abilities in such markets. Moreover, the supply of our products in emerging and developing markets must match consumers' demand for those products. Due to product price, limited purchasing power and cultural differences, there can be no assurance that our products will be accepted in any particular emerging or developing market.
Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2018, we used 72 functional currencies in addition to the U.S. dollar and derived $20.5 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. For information regarding the estimated impact of currency fluctuations on our consolidated and operating segment net operating revenues for 2018 and 2017, refer to the heading "Operations Review — Net Operating Revenues" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. Because of the geographic diversity of our operations, weaknesses in some currencies may be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could materially affect our financial results.
If interest rates increase, our net income could be negatively affected.
We maintain levels of debt that we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. When and to the extent appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. However, our financial risk management program may not be successful in reducing the risks inherent in exposures to interest rate fluctuations. Our interest expense may also be affected by our credit ratings. In assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as the consolidated balance sheet and other financial information of the Company. In addition, some credit rating agencies also consider financial information of certain of our major bottlers. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure; our major bottlers' financial performance; changes in the credit rating agencies' methodology in assessing our credit strength; the credit agencies' perception of the impact of credit market conditions on our or our major bottlers' current or future financial performance and financial condition; or for any other reason, our cost of borrowing could increase. Additionally, if the credit ratings of certain bottlers in which we have equity method investments were to be downgraded, such bottlers' interest expense could increase, which would reduce our equity income.
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
Our annual tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have a material effect on our financial statements for the period or periods for which the applicable final determinations are made and for periods for which the statute of limitations is open. For instance, the United States Internal Revenue Service ("IRS") is seeking to increase our U.S. taxable income for tax years 2007 through 2009 by an amount that creates a potential additional U.S. federal income tax liability of approximately $3.3 billion for that period, plus interest. If this income tax dispute were to be ultimately determined adversely to us, any additional taxes, interest and potential penalties in the litigated or subsequent years could have a material adverse impact on the Company's financial position, results of operations and cash flows. Any such adjustments related to years prior to 2018, either in the litigation period or later, may have an impact on the transition tax payable as part of the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"). For additional information regarding this income tax dispute, refer to Note 12 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report.
The Tax Reform Act, which was signed into law on December 22, 2017, significantly affected U.S. income tax law by changing how the United States imposes income tax on multinational corporations. As permitted by Staff Accounting Bulletin No. 118 ("SAB 118"), we recorded an original provisional estimate of the effect of the Tax Reform Act in our 2017 consolidated financial statements and have subsequently finalized our accounting analysis based on the guidance, interpretations and data available as of December 31, 2018. For additional information regarding the Tax Reform Act and the final tax amounts recorded in our consolidated financial statements, refer to the heading "Critical Accounting Policies and Estimates — Income Taxes" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.
Increased or new indirect taxes in the United States and throughout the world could negatively affect our business.
Our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as "indirect taxes," including import duties, tariffs, excise taxes, sales or value-added taxes, taxes on sugar-sweetened beverages, property taxes and payroll taxes, in many of the jurisdictions in which we operate, including indirect taxes imposed by state and local governments. In addition, in the past, the U.S. Congress considered imposing a federal excise tax on beverages sweetened with sugar, HFCS or other nutritive sweeteners and may consider similar proposals in the future. As federal, state and local governments in the United States and throughout the world experience significant budget deficits, some lawmakers have singled out beverages among a plethora of revenue-raising items and have imposed or increased, or proposed to impose or increase, sales or similar taxes on beverages, particularly sugar-sweetened beverages. Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable, which may negatively impact our net operating revenues and profitability.
If we do not realize the economic benefits we anticipate from our productivity and reinvestment program or are unable to successfully manage its possible negative consequences, our business operations could be adversely affected.
We believe that improved productivity is essential to achieving our long-term growth objectives and, therefore, a leading priority of our Company is to design and implement the most effective and efficient business model possible. For information regarding our productivity and reinvestment program, refer to Note 19 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report. We have incurred, and we expect will continue to incur, significant costs and expenses in connection with our productivity and reinvestment program and associated initiatives. If we are unable to implement some or all of these productivity and reinvestment initiatives fully or in the envisioned timeframe, or we otherwise do not timely capture the efficiencies, cost savings and revenue growth opportunities we anticipate from these initiatives, our results of operations for future periods could be negatively affected. In addition, some of the actions we are taking in furtherance of our productivity and reinvestment initiatives may become a distraction for our managers and employees and may disrupt our ongoing business operations; cause deterioration in employee morale which may make it more difficult for us to retain or attract qualified managers and employees; disrupt or weaken the internal control structures of the affected business operations; and give rise to negative publicity which could affect our corporate reputation. If we are unable to successfully manage the possible negative consequences of our productivity and reinvestment initiatives, our business operations could be adversely affected.
If we are unable to attract or retain a highly skilled and diverse workforce, our business could be negatively affected.
The success of our business depends on our ability to attract, train, develop and retain a highly skilled and diverse workforce. We may not be able to successfully compete for, attract and retain the high-quality and diverse employee talent we want and our future business needs may require, such as employees with e-commerce, social media and digital marketing and advertising skills and capabilities. Changes in immigration laws and policies could also make it more difficult for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs. In addition, the unexpected loss of experienced and highly skilled associates due to insecurity resulting from our ongoing productivity initiatives, organizational changes and changes in compensation structure could deplete our institutional knowledge base and erode our competitiveness. Any of the foregoing could have a negative impact on our business.
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
We and our bottling partners use various ingredients in our business, including HFCS, sucrose, aspartame, acesulfame potassium, sucralose, saccharin, cyclamate, steviol glycosides, ascorbic acid, citric acid, phosphoric acid, caffeine and caramel color; other raw materials such as orange and other fruit juice and juice concentrates; packaging materials such as PET, bio-based PET and recycled PET for bottles; and aluminum cans and other containers. For additional information regarding ingredients, other raw materials, packaging materials and containers we use in our business, refer to the heading "Raw Materials" set forth in Part I, "Item 1. Business" of this report. The prices for these ingredients, other raw materials, packaging materials, aluminum cans and other containers fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners' ingredients, other raw materials, packaging materials, aluminum cans and other containers to the extent they cannot be recouped through increases in the prices of finished beverage products, could increase our and our bottling partners' operating costs and reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials, packaging materials, aluminum cans and other containers could affect affordability in some markets and reduce Coca-Cola system sales. In addition, some of our ingredients, such as aspartame, acesulfame potassium, sucralose, saccharin and ascorbic acid, as well as some packaging containers, such as aluminum cans, are available from a limited number of suppliers, and certain other ingredients are available from only one source each. Furthermore, some of our suppliers are located in countries experiencing political or other risks. We and our bottling partners may not be able to maintain favorable arrangements and relationships with these suppliers, and our contingency plans may not be effective in preventing disruptions that may arise from shortages of any ingredient that is available from a limited number of suppliers or from only one source.
The citrus industry is impacted by the variability of weather conditions and by greening disease, which affect the supply of orange juice and orange juice concentrate, which are important raw materials for our business. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice and orange juice concentrate throughout the industry. In addition, greening disease is reducing the number of citrus trees and increasing grower costs and prices. Adverse weather conditions may affect the supply of other agricultural commodities from which key ingredients for our products are derived. For example, drought conditions in certain parts of the United States or in other major corn-producing areas of the world may negatively affect the supply of corn, which in turn may result in shortages of and higher prices for HFCS.
An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, packaging materials, aluminum cans and other containers that may be caused by a deterioration of our or our bottling partners' relationships with suppliers; by supplier quality and reliability issues; by trade disruptions, changes in supply chain and increases in tariffs that may be caused by the United Kingdom's impending withdrawal from the European Union, commonly referred to as "Brexit;" or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like could negatively impact our net operating revenues and profits.
Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.
We and our bottlers currently offer nonrefillable recyclable containers in the United States and in various other markets around the world. Legal requirements have been enacted in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. Other proposals relating to beverage container deposits, recycling, tethered bottle caps, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere. Consumers' increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in any of the major markets in which we operate, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues and profitability.
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
For example, under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the exposure falls under an established safe harbor level. For additional information regarding Proposition 65, refer to the heading "Governmental Regulation" set forth in Part I, "Item 1. Business" of this report. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets.
Unfavorable general economic conditions in the United States could negatively impact our financial performance.
In 2018, our net operating revenues in the United States were $11.3 billion, or 36 percent, of our total net operating revenues. Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, our beverages in our flagship market. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private label brands. Softer consumer demand for our beverages in the United States could reduce our profitability and could negatively affect our overall financial performance.
Unfavorable economic and political conditions in international markets could hurt our business.
We derive a significant portion of our net operating revenues from sales of our products in international markets. In 2018, our operations outside the United States accounted for $20.5 billion, or 64 percent, of our total net operating revenues. Unfavorable economic conditions and financial uncertainties in our major international markets, including uncertainties surrounding Brexit, and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers' purchasing power, thereby reducing demand for our products. Product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders, price controls, limitation on profits, retaliatory tariffs, import authorization requirements and other restrictions on business activities which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries or otherwise, could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it impossible for us to continue to make sales to bottlers in such countries. The imposition of retaliatory sanctions against U.S. multinational corporations by countries that are or may become subject to U.S. trade sanctions, or the delisting of our branded products by retailers in various countries in reaction to U.S. trade sanctions or other governmental action or policy, could also negatively affect our business.
Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
We are party to various litigation claims and legal proceedings in the ordinary course of business, including, but not limited to, litigation claims and legal proceedings arising out of our advertising and marketing practices, product claims and labels, intellectual property and commercial disputes, and environmental and employment matters. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates.
We conduct business in markets with high-risk legal compliance environments, which exposes us to increased legal and reputational risk.
We have bottling and other business operations in markets with high-risk legal compliance environments. Our policies and procedures require strict compliance by our associates and agents with all United States and local laws and regulations and consent orders applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, our policies, procedures and related training programs may not always ensure full compliance by our associates and agents with all applicable legal requirements. Improper conduct by our associates or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines as well as disgorgement of profits.
If our third-party service providers and business partners do not satisfactorily fulfill their commitments and responsibilities, our financial results could suffer.
In the conduct of our business, we rely on relationships with third parties, including cloud data storage and other information technology service providers, suppliers, distributors, contractors, joint venture partners and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party service providers and business partners are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems and employee failures, and are subject to legal, regulatory and market risks of their own. Our third-party service providers and business partners may not fulfill their respective commitments and responsibilities in a timely manner and in accordance with the agreed upon terms. In addition, while we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk. If we are unable to effectively manage our third-party relationships, or for any reason our third-party service providers or business partners fail to satisfactorily fulfill their commitments and responsibilities, our financial results could suffer.
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
If negative publicity, whether or not warranted, concerning product safety or quality, human and workplace rights, obesity or other issues damages our brand image, corporate reputation and social license to operate, our business may suffer.
Our success depends in large part on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions, and maintain our corporate reputation and social license to operate. However, our continuing investment in advertising and marketing and our strong commitment to product safety and quality and human rights may not have the desired impact on our products' brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In some emerging markets, the production and sale of counterfeit or "spurious" products, which we and our bottling partners may not be able to fully combat, may damage the image and reputation of our products. In addition, from time to time, we and our executives engage in public policy endeavors that are either directly related to our products and packaging or to our business operations and the general economic climate affecting the Company. These engagements in public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships could subject us to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations we sponsor or support financially or through in-kind contributions. Likewise, campaigns by activists connecting us, or our bottling system or supply chain, with human and workplace rights issues, whether actual or perceived, could adversely impact our corporate image and reputation. Additionally, negative postings or comments on social media or networking websites about the Company or one of its brands, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of our brands or the Company. Furthermore, in June 2011, the United Nations Human Rights Council endorsed the Guiding Principles on Business and Human Rights, which outlines how businesses should implement the corporate responsibility to respect human rights principles included in the United Nations "Protect, Respect and Remedy" framework on human rights. Through our Human Rights Policy, Code of Business Conduct and Supplier Guiding Principles, and our participation in the United Nations Global Compact, as well as our active participation in the Global Business Initiative on Human Rights, we made a number of commitments to respect all human rights. Allegations, even if untrue, that we are not respecting one or more of the 30 human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could negatively affect our Company's overall reputation and brand image, which in turn could have a negative impact on our products' acceptance by consumers. In addition, if we fail to protect our associates' and our supply chain employees' human rights, or inadvertently discriminate against any group of associates or hiring prospects, our ability to hire and retain the best talent will be diminished, which could have an adverse impact on our overall business.
Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.
Our Company's business is subject to various laws and regulations in the numerous countries throughout the world in which we do business, including laws and regulations relating to competition, product safety, advertising and labeling, container deposits, recycling and product stewardship, the protection of the environment, and employment and labor practices. For additional information regarding laws and regulations applicable to our business, refer to the heading "Governmental Regulation" set forth in Part I, "Item 1. Business" of this report. Changes in applicable laws or regulations or evolving interpretations thereof, including increased or additional regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, to discourage the use of plastic, including regulations relating to recovery and/or disposal of plastic packaging materials due to environmental concerns, or to limit or impose additional costs on commercial water use due to local water scarcity concerns, may result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability, or may impede the production, distribution, marketing and sale of our products, which could affect our net operating revenues. In addition, failure to comply with environmental, health or safety requirements, privacy laws and regulations, U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in litigation, the assessment of damages, the imposition of penalties, suspension of production or distribution, costly changes to equipment or processes due to required corrective action, or a cessation or interruption of operations at our or our bottling partners' facilities, as well as damage to our or our bottling partners' image and reputation, all of which could harm our or our bottling partners' profitability.

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
Many of our associates at our key manufacturing locations and bottling plants are covered by collective bargaining agreements. While we generally have been able to renegotiate collective bargaining agreements on satisfactory terms when they expire and regard our relations with associates and their representatives as generally satisfactory, negotiations may nevertheless be challenging, as the Company must have competitive cost structures in each market while meeting the compensation and benefits needs of our associates. If we are unable to renew collective bargaining agreements on satisfactory terms, our labor costs could increase, which could affect our profit margins. In addition, many of our bottling partners' employees are represented by labor unions. Strikes, work stoppages or other forms of labor unrest at any of our major manufacturing facilities or at our bottling operations' or our major bottlers' plants could impair our ability to supply concentrates and syrups to our bottling partners or our bottlers' ability to supply finished beverages to customers, which could reduce our net operating revenues and could expose us to customer claims. Furthermore, from time to time we and our bottling partners restructure manufacturing and other operations to improve productivity. Restructuring activities and the announcement of plans for future restructuring activities may result in a general increase in insecurity among some Company associates and some employees in other parts of the Coca-Cola system, which may have negative impacts on employee morale, work performance, escalation of grievances and the negotiation of collective bargaining agreements. If these labor relations are not effectively managed at the local level, they could escalate in the form of corporate campaigns supported by the labor organizations and could negatively affect our Company's overall reputation and brand image, which in turn could have a negative impact on our products' acceptance by consumers.
We may be required to recognize impairment charges that could materially affect our financial results.
We assess our noncurrent assets, including trademarks, bottler franchise rights, goodwill and other intangible assets, equity method investments and other long-lived assets, as and when required by accounting principles generally accepted in the United States to determine whether they are impaired and, if they are, we record appropriate impairment charges. Our equity method investees also perform similar recoverability and impairment tests, and we record our proportionate share of impairment charges recorded by them adjusted, as appropriate, for the impact of items such as basis differences, deferred taxes and deferred gains. It is possible that we may be required to record significant impairment charges or our proportionate share of significant impairment charges recorded by equity method investees in the future and, if we do so, our net income could be materially adversely affected.
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
From time to time we acquire or take control of bottling operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. In addition, we routinely evaluate opportunities to acquire other businesses or brands to expand our beverage portfolio and capabilities. We may incur unforeseen liabilities and obligations in connection with acquiring, taking control of or managing acquired bottling operations, other businesses or brands and may encounter unexpected difficulties and costs in restructuring and integrating them into our Company's operating and internal control structures. We may also experience delays in extending our Company's internal control over financial reporting to newly acquired or controlled bottling operations or other newly acquired businesses, which may increase the risk of failure to prevent misstatements in their financial records and in our consolidated financial statements. Our financial performance depends in large part on how well we can manage and improve the performance of Company-owned or -controlled bottling operations and other acquired businesses or brands. However, we may not be able to achieve our strategic and financial objectives for such bottling operations or other acquisitions. If we are unable to achieve such objectives, our consolidated results could be negatively affected.
If we do not successfully manage our refranchising activities, our business and results of operations could be adversely affected.
As part of our strategic initiative to refocus on our core business of building brands and leading our system of bottling partners, we continue to seek opportunities to refranchise Company-owned or -controlled bottling operations. Our refranchising activities require significant attention and effort on the part of, and therefore may be a distraction for, senior management. If we are unable to complete future refranchising transactions on our expected timetable and on terms and conditions favorable to us; our refranchising partners are not efficient and aligned with our long-term vision for the Coca-Cola system; or we are unable to maintain good relationships with the refranchised bottling operations, our business and results of operations could be adversely affected.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.  PROPERTIES
Our worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes our 621,000 square foot headquarters building and an 870,000 square foot building in which our North America group's main offices are located. The complex also includes several other buildings, including our 264,000 square foot Coca-Cola Plaza building, technical and engineering facilities and a reception center. We also own an office and retail building at 711 Fifth Avenue in New York, New York. These properties, except for the North America group's main offices, are included in Corporate. The North America group's main offices are included in the North America operating segment.
We own or lease additional facilities, real estate and office space throughout the world which we use for administrative, manufacturing, processing, packaging, storage, warehousing, distribution and retail operations. These properties are generally included in the geographic operating segment in which they are located.
The following table summarizes our principal production, distribution and storage facilities by operating segment and Corporate as of December 31, 2018:

	Principal Concentrate and/or Syrup Plants		Principal Beverage Manufacturing/Bottling Plants		Distribution and Storage Warehouses
	Owned	Leased	Owned	Leased	Owned	Leased
Europe, Middle East & Africa	6	—	—	—	—	1
Latin America	5	—	—	—	2	6
North America	11	—	9	1	—	41
Asia Pacific	6	—	—	—	2	9
Bottling Investments	—	—	45	5	64	69
Corporate	3	—	—	—	—	7
Total[1]	31	—	54	6	68	133
1 Does not include 36 owned and 2 leased principal beverage manufacturing/bottling plants and 23 owned and 30 leased distribution and storage warehouses related to our discontinued operations.
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
ITEM 3.  LEGAL PROCEEDINGS
The Company is involved in various legal proceedings, including the proceedings specifically discussed below. Management believes that, except as disclosed in U.S. Federal Income Tax Dispute below, the total liabilities of the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Company taken as a whole.
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
U.S. Federal Income Tax Dispute
On September 17, 2015, the Company received a Statutory Notice of Deficiency ("Notice") from the IRS for the tax years 2007 through 2009, after a five-year audit. In the Notice, the IRS claimed that the Company's United States taxable income should be increased by an amount that creates a potential additional federal income tax liability of approximately $3.3 billion for the period, plus interest. No penalties were asserted in the Notice. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing and promotion of products in overseas markets.
During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to

1987. The closing agreement provided prospective penalty protection conditioned on the Company’s continued adherence to the prescribed methodology absent change in material facts or circumstances and relevant federal tax law. Although the IRS subsequently asserted, without explanation, that material facts and circumstances and relevant federal tax law had changed, it has not asserted penalties. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
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
The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018. The Company and the IRS filed and exchanged final post-trial briefs in February 2019. It is not known how much time will elapse thereafter prior to the issuance of the Court's decision. In the interim, or subsequent to the Tax Court's decision, the IRS may propose similar adjustments for years subsequent to the 2007-2009 litigation period. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the U.S. Tax Court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice ultimately could be sustained. In that event, the Company will be subject to significant additional liabilities for the years at issue and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations and cash flows. Any such adjustments related to years prior to 2018, either in the litigation period or later, may have an impact on the transition tax payable as part of the Tax Reform Act.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE COMPANY
The following are the executive officers of our Company as of February 21, 2019:
Manuel Arroyo, 51, is President of the Asia Pacific Group. Mr. Arroyo first joined the Company in 1995 in Madrid in brand management and served in roles of increasing responsibility with the Company until his appointment as General Manager for Spain in 2004, a position which he held until 2006. Mr. Arroyo served as President of the South East and West Asia business unit from 2006 to 2010 and as President of the ASEAN business unit from 2010 to August 2014. Mr. Arroyo served as Senior Vice President and President, Asia Pacific, of S.C. Johnson & Son, Inc., a multinational consumer product manufacturer, from September 2014 to May 2015, and as Chief Executive Officer of Deoleo, S.A., a Spanish multinational olive oil processing company, from May 2015 until September 2016. Mr. Arroyo returned to the Company as General Manager for Iberia in February 2017 and was appointed President of the Mexico business unit in July 2017, a position in which he served until his appointment as President of the Asia Pacific Group effective January 1, 2019.
Francisco Crespo, 53, is Senior Vice President and Chief Growth Officer of the Company. Mr. Crespo first joined the Company in 1989 in Ecuador, where he held a variety of operations roles. In 1992, Mr. Crespo was appointed Marketing Manager for Peru. In June 1995, he became Channel Marketing Manager in Argentina, and then held the role of Operations Manager for Coca-Cola de Argentina S.A. from July 1996 until his secondment to Coca-Cola FEMSA de Buenos Aires S.A. in July 1998, where he served as Commercial Director in Argentina until June 2000. He rejoined the Company as General Manager of Coca‑Cola de Chile S.A. in July 2000 and served in that capacity until July 2003. Mr. Crespo served as Vice President of Operations for the Brazil business unit from August 2003 to November 2005 and as President of the South Latin business unit, where he managed operations in Argentina, Bolivia, Chile, Paraguay, Peru and Uruguay, from December 2005 to December 2012. He was appointed President of the Company's Mexico business unit in January 2013 and served in that capacity until his appointment as Chief Growth Officer and election as Senior Vice President of the Company effective May 1, 2017.
James L. Dinkins, 56, is Senior Vice President of the Company and President, Coca-Cola North America. Mr. Dinkins joined the Company in 1988, serving in various account management, marketing and field sales roles with Coca-Cola USA until July 1999. He rejoined the Company in August 2002 as Managing Director, NCAA Sports, and held positions of increasing responsibility in the Coca-Cola Foodservice and On-Premise business of Coca-Cola North America. From November 2010 to April 2014, he served as President, 7-Eleven Global Customer Team, and from April 2014 to August 2014, he served as Senior Vice President, National Retail Sales for select grocery, club and convenience retail customers. From August 2014 to May 2017, he served as Chief Retail Sales Officer for Coca-Cola North America. From May 2017 to December 2017, he served as President of the Minute Maid business unit and Chief Retail Sales Officer for Coca-Cola North America. Mr. Dinkins was appointed President of Coca-Cola North America and elected Senior Vice President of the Company effective January 1, 2018.
Bernhard Goepelt, 56, is Senior Vice President and General Counsel of the Company. Mr. Goepelt joined the Company in 1992 as Legal Counsel for the German Division. In 1997, he was appointed Legal Counsel for the Middle and Far East Group, and in 1999 was appointed Division Counsel, Southeast and West Asia Division, based in Thailand. In 2003, Mr. Goepelt was appointed Group Counsel for the Central Europe, Eurasia and Middle East Group. In 2005, he assumed the position of General Counsel for Japan and China, and in 2007, Mr. Goepelt was appointed General Counsel, Pacific Group. In April 2010, he was appointed Associate General Counsel, Global Marketing, Commercial Leadership & Strategy, and in September 2010, he took on the additional responsibility of General Counsel for the Pacific Group. In addition to his functional responsibilities, he also managed the administration of the Legal Division. Mr. Goepelt was elected Senior Vice President and General Counsel of the Company in December 2011. Mr. Goepelt's management responsibilities were expanded in January 2016 to include the Company's Strategic Security function.
Muhtar Kent, 66, is Chairman of the Board of Directors of the Company. Mr. Kent joined the Company in 1978 and held a variety of marketing and operations roles throughout his career with the Company. In 1985, he was appointed General Manager of Coca-Cola Turkey and Central Asia. From 1989 to 1995, Mr. Kent served as President of the East Central Europe Division and Senior Vice President of Coca-Cola International. Between 1995 and 1998, he served as Managing Director of Coca-Cola Amatil Limited-Europe, covering bottling operations in 12 countries, and from 1999 until 2005, he served as President and Chief Executive Officer of Efes Beverage Group, a diversified beverage company with Coca-Cola and beer operations across Southeast Europe, Turkey and Central Asia. Mr. Kent rejoined the Company in May 2005 as President and Chief Operating Officer, North Asia, Eurasia and Middle East Group, an organization serving a broad and diverse region that included China, Japan and Russia. He was appointed President, Coca-Cola International in January 2006 and was elected Executive Vice President of the Company in February 2006. He was elected President and Chief Operating Officer of the Company in December 2006 and was elected to the Board of Directors in April 2008. Mr. Kent was elected Chief Executive Officer of the Company in July 2008, and was elected Chairman of the Board of Directors of the Company in April 2009. He served as President of the Company until August 2015 and as Chief Executive Officer of the Company through April 30, 2017. In December 2018, Mr. Kent provided notice to the Company of his intention to not stand for re-election at the Company's 2019

Annual Meeting of Shareowners and to retire from the position of Chairman of the Board of Directors of the Company on the date of such meeting.
Nikos Koumettis, 54, is President of the Europe, Middle East and Africa Group. Mr. Koumettis joined the Company in January 2001 as Southeast Mediterranean Region General Manager for Greece and Cyprus. Mr. Koumettis served as President of the Adriatic and Balkans business unit from January 2003 to June 2008, as President of Coca-Cola Ltd. based in Canada from June 2008 to April 2011, and as President of the Central and Southern Europe business unit from April 2011 to April 2016. In April 2016, Mr. Koumettis was appointed President of the Central and Eastern Europe business unit based in Athens and continued in that position until his appointment as President of the Europe, Middle East and Africa Group effective January 1, 2019.
Robert Long, 61, is Senior Vice President and Chief Innovation Officer of the Company. Mr. Long joined the Company in April 2004 as Vice President, Global Packaging Platforms. In October 2007, he moved to Japan to lead research and development for Japan, a position he held until coming to Coca-Cola North America in August 2010 to lead research and development. In October 2012, he also assumed North America responsibility for Technical Governance (Quality, Environment, Safety and Scientific & Regulatory Affairs). Mr. Long served as Vice President, Research and Development, of the Company from December 2016 until his appointment as Chief Innovation Officer and election as Senior Vice President of the Company effective May 1, 2017.
Jennifer K. Mann, 46, is Senior Vice President, Chief People Officer and President, Global Ventures, of the Company. Ms. Mann joined the Company in 1997 as Manager in the National Customer Support Division of Coca-Cola North America. She served as Vice President and General Manager of Coca-Cola Freestyle from June 2012 until October 2015, when she was appointed Chief of Staff for James Quincey, then President and Chief Operating Officer of the Company. Ms. Mann was appointed Chief People Officer and elected Senior Vice President of the Company effective May 1, 2017 and continued to serve as Chief of Staff for the Chief Executive Officer of the Company until October 2018. Ms. Mann was appointed to the additional position of President, Global Ventures, of the Company effective January 1, 2019.
John Murphy, 57, is Senior Vice President and Deputy Chief Financial Officer of the Company. Mr. Murphy joined the Company in 1988 as an International Internal Auditor. In 1991, he moved to Coca-Cola Japan and served as Executive Assistant to the Chief Financial Officer. Mr. Murphy served in various finance, planning and operations roles with expanded responsibilities at Coca-Cola Japan and subsequently worked for F&N Coca-Cola Ltd., the Coca-Cola bottling partner in Singapore. He rejoined the Company in 1996 as Region Manager in Indonesia. From March 2000 to November 2000, Mr. Murphy served as Vice President of Business Systems in Coca-Cola North America, and from December 2000 to May 2003, he served as Executive Vice President and Chief Financial Officer of Coca-Cola Japan. From June 2003 to May 2005, he served as Deputy President of Coca-Cola Japan, and in June 2005, he was appointed Vice President of Strategic Planning of the Company, a position he held until he became President of the Latin Center business unit in October 2008. Mr. Murphy was appointed President of the South Latin business unit in January 2013 and served in that role until his appointment to the position of President of the Asia Pacific Group in August 2016. Mr. Murphy was elected Senior Vice President and Deputy Chief Financial Officer of the Company effective January 1, 2019. In October 2018, Mr. Murphy was elected Executive Vice President and Chief Financial Officer of the Company with effect on March 16, 2019.
Beatriz Perez, 49, is Senior Vice President and Chief Communications, Public Affairs, Sustainability and Marketing Assets Officer of the Company. Ms. Perez joined the Company in 1996 and has served in various roles of increasing responsibility in brand and marketing management, field operations, sustainability, public affairs and communications. From April 2010 to June 2011, she served as Chief Marketing Officer for Coca-Cola North America. She served as the Company's first Chief Sustainability Officer from July 2011 to April 2017, and as Vice President, Global Partnerships and Licensing, Retail and Attractions from July 2016 to April 2017. Ms. Perez was appointed Chief Public Affairs, Communications and Sustainability Officer of the Company effective May 1, 2017 (Ms. Perez's functional title was subsequently changed to Chief Communications, Public Affairs, Sustainability and Marketing Assets Officer). Ms. Perez was elected Vice President of the Company in July 2011 and served in that capacity until her election as Senior Vice President of the Company effective May 1, 2017.
Nancy Quan, 52, is Senior Vice President and Chief Technical Officer of the Company. Ms. Quan joined the Company in May 2007 as R&D General Manager for the Europe and Eurasia Group. Ms. Quan served as Vice President, Innovation, of the Company from April 2008 to January 2010, as Vice President, R&D, for the Pacific Group from January 2010 to January 2012, and as Global R&D Officer for the Company from January 2012 to July 2016. Ms. Quan was appointed Chief Technical Officer of Coca-Cola North America in July 2016 and continued in that position until her election as Senior Vice President and Chief Technical Officer of the Company effective January 1, 2019.
James Quincey, 54, is Chief Executive Officer and a Director of the Company. Mr. Quincey joined the Company in 1996 as Director, Learning Strategy for the Latin America Group. He went on to serve in a series of operational roles of increasing responsibility in Latin America, leading to his appointment as President of the South Latin Division in December 2003, a position in which he served until his appointment as President of the Mexico Division in December 2005. In October 2008, he

was named President of the Northwest Europe and Nordics business unit and served in that role until he was appointed President of the Europe Group in January 2013. He was elected President and Chief Operating Officer of the Company in August 2015 and President and Chief Executive Officer of the Company effective May 1, 2017. Mr. Quincey served as President until December 2018. Mr. Quincey was first elected to the Board of Directors of the Company in April 2017. In December 2018, the Board of Directors elected Mr. Quincey to serve as Chairman of the Board of Directors of the Company following Mr. Kent's retirement at the Company's 2019 Annual Meeting of Shareowners, contingent on Mr. Quincey's re-election as a Director at the 2019 Annual Meeting of Shareowners.
Alfredo Rivera, 57, is President of the Latin America Group. Mr. Rivera joined the Company in 1997 as a District Manager for Guatemala and El Salvador. In 1999, he was appointed Southeast Region Manager in the Brazil Division, serving in this role until December 2003. From January 2004 to August 2006, he served as General Manager for the Ecuador business. From September 2006 to December 2012, Mr. Rivera served as Sparkling Beverages General Manager for the Mexico business unit. In January 2013, he was appointed President of the Latin Center business unit and served in that role until his appointment to his current position in August 2016.
Barry Simpson, 58, is Senior Vice President and Chief Information and Integrated Services Officer of the Company. In 2008, Mr. Simpson joined the Coca-Cola system, where he served as Chief Information Officer of Coca-Cola Amatil Limited, a Coca-Cola bottler based in Sydney, Australia, until December 2015. He joined the Company in January 2016 as the head of Global Business Unit Information Technology Services. Mr. Simpson was appointed Chief Information Officer in October 2016 and was elected Senior Vice President of the Company in December 2016. Effective January 1, 2019, Mr. Simpson's duties were expanded to include oversight of portions of the Company's Enabling Services organization and his title was changed to Senior Vice President and Chief Information and Integrated Services Officer of the Company.
Brian Smith, 63, is President and Chief Operating Officer of the Company. Mr. Smith joined the Company in 1997 as Latin America Group Manager for Mergers and Acquisitions, a role he held until July 2001. From 2001 to 2002, he worked as Executive Assistant to Brian Dyson, then Chief Operating Officer and Vice Chairman of the Company. Mr. Smith served as President of the Brazil Division from 2002 to 2008 and President of the Mexico business unit from 2008 through December 2012. Mr. Smith served as President of the Latin America Group from January 2013 to August 2016 and as President of the Europe, Middle East and Africa Group from August 2016 until his election as President and Chief Operating Officer of the Company effective January 1, 2019.
Kathy N. Waller, 60, is Executive Vice President and Chief Financial Officer of the Company. Ms. Waller joined the Company in 1987 as a senior accountant in the Accounting Research Department and has served in a number of accounting and finance roles of increasing responsibility. From July 2004 to August 2009, Ms. Waller served as Chief of Internal Audit. In December 2005, she was elected Vice President of the Company, and in August 2009, she was elected Controller. In August 2013, she became Vice President, Finance and Controller, assuming additional responsibilities for corporate treasury, corporate tax and finance capabilities, and served in that position until April 2014, when she was appointed Chief Financial Officer and elected Executive Vice President. Ms. Waller assumed expanded responsibility for the Company's strategic governance areas as President, Enabling Services, on May 1, 2017 and served in that capacity until December 31, 2018. In October 2018, the Company announced that Ms. Waller will retire from the Company on March 15, 2019.
All executive officers serve at the pleasure of the Board of Directors. There is no family relationship between any of the Directors or executive officers of the Company.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal United States market in which the Company's common stock is listed and traded is the New York Stock Exchange and the corresponding trading symbol is "KO."
While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
As of February 15, 2019, there were 206,575 shareowner accounts of record. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the subheading "Equity Compensation Plan Information" under the principal heading "Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 24, 2019 ("Company's 2019 Proxy Statement"), to be filed with the Securities and Exchange Commission, is incorporated herein by reference.
During the year ended December 31, 2018, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2018 by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
September 29, 2018 through October 26, 2018	2,584,881	$45.93	2,584,800	35,604,612
October 27, 2018 through November 23, 2018	4,499,050	49.25	3,584,201	32,020,411
November 24, 2018 through December 31, 2018	186,525	48.48	—	32,020,411
Total	7,270,456	$48.05	6,169,001

[1]
The total number of shares purchased includes: (i) shares purchased pursuant to the 2012 Plan described in footnote 2 below and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.

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

Performance Graph
Comparison of Five-Year Cumulative Total Return Among
The Coca-Cola Company, the Peer Group Index and the S&P 500 Index
Total Return
Stock Price Plus Reinvested Dividends

December 31,	2013	2014	2015	2016	2017	2018
The Coca-Cola Company	$100	$105	$111	$110	$126	$135
Peer Group Index	100	113	128	142	158	128
S&P 500 Index	100	114	115	129	157	150
The total return assumes that dividends were reinvested daily and is based on a $100 investment on December 31, 2013.
The Peer Group Index is a self-constructed peer group of companies that are included in the Dow Jones Food & Beverage Index and the Dow Jones Tobacco Index, from which the Company has been excluded.
The Peer Group Index consists of the following companies: Altria Group, Inc., Archer Daniels Midland Company, B&G Foods, Inc., Brown-Forman Corporation, Bunge Limited, Campbell Soup Company, Conagra Brands, Inc., Constellation Brands, Inc., Darling Ingredients Inc., Flowers Foods, Inc., General Mills, Inc., The Hain Celestial Group, Inc., Herbalife Nutrition Ltd., The Hershey Company, Hormel Foods Corporation, Ingredion Incorporated, Jefferies Financial Group Inc., Kellogg Company, The Kraft Heinz Company, Keurig Dr Pepper Inc., Lamb Weston Holdings, Inc., Lancaster Colony Corporation, McCormick & Company, Incorporated, Molson Coors Brewing Company, Mondelēz International, Inc., Monster Beverage Corporation, National Beverage Corp., PepsiCo, Inc., Performance Food Group Company, Philip Morris International Inc., Pilgrim's Pride Corporation, Post Holdings, Inc., Seaboard Corporation, The J.M. Smucker Company, TreeHouse Foods, Inc., Tyson Foods, Inc. and US Foods Holding Corp.
Companies included in the Dow Jones Food & Beverage Index and the Dow Jones Tobacco Index change periodically. In 2018, the indices included Jefferies Financial Group Inc., Keurig Dr Pepper Inc., National Beverage Corp., Performance Food Group Company, Pilgrim's Pride Corporation and Seaboard Corporation, which were not included in the indices in 2017. Additionally, the indices do not include Dean Foods Company, Dr Pepper Snapple Group, Inc., Leucadia National Corporation, Pinnacle Foods Inc. and Snyder's-Lance, Inc., which were included in the indices in 2017.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Year Ended December 31,	2018	2017	2016	2015	2014
(In millions except per share data)
SUMMARY OF OPERATIONS
Net operating revenues	$31,856	$35,410	$41,863	$44,294	$45,998
Net income from continuing operations	6,727	1,182	6,550	7,366	7,124
Net income attributable to shareowners of The Coca-Cola Company	6,434	1,248	6,527	7,351	7,098
PER SHARE DATA
Basic net income from continuing operations[1]	$1.58	$0.28	$1.51	$1.69	$1.62
Basic net income	1.51	0.29	1.51	1.69	1.62
Diluted net income from continuing operations[1]	1.57	0.27	1.49	1.67	1.60
Diluted net income	1.50	0.29	1.49	1.67	1.60
Cash dividends	1.56	1.48	1.40	1.32	1.22
BALANCE SHEET DATA
Total assets	$83,216	$87,896	$87,270	$89,996	$91,968
Long-term debt	25,364	31,182	29,684	28,311	19,010

[1]	Calculated based on net income from continuing operations less net income from continuing operations attributable to noncontrolling interests.
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

Our Business
General
The Coca-Cola Company is the world's largest nonalcoholic beverage company. We own or license and market more than 500 nonalcoholic beverage brands, which we group into the following category clusters: sparkling soft drinks; water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks. We own and market four of the world's top five nonalcoholic sparkling soft drink brands: Coca-Cola, Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories.
We make our branded beverage products available to consumers throughout the world through our independent bottling partners, distributors, wholesalers and retailers as well as Company-owned or -controlled bottling and distribution operations — the world's largest beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for more than 1.9 billion of the approximately 61 billion servings of all beverages consumed worldwide every day.
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
The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2018	2017	2016
Concentrate operations	64%	51%	40%
Finished product operations	36	49	60
Total	100%	100%	100%

The following table sets forth the percentage of total worldwide unit case volume related to concentrate operations and finished product operations:

Year Ended December 31,	2018	2017	2016
Concentrate operations	85%	78%	76%
Finished product operations	15	22	24
Total	100%	100%	100%
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
Our Objective
Our objective is to use our formidable assets — our brands, financial strength, unrivaled distribution system, global reach, and the talent and strong commitment of our management and associates — to achieve long-term sustainable growth. To accomplish our objective, we are focused on:

•	Disciplined growth

◦	Turning our passion for consumers into drinks people come back to again and again, whether that means less sugar, more vitamins, or exciting new flavors

◦	Building relevant brands people love and scaling them around the world quickly and consistently

◦	Using the Coca-Cola system advantage to put our drinks in more hands in more places more quickly than anyone else

•	Doing business the right way, not just the easy way

◦	Being leaders in responsible water use and giving back to nature and communities

◦	Contributing to the elimination of waste, including through package innovation, sharing of package innovation and recycling initiatives

◦	Caring for people and communities, with a special focus on women’s economic empowerment

•	Tapping into the passion of our people

◦	Building an inclusive culture of curiosity and empowerment where diverse perspectives are essential as we strive for progress, not perfection
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

Commercial Leadership
The Coca-Cola system has millions of customers around the world who sell or serve our products directly to consumers. We focus on enhancing value for our customers and providing solutions to grow their beverage businesses. Our approach includes understanding each customer's business and needs — whether that customer is a sophisticated retailer in a developed market or a kiosk owner in an emerging market. We focus on ensuring that our customers have the right product and package offerings and the right promotional tools to deliver enhanced value to themselves and the Company. We are constantly looking to build new beverage consumption occasions in our customers' outlets through unique and innovative consumer experiences, product availability and delivery systems, and beverage merchandising and displays. We participate in brand-building initiatives with our customers in order to drive consumer preference for our brands. Through our commercial leadership initiatives, we embed ourselves further into our retail customers' businesses while developing strategies for better execution at the point of sale.
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
We recognize the uniqueness of consumers' lifestyles and dietary choices. Commercially, we continue to:

•	offer reduced-, low- and no-calorie beverage options;

•	provide transparent nutrition information, featuring calories on the front of most of our packages;

•	provide our beverages in a range of packaging sizes; and

•	market responsibly, including no advertising targeted to children under 12.
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
Evolving Consumer Preferences
We are impacted by shifting consumer demographics and needs, on-the-go lifestyles and consumers who are empowered with more information than ever. As a consequence of these changes, many consumers want more choices, personalization, a focus on sustainability and recyclability, and transparency related to our products and packaging. We are committed to meeting their needs and to generating new growth through our portfolio of more than 500 brands and more than 4,300 beverage products (including more than 1,400 low- and no-calorie products), new product offerings, innovative and sustainable packaging, and ingredient education efforts. We are also committed to continuing to expand the variety of choices we provide to consumers and to providing options that reflect consumer concerns about impacts to our planet.

Increased Competition and Capabilities in the Marketplace
Our Company faces strong competition from well-established, global companies as well as numerous regional and local companies. Additionally, the rapidly evolving digital landscape and growth of e-commerce has led to dramatic shifts in consumer shopping patterns and presents new challenges to competitively maintain the relevancy of our brands. We must continuously strengthen our capabilities in marketing and innovation in order to compete in a digital environment, maintain our brand loyalty and market share while we selectively expand into other profitable categories of the nonalcoholic beverage segment of the commercial beverage industry.
Product Safety and Quality
We strive to meet the highest standards in both product safety and product quality. We are aware that some consumers have concerns and negative viewpoints regarding certain ingredients used in our products. The Coca-Cola system works every day to share safe and refreshing beverages with consumers around the world. We have rigorous product and ingredient safety and quality standards designed to ensure safety and quality in each of our products, and we drive innovation that provides new beverage options to meet consumers' evolving needs and preferences. Across the Coca-Cola system, we take great care in an effort to ensure that every one of our beverages meets the highest standards for safety and quality.
We work to ensure consistent safety and quality through strong governance and compliance with applicable regulations and standards. We stay current with new regulations, industry best practices and marketplace conditions, and we engage with standard-setting and industry organizations. Additionally, we manufacture and distribute our products according to strict policies, requirements and specifications set forth in an integrated quality management program that continually measures all operations within the Coca-Cola system against the same stringent standards. Our quality management system also identifies and mitigates risks and drives improvement. In our quality laboratories, we stringently measure the quality attributes of ingredients as well as samples of finished products collected from the marketplace.
We perform due diligence to ensure that product and ingredient safety and quality standards are maintained in the more than 200 countries and territories where our products are sold. We regularly assess the relevance of our requirements and standards and continually work to improve and refine them across our entire supply chain.
Ingredient Quality and Quantity
Water quality and quantity is an issue that requires our Company's sustained attention and collaboration with other companies, suppliers, governments, nongovernmental organizations and communities where we operate. Water is a main ingredient in substantially all of our products, is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. It also is critical to the prosperity of the communities we serve. Water is a critical natural resource facing unprecedented challenges from overexploitation, increased food demand, increasing pollution, poor management and the effects of climate change.
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
Through these integrated programs, we believe that our Company can leverage the water-related knowledge we have developed in the communities we serve through source water availability assessments and planning, water resource management, water treatment, wastewater treatment systems and models for working with communities and partners in addressing water and sanitation needs. As demand for water continues to increase around the world, we expect continued action on our part to help with the successful long-term stewardship of this critical natural resource, both for our business and the communities we serve.
In addition, increased demand for commodities and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, such as sugarcane, corn, sugar beets, citrus, coffee and tea, which are important sources of ingredients for our products and could impact the food security of communities around the world. We are dedicated to implementing our sustainable sourcing commitment, which is founded on principles that protect the environment, uphold workplace rights and help build more sustainable communities. To support this commitment, our programs focus on economic opportunity, with an emphasis on female farmers, and environmental sustainability designed to help address these agricultural challenges. Through joint efforts with farmers, communities, bottlers, suppliers and key partners, as well as our increased and continued investment in sustainable agriculture, we can together help make a positive strategic impact on food security.
All of these challenges and risks — obesity; evolving consumer preferences; increased competition and capabilities in the marketplace; product safety and quality; and ingredient quality and quantity — have the potential to have a material adverse effect on the nonalcoholic beverage segment of the commercial beverage industry and on our Company; however, we believe our Company is well positioned to appropriately address these challenges and risks.
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
Certain prior year amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised to conform to the current year presentation as a result of the adoption of certain accounting standards that became effective January 1, 2018, as applicable. Refer to Note 1 of Notes to Consolidated Financial Statements for further details.
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a "VIE." An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Our Company holds interests in certain VIEs, primarily bottling operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to equity investments, profit guarantees or subordinated financial support. Refer to Note 12 of Notes to Consolidated Financial Statements. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, and other subordinated financial support related to these VIEs totaled $3,916 million and $4,523 million as of December 31, 2018 and 2017, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not individually significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $49 million and $1 million as of December 31, 2018 and 2017, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
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
The assessment of recoverability and the performance of impairment tests of current and noncurrent assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of current and noncurrent assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result. Refer to the heading "Operations Review" below for additional information related to our present business environment. Certain factors discussed above are impacted by our current business environment and are discussed throughout this report, as appropriate.
Investments in Equity and Debt Securities
Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. We use quoted market prices to determine the fair values of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. We recognized a cumulative effect adjustment of $409 million, net of tax, to increase the opening balance of reinvested earnings with an offset to accumulated other comprehensive income (loss) ("AOCI") as of January 1, 2018 in connection with the adoption of ASU 2016-01. Refer to Note 1 of Notes to Consolidated Financial Statements.
Prior to the adoption of ASU 2016-01, marketable equity securities not accounted for under the equity method were classified as either trading or available-for-sale. Both realized and unrealized gains and losses on equity securities classified as trading securities were recognized in net income. For equity securities classified as available-for-sale, realized gains and losses were included in net income. Unrealized gains and losses on equity securities classified as available-for-sale were recognized in AOCI, net of tax. Equity securities without readily determinable fair values were recorded at cost.
Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in our consolidated balance sheet as a component of AOCI, except for the change in fair value attributable to the currency risk being hedged, if applicable, which is included in net income.
The following table presents the carrying values of our investments in equity and debt securities (in millions):

December 31, 2018	Carrying Value	Percentage of Total Assets
Equity method investments	$19,407	23%
Debt securities classified as available-for-sale	4,993	6
Equity securities with readily determinable fair values	1,934	2
Debt securities classified as trading	44	*
Equity securities without readily determinable fair values	80	*
Total	$26,458	32%

*	Accounts for less than 1 percent of the Company's total assets.
Equity securities with readily determinable fair values that are not accounted for under the equity method and debt securities classified as trading are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. Similarly, prior to the adoption of ASU 2016-01, equity investments classified as trading were not tested for impairment. Equity method investments, equity securities without readily determinable fair values and debt securities classified as available-for-sale or held-to-maturity are, and prior to the adoption of ASU 2016-01 equity securities classified as available-for-sale and cost method investments were, reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.
During 2018 and 2017, we recognized other-than-temporary impairment charges related to certain of our equity method investees of $591 million and $50 million, respectively. Refer to Note 17 of Notes to Consolidated Financial Statements.

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

December 31, 2018	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$5,026	$3,573	$1,453
Coca-Cola European Partners plc	4,033	3,551	482
Coca-Cola FEMSA, S.A.B. de C.V.	3,401	1,714	1,687
Coca-Cola HBC AG	2,681	1,260	1,421
Coca-Cola Amatil Limited	1,325	656	669
Coca-Cola Bottlers Japan Holdings Inc.[1]	978	1,142	(164)
Embotelladora Andina S.A.	497	263	234
Coca–Cola Consolidated, Inc.[2]	440	138	302
Coca-Cola İçecek A.Ş.	299	174	125
Total	$18,680	$12,471	$6,209
1 The carrying value of our investment in Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI") exceeded its fair value as of December 31, 2018. Based on the length of time and the extent to which the market value has been less than our cost basis and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge.
2 Formerly known as Coca-Cola Bottling Co. Consolidated.
Other Assets
Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers for distribution rights as well as to fund future marketing activities intended to generate profitable volume, and we expense such payments over the periods benefited. Payments under these programs are generally capitalized and reported in the line item prepaid expenses and other assets or other assets, as appropriate, in our consolidated balance sheet. When facts and circumstances indicate that the carrying value of these assets or asset groups may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. During the year ended December 31, 2017, the Company recorded an impairment charge of $19 million related to CCR's other assets. Refer to Note 17 of Notes to Consolidated Financial Statements.
Property, Plant and Equipment
As of December 31, 2018, the carrying value of our property, plant and equipment, net of depreciation, was $8,232 million, or 10 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment test is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe a hypothetical marketplace participant would use. During the year ended December 31, 2018 and December 31, 2017, the Company recorded impairment charges of $312 million and $310 million, respectively, related to CCR's property, plant and equipment. Refer to Note 17 of Notes to Consolidated Financial Statements.

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
The following table presents the carrying values of intangible assets included in our consolidated balance sheet (in millions):

December 31, 2018	Carrying Value	Percentage of Total Assets
Goodwill	$10,263	12%
Trademarks with indefinite lives	6,682	8
Bottlers' franchise rights with indefinite lives	51	*
Definite-lived intangible assets, net	168	*
Other intangible assets not subject to amortization	106	*
Total	$17,270	21%

*	Accounts for less than 1 percent of the Company's total assets.
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
We test indefinite-lived intangible assets, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that an asset may be impaired. Our Company performs these annual impairment tests as of the first day of our third fiscal quarter. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment.
During 2018, the Company recorded impairment charges of $138 million related to certain intangible assets. These charges included $100 million related to bottlers' franchise rights with indefinite lives and $38 million related to definite-lived intangible assets. Refer to Note 17 of Notes to Consolidated Financial Statements.
During 2017, the Company recorded impairment charges of $457 million related to certain intangible assets. These charges included $390 million related to goodwill and $33 million related to bottlers' franchise rights with indefinite lives. As a result of these charges, the carrying value of CCR's goodwill is zero. Additionally, we recorded impairment charges of $34 million related to Venezuelan intangible assets. As a result of these charges, the carrying value of these assets is zero. Refer to Note 17 of Notes to Consolidated Financial Statements.
During 2016, the Company recorded charges of $153 million related to certain intangible assets. These charges included $143 million related to the impairment of certain U.S. bottlers' franchise rights and $10 million related to the impairment of goodwill. Refer to Note 17 of Notes to Consolidated Financial Statements.
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
As of December 31, 2018 and 2017, the weighted-average discount rate used to compute our pension obligations was 4.00 percent and 3.50 percent, respectively.

The Company measures the service cost and interest cost components of net periodic benefit cost for pension and other postretirement benefit plans by applying the specific spot rates along the yield curve to the plans' projected cash flows.
The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure all of our plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our pension expense was 8.00 percent, 8.00 percent and 8.25 percent in 2018, 2017 and 2016, respectively.
In 2018, the Company's total pension expense related to defined benefit plans was $145 million, which included $107 million of net periodic benefit income and $252 million of settlement charges, curtailment charges and special termination benefit costs. In 2019, we expect our total pension income to be approximately $11 million. We currently do not expect to incur any settlement charges or special termination benefit costs in 2019. The decrease in 2019 expected net periodic benefit income is primarily due to unfavorable asset performance in 2018, partially offset by an increase in the weighted-average discount rate at December 31, 2018 compared to December 31, 2017. The estimated impact of a 50 basis-point decrease in the discount rate would result in a $19 million decrease in our 2019 net periodic benefit income. Additionally, the estimated impact of a 50 basis-point decrease in the expected long-term rate of return on plan assets would result in a $23 million decrease in our 2019 net periodic benefit income.
The sensitivity information provided above is based only on changes to the actuarial assumptions used for our U.S. pension plans. As of December 31, 2018, the Company's primary U.S. pension plan represented 62 percent of both the Company's consolidated projected benefit obligation and plan assets. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). Refer to Note 3 of Notes to Consolidated Financial Statements. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell concentrates or finished products to our bottling partners, wholesalers, distributors or retailers. Control of the concentrates or finished products is transferred upon shipment to, or receipt at, our customers' locations, as determined by the specific terms of the contract. Once control is transferred to the customer, we have completed our performance obligation, and revenue is recognized. Our sales terms generally do not allow for a right of return except for matters related to any manufacturing defects on our part. After completion of our performance obligation, we have an unconditional right to consideration as outlined in the contract. Our receivables will generally be collected in less than six months, in accordance with the underlying payment terms. All of our performance obligations under the terms of contracts with our customers have an original duration of one year or less.
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume‑based incentive programs, support for infrastructure programs and other similar programs. In some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we work with our bottling partners to develop and implement an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products produced from the concentrate are sold, and package mix. The amounts associated with the arrangements described above are defined as variable consideration under ASC 606 and an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates.
Prior to the adoption of ASC 606, we recognized revenue when persuasive evidence of an arrangement existed, delivery of products had occurred, the sales price was fixed or determinable and collectibility was reasonably assured. For our Company, this generally meant that we recognized revenue when title to our products was transferred to our bottling partners, resellers or other customers. Title usually transferred upon shipment to or receipt at our customers' locations, as determined by the specific sales terms of each transaction. Our sales terms did not allow for a right of return except for matters related to any manufacturing defects on our part. Our customers could earn certain incentives which were included in deductions from revenue, a component of net operating revenues in our consolidated statement of income. These incentives included, but were not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. In preparing the financial statements, management made estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considered past results in making such estimates. The actual amounts ultimately paid may have been different from our estimates. Such differences were recorded once they were determined and historically were not significant. Refer to Note 3 of Notes to Consolidated Financial Statements for additional information.
Income Taxes
Our annual effective tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the position becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained; (2) the tax position is "more likely than not" to be sustained, but for a lesser amount; or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to the heading "Operations Review — Income Taxes" below and Note 15 of Notes to Consolidated Financial Statements.
On September 17, 2015, the Company received a Statutory Notice of Deficiency ("Notice") from the IRS for the tax years 2007 through 2009, after a five-year audit. In the Notice, the IRS claimed that the Company's United States taxable income should be increased by an amount that creates a potential additional federal income tax liability of approximately $3.3 billion for the period, plus interest. No penalties were asserted in the Notice. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing and promotion of products in overseas markets.

During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provided prospective penalty protection conditioned on the Company's continued adherence to the prescribed methodology absent change in material facts and circumstances and relevant federal tax law. Although the IRS subsequently asserted, without explanation, that material facts and circumstances and relevant federal tax law had changed, it has not asserted penalties. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.

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

The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018. The Company and the IRS filed and exchanged final post-trial briefs in February 2019. It is not known how much time will elapse thereafter prior to the issuance of the Court's decision. In the interim, or subsequent to the Tax Court's decision, the IRS may propose similar adjustments for years subsequent to the 2007-2009 litigation period. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the U.S. Tax Court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice ultimately could be sustained. In that event, the Company will be subject to significant additional liabilities for the years at issue and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations and cash flows.
The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and other examinations for all open years to determine the adequacy of its tax reserves. Any such adjustments related to years prior to 2018, either in the litigation period or later, may have an impact on the transition tax payable as part of the Tax Cuts and Jobs Act of 2017.
A number of years may elapse before a particular uncertain tax position is audited and finally resolved. The number of years subject to tax audits or tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained; (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Settlement of any particular issue would usually require the use of cash.
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2018, the Company's valuation allowances on deferred tax assets were $399 million and were primarily related to uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards generated in various jurisdictions. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets in our consolidated balance sheet.
The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign subsidiaries to the extent that the basis difference, which primarily results from earnings, meets the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries. The Company also evaluates its expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for the Company's local country subsidiary to pay a dividend), economic stability and asset risk. Refer to Note 15 of Notes to Consolidated Financial Statements.
The Tax Reform Act was signed into law on December 22, 2017. Among other things, the Tax Reform Act reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, transitions the U.S. method of taxation from a worldwide tax system to a modified territorial system and requires companies to pay a one-time transition tax over a period of eight years on the mandatory deemed repatriation of prescribed foreign earnings as of December 31, 2017. The one-time transition tax is based on our total accumulated post-1986 prescribed foreign earnings and profits ("E&P") of approximately $41 billion. Most of this amount comprises unremitted foreign earnings, upon which no

U.S. federal or state income tax had been accrued, because they were considered to have been indefinitely reinvested. At December 31, 2017, following enactment of the Tax Reform Act, we recorded a provisional $4.6 billion tax reflecting our best estimate of the one-time deemed repatriation tax liability as of December 31, 2017, and a $0.6 billion provisional deferred tax liability related to foreign withholding taxes and state income taxes on earnings no longer considered to be indefinitely reinvested.
During 2018, we recorded a net tax expense from the impact of the Tax Reform Act. As permitted by SAB 118, we had recorded provisional adjustments to our reasonable estimate of the impact of the Tax Reform Act during the 2018 measurement period pursuant to our analysis of contemporaneous guidance, interpretations and data, and we have finalized that analysis based on such information available as of December 31, 2018. As such, we recorded an additional $0.3 billion in tax for our one-time transition tax and a tax benefit of $0.3 billion, primarily related to a reduction in deferred taxes on related withholding taxes and state income taxes in 2018. We also remeasured and adjusted certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0 percent. This adjustment was not significant. We have not recorded incremental income taxes for any additional outside basis differences of approximately $8.1 billion in our investments in foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities is not practicable.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. We have elected to account for the tax effects of these provisions in the period that is subject to such tax and the impact is reflected in our full year provision.
Based on current tax laws, the Company's effective tax rate in 2019 is expected to be approximately 19.5 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate.
Operations Review
Our organizational structure as of December 31, 2018 consisted of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; and Bottling Investments. Our operating structure also included Corporate, which consists of two components: (1) a center focused on strategic initiatives, policy and governance and (2) an enabling services organization focused on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence. For further information regarding our operating segments, refer to Note 20 of Notes to Consolidated Financial Statements.
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
We generally refer to acquisitions and divestitures of bottling and distribution operations as structural changes, which are a component of acquisitions and divestitures ("structural changes"). Typically, structural changes do not impact the Company's unit case volume or concentrate sales volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the Company's acquisitions and divestitures.
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
In 2018, the Company acquired a controlling interest in the Philippine bottling operations, which was previously accounted for as an equity method investee. The impact of this acquisition has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments. The Company also acquired a controlling interest in the franchise bottler in Oman. The impact of this acquisition has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments operating segment.
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
Throughout 2017 and 2016, the Company refranchised bottling territories in the United States that were previously managed by CCR to certain of our unconsolidated bottling partners. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our North America and Bottling Investments operating segments. In addition, for non-Company-owned and licensed brands sold in the refranchised territories for which the Company no longer reports unit case volume, we have eliminated the unit case volume from the applicable base year when calculating volume growth rates on a consolidated basis as well as for the North America and Bottling Investments operating segments.
During 2016, the Company deconsolidated its South African bottling operations and disposed of its related equity method investment in exchange for equity method investments in CCBA and CCBA's South African subsidiary. As part of the transaction, the Company also acquired and licensed several brands. The impacts of the deconsolidation, the disposal of the related equity method investment, and the new equity method investments have been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Europe, Middle East and Africa and Bottling Investments operating segments. The brands and licenses that the Company acquired impacted the Company's unit case volume and concentrate sales volume and therefore, in addition to being included as a structural change, they are also considered acquired brands.
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
The Company sells concentrates and syrups to both consolidated and unconsolidated bottling partners. The ownership structure of our bottling partners impacts the timing of recognizing concentrate revenue and concentrate sales volume. When we sell concentrates or syrups to our consolidated bottling partners, we are not able to recognize the concentrate revenue or concentrate sales volume until the bottling partner has sold finished products manufactured from the concentrates or syrups to a third party or independent customer. When we sell concentrates or syrups to our unconsolidated bottling partners, we recognize the concentrate revenue and concentrate sales volume when the concentrates or syrups are sold to the bottling partner. The subsequent sale of the finished products manufactured from the concentrates or syrups to a third party or independent customer does not impact the timing of recognizing the concentrate revenue or concentrate sales volume. When we account for an unconsolidated bottling partner as an equity method investment, we eliminate the intercompany profit related to these transactions to the extent of our ownership interest until the equity method investee has sold finished products manufactured from the concentrates or syrups to a third party or independent customer.
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

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change
	2018 versus 2017				2017 versus 2016
Year Ended December 31,	Unit Cases[1,2]		Concentrate Sales		Unit Cases[1,2]		Concentrate Sales
Worldwide	2%		3%		—%		—%
Europe, Middle East & Africa	2%		6%	[4]	1%		1%	[8]
Latin America	—		1		(2)		(3)
North America	1		(1)	[5]	—		2	[9]
Asia Pacific	4		4	[6]	1		4	[10]
Bottling Investments	(15)	[3]	N/A		(41)	[7]	N/A

[1]	Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.

[2]	Geographic operating segment data reflects unit case volume growth for all bottlers, both consolidated and unconsolidated, and distributors in the applicable geographic areas.

[3]	After considering the impact of structural changes, unit case volume for Bottling Investments for the year ended December 31, 2018 grew 11 percent.

[4]	After considering the impact of structural changes, concentrate sales volume for Europe, Middle East and Africa for the year ended December 31, 2018 grew 4 percent.

[5]	After considering the impact of structural changes, concentrate sales volume for North America for the year ended December 31, 2018 grew 1 percent.

[6]	After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the year ended December 31, 2018 grew 5 percent.

[7]	After considering the impact of structural changes, unit case volume for Bottling Investments for the year ended December 31, 2017 declined 3 percent.

[8]	After considering the impact of structural changes, concentrate sales volume for Europe, Middle East and Africa for the year ended December 31, 2017 grew 2 percent.

[9]	After considering the impact of structural changes, concentrate sales volume for North America for the year ended December 31, 2017 was even.
10 After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the year ended December 31, 2017 grew 1 percent.
Unit Case Volume
The Coca-Cola system sold 29.6 billion, 29.2 billion and 29.3 billion unit cases of our products in 2018, 2017 and 2016, respectively. The unit case volume for 2018, 2017 and 2016 reflects the impact of brands acquired and licensed during the applicable year. The unit case volume for 2018, 2017 and 2016 also reflects the impact of the transfer of distribution rights with respect to non-Company-owned brands that were previously licensed to us in North American bottling territories that have since been refranchised. The Company eliminated the unit case volume related to these structural changes from the base year, as applicable, when calculating 2018 versus 2017 and 2017 versus 2016 unit case volume growth rates.
Sparkling soft drinks represented 69 percent of our worldwide unit case volume for 2018, 2017 and 2016. Trademark Coca‑Cola accounted for 45 percent of our worldwide unit case volume for 2018, 2017 and 2016.
In 2018, unit case volume in the United States represented 18 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume, 62 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 43 percent of U.S. unit case volume.
Unit case volume outside the United States represented 82 percent of the Company's worldwide unit case volume for 2018. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and Japan, which together accounted for 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume, 70 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 46 percent of non-U.S. unit case volume.
Year Ended December 31, 2018 versus Year Ended December 31, 2017
Unit case volume in Europe, Middle East and Africa grew 2 percent, which included growth of 2 percent in sparkling soft drinks and 3 percent in water, enhanced water and sports drinks. Growth in sparkling soft drinks was primarily driven by 2 percent growth in Trademark Coca-Cola and 3 percent growth in Trademark Fanta. The group reported increases in unit case volume in the Central & Eastern Europe; Turkey, Caucasus & Central Asia; and Middle East & North Africa business units.

The unit case volume growth in these business units was partially offset by a decline in the West Africa business unit. Volume in the South & East Africa and Western Europe business units was even.
In Latin America, unit case volume was even, which included growth of 4 percent in juice, dairy and plant-based beverages and 1 percent in water, enhanced water and sports drinks. Sparkling soft drinks volume was even. The group's volume reflected growth of 1 percent in each of the Mexico, Brazil and Latin Center business units, offset by a 4 percent decline in the South Latin business unit. The growth in Mexico's volume was primarily driven by 1 percent growth in sparkling soft drinks and 8 percent growth in juice, dairy and plant-based beverages. The decline in South Latin's volume was driven by a 4 percent decline in sparkling soft drinks.
Unit case volume in North America grew 1 percent. Sparkling soft drinks grew 1 percent, which included growth of 3 percent in Trademark Sprite and 1 percent in Trademark Coca‑Cola. Unit case volume in water, enhanced water and sports drinks grew 2 percent, primarily driven by 2 percent growth in packaged water and 1 percent growth in sports drinks. Growth in these category clusters was partially offset by a 3 percent decline in juice, dairy and plant-based beverages.
In Asia Pacific, unit case volume grew 4 percent, reflecting 4 percent growth in sparkling soft drinks, 5 percent growth in water, enhanced water and sports drinks, and 4 percent growth in tea and coffee. Growth in sparkling soft drinks volume included 5 percent growth in Trademark Coca-Cola and 6 percent growth in Trademark Sprite. Volume within the water, enhanced water and sports drinks category cluster included growth of 7 percent in packaged water. The group's volume reflects growth of 6 percent in the Greater China & Korea business unit, 10 percent in the India & South West Asia business unit and 1 percent in the Japan business unit. Volume in the South Pacific and ASEAN business units was even.
Unit case volume for Bottling Investments declined 15 percent. This decrease primarily reflects the impact of refranchising activities, partially offset by growth in India as well as the impact of bottler acquisitions. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
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
In North America, unit case volume was even, reflecting even volume for sparkling soft drinks, a 2 percent decline in water, enhanced water and sports drinks, and growth in energy drinks. North America's volume performance in sparkling soft drinks included 4 percent growth in Trademark Sprite and 5 percent growth in Trademark Fanta offset by a 5 percent decline in Diet Coke.
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
Concentrate Sales Volume
In 2018, worldwide unit case sales volume grew 2 percent and concentrate sales volume grew 3 percent compared to 2017. In 2017, worldwide concentrate sales volume and unit case volume were both even compared to 2016. The differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the operating segments were primarily due to the timing of concentrate shipments, structural changes and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders. The difference between the unit case volume and concentrate sales volume growth rates in 2018 for both worldwide and Europe, Middle East and Africa included the impact of the dissolution of Beverage Partners Worldwide

("BPW"), a former tea joint venture to whom we did not sell concentrate. The BPW joint venture was replaced by the launch of Fuze Tea, for which the Company produces and sells the related concentrate.
Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
(In millions except percentages and per share data)
NET OPERATING REVENUES	$31,856	$35,410	$41,863	(10)%	(15)%
Cost of goods sold	11,770	13,255	16,465	(11)	(19)
GROSS PROFIT	20,086	22,155	25,398	(9)	(13)
GROSS PROFIT MARGIN	63.1%	62.6%	60.7%
Selling, general and administrative expenses	10,307	12,654	15,370	(19)	(18)
Other operating charges	1,079	1,902	1,371	(43)	39
OPERATING INCOME	8,700	7,599	8,657	14	(12)
OPERATING MARGIN	27.3%	21.5%	20.7%
Interest income	682	677	642	1	6
Interest expense	919	841	733	9	15
Equity income (loss) — net	1,008	1,071	835	(6)	28
Other income (loss) — net	(1,121)	(1,764)	(1,265)	36	(39)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,350	6,742	8,136	24	(17)
Income taxes from continuing operations	1,623	5,560	1,586	(71)	251
Effective tax rate	19.4%	82.5%	19.5%
NET INCOME FROM CONTINUING OPERATIONS	6,727	1,182	6,550	469	(82)
Income (loss) from discontinued operations (net of income taxes of $126, $47 and $0, respectively)	(251)	101	—	*	*
CONSOLIDATED NET INCOME	6,476	1,283	6,550	405	(80)
Less: Net income attributable to noncontrolling interests	42	35	23	22	55
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$6,434	$1,248	$6,527	416%	(81)%

*	Calculation is not meaningful.

Net Operating Revenues
Year Ended December 31, 2018 versus Year Ended December 31, 2017
The Company's net operating revenues decreased $3,554 million, or 10 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2018 versus 2017
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Accounting Changes	Total
Consolidated	3%	(16)%	2%	(1)%	2%	(10)%
Europe, Middle East & Africa	4%	1%	3%	(1)%	(3)%	4%
Latin America	1	—	10	(9)	(3)	—
North America	1	(1)	—	—	11	9
Asia Pacific	5	(1)	—	1	(5)	—
Bottling Investments	11	(78)	—	—	3	(64)
Note: Certain rows may not add due to rounding.

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
"Accounting changes" refers to the impact of our adoption of the new revenue recognition accounting standard. Refer to Note 3 of Notes to Consolidated Financial Statements.
Price, product and geographic mix had a 2 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorable price mix in all of the segment's business units as well as favorable product and package mix;

•	Latin America — favorable price mix and the impact of inflationary environments in certain markets;

•	North America — favorable pricing initiatives, offset by incremental freight costs;

•	Asia Pacific — favorably impacted as a result of pricing initiatives as well as product and package mix, offset by geographic mix; and

•	Bottling Investments — unfavorable price, product and package mix in certain bottling operations, offset by geographic mix.
Foreign currency fluctuations decreased our consolidated net operating revenues by 1 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Mexican peso, Brazilian real and Australian dollar which had an unfavorable impact on our Latin America and Asia Pacific operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, British pound sterling, Japanese yen and South African rand which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; and foreign currency fluctuations. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have a favorable impact of 8 percent to 9 percent on full year 2019 net operating revenues. Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on our full year 2019 net operating revenues.
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
Note: Certain rows may not add due to rounding.

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
Foreign currency fluctuations decreased our consolidated net operating revenues by 1 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the British pound sterling, Japanese yen, Argentine peso and Mexican peso, which had an unfavorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, South African rand, Australian dollar and Brazilian real, which had a favorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Information about our net operating revenues by operating segment and Corporate as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2018	2017		2016
Europe, Middle East & Africa	22.8%	20.7%		16.8%
Latin America	12.7	11.2		8.9
North America	36.7	24.9	[1]	15.8	[1]
Asia Pacific	15.4	13.5		11.4
Bottling Investments	12.1	29.3	[1]	46.8	[1]
Corporate	0.3	0.4		0.3
Total	100.0%	100.0%		100.0%
1 Amounts have been adjusted to reflect the reclassification of certain revenue streams from the Bottling Investments operating segment to the North America operating segment effective January 1, 2018.
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
Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) PET. The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. The Company recorded a net loss related to these derivatives of $20 million during the year December 31, 2018 and recorded net gains of $14 million and $79 million during the years ended December 31, 2017 and December 31, 2016, respectively, in the line item cost of goods sold in our consolidated statements of income. Refer to Note 6 of Notes to Consolidated Financial Statements.
Year Ended December 31, 2018 versus Year Ended December 31, 2017
Our gross profit margin increased to 63.1 percent in 2018 from 62.6 percent in 2017. The increase was primarily due to the impact of divestitures, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and the impact of accounting changes related to the new revenue recognition accounting standard. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to acquisitions and divestitures. Refer to Note 3 of Notes to Consolidated Financial Statements for additional information on the adoption of the new revenue recognition accounting standard.
Year Ended December 31, 2017 versus Year Ended December 31, 2016
Our gross profit margin increased to 62.6 percent in 2017 from 60.7 percent in 2016. The increase was primarily due to the impact of divestitures, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to acquisitions and divestitures.

Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2018	2017	2016
Stock-based compensation expense	$225	$219	$258
Advertising expenses	4,113	3,958	4,004
Selling and distribution expenses	1,701	3,266	5,189
Other operating expenses	4,268	5,211	5,919
Selling, general and administrative expenses	$10,307	$12,654	$15,370
Year Ended December 31, 2018 versus Year Ended December 31, 2017
Selling, general and administrative expenses decreased $2,347 million, or 19 percent. The decrease in selling and distribution expenses during 2018 reflects the impact of refranchising activities throughout 2018 and the full year effect of refranchising activities that occurred during 2017. The decrease in other operating expenses during 2018 reflects savings from our productivity and reinvestment initiatives and the impact of refranchising activities throughout 2018 and the full year effect of refranchising activities that occurred during 2017. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to divestitures.
As of December 31, 2018, we had $271 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans. This cost is expected to be recognized over a weighted-average period of 2.5 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 13 of Notes to Consolidated Financial Statements.
Year Ended December 31, 2017 versus Year Ended December 31, 2016
Selling, general and administrative expenses decreased $2,716 million, or 18 percent. During the year ended December 31, 2017, fluctuations in foreign currency exchange rates had a nominal impact on selling, general and administrative expenses. The decrease in selling and distribution expenses and advertising expenses during 2017 reflects the impact of divestitures. Additionally, advertising expenses during 2017 decreased 1 percent as a result of foreign currency exchange rate fluctuations. The decrease in other operating expenses during 2017 reflects savings from our productivity and reinvestment initiatives. Foreign currency exchange rate fluctuations had a more significant impact on both advertising and other operating expenses as compared to our selling and distribution expenses since they were generally transacted in local currency. Our selling and distribution expenses were primarily related to our Company-owned bottling operations, of which the majority of expenses are attributable to CCR and were primarily denominated in U.S. dollars.

Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2018	2017	2016
Europe, Middle East & Africa	$(3)	$26	$32
Latin America	4	7	74
North America	175	241	134
Asia Pacific	(4)	10	1
Bottling Investments	617	1,079	761
Corporate	290	539	369
Total	$1,079	$1,902	$1,371
In 2018, the Company recorded other operating charges of $1,079 million. These charges primarily consisted of $450 million of CCR asset impairments and $440 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $139 million related to costs incurred to refranchise certain of our North America bottling operations. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our bottling systems. Other operating charges also included $33 million related to tax litigation expense and $19 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 17 of Notes to Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 19 of Notes to Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 20 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
In 2017, the Company recorded other operating charges of $1,902 million. These charges primarily consisted of $737 million of CCR asset impairments and $534 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $280 million related to costs incurred to refranchise certain of our bottling operations. Other operating charges also included $225 million related to a cash contribution we made to The Coca-Cola Foundation, $67 million related to tax litigation expense, $34 million related to impairments of Venezuelan intangible assets and $19 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 1 of Notes to Consolidated Financial Statements for additional information about the Venezuelan intangible assets. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations. Refer to Note 17 of Notes to Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 19 of Notes to Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 20 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
In 2016, the Company recorded other operating charges of $1,371 million. These charges primarily consisted of $352 million due to the Company's productivity and reinvestment program and $240 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $276 million related to costs incurred to refranchise certain of our bottling operations. The Company also recorded a charge of $200 million related to cash contributions we made to The Coca‑Cola Foundation, a charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela as a result of changes in exchange rates and charges of $41 million related to noncapitalizable transaction costs associated with pending and closed transactions. In 2016, the Company also recorded impairment charges of $153 million related to certain intangible assets. Refer to Note 1 of Notes to Consolidated Financial Statements for additional information on the Venezuelan exchange rates. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 19 of Notes to Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 20 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.

Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

Year Ended December 31,	2018	2017	2016
Europe, Middle East & Africa	42.7%	47.7%	42.4%
Latin America	26.7	29.2	22.6
North America	28.2	34.1	30.2
Asia Pacific	26.2	28.3	25.5
Bottling Investments	(7.5)	(12.7)	0.0
Corporate	(16.3)	(26.6)	(20.7)
Total	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

Year Ended December 31,	2018	2017	2016
Consolidated	27.3%	21.5%	20.7%
Europe, Middle East & Africa	48.2	49.2	52.3
Latin America	58.4	56.1	52.1
North America	21.3	29.5	39.7
Asia Pacific	47.4	45.0	46.2
Bottling Investments	(17.2)	(9.3)	0.0
Corporate	*	*	*

*	Calculation is not meaningful.
Year Ended December 31, 2018 versus Year Ended December 31, 2017
In 2018, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 6 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Mexican peso, Brazilian real and Australian dollar, which had an unfavorable impact on our Latin America and Asia Pacific operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, British pound sterling, Japanese yen and South African rand, which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Operating income for Europe, Middle East and Africa for the years ended December 31, 2018 and 2017 was $3,714 million and $3,625 million, respectively. Operating income growth for the segment reflects concentrate sales volume growth of 6 percent and favorable price, product and geographic mix and lower other operating charges, partially offset by increased marketing investments primarily related to key product launches and an unfavorable foreign currency exchange rate impact of 5 percent.
Operating income for the Latin America segment for the years ended December 31, 2018 and 2017 was $2,321 million and $2,218 million, respectively. Operating income growth for the segment reflects favorable price and product mix and growth in concentrate sales volume of 1 percent, partially offset by an unfavorable foreign currency exchange rate impact of 12 percent.
North America's operating income for the years ended December 31, 2018 and 2017 was $2,453 million and $2,591 million, respectively. The decrease in operating income was driven by higher freight costs and the impact of structural changes, partially offset by lower other operating charges. The operating margin decrease in 2018 was primarily related to the adoption of the new revenue recognition accounting standard. Refer to Note 3 of Notes to Consolidated Financial Statements.
Operating income for Asia Pacific for the years ended December 31, 2018 and 2017 was $2,278 million and $2,147 million, respectively. Operating income growth for the segment reflects concentrate sales volume growth of 4 percent. Foreign currency exchange rates had a nominal impact.
Our Bottling Investments segment's operating loss for the years ended December 31, 2018 and 2017 was $649 million and $962 million, respectively. The decrease in operating loss reflects lower other operating charges, partially offset by the unfavorable impact of divestitures.

Corporate's operating loss for the years ended December 31, 2018 and 2017 was $1,417 million and $2,020 million, respectively. The operating loss in 2018 was favorably impacted by lower selling, general and administrative expenses as a result of productivity initiatives, lower other operating charges and mark-to-market adjustments related to our economic hedging activities.
Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income in 2019.
Year Ended December 31, 2017 versus Year Ended December 31, 2016
In 2017, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 3 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the British pound sterling, Japanese yen, Argentine peso and Mexican peso, which had an unfavorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, South African rand, Australian dollar and Brazilian real, which had a favorable impact on our Europe, Middle East and Africa, Asia Pacific and Latin America operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Operating income for Europe, Middle East and Africa for the years ended December 31, 2017 and 2016 was $3,625 million and $3,668 million, respectively. Operating income for the segment reflects an unfavorable foreign currency exchange rate impact of 3 percent, partially offset by favorable price, product and geographic mix.
Operating income for the Latin America segment for the years ended December 31, 2017 and 2016 was $2,218 million and $1,953 million, respectively. Operating income for the segment reflects favorable price mix, a reduction in other operating charges and a nominal impact from foreign currency exchange rate fluctuations.
North America's operating income for the years ended December 31, 2017 and 2016 was $2,591 million and $2,614 million, respectively. The decrease in the segment's operating income was due to higher other operating charges and an unfavorable foreign currency exchange rate impact of 1 percent, partially offset by favorable price and product and package mix.
Operating income for Asia Pacific for the years ended December 31, 2017 and 2016 was $2,147 million and $2,210 million, respectively. The decline in operating income for the segment reflects an unfavorable foreign currency exchange rate impact of 6 percent and unfavorable price, product and geographic mix.
Our Bottling Investments segment's operating loss for the year ended December 31, 2017 was $962 million, compared to operating income for the year ended December 31, 2016 of $1 million. The Bottling Investments segment was unfavorably impacted by acquisitions and divestitures and $737 million of asset impairment charges related to CCR in 2017.
Corporate's operating loss for the years ended December 31, 2017 and 2016 was $2,020 million and $1,789 million, respectively. The operating loss in 2017 was unfavorably impacted by higher other operating charges.
Interest Income
Year Ended December 31, 2018 versus Year Ended December 31, 2017
Interest income was $682 million in 2018, compared to $677 million in 2017, an increase of $5 million, or 1 percent. The increase primarily reflects higher interest rates earned on certain investments, partially offset by lower investment balances in certain of our international locations.
Year Ended December 31, 2017 versus Year Ended December 31, 2016
Interest income was $677 million in 2017, compared to $642 million in 2016, an increase of $35 million, or 6 percent. The increase primarily reflects higher investment balances in certain of our international locations, partially offset by lower interest rates earned on certain investments.
Interest Expense
Year Ended December 31, 2018 versus Year Ended December 31, 2017
Interest expense was $919 million in 2018, compared to $841 million in 2017, an increase of $78 million, or 9 percent. This increase was primarily due to the impact of higher short-term U.S. interest rates, which was partially offset by a net gain of $27 million related to the early extinguishment of certain long-term debt. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities — Debt Financing" below and Note 11 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt.

Year Ended December 31, 2017 versus Year Ended December 31, 2016
Interest expense was $841 million in 2017, compared to $733 million in 2016, an increase of $108 million, or 15 percent. The increase primarily reflects the impact of short-term U.S. interest rates and longer debt maturities, both of which resulted in higher interest rates on the Company's debt portfolio. Additionally, interest expense during the year ended December 31, 2017 included a net charge of $38 million due to the early extinguishment of certain long-term debt. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities — Debt Financing" below and Note 11 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Year Ended December 31, 2018 versus Year Ended December 31, 2017
Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investees. In 2018, equity income was $1,008 million, compared to equity income of $1,071 million in 2017, a decrease of $63 million, or 6 percent. This decrease reflects, among other things, the dissolution of our BPW joint venture and the consolidation of CCBA. In addition, the Company recorded net charges of $111 million and $92 million in the line item equity income (loss) — net during the years ended December 31, 2018 and December 31, 2017, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
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
Other Income (Loss) — Net
Other income (loss) — net includes, among other things, the impact of foreign currency exchange gains and losses; dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; gains and losses related to business combinations and disposals; non-service cost components of net periodic benefit cost for pension and postretirement benefit plans; other benefit plan charges and credits; realized and unrealized gains and losses on equity securities and trading debt securities; and realized gains and losses on available-for-sale debt securities. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 6 of Notes to Consolidated Financial Statements.
In 2018, other income (loss) — net was a loss of $1,121 million. The Company recorded other-than-temporary impairment charges of $591 million related to certain of our equity method investees and charges of $476 million due to the refranchising of certain bottling territories in North America. The Company also recorded a net loss of $278 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and charges of $240 million related to pension settlements. Other income (loss) — net also included net foreign currency exchange losses of $144 million. Additionally, we recorded charges of $34 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations and a $32 million loss related to acquiring a controlling interest in the Philippine bottling operations. These charges were partially offset by a net gain of $296 million related to the sale of our equity ownership in Corporación Lindley S.A. ("Lindley") and a net gain of $47 million related to the refranchising of our Latin American bottling operations. Refer to Note 1 and Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on refranchising activities, North America conversion payments, the sale of our equity ownership in Lindley and the acquisition of a controlling interest in the Philippine bottling operations. Refer to Note 6 of Notes to Consolidated Financial Statements for additional information on our hedging activities. Refer to Note 17 of Notes to Consolidated Financial Statements for information on the impairment charges. Refer to Note 20 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.

In 2017, other income (loss) — net was a loss of $1,764 million. The Company recognized a net charge of $2,140 million due to the refranchising of certain bottling territories in North America and charges of $313 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also recorded net charges of $255 million resulting from special termination benefits and curtailment credits primarily related to North America refranchising and the Company's productivity and reinvestment program. Additionally, the Company recorded an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. The Company also incurred a charge of $26 million related to our former German bottling operations. These charges were partially offset by a gain of $445 million related to the integration of Coca-Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") to establish CCBJHI. In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJHI. The Company also recognized a gain of $150 million related to the remeasurement of our previously held equity interests in CCBA and its South African subsidiary to fair value upon consolidation of CCBA. Additionally, the Company recognized a gain of $88 million related to the refranchising of our China bottling operations and the sale of a related cost method investment and a gain of $25 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Other income (loss) — net also included net gains of $88 million related to trading securities and the sale of available-for-sale securities and $71 million of dividend income, partially offset by net foreign currency exchange losses of $57 million. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the North America and China bottling refranchising, the conversion payments and our consolidation of CCBA. Refer to Note 20 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
In 2016, other income (loss) — net was a loss of $1,265 million. This loss included losses of $2,456 million due to the refranchising of certain bottling territories in North America and a net charge of $139 million resulting from special termination benefits and curtailment credits primarily related to North America refranchising and the Company's productivity and reinvestment program. The Company also recorded a loss of $21 million due to the deconsolidation of our South African bottling operations and disposal of the related equity method investment in exchange for investments in CCBA and CCBA's South African subsidiary. The Company incurred charges of $31 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Additionally, the Company incurred net foreign currency exchange losses of $246 million, including a charge of $72 million as a result of remeasuring its net monetary assets denominated in Egyptian pounds. The Egyptian pound devalued as a result of the central bank allowing its currency, which was previously pegged to the U.S. dollar, to float freely. These losses were partially offset by a gain of $1,323 million due to the deconsolidation of our German bottling operations, dividend income of $55 million and net gains of $83 million related to trading securities and the sale of available-for-sale securities. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the North America refranchising, the deconsolidation of our South African bottling operations, the conversion payments and the deconsolidation of our German bottling operations. Refer to Note 20 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
Income Taxes
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2019 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $318 million, $221 million and $105 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2018		2017		2016
Statutory U.S. federal tax rate	21.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	1.5		1.2		1.2
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	1.2	[1,2]	(9.7)		(17.5)	[7]
Equity income or loss	(2.4)		(3.4)		(3.0)
Tax Reform Act	0.1	[3]	53.5	[4]	—
Excess tax benefits on stock-based compensation	(1.2)		(2.0)		—
Other — net	(0.8)		7.9	[5,6]	3.8	[8]
Effective tax rate	19.4%		82.5%		19.5%
1 Includes the impact of pretax charges of $591 million (or a 1.5 percent impact on our effective tax rate) related to other-than-temporary impairments of certain of our equity method investees. Refer to Note 17 of Notes to Consolidated Financial Statements.
2 Includes tax expense of $28 million on net pretax charges of $403 million (or a 1.4 percent impact on our effective tax rate) primarily related to the refranchising of certain foreign bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements.
3 Includes net tax expense of $8 million (or a 0.1 percent impact on our effective tax rate) related to the finalization of our accounting related to the Tax Reform Act.
4 Includes net tax expense of $3,610 million primarily related to our reasonable estimate of the one-time transition tax resulting from the Tax Reform Act that was signed into law on December 22, 2017, partially offset by the impact of the lower rate introduced by the Tax Reform Act on our existing deferred tax balances.
5 Includes net tax expense of $1,048 million on a pretax gain of $1,037 million (or a 10.2 percent impact on our effective tax rate) related to the refranchising of CCR's Southwest operating unit ("Southwest Transaction"), in conjunction with which we obtained an equity interest in AC Bebidas. The Company accounts for its interest in AC Bebidas as an equity method investment and the net tax expense was primarily the result of the deferred tax recorded on the basis difference in this investment. Refer to Note 2 of Notes to Consolidated Financial Statements.
6 Includes a $156 million net tax benefit related to the impact of manufacturing incentives and permanent book to tax adjustments.
7 Includes tax expense of $97 million related to a pretax gain of $1,323 million (or a 4.5 percent impact on our effective tax rate) related to the deconsolidation of our German bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements.
8 Includes tax expense of $157 million (or a 1.9 percent impact on our effective tax rate) primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in certain domestic jurisdictions.

As of December 31, 2018, the gross amount of unrecognized tax benefits was $336 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $182 million, exclusive of any benefits related to interest and penalties. The remaining $154 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2018	2017	2016
Beginning balance of unrecognized tax benefits	$331	$302	$168
Increase related to prior period tax positions	11	18	163	[1]
Decrease related to prior period tax positions	(2)	(13)	—
Increase related to current period tax positions	17	13	17
Decrease related to settlements with taxing authorities	(4)	—	(40)	[1]
Decrease due to lapse of the applicable statute of limitations	—	—	—
Increase (decrease) due to effect of foreign currency exchange rate changes	(17)	11	(6)
Ending balance of unrecognized tax benefits	$336	$331	$302

[1]
The net increase was primarily related to a change in judgment about one of the Company's tax positions as a result of receiving notification of a preliminary settlement of a Competent Authority matter with a foreign jurisdiction, a portion of which became certain later in the year. This change in position did not have a material impact on the Company's consolidated statement of income during the year ended December 31, 2016, as it was partially offset by refunds to be received from the foreign jurisdiction.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $190 million, $177 million and $142 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2018, 2017 and 2016, respectively. Of these amounts, $13 million, $35 million and $31 million of expense were recognized through income tax expense in 2018, 2017 and 2016, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.

Based on current tax laws, the Company's effective tax rate in 2019 is expected to be approximately 19.5 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate.
Liquidity, Capital Resources and Financial Position
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2019. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. In addition, our domestic entities have recently borrowed and continue to have the ability to borrow funds in international markets at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $7,895 million in lines of credit for general corporate purposes as of December 31, 2018. These backup lines of credit expire at various times from 2019 through 2022.
We have significant operations outside the United States. Unit case volume outside the United States represented 82 percent of the Company's worldwide unit case volume in 2018. We earn a substantial amount of our consolidated operating income and income from continuing operations before income taxes from foreign subsidiaries that either sell concentrates and syrups to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings was previously considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes were previously provided on the portion of our foreign earnings that was considered to be indefinitely reinvested in foreign jurisdictions. On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act reduces the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, transitions the U.S. method of taxation from a worldwide tax system to a modified territorial system and requires companies to pay a one-time transition tax over a period of eight years on the mandatory deemed repatriation of prescribed foreign earnings as of December 31, 2017. As a result, the Company recognized a provisional tax charge related to the one-time transition tax in the amount of $4.6 billion in 2017. During 2018, we recognized $0.3 billion of additional provisional transition tax expense. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $14.4 billion as of December 31, 2018.
Net operating revenues in the United States were $11.3 billion in 2018, or 36 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations, the repatriation of foreign earnings and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect foreign cash, cash equivalents, short-term investments and marketable securities remaining after repatriation, as well as cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the years ended December 31, 2018, 2017 and 2016 was $7,320 million, $6,930 million and $8,792 million, respectively.
Net cash provided by operating activities increased $390 million, or 6 percent, in 2018 compared to 2017. This increase was primarily driven by operating income growth and the efficient management of working capital partially offset by the impact of refranchising bottling operations and higher interest and tax payments. Refer to Note 11 and Note 15 of Notes to Consolidated Financial Statements for additional information on interest payments and tax payments.
Net cash provided by operating activities decreased $1,862 million, or 21 percent, in 2017 compared to 2016. This decrease was primarily driven by the refranchising of certain bottling operations, the unfavorable impact of foreign currency exchange rate fluctuations, one less day in 2017, and increased payments related to income taxes and restructuring. Refer to the heading

"Operations Review — Net Operating Revenues" above for additional information on the impact of foreign currency fluctuations. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information on the tax payments.
Cash Flows from Investing Activities
Net cash provided by (used in) investing activities is summarized as follows (in millions):

Year Ended December 31,	2018	2017	2016
Purchases of investments	$(7,789)	$(17,296)	$(16,626)
Proceeds from disposals of investments	14,977	16,694	17,842
Acquisitions of businesses, equity method investments and nonmarketable securities	(1,040)	(3,809)	(838)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	1,362	3,821	1,035
Purchases of property, plant and equipment	(1,347)	(1,675)	(2,262)
Proceeds from disposals of property, plant and equipment	245	104	150
Other investing activities	(60)	(93)	(305)
Net cash provided by (used in) investing activities	$6,348	$(2,254)	$(1,004)
Purchases of Investments and Proceeds from Disposals of Investments
In 2018, purchases of investments were $7,789 million and proceeds from disposals of investments were $14,977 million. This activity resulted in a net cash inflow of $7,188 million during 2018. In 2017, purchases of investments were $17,296 million and proceeds from disposals of investments were $16,694 million, resulting in a net cash outflow of $602 million. In 2016, purchases of investments were $16,626 million and proceeds from disposals of investments were $17,842 million, resulting in a net cash inflow of $1,216 million. The investments purchased in all three years include time deposits that had maturities greater than three months but less than one year and were classified in the line item short-term investments in our consolidated balance sheets. The disposals in 2016 included proceeds from the disposal of the Company's investment in Keurig Green Mountain, Inc. ("Keurig") of $2,380 million. The remaining activity primarily represents the purchases of and proceeds from short-term investments that were made as part of the Company's overall cash management strategy as well as our insurance captive investments. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our investment in Keurig.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
In 2018, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,040 million, which was primarily related to the acquisition of a controlling interest in the Philippine bottling operations and an equity interest in BA Sports Nutrition, LLC ("BodyArmor"). Additionally, the Company acquired additional ownership interests in the Company's franchise bottlers in the United Arab Emirates and in Oman, both of which were previously equity method investees of the Company. As a result of the additional interest acquired in the Oman bottler, we obtained a controlling interest, resulting in its consolidation.
In 2017, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $3,809 million, which was primarily related to the transition of ABI's controlling interest in CCBA to the Company for $3,150 million. Additionally, in conjunction with the Southwest Transaction, we obtained an equity interest in AC Bebidas. The remaining activity was primarily related to the acquisition of AdeS, a plant-based beverage business, by the Company and several of its bottling partners in Latin America, and the acquisition of the U.S. rights to the Topo Chico premium sparkling water brand from AC Bebidas, an equity method investee.
In 2016, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled$838 million, which was primarily related to our acquisition of Xiamen Culiangwang Beverage Technology Co., Ltd., a maker of plant-based protein beverages in China, and a minority investment in CHI Limited, a Nigerian producer of value-added dairy and juice beverages.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions during the years ended December 31, 2018, 2017 and 2016.

Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
In 2018, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $1,362 million, primarily related to the proceeds from the refranchising of our Canadian and Latin American bottling operations as well as the the sale of our equity ownership in Lindley.
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
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our disposals during the years ended December 31, 2018, 2017 and 2016.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the years ended December 31, 2018, 2017 and 2016 were $1,102 million, $1,571 million and $2,112 million, respectively.
Total capital expenditures for property, plant and equipment and the percentage of such totals by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2018	2017	2016
Capital expenditures	$1,347	$1,675	$2,262
Europe, Middle East & Africa	5.7%	4.8%	2.7%
Latin America	6.7	3.3	2.0
North America	31.8	32.3	19.4
Asia Pacific	2.3	3.0	4.7
Bottling Investments	23.5	39.5	58.8
Corporate	30.0	17.1	12.4
We expect our annual 2019 capital expenditures to be approximately $2.0 billion as we continue to make investments to enable growth in our business and further enhance our operational effectiveness. The increase in 2019 is primarily the result of the acquisition of Costa in January 2019 and the acquisition of a controlling interest in the Philippine bottling operations in December 2018.
Other Investing Activities
In 2016, cash used in other investing activities was primarily related to the cash flow impact of the Company's derivative contracts designated as net investment hedges and the purchases of trademarks.
Refer to Note 6 of Notes to Consolidated Financial Statements for additional information on the Company's derivative contracts designated as net investment hedges.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities is summarized as follows (in millions):

Year Ended December 31,	2018	2017	2016
Issuances of debt	$27,339	$29,857	$27,281
Payments of debt	(30,568)	(28,768)	(25,615)
Issuances of stock	1,476	1,595	1,434
Purchases of stock for treasury	(1,912)	(3,682)	(3,681)
Dividends	(6,644)	(6,320)	(6,043)
Other financing activities	(243)	(91)	79
Net cash provided by (used in) financing activities	$(10,552)	$(7,409)	$(6,545)

Debt Financing
Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.
As of December 31, 2018, our long-term debt was rated "A+" by Standard & Poor's and "A1" by Moody's. Our commercial paper program was rated "A-1" by Standard & Poor's and "P-1" by Moody's. In assessing our credit strength, both agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the consolidated balance sheet and other financial information of the Company. In addition, some rating agencies also consider the financial information of certain bottlers, including CCEP, Coca-Cola Amatil Limited, Coca-Cola Consolidated, Inc. (formerly Coca-Cola Bottling Co. Consolidated), Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers' financial performance, changes in the credit rating agencies' methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's equity income could be reduced as a result of the potential increase in interest expense for those bottlers.
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
Issuances and payments of debt included both short-term and long-term financing activities. In 2018, the Company had issuances of debt of $27,339 million, which primarily included $24,253 million of issuances related to commercial paper and short-term debt with maturities greater than 90 days and $3,083 million of net issuances related to commercial paper and short-term debt with maturities of 90 days or less.
During 2018, the Company made payments of debt of $30,568 million, which included $27,249 million of payments related to commercial paper and short-term debt with maturities greater than 90 days. The Company's total payments of long-term debt were $3,319 million.
In 2017, the Company had issuances of debt of $29,857 million, which included issuances of $26,218 million of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $3,639 million, net of related discounts and issuance costs.
During 2017, the Company made payments of debt of $28,768 million, which included $636 million of payments related to commercial paper and short-term debt with maturities of 90 days or less and $24,156 of payments related to commercial paper and short-term debt with maturities greater than 90 days. The Company's total payments of long-term debt were $3,976 million. The long-term debt payments included the early extinguishment of long-term debt with a carrying value of $417 million, a portion of which was assumed in connection with our acquisition of Coca-Cola Enterprises Inc.'s former North America business ("Old CCE"). This resulted in a net charge of $38 million that was recorded in the line item interest expense in our consolidated statement of income. This net charge reflects the difference between the reacquisition price and the net carrying amount of the debt extinguished.
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
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from Old CCE of $212 million and $263 million as of December 31, 2018 and 2017, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2018, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 19 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $871 million, $757 million and $663 million in 2018, 2017 and 2016, respectively. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt balances.
Issuances of Stock
The issuances of stock in 2018, 2017 and 2016 were related to the exercise of stock options by Company employees.
Share Repurchases
In 2012, the Board of Directors authorized a share repurchase program of up to 500 million shares of the Company's common stock. The table below presents annual shares repurchased and average price per share:

Year Ended December 31,	2018	2017	2016
Number of shares repurchased (in millions)	39	82	86
Average price per share	$45.09	$44.09	$43.62
Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2018, we have purchased 3.5 billion shares of our Company's common stock at an average price per share of $17.06. In addition to shares repurchased under the share repurchase program authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. In 2018, we repurchased $1.9 billion of our stock. The net impact of the Company's treasury stock issuance and purchase activities in 2018 resulted in a net cash outflow of $0.4 billion. In 2019, we expect to repurchase shares to offset dilution resulting from employee stock-based compensation plans.
Dividends
The Company paid dividends of $6,644 million, $6,320 million and $6,043 million during the years ended December 31, 2018, 2017 and 2016, respectively.
At its February 2019 meeting, our Board of Directors increased our regular quarterly dividend by 2.6 percent, raising it to $0.40 per share, equivalent to a full year dividend of $1.60 per share in 2019. This is our 57th consecutive annual increase. Our annualized common stock dividend was $1.56 per share, $1.48 per share and $1.40 per share in 2018, 2017 and 2016, respectively. The 2018 dividend represented a 5 percent increase from 2017, and the 2017 dividend represented a 6 percent increase from 2016.
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

As of December 31, 2018, we were contingently liable for guarantees of indebtedness owed by third parties of $600 million, of which $247 million was related to VIEs. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees. Management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable. As of December 31, 2018, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.

Our Company recognizes all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 6 of Notes to Consolidated Financial Statements.
Aggregate Contractual Obligations
As of December 31, 2018, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2019	2020-2021	2022-2023	2024 and Thereafter
Short-term loans and notes payable:[1]
Commercial paper borrowings	$13,063	$13,063	$—	$—	$—
Lines of credit and other short-term borrowings	131	131	—	—	—
Current maturities of long-term debt[2]	4,999	4,999	—	—	—
Long-term debt, net of current maturities[2]	25,230	—	7,203	6,463	11,564
Estimated interest payments[3]	3,907	461	757	584	2,105
Accrued income taxes[4]	4,364	378	652	1,128	2,206
Purchase obligations[5]	14,840	8,344	1,512	1,066	3,918
Marketing obligations[6]	4,260	2,333	1,035	458	434
Lease obligations	695	181	210	143	161
Held-for-sale obligations[7]	1,722	1,722	—	—	—
Total contractual obligations	$73,211	$31,612	$11,369	$9,842	$20,388

[1]
Refer to Note 11 of Notes to Consolidated Financial Statements for information regarding short-term loans and notes payable. Upon payment of outstanding commercial paper, we typically issue new commercial paper. Lines of credit and other short-term borrowings are expected to fluctuate depending upon current liquidity needs, especially at international subsidiaries.

[2]
Refer to Note 11 of Notes to Consolidated Financial Statements for information regarding long-term debt. We will consider several alternatives to settle this long-term debt, including the use of cash flows from operating activities, issuance of commercial paper or issuance of other long-term debt. The table above shows expected cash payments to be made by the Company in future periods and excludes the noncash portion of debt, including any fair market value adjustments, unamortized discounts and premiums.

[3]
We calculated estimated interest payments for our long-term debt based on the applicable rates and payment dates. For our variable-rate debt, we have assumed the December 31, 2018 rate for all years presented. We typically expect to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

[4]
Refer to Note 15 of Notes to Consolidated Financial Statements for information regarding income taxes. Accrued income taxes include $3,986 million related to the one-time transition tax required by the Tax Reform Act. Liabilities of $522 million for unrecognized tax benefits plus accrued interest and penalties were not included in the total above. At this time, the settlement period for these liabilities cannot be determined. In addition, any payments related to unrecognized tax benefits may be partially or fully offset by reductions in payments in other jurisdictions.

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
The total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2018 was $1,817 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.
We generally expect to fund all future pension contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations.
As of December 31, 2018, the projected benefit obligation of the U.S. qualified pension plans was $5,170 million, and the fair value of the related plan assets was $4,842 million. The projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $2,834 million, and the fair value of the related plan assets was $2,567 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as certain unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain associates, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate annual benefit payments for these unfunded pension plans to be $66 million in 2019, increasing to $70 million by 2025 and then decreasing annually thereafter. Refer to Note 14 of Notes to Consolidated Financial Statements.
The Company expects to contribute $32 million in 2019 to our global pension plans, all of which will be allocated to our international plans. Refer to Note 14 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our various plans in the table above.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2018, our self-insurance reserves totaled $362 million. Refer to Note 12 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2018 were $1,933 million. Refer to Note 15 of Notes to Consolidated Financial Statements. This amount is not included in the total contractual obligations table because we believe that presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Additionally, on January 3, 2019, the Company completed the acquisition of Costa for $4.9 billion, which is not included in the table above. Refer to Note 22 of Notes to Consolidated Financial Statements.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in foreign currencies.
In 2018, we used 72 functional currencies in addition to the U.S. dollar. Due to the geographic diversity of our operations, weaknesses in some of these currencies may be offset by strengths in others. In 2018 and 2017, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2018	2017
All operating currencies	(1)%	—%
Brazilian real	(12)%	11%
Mexican peso	(2)	(2)
Australian dollar	(2)	3
South African rand	3	10
British pound sterling	4	(6)
Euro	5	1
Japanese yen	2	(3)
These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in foreign currency exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on our net income and earnings per share.
The total currency impact on net operating revenues, including the effect of our hedging activities, was a decrease of 1 percent in 2018 and 2017. The total currency impact on income from continuing operations before income taxes, including the effect of our hedging activities, was a decrease of 7 percent in 2018 and was nominal in 2017.

Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 6 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are included as a component of other income (loss) — net in our consolidated statements of income. Refer to the heading "Operations Review — Other Income (Loss) — Net" above. The Company recorded net foreign currency exchange losses of $144 million, $57 million and $246 million during the years ended December 31, 2018, 2017 and 2016, respectively.
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
Venezuela has been designated as a hyperinflationary economy. During the year ended December 31, 2016 the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which should be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The official and most preferential rate is now known as DIPRO and the former official rate has been eliminated. The Venezuelan government replaced the former open market exchange rate with the DICOM rate, which is allowed to float freely and is expected to fluctuate based on supply and demand. As a result, management determined that the DICOM rate was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary.
We sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the year ended December 31, 2016, as a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expected to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded a write-down of $76 million, which was recorded in the line item other operating charges in our consolidated statement of income.
We also have certain U.S. dollar-denominated intangible assets associated with products sold in Venezuela. As a result of weaker sales, the volatility of foreign currency exchange rates resulting from continued instability and the Company's revised expectations regarding the convertibility of the local currency, we recognized an impairment charge of $34 million during the year ended December 31, 2017, which was recorded in the line item other operating charges in our consolidated statement of income. As a result of the impairment charge, the remaining carrying value of all U.S. dollar-denominated intangible assets associated with products sold in Venezuela is zero.
Impact of Inflation and Changing Prices
Inflation affects the way we operate in many markets around the world. In general, we believe that, over time, we will be able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's consolidated balance sheet (in millions):

December 31,	2018	2017	Increase (Decrease)		Percent Change
Cash and cash equivalents	$8,926	$6,006	$2,920		49%
Short-term investments	2,025	9,352	(7,327)		(78)
Marketable securities	5,013	5,317	(304)		(6)
Trade accounts receivable — net	3,396	3,667	(271)		(7)
Inventories	2,766	2,655	111		4
Prepaid expenses and other assets	1,962	2,000	(38)		(2)
Assets held for sale	—	219	(219)		(100)
Assets held for sale — discontinued operations	6,546	7,329	(783)		(11)
Equity method investments	19,407	20,856	(1,449)		(7)
Other investments	867	1,096	(229)		(21)
Other assets	4,139	4,230	(91)		(2)
Deferred income tax assets	2,667	330	2,337		708
Property, plant and equipment — net	8,232	8,203	29		—
Trademarks with indefinite lives	6,682	6,729	(47)		(1)
Bottlers' franchise rights with indefinite lives	51	138	(87)		(63)
Goodwill	10,263	9,401	862		9
Other intangible assets	274	368	(94)		(26)
Total assets	$83,216	$87,896	$(4,680)		(5)%
Accounts payable and accrued expenses	$8,932	$8,748	$184		2%
Loans and notes payable	13,194	13,205	(11)		—
Current maturities of long-term debt	4,997	3,298	1,699		52
Accrued income taxes	378	410	(32)		(8)
Liabilities held for sale	—	37	(37)		(100)
Liabilities held for sale — discontinued operations	1,722	1,496	226		15
Long-term debt	25,364	31,182	(5,818)		(19)
Other liabilities	7,638	8,021	(383)		(5)
Deferred income tax liabilities	1,933	2,522	(589)		(23)
Total liabilities	$64,158	$68,919	$(4,761)		(7)%
Net assets	$19,058	$18,977	$81	[1]	—%

[1]	Includes a decrease in net assets of $2,035 million resulting from foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•
Assets held for sale — discontinued operations decreased primarily due to a $554 million impairment charge and a $411 million allocation of goodwill to other reporting units. Refer to Note 2 and Note 17 of Notes to Consolidated Financial Statements.

•
Equity method investments decreased primarily due to the derecognition of our equity method interest in the Philippine bottling operations as well as other-than-temporary impairment charges of $591 million related to certain of our equity method investees. Refer to Note 2 and Note 17 of Notes to Consolidated Financial Statements.

•
Deferred income tax assets increased primarily as a result of our adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which required us to record a deferred tax asset of $2.9 billion during the year ended December 31, 2018. Refer to Note 1 and Note 15 of Notes to Consolidated Financial Statements.

•
Goodwill increased primarily due to the acquisition of the Philippine bottling operations and the allocation of goodwill from CCBA to other reporting units. Refer to Note 2 and Note 9 of Notes to Consolidated Financial Statements.

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
We monitor our exposure to financial market risks using several objective measurement systems, including a sensitivity analysis to measure our exposure to fluctuations in foreign currency exchange rates, interest rates and commodity prices. Refer to Note 6 of Notes to Consolidated Financial Statements for additional information about our hedging transactions and derivative financial instruments.
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2018, we used 72 functional currencies in addition to the U.S. dollar and generated $20,512 million of our net operating revenues from operations outside the United States; therefore, weaknesses in some currencies may be offset by strengths in other currencies over time. We use derivative financial instruments to further reduce our net exposure to foreign currency fluctuations.
Our Company enters into forward exchange contracts and purchases foreign currency options (principally euros, British pounds sterling and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. Additionally, we enter into forward exchange contracts to offset the earnings impact related to foreign currency fluctuations on certain monetary assets and liabilities. We also enter into forward exchange contracts as hedges of net investments in foreign operations.
The total notional values of our foreign currency derivatives were $17,142 million and $13,057 million as of December 31, 2018 and 2017, respectively. These values include derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. The fair value of the contracts that qualify for hedge accounting resulted in a net unrealized gain of $83 million as of December 31, 2018, and we estimate that a 10 percent weakening of the U.S. dollar would have eliminated the net unrealized gain and created a net unrealized loss of $191 million. The fair value of the contracts that do not qualify for hedge accounting resulted in a net unrealized loss of $40 million as of December 31, 2018, and we estimate that a 10 percent weakening of the U.S. dollar would have eliminated the net unrealized loss and created a net unrealized gain of $217 million.
Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
Based on the Company's variable-rate debt and derivative instruments outstanding as of December 31, 2018, we estimate that a 1 percentage point increase in interest rates would have increased interest expense by $251 million in 2018. However, this increase in interest expense would have been partially offset by the increase in interest income related to higher interest rates.
The Company is subject to interest rate risk related to its investments in highly liquid debt securities. These investments are primarily managed by external managers within the guidelines of the Company's investment policy. Our policy requires these investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. In addition, our policy limits the amount of credit exposure to any one issuer. We estimate that a 1 percentage point increase in interest rates would result in a $100 million decrease in the fair value of our portfolio of highly liquid debt securities.
Commodity Prices
The Company is subject to market risk with respect to commodity price fluctuations, principally related to our purchases of sweeteners, metals, juices, PET and fuels. We manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing and distribution operations. When deemed appropriate, we use derivative financial instruments to manage our exposure to commodity risks. Certain of these derivatives do not qualify for hedge accounting, but they are effective economic hedges that help the Company mitigate the price risk associated with the purchases and transportation of materials used in our manufacturing processes.

Open commodity derivatives that qualify for hedge accounting had notional values of $9 million and $35 million as of December 31, 2018 and 2017, respectively. The fair value of the contracts that qualify for hedge accounting resulted in a net unrealized loss of $1 million as of December 31, 2018, and we estimate that a 10 percent decrease in underlying commodity prices would have increased the net unrealized loss to $2 million.
Open commodity derivatives that do not qualify for hedge accounting had notional values of $373 million and $357 million as of December 31, 2018 and 2017, respectively. The fair value of the contracts that do not qualify for hedge accounting resulted in a net unrealized loss of $44 million as of December 31, 2018, and we estimate that a 10 percent decrease in underlying commodity prices would have increased the net unrealized loss to $69 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2018	2017		2016
(In millions except per share data)
NET OPERATING REVENUES	$31,856	$35,410		$41,863
Cost of goods sold	11,770	13,255		16,465
GROSS PROFIT	20,086	22,155		25,398
Selling, general and administrative expenses	10,307	12,654		15,370
Other operating charges	1,079	1,902		1,371
OPERATING INCOME	8,700	7,599		8,657
Interest income	682	677		642
Interest expense	919	841		733
Equity income (loss) — net	1,008	1,071		835
Other income (loss) — net	(1,121)	(1,764)		(1,265)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,350	6,742		8,136
Income taxes from continuing operations	1,623	5,560		1,586
NET INCOME FROM CONTINUING OPERATIONS	6,727	1,182		6,550
Income (loss) from discontinued operations (net of income taxes of $126, $47 and $0, respectively)	(251)	101		—
CONSOLIDATED NET INCOME	6,476	1,283		6,550
Less: Net income attributable to noncontrolling interests	42	35		23
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$6,434	$1,248		$6,527

Basic net income per share from continuing operations[1]	$1.58	$0.28		$1.51
Basic net income (loss) per share from discontinued operations[2]	(0.07)	0.02		—
BASIC NET INCOME PER SHARE	$1.51	$0.29	[3]	$1.51
Diluted net income per share from continuing operations[1]	$1.57	$0.27		$1.49
Diluted net income (loss) per share from discontinued operations[2]	(0.07)	0.02		—
DILUTED NET INCOME PER SHARE	$1.50	$0.29		$1.49
AVERAGE SHARES OUTSTANDING — BASIC	4,259	4,272		4,317
Effect of dilutive securities	40	52		50
AVERAGE SHARES OUTSTANDING — DILUTED	4,299	4,324		4,367

[1]	Calculated based on net income from continuing operations less net income from continuing operations attributable to noncontrolling interests.

[2]	Calculated based on net income (loss) from discontinued operations less net income from discontinued operations attributable to noncontrolling interests.

[3]	Per share amounts do not add due to rounding.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,	2018	2017	2016
(In millions)
CONSOLIDATED NET INCOME	$6,476	$1,283	$6,550
Other comprehensive income:
Net foreign currency translation adjustments	(2,035)	861	(626)
Net gains (losses) on derivatives	(7)	(433)	(382)
Net unrealized gains (losses) on available-for-sale securities	(34)	188	17
Net change in pension and other benefit liabilities	29	322	(53)
TOTAL COMPREHENSIVE INCOME	4,429	2,221	5,506
Less: Comprehensive income attributable to noncontrolling interests	95	73	10
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$4,334	$2,148	$5,496
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2018	2017
(In millions except par value)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,926	$6,006
Short-term investments	2,025	9,352
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	10,951	15,358
Marketable securities	5,013	5,317
Trade accounts receivable, less allowances of $489 and $477, respectively	3,396	3,667
Inventories	2,766	2,655
Prepaid expenses and other assets	1,962	2,000
Assets held for sale	—	219
Assets held for sale — discontinued operations	6,546	7,329
TOTAL CURRENT ASSETS	30,634	36,545
EQUITY METHOD INVESTMENTS	19,407	20,856
OTHER INVESTMENTS	867	1,096
OTHER ASSETS	4,139	4,230
DEFERRED INCOME TAX ASSETS	2,667	330
PROPERTY, PLANT AND EQUIPMENT — net	8,232	8,203
TRADEMARKS WITH INDEFINITE LIVES	6,682	6,729
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	51	138
GOODWILL	10,263	9,401
OTHER INTANGIBLE ASSETS	274	368
TOTAL ASSETS	$83,216	$87,896
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,932	$8,748
Loans and notes payable	13,194	13,205
Current maturities of long-term debt	4,997	3,298
Accrued income taxes	378	410
Liabilities held for sale	—	37
Liabilities held for sale — discontinued operations	1,722	1,496
TOTAL CURRENT LIABILITIES	29,223	27,194
LONG-TERM DEBT	25,364	31,182
OTHER LIABILITIES	7,638	8,021
DEFERRED INCOME TAX LIABILITIES	1,933	2,522
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	16,520	15,864
Reinvested earnings	63,234	60,430
Accumulated other comprehensive income (loss)	(12,814)	(10,305)
Treasury stock, at cost — 2,772 and 2,781 shares, respectively	(51,719)	(50,677)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	16,981	17,072
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,077	1,905
TOTAL EQUITY	19,058	18,977
TOTAL LIABILITIES AND EQUITY	$83,216	$87,896
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2018	2017	2016
(In millions)
OPERATING ACTIVITIES
Consolidated net income	$6,476	$1,283	$6,550
(Income) loss from discontinued operations	251	(101)	—
Net income from continuing operations	6,727	1,182	6,550
Depreciation and amortization	1,086	1,260	1,787
Stock-based compensation expense	225	219	258
Deferred income taxes	(450)	(1,256)	(856)
Equity (income) loss — net of dividends	(457)	(628)	(449)
Foreign currency adjustments	(38)	281	158
Significant (gains) losses on sales of assets — net	189	1,459	1,146
Other operating charges	558	1,218	647
Other items	682	(269)	(224)
Net change in operating assets and liabilities	(1,202)	3,464	(225)
Net cash provided by operating activities	7,320	6,930	8,792
INVESTING ACTIVITIES
Purchases of investments	(7,789)	(17,296)	(16,626)
Proceeds from disposals of investments	14,977	16,694	17,842
Acquisitions of businesses, equity method investments and nonmarketable securities	(1,040)	(3,809)	(838)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	1,362	3,821	1,035
Purchases of property, plant and equipment	(1,347)	(1,675)	(2,262)
Proceeds from disposals of property, plant and equipment	245	104	150
Other investing activities	(60)	(93)	(305)
Net cash provided by (used in) investing activities	6,348	(2,254)	(1,004)
FINANCING ACTIVITIES
Issuances of debt	27,339	29,857	27,281
Payments of debt	(30,568)	(28,768)	(25,615)
Issuances of stock	1,476	1,595	1,434
Purchases of stock for treasury	(1,912)	(3,682)	(3,681)
Dividends	(6,644)	(6,320)	(6,043)
Other financing activities	(243)	(91)	79
Net cash provided by (used in) financing activities	(10,552)	(7,409)	(6,545)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by (used in) operating activities from discontinued operations	307	111	—
Net cash provided by (used in) investing activities from discontinued operations	(421)	(58)	—
Net cash provided by (used in) financing activities from discontinued operations	205	(38)	—
Net cash provided by (used in) discontinued operations	91	15	—
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(262)	241	(5)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the year	2,945	(2,477)	1,238
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	6,373	8,850	7,612
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	9,318	6,373	8,850
Less: Restricted cash and restricted cash equivalents at end of year	392	367	295
Cash and cash equivalents at end of year	$8,926	$6,006	$8,555
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

Year Ended December 31,	2018	2017	2016
(In millions except per share data)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	4,259	4,288	4,324
Treasury stock issued to employees related to stock compensation plans	48	53	50
Purchases of stock for treasury	(39)	(82)	(86)
Balance at end of year	4,268	4,259	4,288
COMMON STOCK	$1,760	$1,760	$1,760
CAPITAL SURPLUS
Balance at beginning of year	15,864	14,993	14,016
Stock issued to employees related to stock compensation plans	467	655	589
Tax benefit (charge) from stock compensation plans	—	—	130
Stock-based compensation expense	225	219	258
Other activities	(36)	(3)	—
Balance at end of year	16,520	15,864	14,993
REINVESTED EARNINGS
Balance at beginning of year	60,430	65,502	65,018
Adoption of accounting standards[1]	3,014	—	—
Net income attributable to shareowners of The Coca-Cola Company	6,434	1,248	6,527
Dividends (per share — $1.56, $1.48 and $1.40 in 2018, 2017 and 2016, respectively)	(6,644)	(6,320)	(6,043)
Balance at end of year	63,234	60,430	65,502
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(10,305)	(11,205)	(10,174)
Adoption of accounting standards[1]	(409)	—	—
Net other comprehensive income (loss)	(2,100)	900	(1,031)
Balance at end of year	(12,814)	(10,305)	(11,205)
TREASURY STOCK
Balance at beginning of year	(50,677)	(47,988)	(45,066)
Treasury stock issued to employees related to stock compensation plans	704	909	811
Purchases of stock for treasury	(1,746)	(3,598)	(3,733)
Balance at end of year	(51,719)	(50,677)	(47,988)
TOTAL EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$16,981	$17,072	$23,062
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Balance at beginning of year	$1,905	$158	$210
Net income attributable to noncontrolling interests	42	35	23
Net foreign currency translation adjustments	53	38	(13)
Dividends paid to noncontrolling interests	(31)	(15)	(25)
Contributions by noncontrolling interests	—	—	1
Business combinations	101	1,805	—
Deconsolidation of certain entities	—	(157)	(34)
Other activities	7	41	(4)
TOTAL EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$2,077	$1,905	$158
1 Refer to Note 1, Note 3, Note 4 and Note 15.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements.
Description of Business
The Coca-Cola Company is the world's largest nonalcoholic beverage company. We own or license and market more than 500 nonalcoholic beverage brands, which we group into the following category clusters: sparkling soft drinks; water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks. We own and market four of the world's top five nonalcoholic sparkling soft drink brands: Coca-Cola, Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories.
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as Company-owned or -controlled bottling and distribution operations — the world's largest beverage distribution system ("Coca-Cola system"). Beverages bearing trademarks owned by or licensed to us account for more than 1.9 billion of the approximately 61 billion servings of all beverages consumed worldwide every day.
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
Certain prior year amounts in the consolidated financial statements and accompanying notes have been revised to conform to the current year presentation as a result of the adoption of certain accounting standards that became effective January 1, 2018, as applicable. Refer to the "Recently Adopted Accounting Guidance" section within this note below for further details.
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a "VIE." An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to equity investments, profit guarantees or subordinated financial support. Refer to Note 12. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, and other subordinated financial support related to these VIEs totaled $3,916 million and $4,523 million as of December 31, 2018 and 2017, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not individually significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $49 million and $1 million as of December 31, 2018 and 2017, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
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
Assets and Liabilities Held for Sale
Our Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
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
Discontinued Operations
A disposal group is classified as a discontinued operation when the following criteria are met: (1) the disposal group is a component of an entity; (2) the component of the entity meets the held-for-sale criteria in accordance with our policy described above; and (3) the component of the entity represents a strategic shift in the entity's operating and financial results. Alternatively, if a business meets the criteria for held for sale on the acquisition date, the business is accounted for as a discontinued operation. In October 2017, the Company and Anheuser-Busch InBev ("ABI") completed the transition of ABI's controlling interest in Coca-Cola Beverages Africa Proprietary Limited ("CCBA") to the Company for $3,150 million, resulting in its consolidation. As CCBA met the criteria for held for sale upon consolidation, we have presented the financial position and results of operations of CCBA as discontinued operations in the accompanying consolidated financial statements.
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Prior to the adoption of ASC 606, we recognized revenue when persuasive evidence of an arrangement existed, delivery of products had occurred, the sales price was fixed or determinable and collectibility was reasonably assured. Refer to Note 3.
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $4 billion in 2018, 2017 and 2016. As of December 31, 2018 and 2017, advertising and production costs of

$54 million and $95 million, respectively, were primarily recorded in the line item prepaid expenses and other assets in our consolidated balance sheets.
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
Shipping and Handling Costs
Shipping and handling costs related to the movement of goods from our manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our consolidated statements of income. Shipping and handling costs incurred to move goods from our manufacturing locations or sales distribution centers to our customers are also included in the line item cost of goods sold in our consolidated statements of income, except for costs incurred to distribute goods sold by our Company-owned bottlers to our customers, which are included in the line item selling, general and administrative expenses. Our customers generally do not pay us separately for shipping and handling costs. Effective January 1, 2018, we adopted ASC 606. Upon adoption, we made a policy election to recognize the cost of shipping and handling activities that are performed after a customer obtains control of the goods as costs to fulfill our promise to provide goods to the customer. As a result of this election, the Company does not evaluate whether shipping and handling activities are services promised to customers. If revenue is recognized for the related goods before the shipping and handling activities occur, the related costs of those shipping and handling activities are accrued. Refer to Note 3 for additional information regarding revenue recognition.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to shareowners of The Coca-Cola Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 51 million, 47 million and 51 million stock option awards were excluded from the computations of diluted net income per share in 2018, 2017 and 2016, respectively, because the awards would have been antidilutive for the years presented.

The following table presents information related to net income from continuing operations and net income from discontinued operations (in millions):

Year Ended December 31,	2018	2017	2016
CONTINUING OPERATIONS
Net income from continuing operations	$6,727	$1,182	$6,550
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	(7)	1	23
Net income from continuing operations attributable to shareowners of The Coca-Cola Company	$6,734	$1,181	$6,527
DISCONTINUED OPERATIONS
Net income (loss) from discontinued operations	$(251)	$101	$—
Less: Net income from discontinued operations attributable to noncontrolling interests	49	34	—
Net income (loss) from discontinued operations attributable to shareowners of The Coca-Cola Company	$(300)	$67	$—
CONSOLIDATED
Consolidated net income	$6,476	$1,283	$6,550
Less: Net income attributable to noncontrolling interests	42	35	23
Net income attributable to shareowners of The Coca-Cola Company	$6,434	$1,248	$6,527
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
The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in the consolidated statements of cash flows (in millions):

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$8,926	$6,006	$8,555
Cash and cash equivalents included in assets held for sale	—	13	49
Cash and cash equivalents included in assets held for sale — discontinued operations	151	97	—
Cash and cash equivalents included in other assets[1]	241	257	246
Cash, cash equivalents, restricted cash and restricted cash equivalents	$9,318	$6,373	$8,850
1 Amounts represent cash and cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
Short-Term Investments
We classify time deposits and other investments that have maturities of greater than three months but less than one year as short-term investments.
Investments in Equity and Debt Securities
Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") 2016-01 Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Prior to the adoption of ASU 2016-01, marketable equity securities not accounted for under the equity method were classified as trading or available-for-sale. Both realized and unrealized gains and losses on equity securities classified as trading securities were recognized in net income. For equity securities classified as available-for-sale, realized gains and losses were included in net income. Unrealized gains and losses on equity securities classified as available-for-sale were recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. Equity securities without readily determinable fair values were recorded at cost. Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Refer to Note 4 for additional information on our policy for investments which include our assessment of impairments.
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
Activity in the allowance for doubtful accounts was as follows (in millions):

Year Ended December 31,	2018	2017	2016
Balance at beginning of year	$477	$466	$352
Net charges to costs and expenses[1]	29	32	126
Write-offs	(4)	(10)	(10)
Other[2]	(13)	(11)	(2)
Balance at end of year	$489	$477	$466

[1]	The 2016 amount was primarily related to concentrate sales receivables from our bottling partner in Venezuela. See "Hyperinflationary Economies" discussion below for additional information.
2 Other includes foreign currency translation adjustments and the impact of reclassifying certain assets to assets held for sale. Refer to Note 2.
A significant portion of our net operating revenues and corresponding accounts receivable is derived from sales of our products in international markets. Refer to Note 3 and Note 20. We also generate a significant portion of our net operating revenues by selling concentrates and syrups to bottlers in which we have a noncontrolling interest. Refer to Note 7.
Derivative Instruments
Our Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk. All derivatives are carried at fair value in our consolidated balance sheets in the following line items, as applicable: prepaid expenses and other assets; other assets; accounts payable and accrued expenses; and other liabilities. The cash flow impact of the Company's derivative instruments is primarily included in our consolidated statements of cash flows in net cash provided by operating activities. Refer to Note 6.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; and machinery, equipment and vehicle fleet: 20 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement. Depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale, even if the asset or disposal group continues to generate revenue during the period. Depreciation expense, including the depreciation expense of assets under capital lease, totaled $999 million, $1,131 million and $1,575 million in 2018, 2017 and 2016, respectively. Amortization expense for leasehold improvements totaled $18 million, $19 million and $22 million in 2018, 2017 and 2016, respectively. Refer to Note 8.

Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment test is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use. Refer to Note 17.
Goodwill, Trademarks and Other Intangible Assets
We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 1 to 20 years. Refer to Note 9.
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
We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment tests as of the first day of our third fiscal quarter. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment.
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
Stock-Based Compensation
Our Company grants awards under its stock-based compensation plans to certain employees of the Company. These awards include stock options, restricted stock units, restricted stock and performance–based share units. The fair value of our stock option grants is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The Company recognizes compensation expense on a straight-line basis over the period the stock option grant is earned by the employee, generally four years.
The fair value of our restricted stock units, restricted stock and certain performance-based share units is the quoted market value of the Company's stock on the grant date less the present value of the expected dividends not received during the relevant period. For most performance-based share units granted from 2014 to 2017 and for performance-based share units granted to executives in 2018, the Company includes a relative total shareowner return ("TSR") modifier to determine the number of shares earned at the end of the performance period. For these awards, the number of shares earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company's total shareowner return over the performance period relative to a predefined compensation comparator group of companies falls outside of a defined range. The fair value of performance-based share units that include the TSR modifier is determined using a Monte Carlo valuation model.
In the period it becomes probable that the minimum performance threshold specified in the performance-based share award will be achieved, we recognize expense for the proportionate share of the total fair value of the award related to the vesting period that has already lapsed. The remaining fair value of the award is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that we will achieve the minimum performance threshold specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made.
The Company has made a policy election to estimate the number of stock-based compensation awards that are expected to vest to determine the amount of compensation expense recognized in earnings. Forfeiture estimates are trued-up through the vesting date, in order to ensure that total compensation expense is recognized only for those awards that ultimately vest. Refer to Note 13.
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
The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note 12 and Note 15.
Translation and Remeasurement
We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars at the appropriate spot rates as of the balance sheet date. Generally, our foreign subsidiaries use the local currency as their functional currency. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of AOCI. Refer to Note 16. Income statement accounts are translated using the monthly average exchange rates during the year.
Monetary assets and liabilities denominated in a currency that is different from a reporting entity's functional currency must first be remeasured from the applicable currency to the legal entity's functional currency. The effect of this remeasurement process is recognized in the line item other income (loss) — net in our consolidated statements of income and is partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 6.
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
Venezuela has been designated as a hyperinflationary economy. During the year ended December 31, 2016, the Venezuelan government devalued its currency and changed its official and most preferential exchange rate, which should be used for purchases of certain essential goods, to 10 bolivars per U.S. dollar from 6.3. The official and most preferential rate is now known as DIPRO and the former official rate has been eliminated. The Venezuelan government replaced the former open market exchange rate with the DICOM rate, which is allowed to float freely and is expected to fluctuate based on supply and demand. As a result, management determined that the DICOM rate was the most appropriate legally available rate to remeasure the net monetary assets of our Venezuelan subsidiary.
We sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. During the year ended December 31, 2016, as a result of the continued lack of liquidity and our revised assessment of the U.S. dollar value we expected to realize upon the conversion of Venezuelan bolivars into U.S. dollars by our bottling partner to pay our concentrate sales receivables, we recorded a write-down of $76 million, which was recorded in the line item other operating charges in our consolidated statement of income.
We also have certain U.S. dollar-denominated intangible assets associated with products sold in Venezuela. As a result of weaker sales, the volatility of foreign currency exchange rates resulting from continued instability and the Company's revised expectations regarding the convertibility of the local currency, we recognized an impairment charge of $34 million during the year ended December 31, 2017, which was recorded in the line item other operating charges in our consolidated statement of income. As a result of this impairment charge, the remaining carrying value of all U.S. dollar-denominated intangible assets associated with products sold in Venezuela is zero.
Refer to Note 20 for the impact these items had on our operating segments and Corporate.
Recently Adopted Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which replaces most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. ASU 2014-09 and its amendments were included primarily in ASC 606. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted ASC 606 effective January 1, 2018, using the modified retrospective method. We recognized a cumulative effect adjustment to decrease the opening balance of reinvested earnings as of January 1, 2018 by $257 million, net of tax. The Company has changed our accounting policies and practices, business processes, systems and controls, as well as designed and implemented specific controls over our evaluation of the impact of the new guidance on the Company, including the cumulative effect calculation, disclosure requirements and the collection of relevant data for the reporting process. Refer to Note 3.
In January 2016, the FASB issued ASU 2016-01, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 was effective for the Company beginning January 1, 2018, and we are now recognizing any changes in the fair value of certain equity investments in net income as prescribed by the new standard rather than in other comprehensive income ("OCI"). We recognized a cumulative effect adjustment to increase the opening balance of reinvested earnings as of January 1, 2018 by $409 million, net of tax. Refer to Note 4 for additional disclosures required by this ASU.
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted ASU 2016-09 on January 1, 2017 by prospectively recognizing excess tax benefits and tax deficiencies in our consolidated statement of income as the awards vested or were settled. Effective January 1, 2017, the Company also prospectively presented excess tax benefits as an operating activity, rather than a financing activity, in our consolidated statement of cash flows. Had these changes been required to be adopted retrospectively, during the year ended December 31, 2016, the Company would have recognized an additional $130 million of excess tax benefits in our consolidated statement of income. Additionally, during the year ended December 31, 2016, the Company would have reduced our financing activities and increased our operating activities by $130 million in our consolidated statement of cash flows. The Company has elected, consistent with past practice, to estimate the number of awards that are expected to vest to determine the amount of stock-based compensation expense recognized in earnings.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 was effective for the Company beginning January 1, 2018 and was adopted using the retrospective transition approach to all periods presented. The impact of the adoption of ASU 2016-15 on our consolidated statement of cash flows was a change in presentation related to our proceeds from the settlement of corporate-owned life insurance policies. We revised our consolidated statement of cash flows to reflect these proceeds in the line item other investing activities, which were previously presented in the line item net change in operating assets and liabilities. During the years ended December 31, 2017 and 2016, the amount of proceeds received from the settlement of corporate-owned life insurance policies was $65 million and $3 million, respectively.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 was effective for the Company beginning January 1, 2018 and was adopted using a modified retrospective basis. We recorded a $2.9 billion cumulative effect adjustment to increase the opening balance of reinvested earnings, with the majority of the offset being recorded in the line item deferred income tax assets in our consolidated balance sheet. Refer to Note 15.
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
Prior to the adoption of ASU 2016-18, we presented the transfer of cash and cash equivalents into or out of our captive insurance companies in the line items purchases of investments and proceeds from disposals of investments in our consolidated statement of cash flows. We did not present the purchases of investments and proceeds from disposals of investments within our captive insurance companies. Cash flows related to cash and cash equivalents included in our insurance captives are now presented in the line items purchases of investments and proceeds from disposals of investments within the investing activities section of our consolidated statement of cash flows. During the year ended December 31, 2017, the purchases of investments and proceeds from disposals of investments within our captive insurance companies were $777 million and $773 million, respectively. During the year ended December 31, 2016, the purchases of investments and proceeds from disposals of investments within our captive insurance companies were $1,388 million and $1,304 million, respectively.
Prior to the adoption of ASU 2016-18, we treated the change in cash and cash equivalents included in assets held for sale as an adjustment to the line item other investing activities within our consolidated statement of cash flows. With the adoption of this ASU, we no longer make this adjustment and we revised the prior year to remove this adjustment. During the year ended December 31, 2017, the change in cash and cash equivalents included in assets held for sale was $36 million. During the year ended December 31, 2016, the change in cash and cash equivalents included in assets held for sale was $94 million. Refer to the heading "Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents" above for additional disclosures required by this ASU.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of the Company's net periodic pension cost and net periodic postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees, with the non-service cost components of net periodic benefit cost and other benefit plan charges and credits being classified outside of a subtotal of income from operations. ASU 2017-07 was effective for the Company beginning January 1, 2018 and was adopted retrospectively for the presentation of the other components of net periodic benefit cost and other benefit plan charges and credits in our consolidated statements of income. As part of our adoption, we elected to use a practical expedient which allows us to use information previously disclosed in our note on pension and other postretirement benefit plans as the estimation basis for applying the retrospective presentation requirements of this ASU. During the years ended December 31, 2017 and December 31, 2016, we reclassified $98 million and $31 million of expense, respectively, related to our non-service cost components of net periodic benefit cost and other benefit plan charges and credits from operating income to other income (loss) — net in our consolidated statements of income. Refer to Note 14 for additional disclosures required by this ASU.
In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act ("Tax Reform Act"). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company adopted this standard and subsequently finalized the accounting based on the guidance, interpretations and data available as of December 31, 2018. Refer to Note 15 for additional information on the Tax Reform Act.
Accounting Guidance Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize right-of-use assets, representing their right to use the underlying asset for the lease term, and lease liabilities on the balance sheet for all leases with terms greater than 12 months. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases by lessors. Additionally, the guidance requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The Company has substantially completed its preparation for the adoption of this new accounting standard. This included assessing the completeness of our lease arrangements, evaluating practical expedients and accounting policy elections, executing changes to our business process, which include our systems and controls, and implementing software to meet the reporting requirements of this standard.
ASU 2016-02 is effective for the Company beginning January 1, 2019. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The Company expects to elect certain practical expedients, including the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and is evaluating the other practical expedients available under the guidance. The Company also plans to elect the optional transition method that will give companies the option to use the effective date as the date of initial application on transition, and as a result, we will not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company anticipates the adoption of this new standard will result in an increase of approximately 1 percent of total assets and liabilities on our consolidated balance sheet. This estimate does not include transactions that closed in the first quarter of 2019, such as Costa Limited ("Costa"). While we are substantially complete with the process of quantifying the impacts that will result from applying the new guidance, our assessment will be finalized during the first quarter of 2019. We do not expect the new standard to have a material impact on the Company's consolidated statement of income. As the impact of this standard is noncash in nature, we do not anticipate its adoption having an impact on the Company's consolidated statement of cash flows.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which eliminates the requirement to separately measure and report hedge ineffectiveness and requires companies to recognize all elements of hedge accounting that impact earnings in the same line item in the statement of income where the hedged item resides. The amendments include new alternatives for measuring the hedged item for fair value hedges of interest rate risk and ease the requirements for effectiveness testing, hedge documentation and applying the critical terms match method. Finally, the standard introduces new alternatives that permit companies to reduce the risk of material error if the shortcut method is misapplied. ASU 2017-12 is effective for the Company beginning January 1, 2019 and is required to be applied prospectively. The adoption of this ASU is not expected to have a material impact on our consolidated balance sheet, statement of income or statement of cash flows.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Reform Act on items within accumulated other comprehensive income (loss) ("AOCI") to reinvested earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." Amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update. ASU 2018-02 is effective for the Company beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We have elected to apply this standard in the period of adoption and will recognize a cumulative effect adjustment to the opening balance of reinvested earnings as of January 1, 2019. We expect this cumulative effect adjustment to increase reinvested earnings by approximately $500 million.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2018, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,040 million, which included the acquisition of the 51 percent controlling interest in the Philippine bottling operations from Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee. Refer to the "Philippine Bottling Operations" section within this note below for further details. Additionally, we acquired a minority interest in BA Sports Nutrition, LLC ("BodyArmor"). We account for our minority interest in BodyArmor as an equity method investment based on our equity ownership percentage and our representation on their Management Committee. We obtained an option to acquire the remaining ownership interests in BodyArmor based on an agreed-upon formula, which becomes exercisable in 2021. Upon the expiration of the Company's option, BodyArmor has the option to sell their remaining interests to the Company based on the same agreed‑upon formula. The Company also acquired additional ownership interests in the Company's franchise bottlers in the United Arab Emirates and in Oman, both of which were previously equity method investees of the Company. As a result of the additional interest acquired in the Oman bottler, we obtained a controlling interest, resulting in its consolidation.
During 2017, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $3,809 million, of which $3,150 million related to the transition of ABI's 54.5 percent controlling interest in CCBA to the Company, resulting in its consolidation in October 2017. The financial position and results of operations of CCBA are being accounted for as a discontinued operation. Refer to the "Discontinued Operations" section within this note below for further details. Additionally, in conjunction with the refranchising of Coca-Cola Refreshments' ("CCR") Southwest operating unit ("Southwest Transaction"), we obtained an equity interest in AC Bebidas, S. de R.L. de C.V. ("AC Bebidas"), a subsidiary of Arca Continental, S.A.B. de C.V. ("Arca"), primarily for noncash consideration. Refer to the "North America Refranchising — United States" section within this note below for further details. The remaining activity primarily related to the acquisition of AdeS, a plant-based beverage business, by the Company and several of its bottling partners in Latin America, and the acquisition of the U.S. rights to the Topo Chico premium sparkling water brand from AC Bebidas, an equity method investee.
During 2016, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $838 million, which primarily related to our acquisition of Xiamen Culiangwang Beverage Technology Co., Ltd. ("China Green"), a maker of plant-based protein beverages in China, and a minority investment in CHI Limited ("CHI"), a Nigerian producer of value-added dairy and juice beverages, which is accounted for under the equity method of accounting. Under the terms of the agreement for our investment in CHI, the Company acquired the remaining ownership interest from the existing shareowners in January 2019.
Philippine Bottling Operations
In December 2018, the Company acquired the 51 percent controlling interest in the Philippine bottling operations held by Coca‑Cola FEMSA, an equity method investee, in exchange for $715 million of cash. The acquired business had $345 million of cash on hand upon acquisition. The acquisition was a result of Coca-Cola FEMSA exercising the option to sell its ownership interest to the Company. Coca-Cola FEMSA obtained this option when it originally acquired the controlling interest from the Company in 2013. As a result of this acquisition, we now own 100 percent of the Philippine bottling operations. Upon consolidation, we recognized a net charge of $32 million, which included the remeasurement of our previously held equity interest in the Philippine bottling operations to fair value and the reversal of the related cumulative translation adjustments. The fair value of our previously held equity investment was determined using a discounted cash flow model based on Level 3 inputs. The net charge was recorded in the line item other income (loss) — net in our consolidated statement of income.

Divestitures
During 2018, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $1,362 million, primarily related to proceeds from the refranchising of our Canadian and Latin American bottling operations, as well as the sale of our equity ownership in Corporación Lindley S.A. ("Lindley").
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
Latin America Bottling Operations
As of December 31, 2017, certain of the Company's bottling operations in Latin America were classified as held for sale. During 2018, the Company sold its bottling operations in Latin America to Coca-Cola FEMSA, an equity method investee. We received net cash proceeds of $289 million as a result of these sales and recognized a net gain of $47 million, which was included in the line item other income (loss) — net in our consolidated statement of income.
Corporación Lindley S.A.
In September 2018, we sold our equity ownership in Lindley to AC Bebidas, an equity method investee. We received net cash proceeds of $507 million and recognized a net gain of $296 million during the year ended December 31, 2018, which was included in the line item other income (loss) — net in our consolidated statement of income.
North America Refranchising — Canada
In September 2018, the Company completed its North America refranchising with the sale of its Canadian bottling operations. We received initial net cash proceeds of $518 million and recognized a net charge of $385 million during the year ended December 31, 2018, which was included in the line item other income (loss) — net in our consolidated statement of income.
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
Contemporaneously with the grant of these rights, the Company sold the distribution assets, certain working capital items, and the exclusive rights to distribute certain beverage brands not owned by the Company, but distributed by CCR, in each of these territories to the respective bottlers in exchange for cash, except for the territory included in the Southwest Transaction. As discussed further below, we did not receive cash in the Southwest Transaction for these items.
In 2016, the Company formed a new National Product Supply System ("NPSS") to facilitate optimal operation of the U.S. product supply system. Under the NPSS, the Company and several of its independent producing bottlers administer key national product supply activities for these bottlers. Additionally, CCR sold production assets to these independent producing bottlers in exchange for cash, excluding production facilities included in the Southwest Transaction.
During the years ended December 31, 2018, December 31, 2017 and December 31, 2016, cash proceeds from these sales totaled $3 million, $2,860 million and $1,017 million, respectively. Included in the cash proceeds for the years ended December 31, 2017 and December 31, 2016 was $336 million and $279 million, respectively, from Coca-Cola Bottling Co. Consolidated now known as Coca-Cola Consolidated, Inc. ("CCCI"), an equity method investee. Also included in the cash proceeds for the year ended December 31, 2017 was $220 million from AC Bebidas and $39 million from Liberty Coca-Cola Beverages.
Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized net charges of $91 million, $3,177 million and $2,456 million during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Included in these amounts are net charges from transactions with equity method investees or former management of $21 million, $1,104 million and $492 million, during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. The net charges in 2018 were primarily related to post-closing adjustments as contemplated by the related agreements. The net charges in 2017 and 2016 were primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale and were included in the line item other income (loss) — net in our consolidated statements of income. The net charges in 2017 included $236 million of expense associated with an indemnification liability related to an underfunded multi-employer benefit plan in which employees of certain refranchised territories participate. In total, we expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
During the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company recorded charges of $34 million, $313 million and $31 million, respectively, primarily related to payments made to certain of our unconsolidated bottling partners in order to convert the bottling agreements for their legacy territories and any previously refranchised territories to a single form of CBA with additional requirements. The additional requirements generally include a binding national governance model, mandatory incidence pricing and additional core performance requirements, among other things. As a result of these conversions, the legacy territories and any previously refranchised territories for each of the related bottling partners will be governed under similar CBAs, which will provide consistency across each such bottler's respective territory, as well as consistency with other U.S. bottlers that have been granted or converted to this form of CBA. The charges related to these payments were included in the line item other income (loss) — net in our consolidated statements of income during the years ended December 31, 2018, December 31, 2017 and December 31, 2016.
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

Refer to Note 20 for the impact these items had on our operating segments and Corporate.

Refranchising of China Bottling Operations
In 2017, the Company sold its bottling operations in China to the two existing local franchise bottlers, one of which is an equity method investee, and sold a related cost method investment to one of the franchise bottlers. We received net cash proceeds of $963 million as a result of these sales and recognized a gain of $88 million during the year ended December 31, 2017, which was included in the line item other income (loss) — net in our consolidated statement of income.
Coca-Cola European Partners
In May 2016, the Company merged our German bottling operations with Coca-Cola Enterprises, Inc. ("CCE") and Coca-Cola Iberian Partners, S.A.U., formerly known as Coca-Cola Iberian Partners, S.A. ("CCIP"), to create Coca-Cola European Partners plc ("CCEP"). In exchange for our German bottling operations, we received an 18 percent interest in CCEP. As a result of recording our interest in CCEP at fair value based on its quoted market price (a Level 1 measurement), the deconsolidation of our German bottling operations, and the related reversal of its cumulative translation adjustments, we recognized a gain of $1,400 million. This gain was partially offset by a $77 million charge incurred as a result of reclassifying losses related to our net investment hedges of our German bottling operations from AOCI into earnings as well as transaction costs incurred resulting in a net gain of $1,287 million during the year ended December 31, 2016. Refer to Note 16. With the exception of the transaction costs, the net gain was recorded in the line item other income (loss) — net in our consolidated statement of income. The Company accounts for its interest in CCEP as an equity method investment based on our equity ownership percentage, our representation on CCEP's Board of Directors, material intercompany transactions and other governance rights.
Coca-Cola Beverages Africa Proprietary Limited
In July 2016, the Company, SABMiller plc and Gutsche Family Investments combined the bottling operations of each of the parties' nonalcoholic ready-to-drink beverage businesses in Southern and East Africa to form a new bottler, which is called CCBA. The Company: (1) contributed its South African bottling operations to CCBA, which included certain wholly owned subsidiaries and an equity method investment; (2) paid $150 million in cash; (3) obtained a 12 percent interest in CCBA and a 3 percent interest in CCBA's South African subsidiary; and (4) acquired several trademarks that are generally indefinite-lived.
As a result of recording our interests in CCBA and its South African subsidiary at fair value, the deconsolidation of our South African bottling operations, the derecognition of the equity method investment, and the reversal of related cumulative translation adjustments, we recognized a charge of $21 million. The fair values of the equity investments in CCBA and CCBA's South African subsidiary, along with the acquired trademarks, were determined using income approaches, including discounted cash flow models (a Level 3 measurement), and the Company believes the inputs and assumptions used are consistent with those hypothetical marketplace participants would use. The loss recognized resulted primarily from the reversal of the related cumulative translation adjustments. This loss was recorded in the line item other income (loss) — net in our consolidated statement of income during the year ended December 31, 2016.
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
In October 2016, ABI acquired SABMiller plc, including its 54.5 percent controlling interest in CCBA, and as a result, we exercised our call option. In October 2017, the Company and ABI completed the transition of ABI's controlling interest in CCBA to the Company for $3,150 million. We plan to hold our controlling interest in CCBA temporarily. Accordingly, we have presented the financial position and results of operations of CCBA as discontinued operations in the accompanying consolidated financial statements from its date of acquisition. Refer to the "Discontinued Operations" section within this note below for further discussion.
Keurig Green Mountain, Inc.
In March 2016, a JAB Holding Company-led investor group acquired Keurig Green Mountain, Inc. ("Keurig"). As a result, the Company received proceeds of $2,380 million, which were recorded in the line item proceeds from disposals of investments in our consolidated statement of cash flows, and recorded a gain of $18 million related to the disposal of our shares of Keurig in the line item other income (loss) — net in our consolidated statement of income during the year ended December 31, 2016.
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
Discontinued Operations
In October 2017, the Company and ABI completed the transition of ABI's controlling interest in CCBA to the Company for $3,150 million. We plan to hold a controlling interest in CCBA temporarily. We anticipate that we will divest a portion of our ownership interest in 2019, which will result in the Company no longer having a controlling interest in CCBA. Accordingly, we have presented the financial position and results of operations of CCBA as discontinued operations in the accompanying consolidated financial statements. As CCBA met the criteria to be classified as held for sale, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell and present the related assets and liabilities as separate line items in our consolidated balance sheet. During the year ended December 31, 2018, we recorded an impairment charge of $554 million, reflecting management's view of the proceeds that are expected to be received based on revised projections of future operating results and foreign currency exchange rate fluctuations. Refer to Note 17.
Upon consolidation of CCBA, we remeasured our previously held equity interests in CCBA and its South African subsidiary to fair value and recorded a gain on the remeasurement of $150 million. The fair values in our previously held equity investments in CCBA and its South African subsidiary were determined using income approaches, including discounted cash flow models (a Level 3 measurement), and the Company believes the inputs and assumptions used are consistent with those hypothetical marketplace participants would use. We recorded $1,805 million for the noncontrolling interests of CCBA. The fair value of the noncontrolling interests was determined in a manner similar to our previously held equity investments.
The preliminary goodwill recorded at the time of the transaction was $4,262 million, none of which is tax deductible. This goodwill is in part due to the significant synergies that are expected from the consolidation of the bottling system in Southern and East Africa, especially within the country of South Africa. As a result, upon finalization of purchase accounting $411 million of the final goodwill balance of $4,186 million was allocated to other reporting units expected to benefit from this transaction.
During 2018, the Company acquired additional bottling operations in Zambia and Botswana, which have also been included in assets held for sale — discontinued operations and liabilities held for sale — discontinued operations.

The following table presents information related to the major classes of assets and liabilities of CCBA that were classified as held for sale — discontinued operations in our consolidated balance sheets (in millions):

	December 31, 2018	December 31, 2017
Cash, cash equivalents and short-term investments	$151	$97
Trade accounts receivable, less allowances	289	299
Inventories	305	299
Prepaid expenses and other assets	97	52
Equity method investments	5	7
Other assets	15	29
Property, plant and equipment — net	1,587	1,436
Goodwill	3,847	4,248
Other intangible assets	796	862
Allowance for reduction of assets held for sale	(546)	—
Assets held for sale — discontinued operations	$6,546	$7,329
Accounts payable and accrued expenses	$602	$598
Loans and notes payable	641	404
Current maturities of long-term debt	6	6
Accrued income taxes	32	40
Long-term debt	12	19
Other liabilities	8	10
Deferred income taxes	421	419
Liabilities held for sale — discontinued operations	$1,722	$1,496
NOTE 3: REVENUE RECOGNITION
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
We adopted ASC 606 effective January 1, 2018, using the modified retrospective method. We have applied this standard to all contracts at the effective date and contracts entered into thereafter. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell concentrates or finished products to our bottling partners, wholesalers, distributors or retailers. Control of the concentrates or finished products is transferred upon shipment to, or receipt at, our customers' locations, as determined by the specific terms of the contract. Once control is transferred to the customer, we have completed our performance obligation, and revenue is recognized. Our sales terms generally do not allow for a right of return except for matters related to any manufacturing defects on our part. After completion of our performance obligation, we have an unconditional right to consideration as outlined in the contract. Our receivables will generally be collected in less than six months, in accordance with the underlying payment terms. All of our performance obligations under the terms of contracts with our customers have an original duration of one year or less.
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with our bottling partners to develop and implement an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products produced from the concentrate are sold, and package mix. The amounts associated with the arrangements described above are defined as variable consideration under ASC 606 and an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates. The change in the amount of variable consideration recognized during the year ended December 31, 2018 related to performance obligations satisfied in prior periods was immaterial.
In addition to changes in the timing of when we record variable consideration, ASC 606 provided clarification about the classification of certain costs relating to revenue arrangements with customers. As a result, during the year ended December 31, 2018, we recorded certain amounts in cost of goods sold or selling, general and administrative expenses that were previously classified as reductions in net operating revenues. The Company also re-evaluated the principal versus agent considerations pertaining to certain of its arrangements with third-party manufacturers and co-packers. We recorded certain costs in net operating revenues which were previously recorded in cost of goods sold related to arrangements in which we concluded we did not control the goods before they were delivered to our customers.
Prior to the adoption of ASC 606, we recognized revenue when persuasive evidence of an arrangement existed, delivery of products had occurred, the sales price was fixed or determinable and collectibility was reasonably assured. For our Company, this generally meant that we recognized revenue when title to our products was transferred to our bottling partners, resellers or other customers. Title usually transferred upon shipment to or receipt at our customers' locations, as determined by the specific sales terms of each transaction. Our sales terms did not allow for a right of return except for matters related to any manufacturing defects on our part. Our customers could earn certain incentives which were included in deductions from revenue, a component of net operating revenues in our consolidated statement of income. These incentives included, but were not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. In preparing the financial statements, management made estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considered past results in making such estimates. The actual amounts ultimately paid may have been different from our estimates. Such differences were recorded once they were determined and historically were not significant.

The following tables compare the amounts reported in the consolidated statement of income and consolidated balance sheet to the amounts had the previous revenue recognition guidance been in effect (in millions):

	Year Ended December 31, 2018
	As Reported	Balances without Adoption of ASC 606	Increase (Decrease) Due to Adoption
Net operating revenues	$31,856	$31,191	$665	[1]
Cost of goods sold	11,770	10,930	840	[1]
Gross profit	20,086	20,261	(175)
Selling, general and administrative expenses	10,307	10,488	(181)
Operating income	8,700	8,694	6
Income from continuing operations before income taxes	8,350	8,344	6
Income taxes from continuing operations	1,623	1,626	3
Net income from continuing operations	6,727	6,718	9
Income (loss) from discontinued operations	(251)	(253)	2
Consolidated net income	6,476	6,465	11
Net income attributable to shareowners of The Coca-Cola Company	6,434	6,423	11
1 The increase was primarily due to the reclassification of shipping and handling costs.

	December 31, 2018
	As Reported	Balances without Adoption of ASC 606	Increase (Decrease) Due to Adoption
ASSETS
Trade accounts receivable	$3,396	$3,302	$94	[1]
Prepaid expenses and other assets	1,962	1,970	(8)
Total current assets	30,634	30,548	86
Deferred income tax assets	2,667	2,649	18
Total assets	83,216	83,112	104
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$8,932	$8,513	$419	[2]
Total current liabilities	29,223	28,804	419
Deferred income tax liabilities	1,933	2,002	(69)
Reinvested earnings	63,234	63,480	(246)
Total equity	19,058	19,304	(246)
Total liabilities and equity	83,216	83,112	104
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

The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Year Ended December 31, 2018
Concentrate operations	$4,571	$15,886	$20,457
Finished product operations	6,773	4,626	11,399
Total	$11,344	$20,512	$31,856
Refer to Note 20 for additional revenue disclosures by operating segment and Corporate.
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
Prior to the adoption of ASU 2016-01, marketable equity securities not accounted for under the equity method were classified as either trading or available-for-sale. Both realized and unrealized gains and losses on equity securities classified as trading securities were recognized in net income. For equity securities classified as available-for-sale, realized gains and losses were included in net income. Unrealized gains and losses on equity securities classified as available-for-sale were recognized in AOCI, net of tax. Equity securities without readily determinable fair values were recorded at cost.
Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. The cost basis is determined by the specific identification method. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in our consolidated balance sheet as a component of AOCI, except for the change in fair value attributable to the currency risk being hedged, if applicable, which is included in net income. Refer to Note 6 for additional information related to the Company's fair value hedges of available-for-sale debt securities.
Equity securities with readily determinable fair values that are not accounted for under the equity method and debt securities classified as trading are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. Similarly, prior to the adoption of ASU 2016-01, equity investments classified as trading were not tested for impairment. Equity method investments, equity securities without readily determinable fair values and debt securities classified as available-for-sale or held-to-maturity are, and prior to the adoption of ASU 2016-01, equity securities classified as available-for-sale and cost method investments were, reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

As of December 31, 2018, the carrying values of our equity securities were included in the following line items in our consolidated balance sheet (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
Marketable securities	$278	$—
Other investments	787	80
Other assets	869	—
Total equity securities	$1,934	$80
The calculation of net unrealized gains and losses recognized during the year related to equity securities still held at December 31, 2018 is as follows (in millions):

Year Ended December 31, 2018
Net gains (losses) recognized during the year related to equity securities	$(250)
Less: Net gains (losses) recognized during the year related to equity securities sold during the year	8
Net unrealized gains (losses) recognized during the year related to equity securities still held at the end of the year	$(258)
As of December 31, 2017, our equity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Trading securities	$324	$75	$(4)	$395
Available-for-sale securities	1,276	685	(66)	1,895
Total equity securities	$1,600	$760	$(70)	$2,290
As of December 31, 2017, the fair values of our equity securities were included in the following line items in our consolidated balance sheet (in millions):

	Trading Securities	Available-for-Sale Securities
Marketable securities	$283	$52
Other investments	—	953
Other assets	112	890
Total equity securities	$395	$1,895
The sale and/or maturity of available-for-sale equity securities resulted in the following realized activity (in millions):

Year Ended
December 31, 2017
Gross gains	$61
Gross losses	(19)
Proceeds	275

Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2018
Trading securities	$45	$—	$(1)	$44
Available-for-sale securities	4,901	119	(27)	4,993
Total debt securities	$4,946	$119	$(28)	$5,037
December 31, 2017
Trading securities	$12	$—	$—	$12
Available-for-sale securities	5,782	157	(27)	5,912
Total debt securities	$5,794	$157	$(27)	$5,924
The fair values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	December 31, 2018		December 31, 2017
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Cash and cash equivalents	$—	$—	$—	$667
Marketable securities	44	4,691	12	4,970
Other assets	—	302	—	275
Total debt securities	$44	$4,993	$12	$5,912
The contractual maturities of these available-for-sale debt securities as of December 31, 2018 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$685	$682
After 1 year through 5 years	3,871	3,948
After 5 years through 10 years	106	122
After 10 years	239	241
Total	$4,901	$4,993
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

Year Ended December 31,	2018	2017
Gross gains	$22	$7
Gross losses	(27)	(13)
Proceeds	13,710	13,930
Captive Insurance Companies
In accordance with local insurance regulations, our captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of its consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. This captive's solvency capital funds included equity and debt securities of $1,056 million as of December 31, 2018 and $1,159 million as of December 31, 2017, which are classified in the line item other assets in our consolidated balance sheets because the assets are not available to satisfy our current obligations.

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

December 31,	2018	2017
Raw materials and packaging	$1,862	$1,729
Finished goods	692	693
Other	212	233
Total inventories	$2,766	$2,655
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
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our consolidated statements of income as the changes in the fair values of the hedged items attributable to the risk being hedged. The changes in the fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in AOCI and are reclassified into the line item in our consolidated statements of income in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the values of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in the fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.
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
The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates. Refer to Note 17. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, commodity rates or other financial indices. The Company does not view the fair values of its derivatives in isolation but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2018	December 31, 2017
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$43	$45
Foreign currency contracts	Other assets	114	79
Interest rate contracts	Other assets	88	52
Total assets		$245	$176
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$19	$69
Foreign currency contracts	Other liabilities	15	9
Foreign currency contracts	Liabilities held for sale — discontinued operations	—	8
Commodity contracts	Accounts payable and accrued expenses	1	—
Commodity contracts	Liabilities held for sale — discontinued operations	—	4
Interest rate contracts	Accounts payable and accrued expenses	—	30
Interest rate contracts	Other liabilities	40	39
Total liabilities		$75	$159

[1]
All of the Company's derivative instruments are carried at fair value in our consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 17 for the net presentation of the Company's derivative instruments.

[2]	Refer to Note 17 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2018	December 31, 2017
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$61	$20
Foreign currency contracts	Other assets	—	27
Commodity contracts	Prepaid expenses and other assets	2	25
Commodity contracts	Other assets	—	1
Other derivative instruments	Prepaid expenses and other assets	7	8
Total assets		$70	$81
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$99	$69
Foreign currency contracts	Other liabilities	—	28
Foreign currency contracts	Liabilities held for sale — discontinued operations	2	—
Commodity contracts	Accounts payable and accrued expenses	37	7
Commodity contracts	Other liabilities	8	—
Commodity contracts	Liabilities held for sale — discontinued operations	1	—
Other derivative instruments	Accounts payable and accrued expenses	13	1
Other derivative instruments	Other liabilities	—	1
Total liabilities		$160	$106

[1]
All of the Company's derivative instruments are carried at fair value in our consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 17 for the net presentation of the Company's derivative instruments.

[2]	Refer to Note 17 for additional information related to the estimated fair value.
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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our consolidated statements of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program were $3,175 million and $4,068 million as of December 31, 2018 and 2017, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of these foreign currency denominated assets and liabilities due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that have been designated as cash flow hedges for the Company's foreign currency denominated assets and liabilities were $3,028 million and $1,851 million as of December 31, 2018 and 2017, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that have been designated and qualify for this program were $9 million and $35 million as of December 31, 2018 and 2017, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that was designated and qualified for the Company's interest rate cash flow hedging program was $500 million as of December 31, 2017. During the year ended December 31, 2018, we discontinued the cash flow hedge relationship related to these swaps. We reclassified a loss of $8 million into earnings as a result of the discontinuance. As of December 31, 2018, we did not have any interest rate swaps designated as a cash flow hedge.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2018
Foreign currency contracts	$9	Net operating revenues	$136	$1
Foreign currency contracts	15	Cost of goods sold	8	—	[2]
Foreign currency contracts	—	Interest expense	(9)	—
Foreign currency contracts	23	Other income (loss) — net	(5)	(4)
Foreign currency contracts	—	Income (loss) from discontinued operations	—	(3)
Interest rate contracts	22	Interest expense	(40)	(8)
Commodity contracts	(1)	Cost of goods sold	—	—
Commodity contracts	—	Income (loss) from discontinued operations	—	(5)
Total	$68		$90	$(19)
2017
Foreign currency contracts	$(226)	Net operating revenues	$443	$1
Foreign currency contracts	(23)	Cost of goods sold	(2)	—	[2]
Foreign currency contracts	—	Interest expense	(9)	—
Foreign currency contracts	92	Other income (loss) — net	107	3
Foreign currency contracts	(3)	Income (loss) from discontinued operations	—	—
Interest rate contracts	(22)	Interest expense	(37)	2
Commodity contracts	(1)	Cost of goods sold	(1)	—
Commodity contracts	(5)	Income (loss) from discontinued operations	—	—
Total	$(188)		$501	$6
2016
Foreign currency contracts	$69	Net operating revenues	$567	$(3)
Foreign currency contracts	8	Cost of goods sold	35	(1)
Foreign currency contracts	—	Interest expense	(9)	—
Foreign currency contracts	13	Other income (loss) — net	(3)	(3)
Interest rate contracts	(126)	Interest expense	(17)	(2)
Commodity contracts	(1)	Cost of goods sold	(1)	—
Total	$(37)		$572	$(9)

[1]	The Company records gains and losses reclassified from AOCI into income for the effective portion and ineffective portion, if any, to the same line items in our consolidated statements of income.

[2]	Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of December 31, 2018, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $29 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized into earnings. As of December 31, 2018, such adjustments had cumulatively increased the carrying value of our long-term debt by $42 million. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives related to our fair value hedges of this type were $8,023 million and $8,121 million as of December 31, 2018 and 2017, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional value of derivatives related to fair value hedges of this type was $311 million as of December 31, 2017. As of December 31, 2018, we did not have any fair value hedges of this type.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income[1]
2018
Interest rate contracts	Interest expense	$34
Fixed-rate debt	Interest expense	(38)
Net impact to interest expense		$(4)
Foreign currency contracts	Other income (loss) — net	$(6)
Available-for-sale securities	Other income (loss) — net	6
Net impact to other income (loss) — net		$—
Net impact of fair value hedging instruments		$(4)
2017
Interest rate contracts	Interest expense	$(69)
Fixed-rate debt	Interest expense	63
Net impact to interest expense		$(6)
Foreign currency contracts	Other income (loss) — net	$(37)
Available-for-sale securities	Other income (loss) — net	44
Net impact to other income (loss) — net		$7
Net impact of fair value hedging instruments		$1
2016
Interest rate contracts	Interest expense	$170
Fixed-rate debt	Interest expense	(152)
Net impact to interest expense		$18
Foreign currency contracts	Other income (loss) — net	$69
Available-for-sale securities	Other income (loss) — net	(73)
Net impact to other income (loss) — net		$(4)
Net impact of fair value hedging instruments		$14
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
During the years ended December 31, 2018, 2017 and 2016, the Company designated a portion of its euro-denominated debt as a hedge of a net investment in our European operations.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of December 31,		Year Ended December 31,
	2018	2017	2018	2017	2016
Foreign currency contracts	$—	$—	$(14)	$(7)	$(237)
Foreign currency denominated debt	12,494	13,147	653	(1,505)	304
Total	$12,494	$13,147	$639	$(1,512)	$67
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the years ended December 31, 2018 and 2017. The Company reclassified net deferred losses of $77 million related to the deconsolidation of our German bottling operations from AOCI into earnings during the year ended December 31, 2016. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2018, 2017 and 2016. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statements of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $10,939 million and $6,827 million as of December 31, 2018 and 2017, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $373 million and $357 million as of December 31, 2018 and 2017, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Year Ended December 31,
		2018	2017	2016
Foreign currency contracts	Net operating revenues	$22	$(30)	$(45)
Foreign currency contracts	Cost of goods sold	9	(1)	4
Foreign currency contracts	Other income (loss) — net	(264)	73	(168)
Commodity contracts	Net operating revenues	—	16	10
Commodity contracts	Cost of goods sold	(29)	15	75
Commodity contracts	Selling, general and administrative expenses	—	1	6
Commodity contracts	Income (loss) from discontinued operations	4	—	—
Interest rate contracts	Interest expense	(1)	—	(39)
Other derivative instruments	Selling, general and administrative expenses	(18)	46	16
Other derivative instruments	Other income (loss) — net	(22)	1	(15)
Total		$(299)	$121	$(156)
NOTE 7: EQUITY METHOD INVESTMENTS
Our consolidated net income includes our Company's proportionate share of the net income or loss of our equity method investees. When we record our proportionate share of net income, it increases equity income (loss) — net in our consolidated statements of income and our carrying value in that investment. Conversely, when we record our proportionate share of a net loss, it decreases equity income (loss) — net in our consolidated statements of income and our carrying value in that investment. The Company's proportionate share of the net income or loss of our equity method investees includes significant operating and nonoperating items recorded by our equity method investees. These items can have a significant impact on the amount of equity income (loss) — net in our consolidated statements of income and our carrying value in those investments. Refer to Note 18 for additional information related to significant operating and nonoperating items recorded by our equity method investees. The carrying values of our equity method investments are also impacted by our proportionate share of items impacting the equity investee's AOCI.
We eliminate from our financial results all significant intercompany transactions to the extent of our ownership interest, including the intercompany portion of transactions with equity method investees.
The Company's equity method investments include, but are not limited to, our ownership interests in CCEP, Monster Beverage Corporation ("Monster"), AC Bebidas, Coca-Cola FEMSA, Coca-Cola HBC AG ("Coca-Cola Hellenic"), and Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"). As of December 31, 2018, we owned approximately 19 percent, 19 percent, 20 percent, 28 percent, 23 percent and 18 percent, respectively, of these companies' outstanding shares. As of December 31, 2018, our investments in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $9,071 million. This difference is not amortized.
A summary of financial information for our equity method investees in the aggregate is as follows (in millions):

Year Ended December 31,[1]	2018	2017	2016
Net operating revenues	$75,462	$73,339	$58,054
Cost of goods sold	44,914	42,867	34,338
Gross profit	$30,548	$30,472	$23,716
Operating income	$7,511	$7,577	$5,652
Consolidated net income	$4,645	$4,545	$2,967
Less: Net income attributable to noncontrolling interests	101	120	78
Net income attributable to common shareowners	$4,544	$4,425	$2,889
Equity income (loss) — net	$1,008	$1,071	$835
1 The financial information represents the results of the equity method investees during the Company's period of ownership.

December 31,	2018	2017
Current assets	$23,239	$25,023
Noncurrent assets	66,731	66,578
Total assets	$89,970	$91,601
Current liabilities	$18,097	$17,890
Noncurrent liabilities	29,143	29,986
Total liabilities	$47,240	$47,876
Equity attributable to shareowners of investees	$41,550	$41,773
Equity attributable to noncontrolling interests	1,180	1,952
Total equity	$42,730	$43,725
Company equity investment	$19,407	$20,856
Net sales to equity method investees, the majority of which are located outside the United States, were $14,799 million, $14,144 million and $10,495 million in 2018, 2017 and 2016, respectively. The increase in net sales to equity method investees in 2017 was primarily due to our acquisition of equity method investments in CCEP and AC Bebidas, as well as the integration of Coca-Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") to establish CCBJHI in 2017. Refer to Note 2. Total payments, primarily marketing, made to equity method investees were $1,131 million, $930 million and $946 million in 2018, 2017 and 2016, respectively. In addition, purchases of beverage products from equity method investees were $533 million, $1,298 million and $1,857 million in 2018, 2017 and 2016, respectively. The decrease in purchases of beverage products in 2018 was primarily due to reduced purchases of Monster products as a result of North America refranchising activities. Refer to Note 2.
If valued at the December 31, 2018 quoted closing prices of shares actively traded on stock markets, the value of our equity method investments in publicly traded bottlers would have exceeded our carrying value by $6,209 million. However, the carrying value of our investment in CCBJHI exceeded the fair value of the investment as of December 31, 2018 by $164 million. Based on the length of time and the extent to which the market value has been less than our cost basis and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge.
Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $1,563 million and $2,053 million as of December 31, 2018 and 2017, respectively. The total amount of dividends received from equity method investees was $551 million, $443 million and $386 million for the years ended December 31, 2018, 2017 and 2016, respectively. The amount of consolidated reinvested earnings that represents undistributed earnings of investments accounted for under the equity method as of December 31, 2018 was $4,546 million.
NOTE 8: PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment (in millions):

December 31,	2018	2017
Land	$485	$334
Buildings and improvements	3,838	3,917
Machinery, equipment and vehicle fleet	11,922	12,198
Property, plant and equipment — cost	16,245	16,449
Less accumulated depreciation	8,013	8,246
Property, plant and equipment — net	$8,232	$8,203

NOTE 9: INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table presents the carrying values of indefinite-lived intangible assets included in our consolidated balance sheets (in millions):

December 31,	2018	2017
Trademarks	$6,682	$6,729
Bottlers' franchise rights	51	138
Goodwill	10,263	9,401
Other	106	106
Indefinite-lived intangible assets	$17,102	$16,374
The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Total
2017
Balance at beginning of year	$628	$117	$8,321	$128	$1,435	$10,629
Effect of foreign currency translation	75	8	—	(1)	5	87
Acquisitions[1]	—	25	28	—	3	56
Adjustments related to the finalization of purchase accounting[1]	—	—	—	18	—	18
Impairment charges	—	—	—	—	(390)	(390)
Divestitures, deconsolidations and other[1,2]	—	—	—	—	(999)	(999)
Balance at end of year	$703	$150	$8,349	$145	$54	$9,401
2018
Balance at beginning of year	$703	$150	$8,349	$145	$54	$9,401
Effect of foreign currency translation	(58)	(9)	—	(4)	(2)	(73)
Acquisitions[1,3]	12	—	—	13	488	513
Adjustments related to the finalization of purchase accounting[1,4]	411	27	(11)	—	—	427
Divestitures, deconsolidations and other[1]	—	—	—	—	(5)	(5)
Balance at end of year	$1,068	$168	$8,338	$154	$535	$10,263

[1]	Refer to Note 2 for information related to the Company's acquisitions and divestitures.

[2]	The 2017 decrease in the Bottling Investments segment was primarily a result of North America bottling operations being refranchised. Refer to Note 2.

[3]	The increase in 2018 was primarily due to the acquisition of the Philippine bottling operations. Refer to Note 2.

[4]	The increase in 2018 was primarily due to the allocation of goodwill from CCBA to other reporting units expected to benefit from the acquisition of CCBA. Refer to Note 2.

Definite-Lived Intangible Assets
The following table provides information related to definite-lived intangible assets (in millions):

	December 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$185	$(151)	$34	$205	$(143)	$62
Bottlers' franchise rights	30	(18)	12	213	(152)	61
Trademarks	186	(91)	95	182	(73)	109
Other	88	(61)	27	94	(64)	30
Total	$489	$(321)	$168	$694	$(432)	$262
Total amortization expense for intangible assets subject to amortization was $49 million, $68 million and $139 million in 2018, 2017 and 2016, respectively.
Based on the carrying value of definite-lived intangible assets as of December 31, 2018, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense
2019	$44
2020	34
2021	26
2022	25
2023	25
NOTE 10: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2018		2017
Accrued marketing	$1,787		$2,108
Trade accounts payable	2,498		2,288
Other accrued expenses	3,352	[1]	3,071
Accrued compensation	894		854
Sales, payroll and other taxes	315		347
Container deposits	86		80
Accounts payable and accrued expenses	$8,932		$8,748

[1]
The increase in other accrued expenses is primarily due to incremental estimated variable consideration due to third-party customers. Refer to Note 1 and Note 3 for additional information on our adoption of ASC 606 that became effective on January 1, 2018.

NOTE 11: DEBT AND BORROWING ARRANGEMENTS
Short-Term Borrowings
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2018 and 2017, we had $13,063 million and $12,931 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 2.6 percent and 1.4 percent per year as of December 31, 2018 and 2017, respectively. In addition, we had $10,483 million in lines of credit and other short-term credit facilities as of December 31, 2018. The Company's total lines of credit included $131 million that was outstanding and primarily related to our international operations.
Included in the credit facilities discussed above, the Company had $7,895 million in lines of credit for general corporate purposes. These backup lines of credit expire at various times from 2019 through 2022. There were no borrowings under these backup lines of credit during 2018. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.
Long-Term Debt
During 2018, the Company retired upon maturity $3,276 million total principal amount of notes and debentures. The general terms of the notes and debentures retired are as follows:

•	$26 million total principal amount of debentures due January 29, 2018, at a fixed interest rate of 9.66 percent;

•	$750 million total principal amount of notes due March 14, 2018, at a fixed interest rate of 1.65 percent;

•	$1,250 million total principal amount of notes due April 1, 2018, at a fixed interest rate of 1.15 percent; and

•	$1,250 million total principal amount of notes due November 1, 2018, at a fixed interest rate of 1.65 percent.
The Company also extinguished a portion of the long-term debt that was assumed in connection with our acquisition of Coca‑Cola Enterprises Inc.'s former North America business ("Old CCE"). The extinguished debentures had a total principal amount of $94 million that was due to mature on May 15, 2098, at a fixed interest rate of 7.00 percent. Related to this extinguishment, the Company recorded a net gain of $27 million in the line item interest expense in our consolidated statement of income during the year ended December 31, 2018.
During 2017, the Company issued U.S. dollar- and euro-denominated debt of $1,000 million and €2,500 million, respectively. The carrying value of this debt as of December 31, 2017 was $3,974 million. The general terms of the notes issued are as follows:

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

During 2016, the Company issued Australian dollar-, euro- and U.S. dollar-denominated debt of AUD1,000 million, €500 million and $3,725 million, respectively. The general terms of the notes issued are as follows:

•	AUD450 million total principal amount of notes due June 9, 2020, at a fixed interest rate of 2.60 percent;

•	AUD550 million total principal amount of notes due June 11, 2024, at a fixed interest rate of 3.25 percent;

•	€500 million total principal amount of notes due September 2, 2036, at a fixed interest rate of 1.10 percent;

•	$225 million total principal amount of notes due November 16, 2017, at a variable interest rate equal to the three-month LIBOR plus 0.05 percent;

•	$1,000 million total principal amount of notes due May 30, 2019, at a fixed interest rate of 1.375 percent;

•	$1,000 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 1.55 percent;

•	$500 million total principal amount of notes due June 1, 2026, at a fixed interest rate of 2.55 percent; and

•	$1,000 million total principal amount of notes due September 1, 2026, at a fixed interest rate of 2.25 percent.
During 2016, the Company retired upon maturity $1,654 million total principal amount of notes due September 1, 2016 at a fixed interest rate of 1.80 percent, $500 million total principal amount of notes due November 1, 2016 at a fixed interest rate of 0.75 percent and $500 million total principal amount of notes due November 1, 2016 at a variable interest rate equal to the three-month LIBOR plus 0.10 percent.
The Company's long-term debt consisted of the following (in millions except average rate data):

	December 31, 2018		December 31, 2017
	Amount	Average Rate [1]	Amount	Average Rate[1]
U.S. dollar notes due 2019–2093	$13,619	2.6%	$16,854	2.3%
U.S. dollar debentures due 2020–2098	1,390	5.2	1,559	5.5
U.S. dollar zero coupon notes due 2020[2]	163	8.4	158	8.4
Australian dollar notes due 2020–2024	723	2.2	760	2.1
Euro notes due 2019–2036	12,994	0.6	13,663	0.7
Swiss franc notes due 2022–2028	1,128	3.6	1,148	3.0
Other, due through 2098[3]	282	3.4	325	3.4
Fair value adjustments[4]	62	N/A	13	N/A
Total[5,6]	30,361	1.9%	34,480	1.8%
Less current portion	4,997		3,298
Long-term debt	$25,364		$31,182

[1]
These rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effects of interest rate swap agreements, cross-currency swap agreements and fair value adjustments, if applicable. Refer to Note 6 for a more detailed discussion on interest rate management.

[2]	Amount is shown net of unamortized discounts of $8 million and $13 million as of December 31, 2018 and 2017, respectively.

[3]	As of December 31, 2018, the amount shown includes $136 million of debt instruments that are due through 2031.

[4]	Amount represents changes in fair value due to changes in benchmark interest rates. Refer to Note 6 for additional information about our fair value hedging strategy.

[5]	As of December 31, 2018 and 2017, the fair value of our long-term debt, including the current portion, was $30,438 million and $35,169 million, respectively.

[6]	The above notes and debentures include various restrictions, none of which is presently significant to our Company.
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from Old CCE's former North America business in 2010 of $212 million and $263 million as of December 31, 2018 and 2017, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2018, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 19 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $871 million, $757 million and $663 million in 2018, 2017 and 2016, respectively.

Maturities of long-term debt for the five years succeeding December 31, 2018 are as follows (in millions):

Maturities of Long-Term Debt
2019	$4,997
2020	4,265
2021	2,929
2022	2,414
2023	4,099
NOTE 12: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2018, we were contingently liable for guarantees of indebtedness owed by third parties of $600 million, of which $247 million was related to VIEs. Refer to Note 1 for additional information related to the Company's maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.
Legal Contingencies
The Company is involved in various legal proceedings. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. Management believes that the total liabilities of the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Company taken as a whole.
Indemnifications
At the time we acquire or divest an interest in an entity, we sometimes agree to indemnify the seller or buyer for specific contingent liabilities. Management believes that any liability to the Company that may arise as a result of any such indemnification agreements will not have a material adverse effect on the Company taken as a whole. Refer to Note 2.
Tax Audits
The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained; (2) the tax position is "more likely than not" to be sustained, but for a lesser amount; or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved. The number of years subject to tax audits or tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained; (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Refer to Note 15.
On September 17, 2015, the Company received a Statutory Notice of Deficiency ("Notice") from the Internal Revenue Service ("IRS") for the tax years 2007 through 2009, after a five-year audit. In the Notice, the IRS claimed that the Company's United States taxable income should be increased by an amount that creates a potential additional federal income tax liability of approximately $3.3 billion for the period, plus interest. No penalties were asserted in the Notice. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing and promotion of products in overseas markets.
During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provided prospective penalty protection conditioned on the Company's continued adherence to the prescribed methodology absent change in material facts or circumstances and relevant federal tax law. Although the IRS subsequently asserted, without explanation, that material facts and circumstances and relevant federal tax law had changed, it has not asserted penalties. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
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
The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018. The Company and the IRS filed and exchanged final post-trial briefs in February 2019. It is not known how much time will elapse thereafter prior to the issuance of the Court's decision. In the interim, or subsequent to the Tax Court's decision, the IRS may propose similar adjustments for years subsequent to the 2007-2009 litigation period. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the U.S. Tax Court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice ultimately could be sustained. In that event, the Company will be subject to significant additional liabilities for the years at issue and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations and cash flows.
The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and other examinations for all open years to determine the adequacy of its tax reserves. Any such adjustments related to years prior to 2018, either in the litigation period or later, may have an impact on the transition tax payable as part of the Tax Cuts and Jobs Act of 2017.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $362 million and $480 million as of December 31, 2018 and 2017, respectively.

Operating Leases
The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2018 (in millions):

Operating Lease Payments
2019	$144
2020	84
2021	70
2022	60
2023	42
Thereafter	100
Total minimum operating lease payments[1]	$500

[1]	Income associated with sublease arrangements is not significant.
NOTE 13: STOCK-BASED COMPENSATION PLANS
Our Company grants awards under its stock-based compensation plans to certain employees of the Company. Total stock-based compensation expense was $225 million, $219 million and $258 million in 2018, 2017 and 2016, respectively, and was included as a component of selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in our consolidated statements of income related to awards under these plans was $47 million, $44 million and $71 million in 2018, 2017 and 2016, respectively. From 2015 to 2017, certain employees who had previously been eligible for long-term equity awards received long-term performance cash awards. Employees who received these performance cash awards did not receive equity awards as part of the long-term incentive program. In 2017, the Company changed the long-term incentive program for certain employees previously eligible for the performance cash award. These employees no longer participate in the long-term incentive program and were issued a final restricted stock unit award that vests ratably over five years.
As of December 31, 2018, we had $271 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans. This cost is expected to be recognized over a weighted-average period of 2.5 years as stock‑based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
The Coca-Cola Company 2014 Equity Plan ("2014 Equity Plan") was approved by shareowners in April 2014. Under the 2014 Equity Plan, a maximum of 500 million shares of our common stock was approved to be issued, through the grant of equity awards, to certain employees. The 2014 Equity Plan allows for grants of stock options, performance share units, restricted stock units, restricted stock and other specified award types, including cash awards with performance-based vesting criteria. As of December 31, 2018, there were 391.9 million shares available to be granted under the 2014 Equity Plan. In addition, there were 2.9 million shares from plans approved by shareowners prior to 2014 available to be granted under stock option and restricted stock award plans.

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

Year Ended December 31,	2018	2017	2016
Fair value of stock options at grant date	$4.97	$3.98	$4.17
Dividend yield[1]	3.5%	3.6%	3.2%
Expected volatility[2]	15.5%	15.5%	16.0%
Risk-free interest rate[3]	2.8%	2.2%	1.5%
Expected term of the stock options[4]	6 years	6 years	6 years

[1]	The dividend yield is the calculated yield on the Company's stock at the time of the grant.

[2]	Expected volatility is based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock and other factors.

[3]	The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

[4]	The expected term of the stock options represents the period of time that options granted are expected to be outstanding and is derived by analyzing historical exercise behavior.
Generally, stock options granted from 1999 through July 2003 expired 15 years from the date of grant, and stock options granted in December 2003 and thereafter expire 10 years from the date of grant. The shares of common stock to be issued and/or sold upon exercise of stock options are made available from either authorized and unissued Company common stock or from the Company's treasury shares. In 2007, the Company began issuing common stock under its stock-based compensation plans from the Company's treasury shares.
Stock option activity for all plans for the year ended December 31, 2018 was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2018	173	$35.02
Granted	8	44.49
Exercised	(47)	31.51
Forfeited/expired	(1)	41.22
Outstanding on December 31, 2018[1]	133	$36.74	4.59 years	$1,407
Expected to vest	132	$36.69	4.56 years	$1,402
Exercisable on December 31, 2018	114	$35.74	4.02 years	$1,327

[1]
Includes 0.1 million stock option replacement awards in connection with our acquisition of Old CCE in 2010. These options had a weighted-average exercise price of $17.35 and generally vest over 3 years and expire 10 years from the original date of grant.

The total intrinsic value of the stock options exercised was $721 million, $744 million and $787 million in 2018, 2017 and 2016, respectively. The total shares exercised were 47 million, 53 million and 50 million in 2018, 2017 and 2016, respectively.
Performance-Based Share Unit Awards
Performance-based share unit awards require achievement of certain performance criteria, which are predefined by the Compensation Committee of the Board of Directors at the time of grant. For performance share unit grants from 2015 through 2017, the performance criteria used were economic profit and net operating revenues over a predefined performance period of three years. Economic profit is our net operating profit after tax less the cost of the capital used in our business. Economic profit and net operating revenues are adjusted for certain items, which are approved and certified by the Audit Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specific performance criteria. These grants include a relative TSR modifier to determine the number of shares earned at the end of the performance period. For these awards, the number of shares earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company's total shareowner return over the performance period relative to a predefined compensation comparator group of companies falls outside of a defined range. The fair value of these performance share units was determined using a Monte Carlo valuation model. The performance share units granted from 2015 through 2017 are subject to a one-year holding period after the performance period before the shares are released.
In 2018, the Company renamed our performance share unit awards to growth share unit awards. For growth share units granted in 2018, performance criteria were equally weighted among net operating revenues, earnings per share and free cash flow over a predefined performance period of three years. Earnings per share for these purposes is diluted net income per share from continuing operations and free cash flow is net cash provided by operating activities less purchases of property, plant and equipment. Net operating revenues, earnings per share and free cash flow are adjusted for certain items, which are approved and certified by the Audit Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specific performance criteria. Growth share units granted to executives include a relative TSR modifier to determine the number of shares earned at the end of the performance period. The fair value of growth share unit grants that include a TSR modifier is determined using a Monte Carlo valuation model. The fair value of growth share units that do not include the TSR modifier is the quoted market value of the Company's stock on the grant date less the present value of the expected dividends not received during the performance period. Growth share units granted in 2018 will be released at the end of the performance period if the predefined performance criteria are achieved.
For all performance-based share unit awards, in the event the certified results equal the predefined performance criteria, the Company will grant the number of shares equal to the target award. In the event the certified results exceed the predefined performance criteria, additional shares up to the maximum award will be granted. In the event the certified results fall below the predefined performance criteria but above the minimum threshold, a reduced number of shares will be granted. If the certified results fall below the minimum threshold, no shares will be granted. Performance-based share unit awards do not entitle participants to vote or receive dividends.
In the period it becomes probable that the minimum threshold specified in the award will be achieved, we recognize expense for the proportionate share of the total fair value of the performance-based share units related to the vesting period that has already lapsed for the shares expected to vest and be released. The remaining fair value of the shares expected to vest and be released is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that we will achieve the minimum threshold specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made.
Performance share units and growth share units are generally settled in stock, except for certain circumstances such as death or disability, in which case employees or their beneficiaries are provided a cash equivalent payment. As of December 31, 2018, performance share units of 2,756,000 and 2,837,000 were outstanding for the 2016-2018 and 2017-2019 performance periods, respectively, and growth share units of 2,105,000 were outstanding for the 2018-2020 performance period, based on the target award amounts.
The following table summarizes information about performance share units and growth share units based on the target award amounts:

	Performance Share Units and Growth Share Units (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2018	8,212	$37.14
Granted	2,183	41.02
Conversions to restricted stock units[1]	(2,111)	36.24
Canceled/forfeited	(586)	37.58
Outstanding on December 31, 2018[2]	7,698	$38.45

[1]
Represents the target amount of performance share units converted to restricted stock units for the 2015–2017 performance period. The vesting of restricted stock units is subject to the terms of the performance share unit agreements.

[2]	The outstanding performance share units and growth share units as of December 31, 2018 at the threshold award and maximum award levels were 2.4 million and 15.3 million, respectively.
The weighted–average grant date fair value of growth share units granted in 2018 was $41.02. The weighted–average grant date fair value of performance share units granted in 2017 and 2016 was $34.75 and $39.70, respectively. The Company did not convert any performance share units into cash equivalent payments in 2018. The Company converted performance share units of 11,052 in 2017 and 52,545 in 2016 to cash equivalent payments of $0.4 million and $1.9 million, respectively, to former employees or their beneficiaries due to certain events such as death or disability.

The following table summarizes information about nonvested performance-based restricted stock units based on the performance share units' certified award level:

	Restricted Stock Units (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested on January 1, 2018	6,748	$32.35
Conversions from performance share units	2,692	36.24
Vested and released	(6,747)	32.34
Canceled/forfeited	(102)	36.18
Nonvested on December 31, 2018	2,591	$36.24
The total intrinsic value of restricted shares that were vested and released in 2018 was $305 million.
Time-Based Restricted Stock and Restricted Stock Unit Awards
Prior to the release date, time-based restricted stock and restricted stock units granted from the 2014 Equity Plan do not entitle participants to vote or receive dividends and will be forfeited in the event of the recipient's termination of employment, except for reasons such as death or disability. Certain other time-based restricted stock awards entitle participants to vote and receive dividends. The fair value of the restricted stock and restricted stock units expected to vest and be released is expensed on a straight-line basis over the vesting period. As of December 31, 2018, the Company had outstanding nonvested time-based restricted stock, including restricted stock units, of 3,422,323, most of which do not pay dividends or have voting rights.
The following table summarizes information about nonvested time-based restricted stock and restricted stock units:

	Restricted Stock and Restricted Stock Units (In thousands)	Weighted-Average Grant Date Fair Value
Nonvested on January 1, 2018	3,535	$40.99
Granted	1,457	40.12
Vested and released	(1,015)	41.80
Forfeited/expired	(555)	41.32
Nonvested on December 31, 2018	3,422	$40.31
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
We refer to the funded defined benefit pension plan in the United States that is not associated with collective bargaining agreements as the "primary U.S. plan." As of December 31, 2018, the primary U.S. plan represented 62 percent of both the Company's consolidated projected benefit obligation and pension assets.

Obligations and Funded Status
The following table sets forth the changes in benefit obligations and the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
Year Ended December 31,	2018	2017	2018	2017
Benefit obligation at beginning of year[1]	$9,455	$9,428	$782	$962
Service cost	124	197	11	17
Interest cost	294	306	23	29
Foreign currency exchange rate changes	(110)	150	(5)	4
Amendments	1	1	(8)	(21)
Net actuarial loss (gain)	(469)	420	(33)	(28)
Benefits paid[2]	(356)	(341)	(70)	(71)
Business combinations[3]	60	—	1	—
Divestitures	(11)	(7)	—	(66)
Settlements[4]	(932)	(832)	—	—
Curtailments[4]	(63)	(10)	—	(48)
Special termination benefits[4]	7	106	—	—
Other	4	37	7	4
Benefit obligation at end of year[1]	$8,004	$9,455	$708	$782
Fair value of plan assets at beginning of year	$8,843	$8,371	$288	$255
Actual return on plan assets	(271)	1,139	(5)	31
Employer contributions	107	181	—	—
Foreign currency exchange rate changes	(128)	196	—	—
Benefits paid	(285)	(285)	(3)	(3)
Business combinations[3]	30	—	—	—
Divestitures	(1)	—	—	—
Settlements[4]	(892)	(794)	—	—
Other	6	35	9	5
Fair value of plan assets at end of year	$7,409	$8,843	$289	$288
Net liability recognized	$(595)	$(612)	$(419)	$(494)

[1]
For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $7,856 million and $9,175 million as of December 31, 2018 and 2017, respectively.

[2]
Benefits paid to pension plan participants during 2018 and 2017 included $71 million and $56 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. Benefits paid to participants of other benefit plans during 2018 and 2017 included $67 million and $68 million, respectively, that were paid from Company assets.

[3]	Business combinations primarily related to the acquisition of a controlling interest in the Philippine bottling operations. Refer to Note 2.

[4]
Settlements, curtailments and special termination benefits were primarily related to productivity, integration and restructuring initiatives and the refranchising of our North America bottling operations. Refer to Note 2 and Note 19.

Pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2018	2017	2018	2017
Other assets	$803	$921	$—	$—
Accounts payable and accrued expenses	(70)	(72)	(21)	(21)
Other liabilities	(1,328)	(1,461)	(398)	(473)
Net liability recognized	$(595)	$(612)	$(419)	$(494)

Certain of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2018	2017
Projected benefit obligations	$6,561	$7,833
Fair value of plan assets	5,163	6,330
Certain of our pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2018	2017
Accumulated benefit obligations	$6,450	$7,614
Fair value of plan assets	5,157	6,305
Pension Plan Assets
The following table presents total assets for our U.S. and non-U.S. pension plans (in millions):

	U.S. Plans		Non-U.S. Plans
December 31,	2018	2017	2018	2017
Cash and cash equivalents	$310	$454	$153	$237
Equity securities:
U.S.-based companies	1,116	1,427	644	670
International-based companies	659	911	462	554
Fixed-income securities:
Government bonds	192	183	271	191
Corporate bonds and debt securities	745	785	90	42
Mutual, pooled and commingled funds[1]	238	215	637	766
Hedge funds/limited partnerships	785	939	43	44
Real estate	385	596	6	2
Other	412	518	261	309
Total pension plan assets[2]	$4,842	$6,028	$2,567	$2,815

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

[2]
Fair value disclosures related to our pension plan assets are included in Note 17. Fair value disclosures include, but are not limited to, the levels within the fair value hierarchy in which the fair value measurements in their entirety fall; a reconciliation of the beginning and ending balances of Level 3 assets; and information about the valuation techniques and inputs used to measure the fair value of our pension plan assets.

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
The guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Additionally, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2018, no investment manager was responsible for more than 9 percent of total U.S. pension plan assets.
Our target allocation of 42 percent equity investments is composed of 60 percent global equities, 16 percent emerging market equities and 24 percent domestic small- and mid-cap equities. Optimal returns through our investments in global equities are achieved through security selection as well as country and sector diversification. Investments in the common stock of our Company accounted for approximately 5 percent of our total global equities and approximately 3 percent of total U.S. plan assets. Our investments in global equities are intended to provide diversified exposure to both U.S. and non-U.S. equity markets. Our investments in both emerging market equities and domestic small- and mid-cap equities may experience large swings in their market value. Our investments in these asset classes are selected based on capital appreciation potential.
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
In addition to equity investments and fixed-income investments, we have a target allocation of 28 percent in alternative investments. These alternative investments include hedge funds, reinsurance, private equity limited partnerships, leveraged buyout funds, international venture capital partnerships and real estate. The objective of investing in alternative investments is to provide a higher rate of return than that which is typically available from publicly traded equity securities. Alternative investments are inherently illiquid and require a long-term perspective in evaluating investment performance.
Investment Strategy for Non-U.S. Pension Plans
As of December 31, 2018, the long-term target allocation for 68 percent of our international subsidiaries' pension plan assets, primarily certain of our European and Canadian plans, is 65 percent equity securities, 10 percent fixed-income securities and 25 percent other investments. The actual allocation for the remaining 32 percent of the Company's international subsidiaries' plan assets consisted of 54 percent mutual, pooled and commingled funds; 7 percent fixed-income securities; 1 percent global equities and 38 percent other investments. The investment strategies for our international subsidiaries' plans differ greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.
Other Postretirement Benefit Plan Assets
Plan assets associated with other postretirement benefits primarily represent funding of one of the U.S. postretirement benefit plans through a Voluntary Employee Beneficiary Association ("VEBA"), a tax-qualified trust. The VEBA assets are primarily invested in liquid assets due to the level and timing of expected future benefit payments.

The following table presents total assets for our other postretirement benefit plans (in millions):

December 31,	2018	2017
Cash and cash equivalents	$73	$78
Equity securities:
U.S.-based companies	93	96
International-based companies	7	8
Fixed-income securities:
Government bonds	2	2
Corporate bonds and debt securities	16	7
Mutual, pooled and commingled funds	82	80
Hedge funds/limited partnerships	8	8
Real estate	4	5
Other	4	4
Total other postretirement benefit plan assets[1]	$289	$288

[1]
Fair value disclosures related to our other postretirement benefit plan assets are included in Note 17. Fair value disclosures include, but are not limited to, the levels within the fair value hierarchy in which the fair value measurements in their entirety fall and information about the valuation techniques and inputs used to measure the fair value of our other postretirement benefit plan assets.

Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits			Other Benefits
Year Ended December 31,	2018	2017	2016	2018	2017	2016
Service cost	$124	$197	$239	$11	$17	$22
Interest cost	294	306	319	23	29	31
Expected return on plan assets[1]	(650)	(650)	(653)	(13)	(12)	(11)
Amortization of prior service credit	(3)	—	(2)	(14)	(18)	(19)
Amortization of net actuarial loss[2]	128	175	183	3	8	7
Net periodic benefit cost (income)	(107)	28	86	10	24	30
Settlement charges[3]	240	228	118	—	—	—
Curtailment charges (credits)[3]	5	4	—	(4)	(79)	—
Special termination benefits[3]	7	106	37	—	—	1
Other	—	1	(3)	(1)	—	23
Total cost (income) recognized in consolidated statements of income	$145	$367	$238	$5	$(55)	$54

[1]	The Company has elected to use the actual fair value of plan assets as the market-related value of assets in the determination of the expected return on plan assets.

[2]
Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10 percent of the greater of the benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the plan participants.

[3]
Settlements, curtailments and special termination benefits were primarily related to productivity, integration and restructuring initiatives and the refranchising of our North America bottling operations. Refer to Note 2 and Note 19.

All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income.

Impact on Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits				Other Benefits
Year Ended December 31,	2018		2017		2018		2017
Balance in AOCI at beginning of year	$(2,493)		$(2,932)		$(26)		$(48)
Recognized prior service cost (credit)	1	[1]	4		(18)	[4]	(54)	[5]
Recognized net actuarial loss (gain)	369	[2]	403	[3]	3		(36)	[5]
Prior service credit (cost) occurring during the year	(1)		(1)		8		21
Net actuarial (loss) gain occurring during the year	(389)	[1]	75		15		92	[5]
Impact of divestitures	4		—		—		—
Foreign currency translation gain (loss)	27		(42)		3		(1)
Balance in AOCI at end of year	$(2,482)		$(2,493)		$(15)		$(26)

[1]	Includes $4 million of recognized prior service cost and $63 million of actuarial gains occurring during the year due to the impact of curtailments.

[2]	Includes $240 million of recognized net actuarial losses due to the impact of settlements.

[3]	Includes $228 million of recognized net actuarial losses due to the impact of settlements.

[4]	Includes $4 million of recognized prior service credit due to the impact of curtailments.
5 Includes $36 million of recognized prior service credit, $43 million of recognized net actuarial gains and $45 million of actuarial gains occurring during the year due to the impact of curtailments.
The following table sets forth amounts in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2018	2017	2018	2017
Prior service credit (cost)	$(12)	$(10)	$29	$36
Net actuarial loss	(2,470)	(2,483)	(44)	(62)
Balance in AOCI at end of year	$(2,482)	$(2,493)	$(15)	$(26)
Amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2019 are as follows (in millions, pretax):

	Pension Benefits	Other Benefits
Amortization of prior service credit	$(4)	$(2)
Amortization of net actuarial loss	152	2
Total	$148	$—
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2018	2017	2018	2017
Discount rate	4.00%	3.50%	4.25%	3.50%
Rate of increase in compensation levels	3.75%	3.50%	N/A	N/A
Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
Year Ended December 31,	2018	2017	2016	2018	2017	2016
Discount rate	3.50%	4.00%	4.25%	3.50%	4.00%	4.25%
Rate of increase in compensation levels	3.50%	3.75%	3.50%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%	4.50%	4.75%	4.75%

The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. Rates for U.S. and certain non-U.S. plans at December 31, 2018 were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For other non-U.S. plans, we base the discount rate on comparable indices within each of the countries. The Company measures the service cost and interest cost components of net periodic benefit cost for pension and other postretirement benefit plans by applying the specific spot rates along the yield curve to the plans' projected cash flows. The rate of compensation increase assumption is determined by the Company based upon annual reviews.
The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2018 net periodic pension cost for the U.S. plans was 8.00 percent. As of December 31, 2018, the 5-year, 10-year and 15-year annualized return on plan assets for the primary U.S. plan was 5.5 percent, 9.2 percent and 6.4 percent, respectively. The annualized return since inception was 10.3 percent.
The assumed health care cost trend rates are as follows:

December 31,	2018	2017
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2022
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
Cash Flows
Our estimated future benefit payments for funded and unfunded plans are as follows (in millions):

Year Ended December 31,	2019	2020	2021	2022	2023	2024–2028
Pension benefit payments	$439	$448	$460	$468	$480	$2,517
Other benefit payments[1]	62	61	59	57	55	250
Total estimated benefit payments	$501	$509	$519	$525	$535	$2,767

[1]
The expected benefit payments for our other postretirement benefit plans are net of estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to be $3 million for the period 2019–2023 and $2 million for the period 2024–2028.

The Company anticipates making pension contributions in 2019 of $32 million, all of which will be allocated to our international plans. The majority of these contributions are required by funding regulations or law.
Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the largest U.S. defined contribution plan, we match participants' contributions up to a maximum of 3.5 percent of compensation, subject to certain limitations. Company costs related to the U.S. plans were $39 million, $61 million and $82 million in 2018, 2017 and 2016, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company costs associated with those plans were $33 million, $35 million and $37 million in 2018, 2017 and 2016, respectively.
Multi-Employer Pension Plans
The Company participates in various multi-employer pension plans. Multi-employer pension plans are designed to cover employees from multiple employers and are typically established under collective bargaining agreements. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan. Multi-employer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions.
The Company's expense for multi-employer pension plans totaled $6 million, $35 million and $41 million in 2018, 2017 and 2016, respectively. The decrease in 2018 was primarily driven by the refranchising of certain bottling territories in the United

States during 2017. The plans we currently participate in have contractual arrangements that extend into 2021. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we currently participate, we would need to record the appropriate withdrawal liabilities at that time. Refer to Note 2 for additional information on North America refranchising.
NOTE 15: INCOME TAXES
Income from continuing operations before income taxes consisted of the following (in millions):

Year Ended December 31,	2018		2017		2016
United States	$888	[1]	$(690)	[1]	$113	[1]
International	7,462	[1]	7,432		8,023
Total	$8,350		$6,742		$8,136
1 Includes charges of $476 million, $2,140 million and $2,456 million related to refranchising certain bottling territories in North America in 2018, 2017 and 2016, respectively. Refer to Note 2.
Income taxes from continuing operations consisted of the following (in millions):

	United States		State and Local		International		Total
2018
Current	$591	[1]	$145		$1,337		$2,073
Deferred	(386)	[1,3]	(81)	[1,3]	17	[1,3]	(450)
2017
Current	$5,438	[2]	$121		$1,257		$6,816
Deferred	(1,783)	[2,3]	14		513	[2]	(1,256)
2016
Current	$1,147		$113		$1,182		$2,442
Deferred	(838)	[3]	(91)		73		(856)
1 Includes the tax impact that resulted from changes to our original provisional estimates of the impact of the Tax Reform Act as permitted by Staff Accounting Bulletin No. 118 ("SAB 118").
2 Includes our reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax resulting from the Tax Reform Act that was signed into law on December 22, 2017. The provisional amount as of December 31, 2017, related to the one-time transition tax on the mandatory deemed repatriation of prescribed foreign earnings was $4.6 billion of tax expense based on cumulative prescribed foreign earnings estimated at that time to be $42 billion. The provisional amount that was primarily related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a net deferred tax benefit of $1.0 billion.
3 Includes the benefit from charges related to refranchising certain bottling territories in North America. Refer to Note 2.
Income taxes from discontinued operations consisted of $87 million and $55 million of current expense and $38 million of deferred tax expense and $8 million of deferred tax benefit for the years ended December 31, 2018 and 2017, respectively.
We made income tax payments of $2,037 million, $1,904 million and $1,554 million in 2018, 2017 and 2016, respectively.
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2019 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $318 million, $221 million and $105 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2018		2017		2016
Statutory U.S. federal tax rate	21.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	1.5		1.2		1.2
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	1.2	[1,2]	(9.7)		(17.5)	[7]
Equity income or loss	(2.4)		(3.4)		(3.0)
Tax Reform Act	0.1	[3]	53.5	[4]	—
Excess tax benefits on stock-based compensation	(1.2)		(2.0)		—
Other — net	(0.8)		7.9	[5,6]	3.8	[8]
Effective tax rate	19.4%		82.5%		19.5%
1 Includes the impact of pretax charges of $591 million (or a 1.5 percent impact on our effective tax rate) related to other-than-temporary impairments of certain of our equity method investees. Refer to Note 17.
2 Includes tax expense of $28 million on net pretax charges of $403 million (or a 1.4 percent impact on our effective tax rate) primarily related to the refranchising of certain foreign bottling operations. Refer to Note 2.
3 Includes net tax expense of $8 million (or a 0.1 percent impact on our effective tax rate) related to the finalization of our accounting related to the Tax Reform Act.
4 Includes net tax expense of $3,610 million primarily related to our reasonable estimate of the one-time transition tax resulting from the Tax Reform Act that was signed into law on December 22, 2017, partially offset by the impact of the lower rate introduced by the Tax Reform Act on our existing deferred tax balances.
5 Includes net tax expense of $1,048 million on a pretax gain of $1,037 million (or a 10.2 percent impact on our effective tax rate) related to the Southwest Transaction, in conjunction with which we obtained an equity interest in AC Bebidas. The Company accounts for its interest in AC Bebidas as an equity method investment and the net tax expense was primarily the result of the deferred tax recorded on the basis difference in this investment. Refer to Note 2.
6 Includes a $156 million net tax benefit related to the impact of manufacturing incentives and permanent book to tax adjustments.
7 Includes tax expense of $97 million related to a pretax gain of $1,323 million (or a 4.5 percent impact on our effective tax rate) related to the deconsolidation of our German bottling operations. Refer to Note 2.
8 Includes tax expense of $157 million (or a 1.9 percent impact on our effective tax rate) primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in certain domestic jurisdictions.
The one-time transition tax is based on our total accumulated post-1986 prescribed foreign earnings and profits ("E&P") of approximately $41 billion. Most of this amount comprises unremitted foreign earnings, upon which no U.S. federal or state income tax had been accrued, because they were considered to have been indefinitely reinvested. At December 31, 2017, following enactment of the Tax Reform Act, we recorded a provisional $4.6 billion tax reflecting our best estimate of the one-time deemed repatriation tax liability as of December 31, 2017, and a $0.6 billion provisional deferred tax liability related to foreign withholding taxes and state income taxes on earnings no longer considered to be indefinitely reinvested.
During 2018, we recorded a net tax expense from the impact of the Tax Reform Act. As permitted by SAB 118, we had recorded provisional adjustments to our reasonable estimate of the impact of the Tax Reform Act during the 2018 measurement period pursuant to our analysis of contemporaneous guidance, interpretations and data, and we have finalized that analysis based on such information available as of December 31, 2018.   As such, we recorded an additional $0.3 billion in tax for our one-time transition tax and a tax benefit of $0.3 billion, primarily related to a reduction in deferred taxes on related withholding taxes and state income taxes in 2018.  We also remeasured and adjusted certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0 percent. This adjustment was not significant. We have not recorded incremental income taxes for any additional outside basis differences of approximately $8.1 billion in our investments in foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities is not practicable.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. We have elected to account for the tax effects of these provisions in the period that is subject to such tax and the impact is reflected in our full year provision.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. U.S. tax authorities have completed their federal income tax examinations for all years prior to 2007. With respect to state and local jurisdictions and countries outside the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2004. For U.S. federal and state tax purposes, the net operating losses and tax credit carryovers acquired in connection with our acquisition of Old CCE that were generated between the years of 1990 through 2010 are subject to adjustments until the year in which they are actually utilized is no longer subject to examination. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.
On September 17, 2015, the Company received a Notice from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 12.
As of December 31, 2018, the gross amount of unrecognized tax benefits was $336 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $182 million, exclusive of any benefits related to interest and penalties. The remaining $154 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2018	2017	2016
Beginning balance of unrecognized tax benefits	$331	$302	$168
Increase related to prior period tax positions	11	18	163	[1]
Decrease related to prior period tax positions	(2)	(13)	—
Increase related to current period tax positions	17	13	17
Decrease related to settlements with taxing authorities	(4)	—	(40)	[1]
Increase (decrease) due to effect of foreign currency exchange rate changes	(17)	11	(6)
Ending balance of unrecognized tax benefits	$336	$331	$302

[1]
The net increase was primarily related to a change in judgment about one of the Company's tax positions as a result of receiving notification of a preliminary settlement of a Competent Authority matter with a foreign jurisdiction, a portion of which became certain later in the year. This change in position did not have a material impact on the Company's consolidated statement of income during the year ended December 31, 2016, as it was partially offset by refunds to be received from the foreign jurisdiction.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $190 million, $177 million and $142 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2018, 2017 and 2016, respectively. Of these amounts, $13 million, $35 million and $31 million of expense were recognized through income tax expense in 2018, 2017 and 2016, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
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

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consisted of the following (in millions):

December 31,	2018		2017
Deferred tax assets:
Property, plant and equipment	$64		$99
Trademarks and other intangible assets	2,540	[2]	98
Equity method investments (including foreign currency translation adjustment)	315		300
Derivative financial instruments	322		387
Other liabilities	791		861
Benefit plans	881		977
Net operating/capital loss carryforwards	318		520
Other	221		163
Gross deferred tax assets	5,452		3,405
Valuation allowances	(399)		(501)
Total deferred tax assets[1]	$5,053		$2,904
Deferred tax liabilities:
Property, plant and equipment	$(724)		$(819)
Trademarks and other intangible assets	(951)		(978)
Equity method investments (including foreign currency translation adjustment)	(1,707)		(1,835)
Derivative financial instruments	(162)		(436)
Other liabilities	(67)		(50)
Benefit plans	(255)		(289)
Other	(453)		(688)
Total deferred tax liabilities	$(4,319)		$(5,095)
Net deferred tax assets (liabilities)	$734		$(2,191)
1 Noncurrent deferred tax assets of $2,667 million and $330 million were included in the line item Deferred income tax assets in our consolidated balance sheets as of December 31, 2018 and 2017, respectively.
2 The increase was primarily the result of a $2.9 billion cumulative effect adjustment related to our adoption of ASU 2016-16.
In October 2016, the FASB issued ASU 2016-16, which requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 was effective for the Company beginning January 1, 2018 and was adopted using a modified retrospective basis. We recorded a $2.9 billion cumulative effect adjustment to increase the opening balance of reinvested earnings with the majority of the offset being recorded as a deferred tax asset. This amount is primarily related to trademarks and other intangible assets and was recorded in the line item deferred income tax assets in our consolidated balance sheet.
As of December 31, 2018, we had net deferred tax assets of $2.0 billion and as of December 31, 2017, we had net deferred tax liabilities of $539 million located in countries outside the United States.
As of December 31, 2018, we had $2,906 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $372 million must be utilized within the next five years, and the remainder can be utilized over a period greater than five years.
An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2018	2017	2016
Balance at beginning of year	$501	$530	$477
Additions	81	184	68
Decrease due to reclassification to assets held for sale	—	—	(9)
Deductions	(183)	(213)	(6)
Balance at end of year	$399	$501	$530
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
In 2018, the Company recognized a net decrease of $102 million in its valuation allowances. This decrease was primarily due to changes to deferred tax assets and related valuation allowances on certain equity investments. In addition, the changes in net operating losses in the normal course of business contributed to the net decrease in valuation allowance. The decreases were partially offset by an increase due to the acquisition of a controlling interest in one of our foreign bottling operations.
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
NOTE 16: OTHER COMPREHENSIVE INCOME
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

December 31,	2018	2017
Foreign currency translation adjustments	$(11,045)	$(8,957)
Accumulated derivative net gains (losses)	(126)	(119)
Unrealized net gains (losses) on available-for-sale securities[1]	50	493
Adjustments to pension and other benefit liabilities	(1,693)	(1,722)
Accumulated other comprehensive income (loss)	$(12,814)	$(10,305)
1 The change in the balance from December 31, 2017 includes the $409 million reclassification to reinvested earnings upon the adoption of
ASU 2016-01. Refer to Note 1 and Note 4.

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Year Ended December 31, 2018
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$6,434	$42	$6,476
Other comprehensive income:
Net foreign currency translation adjustments	(2,088)	53	(2,035)
Net gains (losses) on derivatives[1]	(7)	—	(7)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(34)	—	(34)
Net change in pension and other benefit liabilities[3]	29	—	29
Total comprehensive income	$4,334	$95	$4,429

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

[3]	Refer to Note 14 for additional information related to the Company's pension and other postretirement benefit liabilities.
OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI, for the years ended December 31, 2018, 2017 and 2016 is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2018
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(1,728)	$59	$(1,669)
Reclassification adjustments recognized in net income	398	—	398
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,296)	—	(1,296)
Gains (losses) on net investment hedges arising during the year[1]	639	(160)	479
Net foreign currency translation adjustments	$(1,987)	$(101)	$(2,088)
Derivatives:
Gains (losses) arising during the year	59	(16)	43
Reclassification adjustments recognized in net income	(68)	18	(50)
Net gains (losses) on derivatives[1]	$(9)	$2	$(7)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	(50)	11	(39)
Reclassification adjustments recognized in net income	5	—	5
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(45)	$11	$(34)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the year	(299)	75	(224)
Reclassification adjustments recognized in net income	341	(88)	253
Net change in pension and other benefit liabilities[3]	$42	$(13)	$29
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,999)	$(101)	$(2,100)

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

[3]	Refer to Note 14 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2017
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(1,350)	$(242)	$(1,592)
Reclassification adjustments recognized in net income	23	(6)	17
Gains (losses) on intra-entity transactions that are of a long-term investment nature	3,332	—	3,332
Gains (losses) on net investment hedges arising during the year[1]	(1,512)	578	(934)
Net foreign currency translation adjustments	$493	$330	$823
Derivatives:
Gains (losses) arising during the year	(184)	65	(119)
Reclassification adjustments recognized in net income	(506)	192	(314)
Net gains (losses) on derivatives[1]	$(690)	$257	$(433)
Available-for-sale securities:
Unrealized gains (losses) arising during the year	405	(136)	269
Reclassification adjustments recognized in net income	(123)	42	(81)
Net change in unrealized gains (losses) on available-for-sale securities[2]	$282	$(94)	$188
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the year	120	(7)	113
Reclassification adjustments recognized in net income	325	(116)	209
Net change in pension and other benefit liabilities[3]	$445	$(123)	$322
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$530	$370	$900

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale securities.

[3]	Refer to Note 14 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2016
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(1,103)	$51	$(1,052)
Reclassification adjustments recognized in net income	368	(18)	350
Gains (losses) on net investment hedges arising during the year	67	(25)	42
Reclassification adjustments for net investment hedges recognized in net income	77	(30)	47
Net foreign currency translation adjustments	$(591)	$(22)	$(613)
Derivatives:
Gains (losses) arising during the year	(43)	11	(32)
Reclassification adjustments recognized in net income	(563)	213	(350)
Net gains (losses) on derivatives[1]	$(606)	$224	$(382)
Available-for-sale securities:
Unrealized gains (losses) arising during the year	124	(28)	96
Reclassification adjustments recognized in net income	(105)	26	(79)
Net change in unrealized gains (losses) on available-for-sale securities[2]	$19	$(2)	$17
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the year	(374)	99	(275)
Reclassification adjustments recognized in net income	342	(120)	222
Net change in pension and other benefit liabilities[3]	$(32)	$(21)	$(53)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,210)	$179	$(1,031)

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale securities.

[3]	Refer to Note 14 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our consolidated statement of income where adjustments reclassified from AOCI into income were recorded during the year ended December 31, 2018 (in millions):

Description of AOCI Component	Financial Statement Line Item	Amount Reclassified from AOCI into Income
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1,2]	Other income (loss) — net	$398
	Income from continuing operations before income taxes	$398
	Income taxes from continuing operations	—
	Consolidated net income	$398
Derivatives:
Foreign currency contracts	Net operating revenues	$(137)
Foreign currency contracts	Cost of goods sold	(8)
Foreign currency contracts	Other income (loss) — net	9
Divestitures, deconsolidations and other	Other income (loss) — net	3
Foreign currency and interest rate contracts	Interest expense	57
	Income from continuing operations before income taxes	$(76)
	Income taxes from continuing operations	20
	Net income from continuing operations	$(56)
Foreign currency and commodity contracts	Income from discontinued operations (net of income taxes)	$6
	Consolidated net income	$(50)
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$5
	Income from continuing operations before income taxes	$5
	Income taxes from continuing operations	—
	Consolidated net income	$5
Pension and other benefit liabilities:
Settlement charges[3]	Other income (loss) — net	$240
Curtailment charges[3]	Other income (loss) — net	1
Recognized net actuarial loss	Other income (loss) — net	131
Recognized prior service cost (credit)	Other income (loss) — net	(17)
Divestitures, deconsolidations and other[2]	Other income (loss) — net	(14)
	Income from continuing operations before income taxes	$341
	Income taxes from continuing operations	(88)
	Consolidated net income	$253

[1]
Primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations, and the deconsolidation of our Canadian bottling operations.

[2]	Primarily related to our previously held equity method investment in the Philippine bottling operations and the refranchising of our Latin American bottling operations.

[3]
The settlement and curtailment charges were primarily related to productivity, restructuring and integration initiatives and the refranchising of our North America bottling operations. Refer to Note 14 and Note 19.

NOTE 17: FAIR VALUE MEASUREMENTS
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

Recurring Fair Value Measurements
In accordance with U.S. GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are investments in equity with readily determinable fair values, debt securities classified as trading or available-for-sale and derivative financial instruments. Additionally, the Company adjusts the carrying value of certain long-term debt as a result of the Company's fair value hedging strategy.
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
Included in the fair value of derivative instruments is an adjustment for nonperformance risk. The adjustment is based on current credit default swap ("CDS") rates applied to each contract, by counterparty. We use our counterparty's CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for nonperformance risk did not have a significant impact on the estimated fair values of our derivative instruments.

The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2018
	Level 1	Level 2	Level 3	Other	[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,681	$186	$6	$61		$—		$1,934
Debt securities[1]	—	5,018	19	—		—		5,037
Derivatives[2]	2	313	—	—		(261)	[5]	54	[7]
Total assets	$1,683	$5,517	$25	$61		$(261)		$7,025
Liabilities:
Derivatives[2]	$(14)	$(221)	$—	$—		$182	[6]	$(53)	[7]
Total liabilities	$(14)	$(221)	$—	$—		$182		$(53)

[1]	Refer to Note 4 for additional information related to the composition of our equity securities with readily determinable values and debt securities.

[2]	Refer to Note 6 for additional information related to the composition of our derivative portfolio.

[3]
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 4.

[4]
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

[5]	The Company is obligated to return $96 million in cash collateral it has netted against its derivative position.

[6]	The Company has the right to reclaim $4 million in cash collateral it has netted against its derivative position.

[7]
The Company's derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $54 million in the line item other assets; $3 million in the line item liabilities held for sale — discontinued operations and $50 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

	December 31, 2017
	Level 1	Level 2	Level 3		Other	[4]	Netting Adjustment	[5]	Fair Value Measurements
Assets:
Trading securities[1]	$212	$127	$3		$65		$—		$407
Available-for-sale securities[1]	1,899	5,739	169	[3]	—		—		7,807
Derivatives[2]	7	250	—		—		(198)	[6]	59	[8]
Total assets	$2,118	$6,116	$172		$65		$(198)		$8,273
Liabilities:
Derivatives[2]	$(3)	$(262)	$—		$—		$147	[7]	$(118)	[8]
Total liabilities	$(3)	$(262)	$—		$—		$147		$(118)

[1]	Refer to Note 4 for additional information related to the composition of our trading securities and available-for-sale securities.

[2]	Refer to Note 6 for additional information related to the composition of our derivative portfolio.

[3]	Primarily related to debt securities that mature in 2018.

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

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the years ended December 31, 2018 and 2017.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2018 and 2017.
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

The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
Year Ended December 31,	2018		2017
Other-than-temporary impairment charges	$(591)	[1]	$(50)	[5]
Assets held for sale — discontinued operations	(554)	[2]	—
Other long-lived assets	(312)	[3]	(329)	[6]
Intangible assets	(138)	[3]	(442)	[7]
Assets held for sale	—		(1,819)	[8]
Investment in formerly unconsolidated subsidiary	(32)	[4]	150	[9]
Valuation of shares in equity method investee	—		25	[10]
Total	$(1,627)		$(2,465)

[1]
The Company recognized other-than-temporary impairment charges of $334 million related to certain equity method investees in the Middle East. These impairments were primarily driven by revised projections of future operating results largely related to instability in the region, which include recent sanctions imposed locally. The Company also recognized an other-than-temporary impairment charge of $205 million related to an equity method investee in Indonesia. This impairment was primarily driven by revised projections of future operating results reflecting unfavorable macroeconomic conditions and foreign currency exchange rate fluctuations. Additionally, the Company recognized an other-than-temporary impairment charge of $52 million related to one of our equity method investees in Latin America. This impairment was primarily driven by revised projections of future operating results. The fair value of each of these investments was derived using discounted cash flow analyses based on Level 3 inputs.

[2]
The Company recorded impairment charges of $554 million related to assets held by CCBA. These charges were incurred primarily as a result of management's view of the proceeds that are expected to be received based on revised projections of future operating results and foreign currency exchange rate fluctuations. The fair value of these assets was derived using discounted cash flow analyses based on Level 3 inputs. We recorded these impairment charges in the line item income (loss) from discontinued operations in our consolidated statements of income.

[3]
The Company recognized charges of $312 million related to CCR's property, plant and equipment and $138 million related to CCR's intangible assets. These charges were a result of management's revised estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. These charges were determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value. Refer to Note 18.

[4]
The Company recognized a loss of $32 million, which included the remeasurement of our previously held equity interest in the Philippine bottling operations to fair value and the reversal of the related cumulative translation adjustments. The fair value of our previously held equity investment was determined using a discounted cash flow model based on Level 3 inputs.

[5]
The Company recognized an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. The fair value of this investment was derived using discounted cash flow analyses based on Level 3 inputs.

[6]
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

[7]
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

[8]
The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. These losses related to refranchising activities in North America. The charges were calculated based on Level 3 inputs. Refer to Note 2.

9 The Company recognized a gain of $150 million on our previously held equity interests in CCBA and its South African subsidiary, which were accounted for under the equity method of accounting prior to our consolidation of the bottler in October 2017. U.S. GAAP requires the acquirer to remeasure its previously held noncontrolling equity interest in the acquired entity to fair value as of the acquisition date and recognize any gains or losses in earnings. The Company remeasured our equity interests in CCBA and its South African subsidiary based on Level 3 inputs. Refer to Note 2.
10 The Company recognized a gain of $25 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment in Coca-Cola FEMSA. This gain was determined using Level 1 inputs.

Fair Value Measurements for Pension and Other Postretirement Benefit Plan Assets
The fair value hierarchy discussed above is not only applicable to assets and liabilities that are included in our consolidated balance sheets but is also applied to certain other assets that indirectly impact our consolidated financial statements. For example, our Company sponsors and/or contributes to a number of pension and other postretirement benefit plans. Assets contributed by the Company become the property of the individual plans. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. Refer to Note 14. The Company uses the fair value hierarchy to measure the fair value of assets held by our various pension and other postretirement benefit plans.
Pension Plan Assets
The following table summarizes the levels within the fair value hierarchy for our pension plan assets (in millions):

	December 31, 2018							December 31, 2017
	Level 1	Level 2	Level 3		Other [1]		Total	Level 1	Level 2	Level 3		Other [1]		Total
Cash and cash equivalents	$441	$22	$—		$—		$463	$626	$65	$—		$—		$691
Equity securities:
U.S.-based companies	1,728	15	17		—		1,760	2,080	3	14		—		2,097
International-based companies	1,098	23	—		—		1,121	1,465	—	—		—		1,465
Fixed-income securities:
Government bonds	—	463	—		—		463	—	374	—		—		374
Corporate bonds and debt securities	—	819	16		—		835	—	803	24		—		827
Mutual, pooled and commingled funds	46	130	—		699	[3]	875	239	42	—		700	[3]	981
Hedge funds/limited partnerships	—	—	—		828	[4]	828	—	—	—		983	[4]	983
Real estate	—	—	—		391	[5]	391	—	—	2		596	[5]	598
Other	—	—	270	[2]	403	[6]	673	—	—	263	[2]	564	[6]	827
Total	$3,313	$1,472	$303		$2,321		$7,409	$4,410	$1,287	$303		$2,843		$8,843

[1]
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 14.

[2]	Includes purchased annuity insurance contracts.

[3]
This class of assets includes actively managed emerging markets equity funds and a collective trust fund for qualified plans, invested primarily in equity securities of companies in developed and emerging markets. There are no liquidity restrictions on these investments.

[4]
This class of assets includes hedge funds that can be subject to redemption restrictions, ranging from monthly to tri-annually, with a redemption notice period of up to 120 days and/or initial lock-up periods of up to one year, and private equity funds that are primarily closed-end funds in which the Company's investments are generally not eligible for redemption. Distributions from these private equity funds will be received as the underlying assets are liquidated or distributed.

[5]
This class of assets includes funds invested in real estate, including a privately held real estate investment trust, a real estate commingled pension trust fund, infrastructure limited partnerships and commingled investment funds. These funds seek current income and capital appreciation through the investments and can be subject to redemption restrictions, ranging from quarterly to semi-annually, with a redemption notice period of up to 90 days.

[6]
This class of assets includes segregated portfolios of private investment funds that are invested in a portfolio of insurance-linked securities. These assets can be subject to a semi-annual redemption, with a redemption notice period of 90 days, subject to certain gate restrictions.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans (in millions):

	Equity Securities	Fixed-Income Securities	Real Estate	Other		Total
2017
Balance at beginning of year	$14	$19	$2	$211		$246
Actual return on plan assets held at the reporting date	(3)	1	—	4		2
Purchases, sales and settlements — net	3	1	—	(9)		(5)
Transfers into/(out of) Level 3 — net	—	3	—	31		34
Foreign currency translation adjustments	—	—	—	26		26
Balance at end of year	$14	$24	$2	$263	[1]	$303
2018
Balance at beginning of year	$14	$24	$2	$263		$303
Actual return on plan assets held at the reporting date	(2)	(1)	—	19		16
Purchases, sales and settlements — net	3	(7)	(2)	1		(5)
Transfers into/(out of) Level 3 — net	2	—	—	—		2
Foreign currency translation adjustments	—	—	—	(13)		(13)
Balance at end of year	$17	$16	$—	$270	[1]	$303

[1]	Includes purchased annuity insurance contracts.
Other Postretirement Benefit Plan Assets
The following table summarizes the levels within the fair value hierarchy for our other postretirement benefit plan assets (in millions):

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Other [1]	Total	Level 1	Level 2	Other [1]	Total
Cash and cash equivalents	$73	$—	$—	$73	$78	$—	$—	$78
Equity securities:
U.S.-based companies	93	—	—	93	96	—	—	96
International-based companies	7	—	—	7	8	—	—	8
Fixed-income securities:
Government bonds	—	2	—	2	—	2	—	2
Corporate bonds and debt securities	—	16	—	16	—	7	—	7
Mutual, pooled and commingled funds	—	—	82	82	—	—	80	80
Hedge funds/limited partnerships	—	—	8	8	—	—	8	8
Real estate	—	—	4	4	—	—	5	5
Other	—	—	4	4	—	—	4	4
Total	$173	$18	$98	$289	$182	$9	$97	$288

[1]
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 14.

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. As of December 31, 2018, the carrying amount and fair value of our long-term debt, including the current portion, were $30,361 million and $30,438 million, respectively. As of December 31, 2017, the carrying amount and fair value of our long-term debt, including the current portion, were $34,480 million and $35,169 million, respectively.
NOTE 18: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
In 2018, the Company recorded other operating charges of $1,079 million. These charges primarily consisted of $450 million of CCR asset impairments and $440 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $139 million related to costs incurred to refranchise certain of our North America bottling operations. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our bottling systems. Other operating charges also included $33 million related to tax litigation expense and $19 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 2 for additional information on the refranchising of our bottling operations. Refer to Note 12 for additional information related to the tax litigation. Refer to Note 17 for additional information on the impairment charges. Refer to Note 19 for additional information on the Company's productivity and reinvestment program. Refer to Note 20 for the impact these charges had on our operating segments and Corporate.
In 2017, the Company recorded other operating charges of $1,902 million. These charges primarily consisted of $737 million of CCR asset impairments and $534 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $280 million related to costs incurred to refranchise certain of our bottling operations. Other operating charges also included $225 million related to a cash contribution we made to The Coca-Cola Foundation, $67 million related to tax litigation expense, $34 million related to impairments of Venezuelan intangible assets and $19 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 1 for additional information about the Venezuelan intangible assets. Refer to Note 2 for additional information on the refranchising of our bottling operations. Refer to Note 17 for information on how the Company determined the asset impairment charges. Refer to Note 19 for additional information on the Company's productivity and reinvestment program. Refer to Note 20 for the impact these charges had on our operating segments and Corporate.
In 2016, the Company recorded other operating charges of $1,371 million. These charges primarily consisted of $352 million due to the Company's productivity and reinvestment program and $240 million due to the integration of our German bottling operations. In addition, the Company recorded charges of $276 million related to costs incurred to refranchise certain of our bottling operations. The Company also recorded a charge of $200 million related to cash contributions we made to The Coca‑Cola Foundation, a charge of $76 million due to the write-down we recorded related to our receivables from our bottling partner in Venezuela as a result of changes in exchange rates, and charges of $41 million related to noncapitalizable transaction costs associated with pending and closed transactions. In 2016, the Company also recorded impairment charges of $153 million related to certain intangible assets. Refer to Note 1 for additional information on the Venezuelan exchange rates. Refer to Note 2 for additional information on the refranchising of our bottling operations. Refer to Note 17 for additional information on the impairment charges. Refer to Note 19 for additional information on the Company's productivity, integration and restructuring initiatives. Refer to Note 20 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Interest Expense
During the year ended December 31, 2018, the Company recorded a net gain of $27 million related to the early extinguishment of long-term debt. Refer to Note 11 for additional information.
During the year ended December 31, 2017, the Company recorded a net charge of $38 million related to the early extinguishment of long-term debt. Refer to Note 11 for additional information.
Equity Income (Loss) — Net
The Company recorded net charges of $111 million, $92 million and $61 million in equity income (loss) — net during the years ended December 31, 2018, 2017 and 2016, respectively. These amounts primarily represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 20 for the impact these charges had on our operating segments and Corporate.

Other Income (Loss) — Net
In 2018, other income (loss) — net was a loss of $1,121 million. The Company recorded other-than-temporary impairment charges of $591 million related to certain of our equity method investees and net charges of $476 million due to the refranchising of certain bottling territories in North America. The Company also recorded a net loss of $278 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, charges of $240 million related to pension settlements, and a net loss of $79 million related to economic hedging activity associated with the purchase of Costa, which we acquired on January 3, 2019. Additionally, we recorded charges of $34 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations, and a $32 million loss related to acquiring a controlling interest in the Philippine bottling operations. These charges were partially offset by a net gain of $296 million related to the sale of our equity ownership in Lindley and a net gain of $47 million related to the refranchising of our Latin American bottling operations. Refer to Note 1 and Note 4 for additional information on equity and debt securities. Refer to Note 2 for additional information on refranchising activities, North America conversion payments, the sale of our equity ownership in Lindley and our acquisition of the controlling interest in the Philippine bottling operations. Refer to Note 6 for additional information on our hedging activities. Refer to Note 17 for information on how the Company determined the impairment charges. Refer to Note 20 for the impact these items had on our operating segments and Corporate. Refer to Note 22 for additional information on the acquisition of Costa.
In 2017, other income (loss) — net was a loss of $1,764 million. The Company recognized a net charge of $2,140 million due to the refranchising of certain bottling territories in North America and charges of $313 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also recorded net charges of $255 million resulting from settlements, special termination benefits and curtailment credits primarily related to North America refranchising and the Company's productivity and reinvestment program. Additionally, the Company recorded an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. The Company also incurred a charge of $26 million related to our former German bottling operations. These charges were partially offset by a gain of $445 million related to the integration of CCW and CCEJ to establish CCBJHI. In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJHI. The Company also recognized a gain of $150 million related to the remeasurement of our previously held equity interests in CCBA and its South African subsidiary to fair value upon consolidation of CCBA. Additionally, the Company recognized a gain of $88 million related to the refranchising of our China bottling operations and the sale of a related cost method investment and a gain of $25 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 2 for additional information on our North America and China refranchising activities, the conversion payments and our consolidation of CCBA. Refer to Note 20 for the impact these items had on our operating segments and Corporate.
In 2016, other income (loss) — net was a loss of $1,265 million. This loss included losses of $2,456 million due to the refranchising of certain bottling territories in North America and a net charge of $139 million resulting from settlements and special termination benefits primarily related to North America refranchising. The Company also recorded a loss of $21 million due to the deconsolidation of our South African bottling operations and disposal of the related equity method investment in exchange for investments in CCBA and CCBA's South African subsidiary. The Company incurred charges of $31 million related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Additionally, the Company incurred a charge of $72 million as a result of remeasuring its net monetary assets denominated in Egyptian pounds. The Egyptian pound devalued as a result of the central bank allowing its currency, which was previously pegged to the U.S. dollar, to float freely. These charges were partially offset by a gain of $1,323 million due to the deconsolidation of our German bottling operations. Refer to Note 2 for additional information on the deconsolidation of our German bottling operations, the deconsolidation of our South African bottling operations, the North America refranchising and the conversion payments. Refer to Note 20 for the impact these items had on our operating segments and Corporate.

NOTE 19: PRODUCTIVITY, INTEGRATION AND RESTRUCTURING INITIATIVES
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
In October 2014, the Company announced that we were further expanding our productivity and reinvestment program and extending it through 2019. The expansion of the productivity initiatives focuses on four key areas: restructuring the Company's global supply chain; implementing zero-based work, an evolution of zero-based budget principles, across the organization; streamlining and simplifying the Company's operating model; and further driving increased discipline and efficiency in direct marketing investments.
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
The Company has incurred total pretax expenses of $3,566 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our consolidated statements of income. Refer to Note 20 for the impact these charges had on our operating segments and Corporate. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts (in millions):

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
2016
Accrued balance at beginning of year	$144		$8	$52	$204
Costs incurred	95		27	230	352
Payments	(114)		(30)	(205)	(349)
Noncash and exchange	(2)		1	(55)	(56)
Accrued balance at end of year	$123		$6	$22	$151
2017
Costs incurred	$310		$79	$261	$650
Payments	(181)		(83)	(267)	(531)
Noncash and exchange	(62)	[1]	(1)	(1)	(64)
Accrued balance at end of year	$190		$1	$15	$206
2018
Costs incurred	$164		$92	$252	$508
Payments	(209)		(83)	(211)	(503)
Noncash and exchange	(69)	[1]	—	(52)	(121)
Accrued balance at end of year	$76		$10	$4	$90

[1]	Includes pension settlement charges. Refer to Note 14.
Integration Initiatives
Integration of Our German Bottling Operations
In 2008, the Company began an integration initiative related to our German bottling operations acquired in 2007. The Company incurred $240 million of expenses related to this initiative in 2016 and has incurred total pretax expenses of $1,367 million related to this initiative since it commenced. These expenses were recorded in the line item other operating charges in our consolidated statements of income and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. During the year ended December 31, 2016, the Company deconsolidated our German bottling operations. Therefore, there was no remaining accrual balance as of December 31, 2016. Refer to Note 2 for additional information on the deconsolidation of our German bottling operations.
NOTE 20: OPERATING SEGMENTS
As of December 31, 2018, our organizational structure consisted of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; and Bottling Investments. Our operating structure also included Corporate, which consists of two components: (1) a center focused on strategic initiatives, policy and governance, and (2) an enabling services organization focused on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence.
Segment Products and Services
The business of our Company is nonalcoholic beverages. Our geographic operating segments (Europe, Middle East and Africa; Latin America; North America; and Asia Pacific) derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. Our Bottling Investments operating segment is composed of our Company-owned or consolidated bottling operations, with the exception of those that are classified as discontinued operations, regardless of the geographic location of the bottler. Our Bottling Investments operating segment also includes equity income from the majority of our equity method investments. Company-owned or consolidated bottling operations derive the majority of their revenues from the sale of finished beverages. Generally, finished product operations produce higher net operating revenues but lower gross profit margins compared to concentrate operations. Refer to Note 3.

The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2018	2017	2016
Concentrate operations	64%	51%	40%
Finished product operations	36	49	60
Total	100%	100%	100%
Method of Determining Segment Income or Loss
Management evaluates the performance of our operating segments separately to individually monitor the different factors affecting financial performance. Our Company manages income taxes from continuing operations and certain treasury-related items, such as interest income and expense, on a global basis within Corporate. We evaluate segment performance based on income or loss from continuing operations before income taxes.
Geographic Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2018	2017	2016
United States	$11,344	$14,727	$19,899
International	20,512	20,683	21,964
Net operating revenues	$31,856	$35,410	$41,863
The following table provides information related to our property, plant and equipment — net (in millions):

Year Ended December 31,	2018	2017	2016
United States	$4,154	$4,163	$6,784
International	4,078	4,040	3,851
Property, plant and equipment — net	$8,232	$8,203	$10,635

Information about our Company's continuing operations by operating segment and Corporate as of and for the years ended December 31, 2018, 2017 and 2016, is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific		Bottling Investments		Corporate	Eliminations	Consolidated
2018
Net operating revenues:
Third party	$7,138	$3,975	$11,505	$4,809		$3,760		$105	$—	$31,292
Intersegment	564	39	263	388		11		—	(701)	564	[4]
Total net operating revenues	7,702	4,014	11,768	5,197		3,771		105	(701)	31,856
Operating income (loss)	3,714	2,321	2,453	2,278		(649)		(1,417)	—	8,700
Interest income	—	—	70	—		—		612	—	682
Interest expense	—	—	—	—		—		919	—	919
Depreciation and amortization	85	30	422	58		239		252	—	1,086
Equity income (loss) — net	2	(19)	(2)	12		828		187	—	1,008
Income (loss) from continuing operations before income taxes	3,406	2,247	2,494	2,305		(612)		(1,490)	—	8,350
Identifiable operating assets[1]	7,985	1,715	17,913	1,999	[2]	4,135	[2]	22,649	—	56,396	[5]
Investments[3]	789	784	400	216		14,367		3,718	—	20,274
Capital expenditures	77	90	429	31		316		404	—	1,347
2017
Net operating revenues:
Third party	$7,332	$3,956	$8,796	$4,767		$10,379		$138	$—	$35,368
Intersegment	42	73	1,954	409		81		—	(2,517)	42	[4]
Total net operating revenues	7,374	4,029	10,750	5,176		10,460		138	(2,517)	35,410
Operating income (loss)	3,625	2,218	2,591	2,147		(962)		(2,020)	—	7,599
Interest income	—	—	44	—		—		633	—	677
Interest expense	—	—	—	—		—		841	—	841
Depreciation and amortization	91	37	411	65		454		202	—	1,260
Equity income (loss) — net	48	(3)	(3)	11		878		140	—	1,071
Income (loss) from continuing operations before income taxes	3,706	2,211	2,320	2,179		(2,358)		(1,316)	—	6,742
Identifiable operating assets[1]	5,475	1,896	17,619	2,072	[2]	4,493	[2]	27,060	—	58,615	[5]
Investments[3]	1,238	891	112	177		15,998		3,536	—	21,952
Capital expenditures	81	55	541	50		662		286	—	1,675
2016
Net operating revenues:
Third party	$7,014	$3,746	$6,587	$4,788		$19,601		$127	$—	$41,863
Intersegment	264	73	3,738	506		134		5	(4,720)	—
Total net operating revenues	7,278	3,819	10,325	5,294		19,735		132	(4,720)	41,863
Operating income (loss)	3,668	1,953	2,614	2,210		1		(1,789)	—	8,657
Interest income	—	—	27	—		—		615	—	642
Interest expense	—	—	—	—		—		733	—	733
Depreciation and amortization	93	35	426	80		1,013		140	—	1,787
Equity income (loss) — net	62	18	(17)	9		648		115	—	835
Income (loss) from continuing operations before income taxes	3,749	1,966	2,592	2,238		(1,955)		(454)	—	8,136
Capital expenditures	62	45	438	107		1,329		281	—	2,262

[1]
Principally cash and cash equivalents, short-term investments, marketable securities, trade accounts receivable, inventories, goodwill, trademarks and other intangible assets, and property, plant and equipment — net.

[2]	Property, plant and equipment — net in India represented 10 percent and 11 percent of consolidated property, plant and equipment — net in 2018 and 2017, respectively.

[3]	Principally equity method investments and other investments in bottling companies.

[4]	Intersegment revenues do not eliminate on a consolidated basis in the table above due to intercompany sales to our discontinued operations.

[5]	Identifiable operating assets excludes $6,546 million and $7,329 million of assets held for sale — discontinued operations as of December 31, 2018 and December 31, 2017, respectively.
During 2018, 2017 and 2016, our operating segments and Corporate were impacted by acquisition and divestiture activities. Refer to Note 2.
In 2018, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $4 million for Latin America, $175 million for North America, $31 million for Bottling Investments and $237 million for Corporate, and increased by $3 million for Europe, Middle East and Africa and $4 million for Asia Pacific due to the Company's productivity and reinvestment program, including refinements to prior period accruals. In addition, income (loss) from continuing operations before income taxes was reduced by $64 million for Corporate and $4 million for Latin America due to pension settlements related to the Company's productivity and reinvestment program. Refer to Note 14 and Note 19.

•	Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $450 million for Bottling Investments due to asset impairment charges. Refer to Note 17.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $139 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations.

•	Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $33 million for Corporate due to tax litigation expense. Refer to Note 12.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $19 million for Corporate related to noncapitalizable transaction costs associated with pending and closed transactions.

•
Income (loss) from continuing operations before income taxes was reduced by $476 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was reduced by $334 million for Europe, Middle East and Africa, $205 million for Bottling Investments and $52 million for Latin America due to other-than-temporary impairment charges related to certain of our equity method investees. Refer to Note 17.

•
Income (loss) from continuing operations before income taxes was reduced by $278 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•
Income (loss) from continuing operations before income taxes was reduced by $124 million for Bottling Investments and increased by $13 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•
Income (loss) from continuing operations before income taxes was reduced by $149 million for Bottling Investments due to pension settlements related to the refranchising of North America bottling operations. Refer to Note 14.

•
Income (loss) from continuing operations before income taxes was reduced by $79 million for Corporate related to economic hedging activity associated with the purchase of Costa, which we acquired on January 3, 2019. Refer to Note 6 and Note 22.

•
Income (loss) from continuing operations before income taxes was reduced by $34 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•
Income (loss) from continuing operations before income taxes was reduced by $33 million for Bottling Investments primarily due to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations.

•
Income (loss) from continuing operations before income taxes was reduced by $32 million for Corporate related to acquiring a controlling interest in the Philippine bottling operations. Refer to Note 2.

•	Income (loss) from continuing operations before income taxes was increased by $296 million for Corporate related to the sale of our equity ownership in Lindley. Refer to Note 2.

•	Income (loss) from continuing operations before income taxes was increased by $47 million for Corporate related to the refranchising of our Latin American bottling operations. Refer to Note 2.

•	Income (loss) from continuing operations before income taxes was increased by $27 million for Corporate related to a net gain on the extinguishment of long-term debt. Refer to Note 11.
In 2017, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $26 million for Europe, Middle East and Africa, $7 million for Latin America, $241 million for North America, $10 million for Asia Pacific, $57 million for Bottling Investments and $193 million for Corporate due to the Company's productivity and reinvestment program. Income (loss) from continuing operations before income taxes was also reduced by $116 million for Corporate due to pension settlements related to the Company's productivity and reinvestment program. Refer to Note 14 and Note 19.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $737 million for Bottling Investments and $34 million for Corporate due to asset impairment charges. Refer to Note 17.

•
Operating income (loss) was reduced by $280 million and income (loss) from continuing operations before income taxes was reduced by $419 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $225 million for Corporate as a result of a cash contribution we made to The Coca-Cola Foundation.

•	Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $67 million for Corporate due to tax litigation expense. Refer to Note 12.

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

•	Income (loss) from continuing operations before income taxes was increased by $445 million for Corporate due to a gain recognized resulting from the merger of CCW and CCEJ. Refer to Note 18.

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

•
Income (loss) from continuing operations before income taxes was increased by $88 million for Corporate due to a gain recognized upon refranchising our China bottling operations and selling a related cost method investment. Refer to Note 2.

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

In 2016, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $32 million for Europe, Middle East and Africa, $134 million for North America, $1 million for Asia Pacific, $322 million for Bottling Investments and $105 million for Corporate and increased by $2 million for Latin America due to the Company's productivity and reinvestment program, including refinements to prior period accruals. Refer to Note 19.

•
Operating income (loss) was reduced by $276 million and income (loss) from continuing operations before income taxes was reduced by $297 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2.

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

•
Income (loss) from continuing operations before income taxes was reduced by $118 million for Bottling Investments due to pension settlement charges primarily as a result of our refranchising activities. Refer to Note 14.

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

•
Income (loss) from continuing operations before income taxes was reduced by $72 million for Corporate as a result of remeasuring our net monetary assets denominated in Egyptian pounds. Refer to Note 18.

•
Income (loss) from continuing operations before income taxes was reduced by $31 million for North America related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

NOTE 21: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

Year Ended December 31,	2018	2017	2016
(Increase) decrease in trade accounts receivable	$66	$(141)	$(28)
(Increase) decrease in inventories	(171)	(355)	(142)
(Increase) decrease in prepaid expenses and other assets	(221)	506	279
Increase (decrease) in accounts payable and accrued expenses	(289)	(445)	(540)
Increase (decrease) in accrued income taxes	(12)	(153)	750
Increase (decrease) in other liabilities[1]	(575)	4,052	(544)
Net change in operating assets and liabilities	$(1,202)	$3,464	$(225)
1 The increase in other liabilities in 2017 was primarily due to the one-time transition tax required by the Tax Reform Act signed into law on
December 22, 2017. Refer to Note 15.

NOTE 22: SUBSEQUENT EVENT
On January 3, 2019, the Company acquired Costa in exchange for $4.9 billion of cash. Costa is a coffee company with retail outlets in over 30 countries, a coffee vending operation, for-home coffee formats and a state-of-the-art roastery. We believe this acquisition will allow us to increase our presence in the hot beverages market platform. We are currently in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the first quarter of 2019.
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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act").  Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.
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

Audit Committee's Responsibility
The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2019 Proxy Statement.

James R. Quincey	Larry M. Mark
Chief Executive Officer February 21, 2019	Vice President and Controller February 21, 2019

Kathy N. Waller	Mark Randazza
Executive Vice President and Chief Financial Officer February 21, 2019	Vice President, Assistant Controller and Chief Accounting Officer February 21, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareowners’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal controls over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 21, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company

Opinion on Internal Control over Financial Reporting

We have audited The Coca-Cola Company and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Coca-Cola Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Atlanta, Georgia
February 21, 2019

Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(In millions except per share data)
2018
Net operating revenues	$7,626	$8,927	$8,245	$7,058	$31,856
Gross profit	4,888	5,675	5,186	4,337	20,086
Net income attributable to shareowners of The Coca-Cola Company	1,368	2,316	1,880	870	6,434
Basic net income per share	$0.32	$0.54	$0.44	$0.20	$1.51	[1]
Diluted net income per share	$0.32	$0.54	$0.44	$0.20	$1.50
2017
Net operating revenues	$9,118	$9,702	$9,078	$7,512	$35,410
Gross profit	5,605	6,043	5,684	4,823	22,155
Net income (loss) attributable to shareowners of The Coca-Cola Company	1,182	1,371	1,447	(2,752)	1,248
Basic net income (loss) per share	$0.28	$0.32	$0.34	$(0.65)	$0.29
Diluted net income (loss) per share	$0.27	$0.32	$0.33	$(0.65)	$0.29	[1]

[1]
The sum of the quarterly net income (loss) per share amounts does not agree to the full year net income per share amounts. We calculate net income (loss) per share based on the weighted-average number of outstanding shares during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Our first quarter, second quarter and third quarter reporting periods end on the Friday closest to the last day of the applicable quarterly calendar period. Our fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
During 2018 and 2017, our quarterly operating results were impacted by acquisition and divestiture activities. Refer to Note 2.
The Company's first quarter 2018 results were impacted by one less day compared to the first quarter of 2017. Furthermore, the Company recorded the following transactions which impacted results:

•	Charges of $390 million related to the impairment of certain assets. Refer to Note 17.

•	Charges of $95 million due to the Company's productivity and reinvestment program. Refer to Note 19.

•
A net loss of $85 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•	A net charge of $51 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	Charges of $45 million related to costs incurred to refranchise certain of our North America bottling operations.

•	A net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations.

•
Charges of $19 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

In the second quarter of 2018, the Company recorded the following transactions which impacted results:

•	Charges of $150 million due to the Company's productivity and reinvestment program. Refer to Note 19.

•	Charges of $102 million due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	Charges of $60 million related to the impairment of certain assets. Refer to Note 17.

•	An other-than-temporary impairment charge of $52 million related to one of our international equity method investees. Refer to Note 17.

•	Charges of $47 million related to pension settlements as a result of North America refranchising. Refer to Note 14.

•	A net gain of $36 million related to the refranchising of our Latin American bottling operations. Refer to Note 2.

•
A net gain of $36 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•	Charges of $34 million related to costs incurred to refranchise certain of our North America bottling operations.

•	A net charge of $33 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	Charges of $22 million related to tax litigation expense. Refer to Note 12.
In the third quarter of 2018, the Company recorded the following transactions which impacted results:

•	A net gain of $370 million related to the sale of our equity ownership in Lindley. Refer to Note 2.

•	Charges of $275 million due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	An other-than-temporary impairment charge of $205 million related to our equity method investee in Indonesia. Refer to Note 17.

•	Charges of $132 million due to the Company's productivity and reinvestment program. Refer to Note 19.

•
A net gain of $64 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•	A gain of $41 million related to economic hedging activity associated with the purchase of Costa, which we acquired on January 3, 2019. Refer to Note 6.

•	Charges of $38 million related to costs incurred to refranchise certain of our North America bottling operations.

•	A net gain of $27 million related to the early extinguishment of long-term debt. Refer to Note 11.

•	A net gain of $19 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•
Charges of $12 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	A gain of $11 million related to the refranchising of our Latin American bottling operations. Refer to Note 2.
The Company's fourth quarter 2018 results were impacted by one additional day compared to the fourth quarter of 2017. Furthermore, the Company recorded the following transactions which impacted results:

•	Other-than-temporary impairment charges of $334 million related to certain of our equity method investees in the Middle East. Refer to Note 17.

•
A net loss of $293 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•	Charges of $131 million due to the Company's productivity and reinvestment program. Refer to Note 19.

•	A net loss of $120 million related to economic hedging activity associated with the purchase of Costa, which we acquired on January 3, 2019. Refer to Note 6.

•	Charges of $102 million related to pension settlements as a result of North America refranchising. Refer to Note 14.

•	Charges of $97 million due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	A loss of $74 million related to the sale of our equity ownership in Lindley. Refer to Note 2.

•	A net charge of $46 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	A net loss of $32 million related to acquiring a controlling interest in the Philippine bottling operations. Refer to Note 2.

•	Charges of $22 million related to costs incurred to refranchise certain of our North America bottling operations.
In the first quarter of 2017, the Company recorded the following transactions which impacted results:

•	Charges of $497 million due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	Charges of $139 million due to the Company's productivity and reinvestment program. Refer to Note 19.

•
Charges of $106 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	Charges of $104 million related to the impairment of certain intangible assets. Refer to Note 17.

•	A net charge of $58 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	Charges of $60 million related to costs incurred to refranchise certain of our bottling operations.
In the second quarter of 2017, the Company recorded the following transactions which impacted results:

•	Charges of $667 million related to the impairment of certain intangible assets. Refer to Note 17.

•	A gain of $445 million related to the integration of CCW and CCEJ to establish CCBJHI. Refer to Note 18.

•	Charges of $214 million due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•
Charges of $109 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	Charges of $87 million due to the Company's productivity and reinvestment program. Refer to Note 19.

•	Charges of $44 million related to costs incurred to refranchise certain of our bottling operations.

•	A net charge of $38 million related to the early extinguishment of long-term debt. Refer to Note 11.

•	A net gain of $37 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	A gain of $9 million related to refranchising a substantial portion of our China bottling operations. Refer to Note 2.
In the third quarter of 2017, the Company recorded the following transactions which impacted results:

•	Charges of $762 million due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	Charges of $213 million related to costs incurred to refranchise certain of our bottling operations.

•	Charges of $129 million due to the Company's productivity and reinvestment program. Refer to Note 19.

•	A gain of $79 million related to the refranchising of our remaining China bottling operations and related cost method investment. Refer to Note 2.

•
Charges of $72 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	An other-than-temporary impairment charge of $50 million related to one of our international equity method investees. Refer to Note 17.

•	A net charge of $16 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
In the fourth quarter of 2017, the Company recorded the following transactions which impacted results:

•	A net provisional tax charge of $3,610 million as a result of the Tax Reform Act that was signed into law on December 22, 2017. Refer to Note 15.

•	Charges of $667 million due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	Charges of $295 million due to the Company's productivity and reinvestment program. Refer to Note 19.

•	A charge of $225 million as a result of a cash contribution we made to The Coca-Cola Foundation.

•	A gain of $150 million related to the remeasurement of our previously held equity interests in CCBA and its South African subsidiary to fair value. Refer to Note 2.

•	Charges of $105 million related to costs incurred to refranchise certain of our bottling operations.

•	A net charge of $55 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•
Charges of $26 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2018 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
Not applicable.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Director Nominations under the subheading "Item 1 — Election of Directors" under the principal heading "Governance," the information regarding the Codes of Business Conduct under the subheading "Additional Governance Matters" under the principal heading "Governance," the information under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the principal heading "Share Ownership" and the information regarding the Audit Committee under the subheading "Board and Committee Governance" under the principal heading "Governance" in the Company's 2019 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information under the subheading "Director Compensation" under the principal heading "Governance" and the information under the subheadings "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Compensation Tables," "Payments on Termination or Change in Control" and "Pay Ratio Disclosure" under the principal heading "Compensation" and the information in "Annex B — Summary of Plans" in the Company's 2019 Proxy Statement is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the subheading "Equity Compensation Plan Information" under the principal heading "Compensation" and the information under the subheading "Ownership of Equity Securities of the Company" under the principal heading "Share Ownership" in the Company's 2019 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading "Director Independence and Related Person Transactions" under the principal heading
"Governance" in the Company's 2019 Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors under the subheading "Item 3 — Ratification of the Appointment of Ernst & Young LLP as Independent Auditors" under the principal heading "Audit Matters" in the Company's 2019 Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.Financial Statements:
Consolidated Statements of Income — Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2018, 2017 and 2016.
Consolidated Balance Sheets — December 31, 2018 and 2017.
Consolidated Statements of Cash Flows — Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Shareowners' Equity — Years Ended December 31, 2018, 2017 and 2016.
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

4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.9	Form of Note for 1.150% Notes due 2018 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.10	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.11	Form of Note for 1.650% Notes due 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.12	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.13	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.14	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-A filed on September 19, 2014.
4.15	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-A filed on September 19, 2014.
4.16	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.17	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.18	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.19	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.

4.20	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.21	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.22	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.23	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.24	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.25	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.26	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 2, 2016.
4.27	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 9, 2017.
4.28	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 9, 2017.
4.29	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 9, 2017.
4.30	Form of Note for 2.200% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 25, 2017.
4.31	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 25, 2017.
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

4.34
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 23, 2017.

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
10.4.2
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.4.3
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 19, 2014— incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.5
The Coca-Cola Company 1983 Restricted Stock Award Plan, as amended and restated through February 16, 2011 (the "1983 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.6
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 19, 2014 (the "1989 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6.1
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.2
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.3
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.4
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.6.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6.6
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.7
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.1
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.2
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.3
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.4
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.7.5
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.6
Form of Performance Share Agreement — Alternate for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.7
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.8
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.7.9
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.7.10
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 —incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.7.11
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.7.12
Form of Restricted Stock Unit Agreement-Retention Award for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.7.13
Clawback Policy for Awards under The Coca-Cola Company Performance Incentive Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.7.14
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*
.

10.7.15
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.7.16
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.8
The Coca-Cola Company Compensation Deferral & Investment Program of the Company, as amended (the "Compensation Deferral & Investment Program"), including Amendments Number One, Two, Three and Four, dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*

10.8.1
Amendment Number Five to the Compensation Deferral & Investment Program, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.8.2
Amendment Number Six to the Compensation Deferral & Investment Program, dated as of January 12, 2004, effective January 1, 2004 — incorporated herein by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*

10.9
The Coca-Cola Company Supplemental Pension Plan, Amended and Restated effective January 1, 2010 (the "Supplemental Pension Plan") — incorporated herein by reference to Exhibit 10.10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.9.1
Amendment One to the Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.9.2
Amendment Two to the Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.9.3
Amendment Three to the Supplemental Pension Plan, effective January 1, 2010, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.9.4
Amendment Four to The Coca-Cola Company Supplemental Pension Plan, effective June 1, 2017, dated June 29, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017.*

10.9.5
Amendment Five to The Coca-Cola Company Supplemental Pension Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.10
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), Amended and Restated Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.10.1
Amendment One to The Coca-Cola Company Supplemental 401(k) Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.11
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 (the "Supplemental Cash Balance Plan") — incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.11.1
Amendment One to the Supplemental Cash Balance Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.12.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.11.2
Amendment Two to the Supplemental Cash Balance Plan, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*

10.11.3
Amendment Three to the Supplemental Cash Balance Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.12
The Coca-Cola Company Directors' Plan, amended and restated on December 13, 2012, effective January 1, 2013 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.13
Deferred Compensation Plan of the Company, as amended and restated December 8, 2010 — incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.13.1
Amendment Number One to the Deferred Compensation Plan of the Company, as amended and restated on December 8, 2010, effective January 1, 2016 — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 28, 2016.*

10.13.2
Amendment Number Two to the Deferred Compensation Plan of the Company, as amended and restated on December 8, 2010, dated October 24, 2016 — incorporated herein by reference to Exhibit 10.13.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.14
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*

10.15
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 (the "Benefits Plan for Members of the Board of Directors") — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10.15.1
Amendment Number One to the Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*

10.16
The Coca-Cola Company Severance Pay Plan, as Amended and Restated, Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.16.1
Amendment One to The Coca-Cola Company Severance Pay Plan, effective January 1, 2016, dated December 16, 2015 — incorporated herein by reference to Exhibit 10.16.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.16.2
Amendment Two to The Coca-Cola Company Severance Pay Plan, effective April 1, 2017, dated March 10, 2017 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.16.3
Amendment Three to The Coca-Cola Company Severance Pay Plan as Amended and Restated Effective January 1, 2012, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.17
Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 18, 2005.

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
10.20
Letter of Understanding between the Company and Ceree Eberly, dated October 26, 2009, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 1, 2009 — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.20.1
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Ceree Eberly dated March 15, 2017, accepted April 20, 2017 — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

10.21
The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.21.1
Amendment Number One to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 29, 2011 — incorporated herein by reference to Exhibit 10.34.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.21.2
Amendment Number Two to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated November 14, 2011 — incorporated herein by reference to Exhibit 10.34.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.21.3
Amendment Number Three to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 25, 2012.*

10.21.4
Amendment Number Four to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated November 18, 2014 — incorporated herein by reference to Exhibit 10.21.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.22
The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.22.1
Amendment Number One to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 20, 2011 — incorporated herein by reference to Exhibit 10.35.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.22.2
Amendment Number Two to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 25, 2012.*

10.23
The Coca-Cola Export Corporation Mobile Employees Retirement Plan, effective January 1, 2012 — incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.24
Letter Agreement, dated as of June 7, 2010, between The Coca-Cola Company and Dr Pepper/Seven Up, Inc. — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2010.

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

10.28	Letter, dated May 18, 2016, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 2016.*
10.28.1	Letter, dated October 18, 2018, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 18, 2018.*
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
10.31
Separation Agreement between Coca-Cola Pazarlama and Nathan Kalumbu, dated July 1, 2016 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 2016.*

10.32
Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective as of January 1, 2012 — incorporated herein by reference to Exhibit 10.60.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.32.1
Amendment One to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective January 1, 2012, dated May 24, 2012 — incorporated herein by reference to Exhibit 10.60.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.32.2
Amendment Two to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.60.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.32.3
Amendment Three to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, adopted March 19, 2013 — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.32.4
Amendment Four to the Coca-Cola Refreshments Severance Pay Plan for Exempt Employees, effective February 28, 2014, dated September 22, 2014 — incorporated herein by reference to Exhibit 10.32.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.33	Letter, dated December 16, 2013, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.*
10.33.1	Letter, dated April 29, 2015, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 2015.*
10.33.2
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between The Coca-Cola Company and Irial Finan, dated December 7, 2017 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 8, 2017.*

10.34	Letter, dated April 24, 2014, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2014.*
10.34.1	Letter, dated March 22, 2017, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 24, 2017.*
10.34.2	Letter, dated October 17, 2018, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 18, 2018.*
10.35	Letter, dated October 15, 2014, from the Company to Atul Singh — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*
10.36
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between Coca-Cola India, Inc. and Atul Singh, dated effective July 29, 2016 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 27, 2016.*

10.37
Letter, dated December 16, 2014, from the Company to Marcos de Quinto — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*

10.37.1
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Marcos de Quinto, dated March 20, 2017 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 24, 2017.*

10.38	Letter, dated February 19, 2015, from the Company to Ed Hays — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2015.*
10.39
Letter, dated February 18, 2016, from the Company to Julie Hamilton — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 28, 2016.*

10.40	Letter, dated August 12, 2015, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2015.*

10.40.1	Letter, dated April 27, 2017, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on April 28, 2017.*
10.41
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Alex Cummings, dated December 23, 2015 — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.42
Letter, dated October 14, 2015, from the Company to Bernhard Goepelt — incorporated herein by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.43
Letter, dated February 17, 2016, from the Company to Charles Brent Hastie — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 28, 2016.*

10.44
Letter, dated May 18, 2016, from the Company to Mario Alfredo Rivera Garcia — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 28, 2016.*

10.45	Letter, dated October 19, 2016, from the Company to Barry Simpson — incorporated herein by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*
10.46	Letter, dated October 26, 2016, from the Company to John Murphy — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*
10.46.2	Letter, dated October 18, 2018, from the Company to John Murphy — incorporated herein by reference ot Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 18, 2018*
10.47
Letter, dated March 22, 2017, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.47.1
Deferred Cash Agreement, dated December 7, 2016, between Servicios Integrados de Administracion y Alta Gerencia, Sociedad de Responsabilidad Limitada de Capital Variable and Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.47.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.47.2
Letter, dated June 5, 2017, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

10.47.3
Letter, dated February 14, 2018, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.48
Letter, dated March 22, 2017, from the Company to Beatriz R. Perez — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.49
Letter, dated March 22, 2017, from the Company to Jennifer Mann — incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.50
Letter, dated March 24, 2017, from the Company to Robert E. Long — incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.51
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Clyde Tuggle dated March 13, 2017, accepted April 24, 2017 — incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017.*

10.52	Letter, dated April 27, 2017, from the Company to Mark Randazza — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on April 28, 2017.*
10.53
Letter, dated October 23, 2017, from the Company to James Dinkins — incorporated herein by reference to Exhibit 10.53 to the Company's Current Report on Form 10-K for the year ended December 31, 2017.*

10.54	Letter, dated October 17, 2018, from the Company to Manuel Arroyo.*
10.55	Letter, dated October 17, 2018, from the Company to Nikolaos Koumettis, as further supplemented by Letter, dated February 1, 2019.*
10.56	Letter, dated October 18, 2018, from the Company to Nancy Quan.*
21.1	List of subsidiaries of the Company as of December 31, 2018.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James R. Quincey, Chief Executive Officer of The Coca-Cola Company.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by James R. Quincey, Chief Executive Officer of The Coca-Cola Company, and by Kathy N. Waller, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Balance Sheets as of December 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Shareowners' Equity for the years ended December 31, 2018, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements.

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

THE COCA-COLA COMPANY
(Registrant)
By:	/s/ JAMES QUINCEY
James R. Quincey Chief Executive Officer
	Date:	February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES QUINCEY	/s/ KATHY N. WALLER
James R. Quincey Chief Executive Officer and a Director (Principal Executive Officer)	Kathy N. Waller Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 21, 2019	February 21, 2019

/s/ LARRY M. MARK	/s/ MARK RANDAZZA
Larry M. Mark Vice President and Controller (On behalf of the Registrant)	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)

February 21, 2019	February 21, 2019

*	*
Muhtar Kent Chairman of the Board of Directors and a Director	Ana Botín Director

February 21, 2019	February 21, 2019

*	*
Herbert A. Allen Director	Richard M. Daley Director

February 21, 2019	February 21, 2019

*	*
Ronald W. Allen Director	Christopher C. Davis Director

February 21, 2019	February 21, 2019

*	*
Marc Bolland Director	Barry Diller Director

February 21, 2019	February 21, 2019

*	*
Helene D. Gayle Director	Sam Nunn Director

February 21, 2019	February 21, 2019

*	*
Alexis M. Herman Director	Caroline Tsay Director

February 21, 2019	February 21, 2019

*	*
Robert A. Kotick Director	David B. Weinberg Director

February 21, 2019	February 21, 2019

*
Maria Elena Lagomasino Director

February 21, 2019

*By:	/s/ JENNIFER MANNING
Jennifer Manning Attorney-in-fact

February 21, 2019