Form 10-Q
period 2019-03-29
COCA COLA CO
filed 2019-04-25
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
OR
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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding as of April 22, 2019
$0.25 Par Value	4,266,115,111 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended
	March 29, 2019	March 30, 2018
NET OPERATING REVENUES	$8,020	$7,626
Cost of goods sold	2,990	2,738
GROSS PROFIT	5,030	4,888
Selling, general and administrative expenses	2,567	2,541
Other operating charges	127	536
OPERATING INCOME	2,336	1,811
Interest income	129	165
Interest expense	232	230
Equity income (loss) — net	133	142
Other income (loss) — net	(234)	(55)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,132	1,833
Income taxes from continuing operations	486	506
NET INCOME FROM CONTINUING OPERATIONS	1,646	1,327
Income from discontinued operations (net of income taxes of $36 and $40, respectively)	57	73
CONSOLIDATED NET INCOME	1,703	1,400
Less: Net income attributable to noncontrolling interests	25	32
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,678	$1,368

Basic net income per share from continuing operations[1]	$0.39	$0.31
Basic net income per share from discontinued operations[2]	0.01	0.01
BASIC NET INCOME PER SHARE[3]	$0.39	$0.32
Diluted net income per share from continuing operations[1]	$0.38	$0.31
Diluted net income per share from discontinued operations[2]	0.01	0.01
DILUTED NET INCOME PER SHARE	$0.39	$0.32
AVERAGE SHARES OUTSTANDING — BASIC	4,271	4,265
Effect of dilutive securities	35	41
AVERAGE SHARES OUTSTANDING — DILUTED	4,306	4,306

[1]	Calculated based on net income from continuing operations less net income from continuing operations attributable to noncontrolling interests.

[2]	Calculated based on net income from discontinued operations less net income from discontinued operations attributable to noncontrolling interests.

[3]	Per share amounts may not add due to rounding.

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended
	March 29, 2019	March 30, 2018
CONSOLIDATED NET INCOME	$1,703	$1,400
Other comprehensive income:
Net foreign currency translation adjustments	926	728
Net gains (losses) on derivatives	8	(16)
Net unrealized gain (loss) on available-for-sale securities	15	(11)
Net change in pension and other benefit liabilities	31	34
TOTAL COMPREHENSIVE INCOME	2,683	2,135
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3)	91
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,686	$2,044
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	March 29, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,645	$8,926
Short-term investments	1,538	2,025
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	7,183	10,951
Marketable securities	4,765	5,013
Trade accounts receivable, less allowances of $492 and $489, respectively	3,852	3,396
Inventories	3,178	2,766
Prepaid expenses and other assets	2,935	1,962
Assets held for sale — discontinued operations	6,627	6,546
TOTAL CURRENT ASSETS	28,540	30,634
EQUITY METHOD INVESTMENTS	19,283	19,407
OTHER INVESTMENTS	915	867
OTHER ASSETS	5,382	4,139
DEFERRED INCOME TAX ASSETS	2,617	2,667
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $8,032 and $8,013, respectively	8,866	8,232
TRADEMARKS WITH INDEFINITE LIVES	9,351	6,682
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	111	51
GOODWILL	12,964	10,263
OTHER INTANGIBLE ASSETS	318	274
TOTAL ASSETS	$88,347	$83,216
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,986	$8,932
Loans and notes payable	11,570	13,194
Current maturities of long-term debt	3,297	4,997
Accrued income taxes	255	378
Liabilities held for sale — discontinued operations	1,835	1,722
TOTAL CURRENT LIABILITIES	27,943	29,223
LONG-TERM DEBT	29,400	25,364
OTHER LIABILITIES	8,598	7,638
DEFERRED INCOME TAX LIABILITIES	2,602	1,933
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	16,577	16,520
Reinvested earnings	63,704	63,234
Accumulated other comprehensive income (loss)	(12,325)	(12,814)
Treasury stock, at cost — 2,772 and 2,772 shares, respectively	(51,981)	(51,719)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	17,735	16,981
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,069	2,077
TOTAL EQUITY	19,804	19,058
TOTAL LIABILITIES AND EQUITY	$88,347	$83,216
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	March 29, 2019	March 30, 2018
OPERATING ACTIVITIES
Consolidated net income	$1,703	$1,400
(Income) loss from discontinued operations	(57)	(73)
Net income from continuing operations	1,646	1,327
Depreciation and amortization	275	270
Stock-based compensation expense	40	72
Deferred income taxes	110	(199)
Equity (income) loss — net of dividends	(119)	(43)
Foreign currency adjustments	(39)	(19)
Significant (gains) losses — net	87	34
Other operating charges	55	510
Other items	122	(27)
Net change in operating assets and liabilities	(1,478)	(1,312)
Net cash provided by operating activities	699	613
INVESTING ACTIVITIES
Purchases of investments	(1,062)	(2,669)
Proceeds from disposals of investments	1,994	4,379
Acquisitions of businesses, equity method investments and nonmarketable securities	(5,201)	(183)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	261	3
Purchases of property, plant and equipment	(364)	(274)
Proceeds from disposals of property, plant and equipment	26	43
Other investing activities	31	22
Net cash provided by (used in) investing activities	(4,315)	1,321
FINANCING ACTIVITIES
Issuances of debt	10,119	9,576
Payments of debt	(9,656)	(8,770)
Issuances of stock	190	477
Purchases of stock for treasury	(397)	(927)
Other financing activities	29	(72)
Net cash provided by financing activities	285	284
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by (used in) operating activities from discontinued operations	89	46
Net cash provided by (used in) investing activities from discontinued operations	(144)	(24)
Net cash provided by (used in) financing activities from discontinued operations	136	40
Net cash provided by discontinued operations	81	62
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	56	95
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(3,194)	2,375
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	9,318	6,373
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	6,124	8,748
Less: Restricted cash and restricted cash equivalents at end of period	479	457
Cash and cash equivalents at end of period	$5,645	$8,291
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2018.
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2019 and the first quarter of 2018 ended on March 29, 2019 and March 30, 2018, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Operating Segments
In January 2019, we established a new operating segment, Global Ventures, which includes the results of Costa Limited ("Costa"), which we acquired in January 2019, and the results of our innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster Beverage Corporation ("Monster"). Accordingly, all prior period operating segment and Corporate information presented herein has been adjusted to reflect this change in our organizational structure. Refer to Note 17.
As of March 29, 2019, our organizational structure consisted of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Global Ventures; and Bottling Investments. Our operating structure also included Corporate, which consists of two components: (1) a center focused on strategic initiatives, policy and governance, and (2) an enabling services organization focused on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence.
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

Shipping and Handling Costs
Shipping and handling costs related to the movement of goods from our manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our consolidated statement of income. Shipping and handling costs incurred to move goods from our manufacturing locations or sales distribution centers to our customers are also included in the line item cost of goods sold in our consolidated statement of income, except for costs incurred to distribute goods sold by our Company-owned bottlers to our customers, which are included in the line item selling, general and administrative expenses. Our customers generally do not pay us separately for shipping and handling costs. Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). Upon adoption, we made a policy election to recognize the cost of shipping and handling activities that are performed after a customer obtains control of the goods as costs to fulfill our promise to provide goods to the customer. As a result of this election, the Company does not evaluate whether shipping and handling activities are services promised to customers. If revenue is recognized for the related goods before the shipping and handling activities occur, the related costs of those shipping and handling activities are accrued. Refer to Note 3 for additional information regarding revenue recognition.
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
Leases
Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases ("ASC 842"). We determine if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances.
Lessee
We are the lessee in a lease contract when we obtain the right to control the asset. Operating leases are included in the line items other assets, accounts payable and accrued expenses, and other liabilities in our consolidated balance sheet. Operating lease right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our local incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component. Refer to Note 8 for further discussion.
Lessor
We have various arrangements for certain fountain equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

Net Income
The following table presents information related to net income from continuing operations and net income from discontinued operations (in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018
CONTINUING OPERATIONS
Net income from continuing operations	$1,646	$1,327
Less: Net income from continuing operations attributable to noncontrolling interests	1	2
Net income from continuing operations attributable to shareowners of The Coca-Cola Company	$1,645	$1,325
DISCONTINUED OPERATIONS
Net income from discontinued operations	$57	$73
Less: Net income from discontinued operations attributable to noncontrolling interests	24	30
Net income from discontinued operations attributable to shareowners of The Coca-Cola Company	$33	$43
CONSOLIDATED
Consolidated net income	$1,703	$1,400
Less: Net income attributable to noncontrolling interests	25	32
Net income attributable to shareowners of The Coca-Cola Company	$1,678	$1,368

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents or restricted cash equivalents, as applicable. Restricted cash and restricted cash equivalents generally consist of amounts held by our captive insurance companies, which are included in the line item other assets on our consolidated balance sheet, and amounts classified in assets held for sale and assets held for sale — discontinued operations.
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

The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in the condensed consolidated statements of cash flows (in millions):

	March 29, 2019	December 31, 2018
Cash and cash equivalents	$5,645	$8,926
Cash and cash equivalents included in assets held for sale — discontinued operations	203	151
Cash and cash equivalents included in other assets[1]	276	241
Cash, cash equivalents, restricted cash and restricted cash equivalents	$6,124	$9,318
	March 30, 2018	December 31, 2017
Cash and cash equivalents	$8,291	$6,006
Cash and cash equivalents included in assets held for sale	7	13
Cash and cash equivalents included in assets held for sale — discontinued operations	169	97
Cash and cash equivalents included in other assets[1]	281	257
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,748	$6,373
1 Amounts represent cash and cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.

Recently Adopted Accounting Guidance
ASC 842 requires lessees to recognize operating lease ROU assets, representing their right to use the underlying asset for the lease term, and lease liabilities on the balance sheet for all leases with lease terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. We adopted ASC 842 using the modified retrospective method and utilized the optional transition method under which we continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative period presented. In addition, we elected the package of practical expedients permitted under the transition guidance which permits us to carry forward the historical lease classification, among other things. As a result of the adoption, our operating lease ROU assets and operating lease liabilities were $1,242 million and $1,268 million, respectively, as of March 29, 2019, which include preliminary amounts recorded resulting from the acquisition of Costa in January 2019. The adoption of this standard did not impact our consolidated statement of income or our consolidated statement of cash flows. Refer to Note 8 for further discussion.
In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which eliminates the requirement to separately measure and report hedge ineffectiveness and requires companies to recognize all elements of hedge accounting that impact earnings in the same line item in the statement of income where the hedged item resides. The amendments in this update include new alternatives for measuring the hedged item for fair value hedges of interest rate risk and ease the requirements for effectiveness testing, hedge documentation and applying the critical terms match method. We adopted ASU 2017-12 effective January 1, 2019 using the modified retrospective method. We recognized a cumulative effect adjustment to decrease the opening balance of reinvested earnings as of January 1, 2019 by $12 million, net of tax. Refer to Note 6 for additional disclosures required by this ASU.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") on items within accumulated other comprehensive income (loss) ("AOCI") to reinvested earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." The amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update. We adopted ASU 2018-02 effective January 1, 2019. We recognized a cumulative effect adjustment to increase the opening balance of reinvested earnings as of January 1, 2019 by $513 million.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the three months ended March 29, 2019, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,201 million, which included the acquisition of Costa and the remaining equity ownership interest in C.H.I. Limited ("CHI"), a Nigerian producer of value-added dairy and juice beverages and iced tea.
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
Costa Limited
In January 2019, the Company acquired Costa in exchange for $4.9 billion of cash, net of cash acquired. Costa is a coffee company with retail outlets in over 30 countries, the Costa Express vending system and a state-of-the-art roastery. We believe this acquisition will allow us to increase our presence in the hot beverage market as Costa has a scalable platform across multiple formats and channels, including opportunities to introduce ready-to-drink products. As of March 29, 2019, $2.4 billion of the purchase price was preliminarily allocated to the Costa trademark and $2.5 billion was preliminarily allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion as well as our ability to market and distribute Costa in ready-to-drink form throughout our bottling system. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been assigned to the Global Ventures operating segment. The preliminary allocation of the purchase price is subject to refinement when valuations are finalized. As of March 29, 2019, the valuations that have not been finalized primarily relate to intangible assets, operating lease ROU assets and operating lease liabilities and certain fixed assets. The final purchase price allocation will be completed as soon as possible, but no later than the first quarter of 2020.
CHI Limited
In January 2019, the Company acquired the remaining 60 percent interest in CHI in exchange for $260 million of cash, net of cash acquired, under the terms of the agreement for our original investment in CHI. Upon consolidation, we recognized a net charge of $121 million, which included the remeasurement of our previously held equity interest in CHI to fair value and the reversal of the related cumulative translation adjustments. The fair value of our previously held equity investment was determined using a discounted cash flow model based on Level 3 inputs. The net charge was recorded in the line item other income (loss) — net in our condensed consolidated statement of income.

Divestitures
During the three months ended March 29, 2019, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $261 million, which primarily related to the sale of a portion of our equity method investment in Embotelladora Andina S.A. ("Andina"). We recognized a gain of $39 million as a result of the sale, which was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. We continue to account for our remaining interest in Andina as an equity method investment as a result of our representation on Andina's Board of Directors and other governance rights.
During the three months ended March 30, 2018, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $3 million, which related to the proceeds from the refranchising of our U.S. Virgin Islands bottling territories.
North America Refranchising — United States
In conjunction with implementing a new beverage partnership model in North America, in 2018 the Company completed the refranchising of all of our bottling territories in the United States that were previously managed by Coca-Cola Refreshments
("CCR") to certain of our unconsolidated bottling partners. We recognized net charges of $4 million and $2 million during the three months ended March 29, 2019 and March 30, 2018, respectively. These net charges were included in the line item other income (loss) — net in our condensed consolidated statements of income, and were primarily related to post-closing adjustments as contemplated by the related agreements.

During the three months ended March 29, 2019 and March 30, 2018, the Company recorded charges of $4 million and $19 million, respectively, primarily related to payments made to certain of our unconsolidated bottling partners in order to convert the bottling agreements for their legacy territories and any previously refranchised territories to a single form of comprehensive beverage agreement ("CBA") with additional requirements. The additional requirements generally include a binding national governance model, mandatory incidence pricing and additional core performance requirements, among other things. As a result of these conversions, the legacy territories and any previously refranchised territories for each of the related bottling partners will be governed under similar CBAs, which will provide consistency across each such bottler's respective territory, as well as consistency with other U.S. bottlers that have been granted or converted to this form of CBA. The charges related to these payments were included in the line item other income (loss) — net in our condensed consolidated statements of income.
Refer to Note 17 for the impact these items had on our operating segments and Corporate.
Discontinued Operations
We present the financial position and results of operations of Coca-Cola Beverages Africa Proprietary Limited ("CCBA") as discontinued operations in the accompanying condensed consolidated financial statements because CCBA met the criteria to be classified as held for sale upon acquisition. Since CCBA met the criteria to be classified as held for sale, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell and present the related assets and liabilities as separate line items in our condensed consolidated balance sheets. We anticipate that we will divest a portion of our ownership interest in 2019, which will result in the Company no longer having a controlling interest in CCBA.

The following table presents information related to the major classes of assets and liabilities of CCBA that were classified as held for sale — discontinued operations in our condensed consolidated balance sheets (in millions):

	March 29, 2019		December 31, 2018
Cash, cash equivalents and short-term investments	$203		$151
Trade accounts receivable, less allowances	257		289
Inventories	283		305
Prepaid expenses and other assets	103		97
Equity method investments	5		5
Other assets	26	[1]	15
Property, plant and equipment — net	1,626		1,587
Goodwill	3,875		3,847
Other intangible assets	790		796
Allowance for reduction of assets held for sale	(541)		(546)
Assets held for sale — discontinued operations	$6,627		$6,546
Accounts payable and accrued expenses	$530	[2]	$602
Loans and notes payable	784		641
Current maturities of long-term debt	6		6
Accrued income taxes	54		32
Long-term debt	9		12
Other liabilities	13	[3]	8
Deferred income taxes	439		421
Liabilities held for sale — discontinued operations	$1,835		$1,722
1 Includes $10 million of operating lease ROU assets as a result of our adoption of ASC 842.
2 Includes $4 million of the current portion of operating lease liabilities as a result of our adoption of ASC 842.
3 Includes $6 million of the noncurrent portion of operating lease liabilities as a result of our adoption of ASC 842.
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
In our domestic and international concentrate operations, we typically generate net operating revenues by selling concentrates, syrups and certain finished beverages to authorized bottling operations (which we typically refer to as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water, or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrate, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished nonalcoholic beverages, such as water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks, to retailers or to distributors and wholesalers who distribute them to retailers or Company-owned Costa retail outlets. These operations consist primarily of Company-owned or -controlled bottling, sales and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company's bottling partners. These operations are generally included in one of our geographic operating segments or our Global Ventures operating segment. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment. Generally, finished product operations produce higher net operating revenues but lower gross profit margins compared to concentrate operations.
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
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we work with our bottling partners to develop and implement an incidence-based concentrate pricing model. Under this model, the price we charge bottlers for concentrate they use to prepare and package finished products is impacted by a number of factors, including, but not limited to, the prices charged by the bottlers for such finished products, the channels in which they are sold and package mix. The amounts associated with the arrangements described above are defined as variable consideration under ASC 606 and an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates. The change in the amount of variable consideration recognized during the three months ended March 29, 2019 related to performance obligations satisfied in prior periods was immaterial.
The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended March 29, 2019
Concentrate operations	$1,186	$3,724	$4,910
Finished product operations	1,460	1,650	3,110
Total	$2,646	$5,374	$8,020
Three Months Ended March 30, 2018
Concentrate operations	$1,116	$3,779	$4,895
Finished product operations	1,472	1,259	2,731
Total	$2,588	$5,038	$7,626
Refer to Note 17 for additional revenue disclosures by operating segment and Corporate.
NOTE 4: INVESTMENTS
We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis.
Our investments in debt securities are classified as trading, available-for-sale or held-to-maturity and carried at either amortized cost or fair value. The cost basis is determined by the specific identification method. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on debt securities classified as trading securities are included in net income. For debt securities classified as available-for-sale, realized gains and losses are included in net income. Unrealized gains and losses, net of tax, on available-for-sale debt securities are recognized in AOCI, except for the change in fair value attributable to the currency risk being hedged, if applicable, which is included in net income. Refer to Note 6 for additional information related to the Company's fair value hedges of available-for-sale debt securities.
Equity securities with readily determinable fair values that are not accounted for under the equity method and debt securities classified as trading are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. Equity method investments, equity securities without readily determinable fair values and debt securities classified as available-for-sale or held-to-maturity are reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Equity Securities
The carrying values of our equity securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
March 29, 2019
Marketable securities	$302	$—
Other investments	835	80
Other assets	965	—
Total equity securities	$2,102	$80
December 31, 2018
Marketable securities	$278	$—
Other investments	787	80
Other assets	869	—
Total equity securities	$1,934	$80

The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018
Net gains (losses) recognized during the period related to equity securities	$147	$(79)
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	7	3
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$140	$(82)
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 29, 2019
Trading securities	$42	$—	$—	$42
Available-for-sale securities	4,631	128	(14)	4,745
Total debt securities	$4,673	$128	$(14)	$4,787
December 31, 2018
Trading securities	$45	$—	$(1)	$44
Available-for-sale securities	4,901	119	(27)	4,993
Total debt securities	$4,946	$119	$(28)	$5,037
The fair values of our debt securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	March 29, 2019		December 31, 2018
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Cash and cash equivalents	$—	$7	$—	$—
Marketable securities	42	4,421	44	4,691
Other assets	—	317	—	302
Total debt securities	$42	$4,745	$44	$4,993
The contractual maturities of these available-for-sale debt securities as of March 29, 2019 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$925	$921
After 1 year through 5 years	3,383	3,474
After 5 years through 10 years	101	121
After 10 years	222	229
Total	$4,631	$4,745
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.

The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018
Gross gains	$5	$—
Gross losses	(3)	(5)
Proceeds	722	3,087
Captive Insurance Companies
In accordance with local insurance regulations, our captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of its consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. This captive's solvency capital funds included equity and debt securities of $1,158 million as of March 29, 2019 and $1,056 million as of December 31, 2018, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations.
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

	March 29, 2019	December 31, 2018
Raw materials and packaging	$2,050	$1,862
Finished goods	852	692
Other	276	212
Total inventories	$3,178	$2,766
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
All derivative instruments are carried at fair value in our condensed consolidated balance sheet, primarily in the following line items, as applicable: prepaid expenses and other assets; other assets; accounts payable and accrued expenses; and other liabilities. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.
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
On January 1, 2019, we adopted ASU 2017-12. For highly effective cash flow hedges, this ASU requires the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness to be recorded in other comprehensive income. No components of the Company's hedging instruments were excluded from the assessment of hedge effectiveness. To reflect the adoption of the new hedging standard on our cash flow hedging relationships at January 1, 2019, we recorded a $6 million increase, net of taxes, to the opening balance of reinvested earnings and a corresponding decrease to AOCI. For fair value hedges of interest rate risk, this ASU allows entities to elect to use the benchmark interest rate component of the contractual coupon cash flows to calculate the change in fair value of the hedged item attributable to changes in the benchmark interest rate. As a result of applying the new hedging standard to our fair value hedges on January 1, 2019, we recorded a $24 million increase to our hedged long-term debt balances, with a corresponding decrease to the opening balance of reinvested earnings of $18 million, net of taxes.
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	March 29, 2019	December 31, 2018
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$53	$43
Foreign currency contracts	Other assets	113	114
Interest rate contracts	Other assets	287	88
Total assets		$453	$245
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$28	$19
Foreign currency contracts	Other liabilities	30	15
Commodity contracts	Accounts payable and accrued expenses	1	1
Interest rate contracts	Other liabilities	28	40
Total liabilities		$87	$75
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
2 Refer to Note 16 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	March 29, 2019	December 31, 2018
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$23	$61
Foreign currency contracts	Assets held for sale — discontinued operations	2	—
Commodity contracts	Prepaid expenses and other assets	1	2
Commodity contracts	Other assets	4	—
Other derivative instruments	Prepaid expenses and other assets	10	7
Total assets		$40	$70
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$17	$99
Foreign currency contracts	Other liabilities	2	—
Foreign currency contracts	Liabilities held for sale — discontinued operations	—	2
Commodity contracts	Accounts payable and accrued expenses	20	37
Commodity contracts	Other liabilities	3	8
Commodity contracts	Liabilities held for sale — discontinued operations	—	1
Other derivative instruments	Accounts payable and accrued expenses	—	13
Total liabilities		$42	$160
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
2 Refer to Note 16 for additional information related to the estimated fair value.
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualify for the Company's foreign currency cash flow hedging program were $4,657 million and $3,175 million as of March 29, 2019 and December 31, 2018, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of these foreign currency denominated assets and liabilities due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that have been designated as cash flow hedges for the Company's foreign currency denominated assets and liabilities were $3,028 million as of March 29, 2019 and December 31, 2018.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $8 million and $9 million as of March 29, 2019 and December 31, 2018, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. During the three months ended March 30, 2018, we discontinued the cash flow hedge relationship related to these swaps. We reclassified a loss of $8 million into earnings as a result of the discontinuance. As of March 29, 2019 and December 31, 2018, we did not have any interest rate swaps designated as a cash flow hedge.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income ("OCI"), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)[2]	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)[2]
Three Months Ended March 29, 2019
Foreign currency contracts	$(2)	Net operating revenues	$6	$—
Foreign currency contracts	1	Cost of goods sold	4	—
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	(22)	Other income (loss) — net	(50)	—
Interest rate contracts	—	Interest expense	(10)	—
Total	$(23)		$(52)	$—
Three Months Ended March 30, 2018
Foreign currency contracts	$(57)	Net operating revenues	$15	$—	[3]
Foreign currency contracts	(4)	Cost of goods sold	(1)	—	[3]
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	105	Other income (loss) — net	67	5
Foreign currency contracts	—	Income from discontinued operations	—	(3)
Interest rate contracts	22	Interest expense	(10)	(8)
Commodity contracts	—	Income from discontinued operations	—	(5)
Total	$66		$69	$(11)
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statement of income.
2 Effective January 1, 2019, ASU 2017-12 eliminated the requirement to separately measure and report hedge ineffectiveness for cash flow hedges. No components of the Company’s hedging instruments were excluded from the assessment of hedge effectiveness.
3 Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of March 29, 2019, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $36 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives related to our fair value hedges of this type were $12,832 million and $8,023 million as of March 29, 2019 and December 31, 2018, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. As of March 29, 2019 and December 31, 2018, we did not have any fair value hedges of this type.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		March 29, 2019	March 30, 2018
Interest rate contracts	Interest expense	$212	$(16)
Fixed-rate debt	Interest expense	(210)	14
Net impact to interest expense		$2	$(2)
Foreign currency contracts	Other income (loss) — net	$—	$(6)
Available-for-sale securities	Other income (loss) — net	—	6
Net impact to other income (loss) — net		$—	$—
Net impact of fair value hedging instruments		$2	$(2)
The following table summarizes the amounts recorded in the condensed consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

	Carrying Value of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Value of the Hedged Item[1]
	March 29, 2019	December 31, 2018	March 29, 2019	December 31, 2018
Long-term debt	$12,937	$8,043	$298	$62
1 Cumulative amount of fair value hedging adjustments does not include changes due to foreign currency exchange rates.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and a portion of its foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in a number of foreign operations. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation adjustments, a component of AOCI, to offset the changes in the values of the net investments being hedged. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the change in the carrying value of the designated portion of the non-derivative financial instrument due to changes in foreign currency exchange rates is recorded in net foreign currency translation adjustments. Any ineffective net investment hedges are reclassified from AOCI into earnings during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended
	March 29, 2019	December 31, 2018	March 29, 2019	March 30, 2018
Foreign currency contracts	$100	$—	$22	$—
Foreign currency denominated debt	12,348	12,494	131	(411)
Total	$12,448	$12,494	$153	$(411)
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three months ended March 29, 2019 and March 30, 2018. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended March 29, 2019 and March 30, 2018. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statement of cash flows.

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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our condensed consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $6,512 million and $10,939 million as of March 29, 2019 and December 31, 2018, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our condensed consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $450 million and $373 million as of March 29, 2019 and December 31, 2018, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		March 29, 2019	March 30, 2018
Foreign currency contracts	Net operating revenues	$(11)	$(7)
Foreign currency contracts	Cost of goods sold	(1)	(1)
Foreign currency contracts	Other income (loss) — net	21	(43)
Foreign currency contracts	Income from discontinued operations	—	(6)
Interest rate contracts	Interest expense	—	(2)
Commodity contracts	Cost of goods sold	20	13
Commodity contracts	Income from discontinued operations	—	1
Other derivative instruments	Selling, general and administrative expenses	17	(6)
Other derivative instruments	Other income (loss) — net	34	(1)
Total		$80	$(52)
NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the three months ended March 29, 2019, the Company issued euro-denominated debt totaling €3,500 million. The carrying value of this debt as of March 29, 2019 was $3,906 million. The general terms of the notes issued are as follows:

•	€750 million total principal amount of notes due 2021, at a variable interest rate equal to the three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.20 percent;

•	€1,000 million total principal amount of notes due 2022, at a fixed interest rate of 0.125 percent;

•	€1,000 million total principal amount of notes due 2026, at a fixed interest rate of 0.75 percent; and

•	€750 million total principal amount of notes due 2031, at a fixed interest rate of 1.25 percent.
During the three months ended March 29, 2019, the Company retired upon maturity €1,500 million total principal amount of notes due March 8, 2019 at a variable interest rate equal to the three-month EURIBOR plus 0.25 percent.

NOTE 8: LEASES

We have operating leases primarily for real estate, vehicles, and manufacturing and other equipment.
Balance sheet information related to operating leases is as follows (in millions):

March 29, 2019
Operating lease ROU assets[1]	$1,242
Current portion of operating lease liabilities[2]	$251
Noncurrent portion of operating lease liabilities[3]	1,017
Total operating lease liabilities	$1,268
1 Operating lease ROU assets are recorded in the line item other assets in our condensed consolidated balance sheet.
2 The current portion of operating lease liabilities is recorded in the line item accounts payable and accrued expenses in our condensed consolidated balance sheet.
3 The noncurrent portion of operating lease liabilities is recorded in the line item other liabilities in our condensed consolidated balance sheet.
We had operating lease costs of approximately $73 million for the three months ended March 29, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $69 million during the three months ended March 29, 2019. Operating lease ROU assets obtained in exchange for operating lease obligations was $51 million during the three months ended March 29, 2019.
Weighted-average information associated with the measurement of our remaining operating lease obligations is as follows:

March 29, 2019
Weighted-average remaining lease term	7 years
Weighted-average discount rate	3%
The following table summarizes the maturity of our operating lease liabilities as of March 29, 2019 (in millions):

2019	$226
2020	255
2021	199
2022	165
2023	125
Thereafter	378
Total operating lease payments	1,348
Less imputed interest	(80)
Total operating lease liabilities	$1,268
Our leases have remaining lease terms of 1 year to 20 years, inclusive of renewal or termination options that we are reasonably certain to exercise.
NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
As of March 29, 2019, we were contingently liable for guarantees of indebtedness owed by third parties of $609 million, of which $252 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provided prospective penalty protection conditioned on the Company's continued adherence to the prescribed methodology absent change in material facts or circumstances or relevant federal tax law. Although the IRS subsequently asserted, without explanation, that material facts and circumstances and relevant federal tax law had changed, it has not asserted penalties. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
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
The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018. The Company and the IRS filed simultaneous opening and answering post-trial briefs in October 2018 and February 2019, respectively. The Company filed a subsequent brief in March 2019 to which the IRS responded in April 2019. It is not known how much time will elapse thereafter prior to the issuance of the Court's decision. In the interim, or subsequent to the Court's decision, the IRS may propose similar adjustments for years subsequent to the 2007-2009 litigation period. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the Court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice ultimately could be sustained. In that event, the Company will be subject to significant additional liabilities for the years at issue and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations and cash flows.
The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and other examinations for all open years to determine the adequacy of its tax reserves. Any such adjustments related to years prior to 2018, either in the litigation period or later, may have an impact on the transition tax payable as part of the Tax Reform Act.

Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $339 million and $362 million as of March 29, 2019 and December 31, 2018, respectively.
NOTE 10: OTHER COMPREHENSIVE INCOME
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	March 29, 2019	December 31, 2018
Foreign currency translation adjustments[1]	$(10,300)	$(11,045)
Accumulated derivative net gains (losses)[1,2]	(147)	(126)
Unrealized net gains (losses) on available-for-sale securities[1]	72	50
Adjustments to pension and other benefit liabilities[1]	(1,950)	(1,693)
Accumulated other comprehensive income (loss)	$(12,325)	$(12,814)
1 The change in the balance from December 31, 2018 includes a portion of a $513 million reclassification to reinvested earnings from AOCI upon the adoption of ASU 2018-02. Refer to Note 1.
2 The change in the balance from December 31, 2018 includes a $6 million reclassification to reinvested earnings from AOCI upon the adoption of ASU 2017-12. Refer to Note 1 and Note 6.
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Three Months Ended March 29, 2019
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$1,678	$25	$1,703
Other comprehensive income:
Net foreign currency translation adjustments	954	(28)	926
Net gains (losses) on derivatives[1]	8	—	8
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	15	—	15
Net change in pension and other benefit liabilities[3]	31	—	31
Total comprehensive income	$2,686	$(3)	$2,683
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments designated and qualifying as cash flow hedging instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
3 Refer to Note 14 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended March 29, 2019	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$997	$(73)	$924
Reclassification adjustments recognized in net income	192	—	192
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(287)	—	(287)
Gains (losses) on net investment hedges arising during the period[1]	153	(28)	125
Net foreign currency translation adjustments	$1,055	$(101)	$954
Derivatives:
Gains (losses) arising during the period	$(36)	$4	$(32)
Reclassification adjustments recognized in net income	53	(13)	40
Net gains (losses) on derivatives[1]	$17	$(9)	$8
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$24	$(7)	$17
Reclassification adjustments recognized in net income	(2)	—	(2)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$22	$(7)	$15
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$(1)	$4	$3
Reclassification adjustments recognized in net income	37	(9)	28
Net change in pension and other benefit liabilities[3]	$36	$(5)	$31
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$1,130	$(122)	$1,008

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

[3]	Refer to Note 14 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended March 30, 2018	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$167	$(68)	$99
Reclassification adjustments recognized in net income	56	—	56
Gains (losses) on intra-entity transactions that are of a long-term investment nature	796	—	796
Gains (losses) on net investment hedges arising during the period[1]	(411)	129	(282)
Net foreign currency translation adjustments	$608	$61	$669
Derivatives:
Gains (losses) arising during the period	$66	$(38)	$28
Reclassification adjustments recognized in net income	(58)	14	(44)
Net gains (losses) on derivatives[1]	$8	$(24)	$(16)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(13)	$(2)	$(15)
Reclassification adjustments recognized in net income	5	(1)	4
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(8)	$(3)	$(11)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$10	$(1)	$9
Reclassification adjustments recognized in net income	33	(8)	25
Net change in pension and other benefit liabilities[3]	$43	$(9)	$34
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$651	$25	$676

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

[3]	Refer to Note 14 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statement of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended March 29, 2019
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$192
	Income from continuing operations before income taxes	192
	Consolidated net income	$192
Derivatives:
Foreign currency contracts	Net operating revenues	$(6)
Foreign currency contracts	Cost of goods sold	(4)
Foreign currency contracts	Other income (loss) — net	50
Divestitures, deconsolidations and other	Other income (loss) — net	1
Foreign currency and interest rate contracts	Interest expense	12
	Net income from continuing operations before income taxes	53
	Income taxes from continuing operations	(13)
	Consolidated net income	$40
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$(2)
	Income from continuing operations before income taxes	(2)
	Income taxes from continuing operations	—
	Consolidated net income	$(2)
Pension and other benefit liabilities:
Recognized net actuarial loss	Other income (loss) — net	$39
Recognized prior service cost (credit)	Other income (loss) — net	(2)
	Income from continuing operations before income taxes	37
	Income taxes from continuing operations	(9)
	Consolidated net income	$28

[1]	Primarily related to our previously held equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 2.

NOTE 11: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended March 29, 2019	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2018	4,268	$19,058	$63,234	$(12,814)	$1,760	$16,520	$(51,719)	$2,077
Adoption of accounting standards[1]	—	(18)	501	(519)	—	—	—	—
Comprehensive income (loss)	—	2,683	1,678	1,008	—	—	—	(3)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.40 per share)	—	(1,709)	(1,709)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(5)	—	—	—	—	—	(5)
Purchases of treasury stock	(9)	(398)	—	—	—	—	(398)	—
Impact related to stock compensation plans	9	193	—	—	—	57	136	—
March 29, 2019	4,268	$19,804	$63,704	$(12,325)	$1,760	$16,577	$(51,981)	$2,069
1 Refer to Note 1 and Note 6.

			Shareowners of The Coca-Cola Company
Three Months Ended March 30, 2018	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2017	4,259	$18,977	$60,430	$(10,305)	$1,760	$15,864	$(50,677)	$1,905
Adoption of accounting standards[1]	—	2,605	3,014	(409)	—	—	—	—
Comprehensive income (loss)	—	2,135	1,368	676	—	—	—	91
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.39 per share)	—	(1,662)	(1,662)	—	—	—	—	—
Business combinations	—	13	—	—	—	—	—	13
Purchases of treasury stock	(18)	(822)	—	—	—	—	(822)	—
Impact related to stock compensation plans	18	373	—	—	—	142	231	—
Other activities	—	(2)	—	—	—	—	—	(2)
March 30, 2018	4,259	$21,617	$63,150	$(10,038)	$1,760	$16,006	$(51,268)	$2,007
1 Refer to Note 1, Note 3 and Note 4.

NOTE 12: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended March 29, 2019, the Company recorded other operating charges of $127 million. These charges primarily consisted of $68 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $46 million of transaction costs associated with the purchase of Costa, which we acquired in January 2019, and $11 million for costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Other operating charges also included $2 million related to tax litigation expense. Refer to Note 2 for additional information on the acquisition of Costa. Refer to Note 9 for additional information related to the tax litigation. Refer to Note 13 for additional information on the Company's productivity and reinvestment program. Refer to Note 17 for the impact these charges had on our operating segments and Corporate.
During the three months ended March 30, 2018, the Company recorded other operating charges of $536 million. These charges primarily consisted of $390 million of CCR asset impairments and $95 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $45 million related to costs incurred to refranchise certain of our North America bottling operations. Refer to Note 13 for additional information on the Company's productivity and reinvestment program. Refer to Note 16 for information on how the Company determined the asset impairment charges. Refer to Note 17 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three months ended March 29, 2019 and March 30, 2018, the Company recorded net charges of $42 million and$51 million, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
Other Income (Loss) — Net
During the three months ended March 29, 2019, the Company recognized an other-than-temporary impairment charge of $286 million related to Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"), an equity method investee. The Company also recognized a $121 million loss in conjunction with our acquisition of the remaining equity ownership interest in CHI and a $57 million other-than-temporary impairment charge related to one of our equity method investees in North America. Additionally, the Company recognized net charges of $4 million due to the refranchising of certain bottling territories in North America and charges of $4 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a net gain of $149 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a gain of $39 million related to the sale of a portion of our equity ownership interest in Andina and a gain of $34 million related to economic hedging activities. Refer to Note 2 for additional information on refranchising activities, the North America conversion payments, the acquisition of the remaining equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 6 for additional information on economic hedging activities. Refer to Note 16 for information on how the Company determined the impairment charges and the loss recognized in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
During the three months ended March 30, 2018, the Company recorded a net loss of $85 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations. The Company also recorded $19 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements and $2 million due to the refranchising of certain bottling territories in North America. Refer to Note 2 for additional information on the North America conversion payments. Refer to Note 4 for additional information on mark-to-market adjustments of equity and debt securities. Refer to Note 17 for the impact these items had on our operating segments and Corporate.

NOTE 13: PRODUCTIVITY AND REINVESTMENT PROGRAM
In February 2012, the Company announced a productivity and reinvestment program designed to further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and the integration of Coca‑Cola Enterprises Inc.'s former North America business ("Old CCE").
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
The Company has incurred total pretax expenses of $3,634 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 17 for the impact these charges had on our operating segments and Corporate. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended March 29, 2019 (in millions):

	Accrued Balance December 31, 2018	Costs Incurred Three Months Ended March 29, 2019	Payments	Noncash and Exchange	Accrued Balance March 29, 2019
Severance pay and benefits	$76	$11	$(37)	$1	$51
Outside services	10	27	(24)	—	13
Other direct costs	4	30	(12)	(12)	10
Total	$90	$68	$(73)	$(11)	$74

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost (income) for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Service cost	$26	$32	$2	$3
Interest cost	72	73	7	6
Expected return on plan assets[1]	(138)	(168)	(3)	(3)
Amortization of prior service cost (credit)	(1)	2	(1)	(4)
Amortization of net actuarial loss	38	34	1	1
Net periodic benefit cost (income)	$(3)	$(27)	$6	$3
1 The weighted-average expected long-term rates of return on plan assets used in computing 2019 net periodic benefit cost (income) are
7.7 percent for pension benefit plans and 4.6 percent for other benefit plans.

All of the amounts in the table above, other than service cost, were recorded in the line item other income (loss) — net in our condensed consolidated statements of income. During the three months ended March 29, 2019, the Company contributed $6 million to our pension trusts, and we anticipate making additional contributions of approximately $14 million during the remainder of 2019. The Company contributed $27 million to our pension trusts during the three months ended March 30, 2018.
NOTE 15: INCOME TAXES
The Company recorded income taxes from continuing operations of $486 million (22.8 percent effective tax rate) and $506 million (27.6 percent effective tax rate) during the three months ended March 29, 2019 and March 30, 2018, respectively.
The Company's effective tax rate for the three months ended March 29, 2019 and March 30, 2018 varies from the statutory federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method of accounting, both of which are generally taxed at rates lower than the U.S. statutory rate.
The Company's effective tax rate for the three months ended March 30, 2018 included $176 million of additional tax expense to adjust our provisional tax estimate recorded as of December 31, 2017, related to the Tax Reform Act signed into law on December 22, 2017.
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 9.
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
The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

March 29, 2019	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,831	$201	$7	$63	$—		$2,102
Debt securities[1]	—	4,768	19	—	—		4,787
Derivatives[2]	3	490	—	—	(314)	[5]	179	[6]
Total assets	$1,834	$5,459	$26	$63	$(314)		$7,068
Liabilities:
Derivatives[2]	$(6)	$(123)	$—	$—	$115		$(14)	[6]
Total liabilities	$(6)	$(123)	$—	$—	$115		$(14)
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

[5]	The Company is obligated to return $205 million in cash collateral it has netted against its derivative position.

[6]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $177 million in the line item other assets; $2 million in the line item assets held for sale — discontinued operations; and $14 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

December 31, 2018	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,681	$186	$6	$61	$—		$1,934
Debt securities[1]	—	5,018	19	—	—		5,037
Derivatives[2]	2	313	—	—	(261)	[5]	54	[7]
Total assets	$1,683	$5,517	$25	$61	$(261)		$7,025
Liabilities:
Derivatives[2]	$(14)	$(221)	$—	$—	$182	[6]	$(53)	[7]
Total liabilities	$(14)	$(221)	$—	$—	$182		$(53)

[1]	Refer to Note 4 for additional information related to the composition of our equity securities with readily determinable values and debt securities.
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
5 The Company is obligated to return $96 million in cash collateral it has netted against its derivative position.

[6]	The Company has the right to reclaim $4 million in cash collateral it has netted against its derivative position.

[7]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows:$54 million in the line item other assets; $3 million in the line item liabilities held for sale — discontinued operations; and $50 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three months ended March 29, 2019 and March 30, 2018.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended March 29, 2019 and March 30, 2018.
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

The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended
	March 29, 2019		March 30, 2018
Other-than-temporary impairment charges	$(343)	[1]	$—
Investment in former equity method investee	(121)	[2]	—
Other long-lived assets	—		(252)	[3]
Intangible assets	—		(138)	[3]
Total	$(464)		$(390)
1 Based on the length of time and the extent to which the market value of our investment in CCBJHI, an equity method investee, has been less than our carrying value and the financial condition and near-term prospects of the issuer, management determined that the decline in fair value was other than temporary in nature. As a result, the Company recognized an other-than-temporary impairment charge of $286 million. This impairment charge was determined using the quoted market price (a Level 1 measurement) of CCBJHI. The Company also recognized an other-than-temporary impairment charge of $57 million related to one of our equity method investees in North America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
2 The Company recognized a loss of $121 million in conjunction with our acquisition of the remaining equity ownership interest in CHI, primarily driven by foreign currency exchange rate fluctuations. The fair value of this investment was derived using discounted cash flow analyses based on Level 3 inputs.
3 The Company recognized charges of $252 million related to CCR's property, plant and equipment and $138 million related to CCR's intangible assets. These charges were a result of management's revised estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. These charges were determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the short-term maturities of these instruments. As of March 29, 2019, the carrying amount and fair value of our long-term debt, including the current portion, were $32,697 million and $33,219 million, respectively. As of December 31, 2018, the carrying amount and fair value of our long-term debt, including the current portion, were $30,361 million and $30,438 million, respectively.
NOTE 17: OPERATING SEGMENTS
Effective January 1, 2019, we established a new operating segment, Global Ventures, which includes the results of Costa, which we acquired in January 2019, and the results of our innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster. Accordingly, all prior period operating segment and Corporate information presented herein has been adjusted to reflect this change in our organizational structure.

Information about our Company's continuing operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
As of and for the three months ended March 29, 2019
Net operating revenues:
Third party	$1,634	$896	$2,681	$1,060	$583	$996	$32	$—	$7,882
Intersegment	138	—	2	127	2	—	—	(131)	138	[1]
Total net operating revenues	1,772	896	2,683	1,187	585	996	32	(131)	8,020
Operating income (loss)	978	496	586	542	66	1	(333)	—	2,336
Income (loss) from continuing operations before income taxes	988	491	537	550	68	(200)	(302)	—	2,132
Identifiable operating assets	8,379	1,838	18,316	2,088	7,350	4,449	19,102	—	61,522	[2]
Noncurrent investments	719	786	343	223	—	14,354	3,773	—	20,198
As of and for the three months ended March 30, 2018
Net operating revenues:
Third party	$1,537	$978	$2,598	$1,109	$193	$1,051	$11	$—	$7,477
Intersegment	149	19	54	106	1	—	—	(180)	149	[1]
Total net operating revenues	1,686	997	2,652	1,215	194	1,051	11	(180)	7,626
Operating income (loss)	914	571	503	562	29	(461)	(307)	—	1,811
Income (loss) from continuing operations before income taxes	927	565	500	571	32	(388)	(374)	—	1,833
Identifiable operating assets	8,459	1,990	17,697	2,323	1,028	4,342	27,760	—	63,599	[3]
Noncurrent investments	1,239	889	119	185	—	16,506	3,579	—	22,517
As of December 31, 2018
Identifiable operating assets	$7,414	$1,715	$17,519	$1,996	$968	$4,135	$22,649	$—	$56,396	[4]
Noncurrent investments	789	784	400	216	—	14,367	3,718	—	20,274
1 Intersegment revenues do not eliminate on a consolidated basis due to intercompany sales to our discontinued operations.
2 Identifiable operating assets excludes $6,627 million of assets held for sale — discontinued operations.
3 Identifiable operating assets excludes $7,166 million of assets held for sale — discontinued operations.
4 Identifiable operating assets excludes $6,546 million of assets held for sale — discontinued operations.
During the three months ended March 29, 2019, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $1 million for Europe, Middle East and Africa, $17 million for North America, $2 million for Bottling Investments and $48 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 13.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $46 million for Corporate related to transaction costs associated with the purchase of Costa, which we acquired in January 2019. Refer to Note 2.

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $11 million for Bottling Investments related to costs incurred to refranchise certain of our North America bottling operations. Refer to Note 12.

•
Income (loss) from continuing operations before income taxes was reduced by $286 million for Bottling Investments due to an other-than-temporary impairment charge related to CCBJHI, an equity method investee. Refer to Note 16.

•
Income (loss) from continuing operations before income taxes was increased by $149 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•
Income (loss) from continuing operations before income taxes was reduced by $121 million for Corporate resulting from a loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 12 and Note 16.

•
Income (loss) from continuing operations before income taxes was reduced by $57 million for North America due to an other-than-temporary impairment charge related to one of our equity method investees. Refer to Note 16.

•
Income (loss) from continuing operations before income taxes was reduced by $42 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	Income (loss) from continuing operations before income taxes was increased by $39 million for Corporate related to the sale of a portion of our equity ownership interest in Andina. Refer to Note 2.
During the three months ended March 30, 2018, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $2 million for Europe, Middle East and Africa, $2 million for Latin America, $52 million for North America, $6 million for Bottling Investments and $33 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 13.

•	Operating income (loss) and income (loss) from continuing operations before income taxes were reduced by $390 million for Bottling Investments due to asset impairment charges. Refer to Note 16.

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
Effective January 1, 2019, we established a new operating segment, Global Ventures, which includes the results of Costa Limited ("Costa"), which we acquired in January 2019, and the results of our innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster Beverage Corporation ("Monster"). Accordingly, all prior period operating segment and Corporate information presented herein has been adjusted to reflect this change in our organizational structure.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018. As a result, management must make numerous assumptions which involve a significant amount of judgment when completing recoverability and impairment tests of current and noncurrent assets in various regions around the world.
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
Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss) ("AOCI"), except for the change in fair value attributable to the currency risk being hedged, if applicable, which is included in net income.
Equity securities with readily determinable fair values that are not accounted for under the equity method and debt securities classified as trading are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. Equity method investments, equity securities without readily determinable fair values and debt securities classified as available-for-sale or held-to-maturity are reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.
During the three months ended March 29, 2019, the Company recorded other-than-temporary impairment charges of $343 million. Based on the length of time and the extent to which the market value of our investment in Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"), an equity method investee, has been less than our carrying value and the financial condition and near-term prospects of the issuer, management determined that the decline in fair value was other than temporary in nature. Therefore, we recorded an other-than-temporary impairment charge of $286 million. We also recorded an other-than-temporary impairment charge of $57 million related to one of our equity method investees in North America. This impairment charge was primarily driven by revised projections of future operating results.

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

March 29, 2019	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$5,574	$3,623	$1,951
Coca-Cola European Partners plc	4,551	3,528	1,023
Coca-Cola FEMSA, S.A.B. de C.V.	3,913	1,876	2,037
Coca-Cola HBC AG	2,905	1,234	1,671
Coca-Cola Amatil Limited	1,375	608	767
Coca-Cola Bottlers Japan Holdings Inc.	856	856	—
Coca-Cola Consolidated, Inc.	714	131	583
Coca-Cola İçecek A.Ş.	290	205	85
Embotelladora Andina S.A.	234	129	105
Total	$20,412	$12,190	$8,222
As of March 29, 2019, gross unrealized gains and losses on available-for-sale debt securities were $128 million and $14 million, respectively. Management assessed each of the available-for-sale debt securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. As a result of these assessments, management determined that the decline in fair value of these investments was temporary and did not record any impairment charges. We will continue to monitor these investments in future periods. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
Property, Plant and Equipment
As of March 29, 2019, the carrying value of our property, plant and equipment, net of depreciation, was $8,866 million, or  10 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment test is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment charge. The impairment charge recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe a hypothetical marketplace participant would use.
During the three months ended March 30, 2018, the Company recorded impairment charges of $252 million related to Coca‑Cola Refreshments' ("CCR") property, plant and equipment as a result of management's estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the assets to their carrying value. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements.
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
Goodwill is assigned to the reporting unit or units, which are one level below our operating segments, that benefit from the synergies arising from each business combination. We perform impairment tests of goodwill at our reporting unit level. In order to test for goodwill impairment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a hypothetical marketplace participant would use. The Company has the option to perform a qualitative assessment of goodwill rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing discussed above. Otherwise, the Company does not need to perform any further assessment.
When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset or asset group, we recognize an impairment charge. The impairment charge recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe a hypothetical marketplace participant would use.
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

Revenue Recognition
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
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume‑based incentive programs, support for infrastructure programs and other similar programs. In some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we work with our bottling partners to develop and implement an incidence-based concentrate pricing model. Under this model, the price we charge bottlers for concentrate they use to prepare and package finished products is impacted by a number of factors, including, but not limited to, the prices charged by the bottlers for such finished products, the channels in which they are sold and package mix. The amounts associated with the arrangements described above are defined as variable consideration under Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") and an estimate of which is included in the transaction price as a component of net operating revenues in our condensed consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our condensed consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates.
Income Taxes
Our annual effective tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the position becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained; (2) the tax position is "more likely than not" to be sustained, but for a lesser amount; or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to the heading "Operations Review — Income Taxes" below and Note 15 of Notes to Condensed Consolidated Financial Statements.
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

During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provided prospective penalty protection conditioned on the Company's continued adherence to the prescribed methodology absent change in material facts or circumstances or relevant federal tax law. Although the IRS subsequently asserted, without explanation, that material facts and circumstances and relevant federal tax law had changed, it has not asserted penalties. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.

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

The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018. The Company and the IRS filed simultaneous opening and answering post-trial briefs in October 2018 and February 2019, respectively. The Company filed a subsequent brief in March 2019 to which the IRS responded in April 2019. It is not known how much time will elapse thereafter prior to the issuance of the Court's decision. In the interim, or subsequent to the Court's decision, the IRS may propose similar adjustments for years subsequent to the 2007-2009 litigation period. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the Court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice ultimately could be sustained. In that event, the Company will be subject to significant additional liabilities for the years at issue and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations and cash flows.
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. As of March 29, 2019, the Company's valuation allowances on deferred tax assets were $436 million and were primarily related to uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards generated in various jurisdictions. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes it will generate sufficient future taxable income to realize the tax benefits related to the remaining deferred tax assets in our condensed consolidated balance sheet.
The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign subsidiaries to the extent that the basis difference, which primarily results from earnings, meets the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries. The Company also evaluates its expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for the Company's local country subsidiary to pay a dividend), economic stability and asset risk. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
The Tax Reform Act was signed into law on December 22, 2017. Among other things, the Tax Reform Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, transitioned the U.S. method of taxation from a worldwide tax system to a modified territorial system, and required companies to pay a one-time transition tax over a period of eight years on the mandatory deemed repatriation of prescribed foreign earnings as of December 31, 2017.
The one-time transition tax was based on our total accumulated post-1986 prescribed foreign earnings and profits ("E&P") of approximately $41 billion. Most of this amount was unremitted foreign earnings, upon which no U.S. federal or state income tax had been accrued, because they were considered to have been indefinitely reinvested. At December 31, 2017, following enactment of the Tax Reform Act, we recorded a provisional $4.6 billion tax charge reflecting our best estimate of the one-time deemed repatriation tax liability as of December 31, 2017, and a $0.6 billion provisional deferred tax liability related to foreign withholding taxes and state income taxes on earnings no longer considered to be indefinitely reinvested.
We also remeasured and adjusted certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0 percent. However, as of March 30, 2018, we were still analyzing certain aspects of the Tax Reform Act and refining our calculations. The provisional amount recorded related to the remeasurement and adjustments of our deferred tax balance was a tax benefit of $1.6 billion. Upon further analyses of certain aspects of the Tax Reform Act and refinement of our calculations during the three months ended March 30, 2018, we adjusted our provisional amount by $176 million in deferred tax expense, which was included as a component of income tax expense from continuing operations.
The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. We have elected to account for the tax effects of these provisions in the period that is subject to such tax and the impact is reflected in our current year and prior year provisions.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's effective tax rate in 2019 is expected to be 19.5 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate.
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
We generally refer to acquisitions and divestitures of bottling and distribution operations as structural changes, which are a component of acquisitions and divestitures. Typically, structural changes do not impact the Company's unit case volume or concentrate sales volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products, with the exception of Costa, regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's acquisitions and divestitures.
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
In 2019, the Company acquired Costa. The impact of this acquisition has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Global Ventures operating segment. We do not report unit case volume or concentrate sales volume for Costa.
In 2019, the Company acquired the remaining equity ownership interest in C.H.I. Limited ("CHI"). The impact of this acquisition has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Europe, Middle East and Africa operating segment.
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
In 2018, the Company refranchised our Canadian and Latin American bottling operations. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our North America, Latin America and Bottling Investments operating segments. In addition, for non-Company-owned and licensed brands sold in the Canadian refranchised territories for which the Company no longer reports unit case volume, we have eliminated the unit case volume from the base year when calculating 2019 versus 2018 volume growth rates on a consolidated basis as well as for the North America and Bottling Investments operating segments. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
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
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases, source waters and powders/minerals (in all instances expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases, source waters or powders/minerals may give rise to differences between unit case volume and concentrate sales volume growth rates. The Company does not report unit case volume or concentrate sales volume for Costa, a component of the Global Ventures operating segment.

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2019 versus 2018
	Three Months Ended March 29, 2019
	Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	2%		1%
Europe, Middle East & Africa	2%		4%	[6]
Latin America	(1)		(3)
North America	(1)		(2)	[7]
Asia Pacific	7		1	[8]
Global Ventures	1		(2)
Bottling Investments	16	[5]	N/A
1 Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.
2 Geographic and Global Ventures operating segment data reflects unit case volume growth for all bottlers, both consolidated and unconsolidated, and distributors in the applicable geographic areas.
3 Unit case volume percent change is based on average daily sales. Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales are the unit cases sold during the period divided by the number of days in the period.
4 Concentrate sales volume represents the amount of concentrates, syrups, beverage bases, source waters and powders/minerals (in all instances expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2019 had one less day when compared to the first quarter of 2018, and the fourth quarter of 2019 will have one additional day when compared to the fourth quarter of 2018.

[5]	After considering the impact of structural changes, unit case volume for Bottling Investments for the three months ended March 29, 2019 grew 7 percent.
6 Due to uncertainties related to the United Kingdom’s impending withdrawal from the European Union ("Brexit"), our bottling partners in certain European markets increased their concentrate inventory levels above their normal optimal levels. We estimate that approximately 4 percent of Europe, Middle East and Africa's concentrate sales growth was a result of this activity. We currently expect the concentrate inventory levels of these bottlers to return to optimal levels throughout 2019.
7 After considering the impact of structural changes, concentrate sales volume for North America for the three months ended March 29, 2019 declined 3 percent.

[8]	After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the three months ended March 29, 2019 grew 6 percent.
Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume for 2019 and 2018 reflects the impact of the transfer of distribution rights with respect to non-Company-owned brands that were previously licensed to us in our Canadian bottling territories that have since been refranchised. The Company eliminated the unit case volume related to this structural change from the base year when calculating the volume growth rates. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above.
Three Months Ended March 29, 2019 versus Three Months Ended March 30, 2018
Unit case volume in Europe, Middle East and Africa grew 2 percent, which included growth of 1 percent in sparkling soft drinks and 8 percent in water, enhanced water and sports drinks. Growth in sparkling soft drinks was primarily driven by Trademark Coke. The group reported increases in unit case volume in the Western Europe; Central & Eastern Europe; Turkey, Caucasus & Central Asia; and West Africa business units. The increases in these business units were partially offset by decreases in the Middle East & North Africa and South & East Africa business units. Growth in the Western Europe business unit was primarily driven by sparkling soft drinks.
In Latin America, unit case volume declined 1 percent, which included a 2 percent decline in sparkling soft drinks, partially offset by growth of 2 percent in water, enhanced water and sports drinks. The group's volume reflected a decline of 7 percent and 1 percent in the South Latin and Mexico business units, respectively, partially offset by growth of 5 percent in the Brazil business unit.

Unit case volume in North America declined 1 percent, reflecting a 2 percent decline in sparkling soft drinks. The group's sparkling soft drinks volume included a decline of 1 percent in Trademark Coca-Cola. The decline in sparkling soft drinks was partially offset by 1 percent growth in water, enhanced water and sports drinks.
In Asia Pacific, unit case volume grew 7 percent, reflecting 7 percent growth in sparkling soft drinks and 11 percent growth in water, enhanced water and sports drinks. Growth in sparkling soft drinks volume included 8 percent growth in Trademark Coca‑Cola, 10 percent growth in Trademark Fanta and 6 percent growth in Trademark Sprite. Volume within the water, enhanced water and sports drinks category cluster included growth of 13 percent in packaged water. The group's volume reflects growth of 8 percent in the Greater China & Korea business unit, 14 percent in the ASEAN business unit and 6 percent in the India & South West Asia business unit. The growth in these business units was partially offset by a decline of 3 percent in the South Pacific business unit. Volume in the Japan business unit was even.
Unit case volume for Global Ventures, excluding Costa for which we do not report unit case volume, grew 1 percent, which included growth of 9 percent in juice, dairy and plant-based beverages and growth in energy drinks, partially offset by a decline in tea.
Unit case volume for Bottling Investments grew 16 percent. This increase primarily reflects the impact of the recent acquisition of a controlling interest in the Philippine bottling operations as well as growth in India.
Concentrate Sales Volume
During the three months ended March 29, 2019, worldwide unit case volume grew 2 percent and concentrate sales volume grew 1 percent compared to the three months ended March 30, 2018. Concentrate sales volume growth is calculated based on the amount of concentrate sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2019 had one less day when compared to the first quarter of 2018, which contributed to the differences between unit case volume and concentrate sales volume growth rates on a consolidated basis and for the individual operating segments during the three months ended March 29, 2019. In addition, the differences between unit case volume and concentrate sales volume growth rates during the three months ended March 29, 2019 were due to the timing of concentrate shipments (including shipments resulting from uncertainties due to Brexit), structural changes and the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases, source waters or powders/minerals.
Net Operating Revenues
During the three months ended March 29, 2019, net operating revenues were $8,020 million, compared to $7,626 million during the three months ended March 30, 2018, an increase of $394 million, or 5 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2019 versus 2018
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	1%	5%	5%	(6)%	5%
Europe, Middle East & Africa	4%	3%	10%	(12)%	5%
Latin America	(3)	—	9	(16)	(10)
North America	(3)	—	4	—	1
Asia Pacific	6	(3)	(2)	(3)	(2)
Global Ventures	(2)	222	3	(22)	201
Bottling Investments	6	(9)	3	(5)	(5)
1 Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments and our Global Ventures operating segment (excluding Costa) (expressed in equivalent unit cases) after considering the impact of acquisitions and divestitures. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume computed by comparing the total sales (rather than the average daily sales) in each of the corresponding periods after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only after considering the impact of structural changes. Refer to the heading "Beverage Volume" above.
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
Price, product and geographic mix had a 5 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•
Europe, Middle East and Africa — favorable price mix across most markets and favorable geographic mix primarily from the timing of concentrate shipments as a result of certain bottlers increasing their concentrate inventories due to uncertainties related to Brexit;

•	Latin America — favorable price mix in all four of the segment's business units and the impact of inflationary environments in certain markets;

•	North America — favorable pricing initiatives;

•	Asia Pacific — unfavorable geographic mix;

•	Global Ventures — favorable product mix; and

•	Bottling Investments — favorable price, product and package mix in certain bottling operations and favorable geographic mix.
We estimate that revenue recognized on incremental concentrate shipments related to Brexit was approximately $100 million during the three months ended March 29, 2019.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 6 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, British pound sterling, Japanese yen, Mexican peso, Brazilian real, South African rand and Australian dollar, which had an unfavorable impact on all of our operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; and foreign currency fluctuations. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have a favorable impact of 8 percent to 9 percent on 2019 full year net operating revenues. Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on net operating revenues through the end of the year.
Gross Profit Margin
As a result of our finished goods operations, which are primarily included in our North America and Bottling Investments operating segments, the following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The Company enters into hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures, including any related foreign currency exposure, do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments are included as a component of net income in each reporting period. During the three months ended March 29, 2019, the Company recorded a net gain of $19 million related to these derivative instruments in the line item cost of goods sold in our condensed consolidated statement of income. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
Our gross profit margin decreased to 62.7 percent for the three months ended March 29, 2019, compared to 64.1 percent for the three months ended March 30, 2018. This decrease was primarily due to the impact of structural changes as well as the unfavorable impact of foreign currency exchange rate fluctuations.

Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018
Stock-based compensation expense	$40	$72
Advertising expenses	953	959
Selling and distribution expenses	555	454
Other operating expenses	1,019	1,056
Selling, general and administrative expenses	$2,567	$2,541
During the three months ended March 29, 2019, selling, general and administrative expenses increased $26 million, or 1 percent, versus the prior year comparable period. The increase was primarily the result of acquisitions and divestitures, partially offset by a foreign currency exchange rate impact of 5 percent.
During the three months ended March 29, 2019, foreign currency exchange rate fluctuations decreased advertising expenses by 6 percent.
The increase in selling and distribution expenses during the three months ended March 29, 2019 was primarily due to the impact of structural changes, partially offset by the impact of one less day in the quarter and the impact of foreign currency exchange rate fluctuations.
The decrease in other operating expenses during the three months ended March 29, 2019 reflects the impact of structural changes and savings from our productivity initiatives.
As of March 29, 2019, we had $371 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 2.6 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended
	March 29, 2019	March 30, 2018
Europe, Middle East & Africa	$1	$2
Latin America	—	2
North America	17	52
Asia Pacific	—	—
Global Ventures	—	—
Bottling Investments	13	441
Corporate	96	39
Total	$127	$536
During the three months ended March 29, 2019, the Company recorded other operating charges of $127 million. These charges primarily consisted of $68 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $46 million of transaction costs associated with the purchase of Costa, which we acquired in January 2019, and $11 million for costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Other operating charges also included $2 million related to tax litigation expense. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the acquisition of Costa. Refer to Note 9 of Notes to Condensed Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.

During the three months ended March 30, 2018, the Company recorded other operating charges of $536 million. These charges primarily consisted of $390 million of CCR asset impairments and $95 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $45 million related to costs incurred to refranchise certain of our North America bottling operations. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.

Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
Europe, Middle East & Africa	41.9%	50.5%
Latin America	21.3	31.5
North America	25.1	27.8
Asia Pacific	23.2	31.0
Global Ventures	2.8	1.6
Bottling Investments	—	(25.5)
Corporate	(14.3)	(16.9)
Total	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
Consolidated	29.1%	23.7%
Europe, Middle East & Africa	55.2%	54.2%
Latin America	55.4	58.4
North America	21.9	19.4
Asia Pacific	51.2	50.7
Global Ventures	11.2	14.9
Bottling Investments	0.1	(43.9)
Corporate	*	*
* Calculation is not meaningful.
During the three months ended March 29, 2019, operating income was $2,336 million, compared to $1,811 million during the three months ended March 30, 2018, an increase of $525 million, or 29 percent.
Operating income for the three months ended March 29, 2019 was favorably impacted by the timing of concentrate shipments, price mix, lower other operating charges and the impact of acquisitions and divestitures. These favorable impacts were partially offset by the impact of unfavorable foreign currency exchange rate fluctuations.
During the three months ended March 29, 2019, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 15 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, British pound sterling, Japanese yen, Mexican peso, Brazilian real, South African rand and Australian dollar, which had an unfavorable impact on all of our operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $978 million and $914 million for the three months ended March 29, 2019 and March 30, 2018, respectively. Operating income for the segment reflects concentrate sale volume growth of 4 percent, which included additional concentrate shipments resulting from certain of our European bottling partners increasing concentrate inventory levels due to uncertainties related to Brexit, and favorable price, product and geographic mix, partially offset by an unfavorable foreign currency exchange rate impact of 15 percent.
Latin America reported operating income of $496 million and $571 million for the three months ended March 29, 2019 and March 30, 2018, respectively. Operating income for the segment was unfavorably impacted by a concentrate sales volume decline of 3 percent and an unfavorable foreign currency exchange rate impact of 20 percent, partially offset by favorable price mix.
Operating income for North America for the three months ended March 29, 2019 and March 30, 2018 was $586 million and $503 million, respectively. The increase in operating income was primarily driven by favorable price mix, lower other operating charges and lower operating expenses as a result of productivity initiatives. These favorable impacts were partially offset by a decline in concentrate sale volume of 2 percent.

Asia Pacific's operating income for the three months ended March 29, 2019 and March 30, 2018 was $542 million and $562 million, respectively. The decrease in operating income was driven by an unfavorable foreign currency exchange rate impact of 3 percent, unfavorable price and geographic mix, and the impact of structural changes. These unfavorable impacts were partially offset by concentrate sales volume growth of 1 percent.
Global Ventures operating income for the three months ended March 29, 2019 and March 30, 2018 was $66 million and $29 million, respectively. Operating income for the segment was favorably impacted by the acquisition of Costa.
Operating income for our Bottling Investments segment for the three months ended March 29, 2019 was $1 million compared to an operating loss of $461 million for the three months ended March 30, 2018. Operating income in 2019 was impacted by lower other operating charges, unit case sales volume growth of 16 percent and favorable price mix.
Corporate's operating loss for the three months ended March 29, 2019 and March 30, 2018 was $333 million and $307 million, respectively. Operating loss in 2019 was unfavorably impacted by higher other operating charges, partially offset by savings from our productivity initiatives.
Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended March 29, 2019, interest income was $129 million, compared to $165 million during the three months ended March 30, 2018, a decrease of $36 million, or 22 percent. This decrease was driven by lower investment balances due to liquidating a portion of our short-term investments in connection with the acquisition of Costa. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Interest Expense
During the three months ended March 29, 2019, interest expense was $232 million, compared to $230 million during the three months ended March 30, 2018, an increase of $2 million, or 1 percent. This increase was primarily due to the impact of higher short-term U.S. interest rates, which was offset by lower average short-term borrowings as well as lower current maturities of long-term debt.
Equity Income (Loss) — Net
During the three months ended March 29, 2019, equity income was $133 million, compared to equity income of $142 million during the three months ended March 30, 2018, a decrease of $9 million, or 6 percent. This decrease reflects, among other things, the impacts of the sale of our equity ownership interest in Corporación Lindley S.A. and the sale of a portion of our equity ownership interest in Embotelladora Andina S.A. ("Andina"), as well as the unfavorable impact of foreign currency exchange rate fluctuations. In addition, the Company recorded net charges of $42 million and $51 million in the line item equity income (loss) — net during the three months ended March 29, 2019 and March 30, 2018, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
Other income (loss) — net includes, among other things, the impact of foreign currency exchange gains and losses; dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; gains and losses related to business combinations and disposals; non-service cost components of net periodic benefit cost for pension and postretirement benefit plans; other benefit plan charges and credits; realized and unrealized gains and losses on equity securities and trading debt securities; and realized gains and losses on available-for-sale debt securities. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our condensed consolidated balance sheet. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
During the three months ended March 29, 2019, other income (loss) — net was a loss of $234 million. The Company recognized an other-than-temporary impairment charge of $286 million related to CCBJHI, an equity method investee. The Company also recognized a $121 million loss in conjunction with our acquisition of the remaining equity ownership interest in CHI and a $57 million other-than-temporary impairment charge related to one of our equity method investees in North America. Additionally, the Company recognized net charges of $4 million due to the refranchising of certain bottling territories in North America and charges of $4 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of comprehensive beverage agreement ("CBA") with additional requirements. These charges were partially offset by a net gain of $149 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a gain of $39 million related to the sale of a portion of our equity ownership interest in Andina and a gain of $34 million related to economic hedging activities. Other income (loss) — net also included income of $25 million related to the non-service cost components of net periodic benefit cost and $11 million of dividend income, partially offset by net foreign currency exchange losses of $24 million. None of the other items included in other income (loss) — net during the three months ended March 29, 2019 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on refranchising activities, the North America conversion payments, the acquisition of the remaining equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for information on economic hedging activities. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the impairment charges and the loss recognized in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
During the three months ended March 30, 2018, other income (loss) — net was a loss of $55 million. The Company recorded a net loss of $85 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations. The Company also recorded charges of $19 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Other income (loss) — net also included income of $59 million related to the non-service cost components of net periodic benefit cost and $18 million of dividend income, partially offset by net foreign currency exchange losses of $16 million. None of the other items included in other income (loss) — net during the three months ended March 30, 2018 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the North America conversion payments. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on our equity and debt securities. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
Income Taxes
The Company recorded income taxes from continuing operations of $486 million (22.8 percent effective tax rate) and $506 million (27.6 percent effective tax rate) during the three months ended March 29, 2019 and March 30, 2018, respectively.
The Company’s effective tax rate for the three months ended March 29, 2019 and March 30, 2018 varies from the statutory federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method of accounting, both of which are generally taxed at rates lower than the U.S. statutory rate.
The Company’s effective tax rate for the first quarter of 2019 was lower compared to the first quarter of 2018 primarily due to $176 million of additional tax expense in 2018 to adjust our provisional tax estimate recorded as of December 31, 2017, related to the Tax Reform Act signed into law on December 22, 2017.
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 9 of Notes to Condensed Consolidated Financial Statements.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2019. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds both domestically and internationally at reasonable interest rates, and we expect to be able to do so in the future. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. The Company's cash, cash equivalents, short-term investments and marketable securities totaled $11.9 billion as of March 29, 2019. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $8,600 million in lines of credit for general corporate purposes as of March 29, 2019. These backup lines of credit expire at various times from 2019 through 2022.

Based on all of the aforementioned factors, the Company believes its current liquidity position is strong, and we will continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for the foreseeable future.
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended March 29, 2019 and March 30, 2018 was $699 million and $613 million, respectively, an increase of $86 million, or 14 percent. This increase was primarily driven by operating income growth, the acquisition of Costa in January 2019 and the efficient management of working capital, partially offset by the impact of refranchising bottling operations and the unfavorable impact of foreign currency exchange rate fluctuations.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 29, 2019 was $4,315 million, compared to net cash provided by investing activities of $1,321 million during the prior year comparable period.
Purchases of Investments and Proceeds from Disposals of Investments
During the three months ended March 29, 2019, purchases of investments were $1,062 million and proceeds from disposals of investments were $1,994 million, resulting in a net cash inflow of $932 million. During the three months ended March 30, 2018, purchases of investments were $2,669 million and proceeds from disposals of investments were $4,379 million, resulting in a net cash inflow of $1,710 million. This activity represents the purchases of and proceeds related to our short-term investments that were made as part of the Company's overall cash management strategy as well as our insurance captive investments. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 29, 2019, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,201 million, which primarily related to the acquisition of Costa and the remaining interest in CHI. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
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
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 29, 2019, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $261 million, which primarily related to the proceeds from the sale of a portion of our equity ownership interest in Andina.
During the three months ended March 30, 2018, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $3 million, which related to proceeds from the refranchising of our U.S. Virgin Islands bottling territories. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the three months ended March 29, 2019 and March 30, 2018 were $338 million and $231 million, respectively.
The Company currently expects our 2019 full year capital expenditures related to continuing operations to be approximately $2.0 billion as we continue to make investments to enable growth in our business and further enhance our operational effectiveness.
Cash Flows from Financing Activities
Our financing activities include net borrowings, issuances of stock, share repurchases and dividends. Net cash provided by financing activities during the three months ended March 29, 2019 and March 30, 2018 was $285 million and $284 million, respectively, an increase of $1 million.

Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the three months ended March 29, 2019, the Company had issuances of debt of $10,119 million, which included $6,199 million of net issuances related to commercial paper and short-term debt with maturities greater than 90 days, and long-term debt issuances of $3,920 million, net of related discounts and issuance costs.
The Company made payments of debt of $9,656 million during the three months ended March 29, 2019, which included $4,738 million of payments of commercial paper and short-term debt with maturities greater than 90 days, $3,220 million of payments of commercial paper and short-term debt with maturities less than 90 days and payments of long-term debt of $1,698 million.
During the three months ended March 29, 2019, the Company issued euro-denominated debt totaling €3,500 million. The carrying value of this debt as of March 29, 2019 was $3,906 million. The general terms of the notes issued are as follows:

•	€750 million total principal amount of notes due 2021, at a variable interest rate equal to the three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.20 percent;

•	€1,000 million total principal amount of notes due 2022, at a fixed interest rate of 0.125 percent;

•	€1,000 million total principal amount of notes due 2026, at a fixed interest rate of 0.75 percent; and

•	€750 million total principal amount of notes due 2031, at a fixed interest rate of 1.25 percent.
During the three months ended March 29, 2019, the Company retired upon maturity €1,500 million total principal amount of notes due March 8, 2019 at a variable interest rate equal to the three-month EURIBOR plus 0.25 percent.
As of March 29, 2019, the carrying value of the Company's long-term debt included $206 million of fair value adjustments related to the remaining debt assumed in connection with our acquisition of Coca‑Cola Enterprises Inc.'s former North America business ("Old CCE"). These fair value adjustments will be amortized over a weighted-average period of approximately 19 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Issuances of Stock
During the three months ended March 29, 2019, the Company received cash proceeds from issuances of stock of $190 million, a decrease of $287 million when compared to cash proceeds from issuances of stock of $477 million during the three months ended March 30, 2018. This decrease was primarily due to a decrease in the exercise of stock options by Company employees.
Share Repurchases
During the three months ended March 29, 2019, the Company repurchased 8.7 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $45.81 per share, for a total cost of $398 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $397 million during the three months ended March 29, 2019. The total cash outflow for treasury stock during the first three months of 2019 includes treasury stock that was purchased and settled during the three months ended March 29, 2019, however, it does not include treasury stock that was purchased but did not settle during the three months ended March 29, 2019. In addition to shares repurchased, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company's issuances of stock and share repurchases during the three months ended March 29, 2019 resulted in a net cash outflow of $207 million. In 2019, we expect to repurchase shares to offset dilution resulting from employee stock-based compensation plans.
Dividends
During the three months ended March 29, 2019 and March 30, 2018, the Company did not make any cash payments for dividends. The Company paid the first quarter dividend in both 2019 and 2018 during the first week of April.
Our Board of Directors approved the Company's regular quarterly dividend of $0.40 per share at its April 2019 meeting. This dividend is payable on July 1, 2019 to shareowners of record as of June 14, 2019.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries and territories. Due to the geographic diversity of our operations, weakness in some foreign currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three months ended March 29, 2019 by 15 percent.
Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income and cash flows from operations through the end of the year.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	March 29, 2019	December 31, 2018	Increase (Decrease)		Percent Change
Cash and cash equivalents	$5,645	$8,926	$(3,281)		(37)%
Short-term investments	1,538	2,025	(487)		(24)
Marketable securities	4,765	5,013	(248)		(5)
Trade accounts receivable — net	3,852	3,396	456		13
Inventories	3,178	2,766	412		15
Prepaid expenses and other assets	2,935	1,962	973		50
Assets held for sale — discontinued operations	6,627	6,546	81		1
Equity method investments	19,283	19,407	(124)		(1)
Other investments	915	867	48		6
Other assets	5,382	4,139	1,243		30
Deferred income tax assets	2,617	2,667	(50)		(2)
Property, plant and equipment — net	8,866	8,232	634		8
Trademarks with indefinite lives	9,351	6,682	2,669		40
Bottlers' franchise rights with indefinite lives	111	51	60		118
Goodwill	12,964	10,263	2,701		26
Other intangible assets	318	274	44		16
Total assets	$88,347	$83,216	$5,131		6%
Accounts payable and accrued expenses	$10,986	$8,932	$2,054		23%
Loans and notes payable	11,570	13,194	(1,624)		(12)
Current maturities of long-term debt	3,297	4,997	(1,700)		(34)
Accrued income taxes	255	378	(123)		(33)
Liabilities held for sale — discontinued operations	1,835	1,722	113		7
Long-term debt	29,400	25,364	4,036		16
Other liabilities	8,598	7,638	960		13
Deferred income tax liabilities	2,602	1,933	669		35
Total liabilities	$68,543	$64,158	$4,385		7%
Net assets	$19,804	$19,058	$746	[1]	4%
1 Includes an increase in net assets of $926 million resulting from net foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•	Cash and cash equivalents, short-term investments and marketable securities decreased primarily due to funding the acquisition of Costa.

•
Other assets increased primarily as a result of our adoption of Accounting Standards Codification 842, Leases ("ASC 842") and the acquisition of Costa, which required us to record $1,242 million of operating lease right-of-use ("ROU") assets.

•	Trademarks with indefinite lives and goodwill increased primarily due to $2.4 billion of trademarks and $2.5 billion of goodwill related to the preliminary allocation of the Costa purchase price.

•
Accounts payable and accrued expenses increased primarily due to the accrual of the Company's first quarter 2019 dividend of approximately $1.7 billion, which was paid during the first week of April. Additionally, accounts payable and accrued expenses increased due to our adoption of ASC 842 and the acquisition of Costa, which required us to record $251 million related to the current portion of operating lease liabilities.

•	Loans and notes payable decreased primarily due to net payments of commercial paper and short-term debt.

•	Current maturities of long-term debt decreased as a result of payments of long-term debt. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

•	Long-term debt increased primarily due to the Company's recent issuances of euro-denominated debt. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

•
Other liabilities increased as a result of our adoption of ASC 842 and the acquisition of Costa, which required us to record $1,017 million related to the noncurrent portion of operating lease liabilities.

Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information on our adoption of the new leases standard. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the acquisition of Costa.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Management has excluded from the scope of its evaluation of disclosure controls and procedures those disclosure controls and procedures related to the operations and related assets of Costa that are subsumed by internal control over financial reporting. The operations and related assets of Costa were included in the condensed consolidated financial statements of The Coca-Cola Company and subsidiaries beginning January 3, 2019 and constituted 7 percent of total assets and 1 percent of consolidated net income as of and for the quarter ended March 29, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 29, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Additional Information
The Company is in the process of integrating the acquired Costa business into the Company's overall internal control over financial reporting process.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2018. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter.
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
During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provided prospective penalty protection conditioned on the Company's continued adherence to the prescribed methodology absent change in material facts or circumstances or relevant federal tax law. Although the IRS subsequently asserted, without explanation, that material facts and circumstances and relevant federal tax law had changed, it has not asserted penalties. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.

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
The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018. The Company and the IRS filed simultaneous opening and answering post-trial briefs in October 2018 and February 2019, respectively. The Company filed a subsequent brief in March 2019 to which the IRS responded in April 2019. It is not known how much time will elapse thereafter prior to the issuance of the Court's decision. In the interim, or subsequent to the Court's decision, the IRS may propose similar adjustments for years subsequent to the 2007-2009 litigation period. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the Court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice ultimately could be sustained. In that event, the Company will be subject to significant additional liabilities for the years at issue and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations and cash flows.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 29, 2019 by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans[3]
January 1, 2019 through January 25, 2019	26,301	$47.16	—	32,020,411
January 26, 2019 through February 22, 2019	878,536	45.73	—	182,020,411
February 23, 2019 through March 29, 2019	8,699,794	45.81	8,696,256	173,324,155
Total	9,604,631	$45.81	8,696,256
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.
2 On October 18, 2012, we publicly announced that our Board of Directors had authorized a plan (the "2012 Plan") for the Company to purchase up to 500 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2012 Plan during the indicated periods (including shares purchased pursuant to the terms of preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act).
3 The maximum number of shares that may yet be purchased as of January 25, 2019 represents the number of shares available for purchase under the 2012 Plan. On February 21, 2019, we publicly announced that our Board of Directors had authorized a new plan (the "2019 Plan") for the Company to purchase up to 150 million shares of our Company's common stock following the completion of the 2012 Plan. The maximum number of shares that may yet be purchased as of February 22, 2019 and March 29, 2019 consists of the shares available for purchase under the 2012 Plan and the shares authorized for purchase under the 2019 Plan.

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

4.5	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 18, 2010.
4.6	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.7	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.8	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.

4.9	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.10	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.11	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.12	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.13	Form of Note for 0.750% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.14	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.15	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.16	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.17	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.18	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.19	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.20	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.21	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.22	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.23	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.24	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.25	Form of Note for 2.200% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.26	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.27	Form of Note for Floating Rate Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.28	Form of Note for 0.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.29	Form of Note for 0.750% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.30	Form of Note for 1.250% Notes due 2031 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
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

10.1	Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019.
10.2	Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019.
10.3	Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019.
10.4	Letter, dated February 14, 2019, from the Company to Lisa Chang.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 29, 2019 and March 30, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2019 and March 30, 2018, (iii) Condensed Consolidated Balance Sheets as of March 29, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2019 and March 30, 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ LARRY M. MARK
Date:	April 25, 2019	Larry M. Mark Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	April 25, 2019	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)