Form 10-Q
period 2019-06-28
COCA COLA CO
filed 2019-07-25
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to
Commission File Number 001-02217
COCA COLA CO
(Exact name of Registrant as specified in its charter)

Delaware		58-0628465
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
One Coca-Cola Plaza
Atlanta	Georgia	30313
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (404) 676-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.25 Par Value	KO	New York Stock Exchange
Floating Rate Notes Due 2019	KO19A	New York Stock Exchange
0.000% Notes Due 2021	KO21B	New York Stock Exchange
Floating Rate Notes Due 2021	KO21C	New York Stock Exchange
1.125% Notes Due 2022	KO22	New York Stock Exchange
0.125% Notes Due 2022	KO22B	New York Stock Exchange
0.75% Notes Due 2023	KO23B	New York Stock Exchange
0.500% Notes Due 2024	KO24	New York Stock Exchange
1.875% Notes Due 2026	KO26	New York Stock Exchange
0.750% Notes Due 2026	KO26C	New York Stock Exchange
1.125% Notes Due 2027	KO27	New York Stock Exchange
1.250% Notes Due 2031	KO31	New York Stock Exchange
1.625% Notes Due 2035	KO35	New York Stock Exchange
1.100% Notes Due 2036	KO36	New York Stock Exchange
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
☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of July 22, 2019
$0.25 Par Value	4,276,027,437

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net Operating Revenues	$9,997	$9,421	$18,691	$17,719
Cost of goods sold	3,921	3,543	7,286	6,619
Gross Profit	6,076	5,878	11,405	11,100
Selling, general and administrative expenses	2,996	2,887	5,763	5,626
Other operating charges	92	225	219	761
Operating Income	2,988	2,766	5,423	4,713
Interest income	142	173	275	339
Interest expense	236	247	481	483
Equity income (loss) — net	329	324	462	465
Other income (loss) — net	(174)	(74)	(405)	(147)
Income Before Income Taxes	3,049	2,942	5,274	4,887
Income taxes	421	611	943	1,156
Consolidated Net Income	2,628	2,331	4,331	3,731
Less: Net income attributable to noncontrolling interests	21	15	46	47
Net Income Attributable to Shareowners of The Coca-Cola Company	$2,607	$2,316	$4,285	$3,684
Basic Net Income Per Share[1]	$0.61	$0.54	$1.00	$0.86
Diluted Net Income Per Share[1]	$0.61	$0.54	$1.00	$0.86
Average Shares Outstanding	4,269	4,255	4,270	4,260
Effect of dilutive securities	36	35	35	38
Average Shares Outstanding Assuming Dilution	4,305	4,290	4,305	4,298

[1]	Calculated based on net income attributable to shareowners of The Coca-Cola Company.

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Consolidated Net Income	$2,628	$2,331	$4,331	$3,731
Other Comprehensive Income:
Net foreign currency translation adjustments	(645)	(2,153)	281	(1,425)
Net gains (losses) on derivatives	(24)	68	(16)	52
Net change in unrealized gains (losses) on available-for-sale debt securities	15	(90)	30	(101)
Net change in pension and other benefit liabilities	37	282	68	316
Total Comprehensive Income	2,011	438	4,694	2,573
Less: Comprehensive income (loss) attributable to noncontrolling interests	60	(142)	57	(51)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$1,951	$580	$4,637	$2,624
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	June 28, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$6,731	$9,077
Short-term investments	2,572	2,025
Total Cash, Cash Equivalents and Short-Term Investments	9,303	11,102
Marketable securities	4,058	5,013
Trade accounts receivable, less allowances of $524 and $501, respectively	4,888	3,685
Inventories	3,453	3,071
Prepaid expenses and other assets	2,658	2,059
Total Current Assets	24,360	24,930
Equity method investments	19,418	19,412
Other investments	894	867
Other assets	5,596	4,148
Deferred income tax assets	2,559	2,674
Property, plant and equipment, less accumulated depreciation of $8,222 and $8,335, respectively	10,254	9,598
Trademarks with indefinite lives	9,313	6,682
Bottlers' franchise rights with indefinite lives	110	51
Goodwill	16,840	14,109
Other intangible assets	652	745
Total Assets	$89,996	$83,216
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$12,819	$9,533
Loans and notes payable	13,030	13,835
Current maturities of long-term debt	2,749	5,003
Accrued income taxes	784	411
Total Current Liabilities	29,382	28,782
Long-term debt	29,296	25,376
Other liabilities	8,336	7,646
Deferred income tax liabilities	2,687	2,354
The Coca-Cola Company Shareowners' Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	16,833	16,520
Reinvested earnings	64,602	63,234
Accumulated other comprehensive income (loss)	(12,981)	(12,814)
Treasury stock, at cost — 2,765 and 2,772 shares, respectively	(52,033)	(51,719)
Equity Attributable to Shareowners of The Coca-Cola Company	18,181	16,981
Equity attributable to noncontrolling interests	2,114	2,077
Total Equity	20,295	19,058
Total Liabilities and Equity	$89,996	$83,216
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	June 28, 2019	June 29, 2018
Operating Activities
Consolidated net income	$4,331	$3,731
Depreciation and amortization	602	553
Stock-based compensation expense	88	121
Deferred income taxes	(163)	24
Equity (income) loss — net of dividends	(254)	(148)
Foreign currency adjustments	37	(119)
Significant (gains) losses — net	247	98
Other operating charges	93	576
Other items	180	43
Net change in operating assets and liabilities	(660)	(2,193)
Net Cash Provided by Operating Activities	4,501	2,686
Investing Activities
Purchases of investments	(2,935)	(4,833)
Proceeds from disposals of investments	3,395	7,621
Acquisitions of businesses, equity method investments and nonmarketable securities	(5,353)	(218)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	265	304
Purchases of property, plant and equipment	(767)	(689)
Proceeds from disposals of property, plant and equipment	43	63
Other investing activities	(10)	6
Net Cash Provided by (Used in) Investing Activities	(5,362)	2,254
Financing Activities
Issuances of debt	14,518	16,280
Payments of debt	(14,278)	(16,666)
Issuances of stock	602	600
Purchases of stock for treasury	(689)	(1,317)
Dividends	(1,709)	(1,662)
Other financing activities	124	(70)
Net Cash Provided by (Used in) Financing Activities	(1,432)	(2,835)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	2	(109)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(2,291)	1,996
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	9,318	6,373
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	7,027	8,369
Less: Restricted cash and restricted cash equivalents at end of period	296	220
Cash and Cash Equivalents at End of Period	$6,731	$8,149
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2019 and the second quarter of 2018 ended on June 28, 2019 and June 29, 2018, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Operating Segments
In January 2019, we established a new operating segment, Global Ventures, which includes the results of Costa Limited ("Costa"), which we acquired in January 2019, and the results of our innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster Beverage Corporation ("Monster"). Additionally, during the three months ended June 28, 2019, the Company updated its plans for Coca-Cola Beverages Africa Proprietary Limited ("CCBA") and now intends to maintain its majority stake in CCBA for the foreseeable future. As a result, the Company now presents the financial results of CCBA within its results from continuing operations and includes the results of CCBA in the Bottling Investments operating segment. Accordingly, all prior period operating segment and Corporate information presented herein has been adjusted to reflect these changes. Refer to Note 2 and Note 17.
As of June 28, 2019, our organizational structure consisted of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Global Ventures; and Bottling Investments. Our operating structure also included Corporate, which consists of two components: (1) a center focused on strategic initiatives, policy and governance, and (2) an enabling services organization focused on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents or restricted cash equivalents, as applicable. Restricted cash and restricted cash equivalents generally consist of amounts held by our captive insurance companies, which are included in the line item other assets on our consolidated balance sheet, and amounts classified in assets held for sale. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our concentrations of credit risk.
The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in the condensed consolidated statements of cash flows (in millions):

	June 28, 2019	December 31, 2018
Cash and cash equivalents	$6,731	$9,077
Cash and cash equivalents included in assets held for sale	—	—
Cash and cash equivalents included in other assets[1]	296	241
Cash, cash equivalents, restricted cash and restricted cash equivalents	$7,027	$9,318
	June 29, 2018	December 31, 2017
Cash and cash equivalents	$8,149	$6,102
Cash and cash equivalents included in assets held for sale	—	13
Cash and cash equivalents included in other assets[1]	220	258
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,369	$6,373
1 Amounts represent cash and cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
Recently Issued Accounting Guidance
Recently Adopted Accounting Guidance
ASC 842 requires lessees to recognize operating lease ROU assets, representing their right to use the underlying asset for the lease term, and operating lease liabilities on the balance sheet for all leases with lease terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. We adopted ASC 842 using the modified retrospective method and utilized the optional transition method under which we continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative period presented. In addition, we elected the package of practical expedients permitted under the transition guidance which permits us to carry forward the historical lease classification, among other things. As a result of the adoption, our operating lease ROU assets and operating lease liabilities were $1,330 million and $1,353 million, respectively, as of June 28, 2019, which include preliminary amounts recorded resulting from the acquisition of Costa in January 2019. The adoption of this standard did not impact our consolidated statement of income or our consolidated statement of cash flows. Refer to Note 8 for further discussion.

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Targeted Improvements to Accounting for Hedging Activities, which eliminates the requirement to separately measure and report hedge ineffectiveness and requires companies to recognize all elements of hedge accounting that impact earnings in the same line item in the statement of income where the hedged item resides. The amendments in this update include new alternatives for measuring the hedged item for fair value hedges of interest rate risk and ease the requirements for effectiveness testing, hedge documentation and applying the critical terms match method. We adopted ASU 2017-12 effective January 1, 2019 using the modified retrospective method. We recognized a cumulative effect adjustment to decrease the opening balance of reinvested earnings as of January 1, 2019 by $12 million, net of tax. Refer to Note 6 for additional disclosures required by this ASU.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") on items within accumulated other comprehensive income (loss) ("AOCI") to reinvested earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." The amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income is not affected by this update. We adopted ASU 2018-02 effective January 1, 2019. We recognized a cumulative effect adjustment to increase the opening balance of reinvested earnings as of January 1, 2019 by $513 million.
Accounting Guidance Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and is required to be applied prospectively. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the six months ended June 28, 2019, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,353 million, which primarily related to the acquisition of Costa and the remaining equity ownership interest in C.H.I. Limited ("CHI"), a Nigerian producer of value-added dairy and juice beverages and iced tea.
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
Costa Limited
In January 2019, the Company acquired Costa in exchange for $4.9 billion of cash, net of cash acquired. Costa is a coffee company with retail outlets in over 30 countries, the Costa Express vending system and a state-of-the-art roastery. We believe this acquisition will allow us to increase our presence in the hot beverage market as Costa has a scalable platform across multiple formats and channels, including opportunities to introduce ready-to-drink products. As of June 28, 2019, $2.4 billion of the purchase price was preliminarily allocated to the Costa trademark and $2.5 billion was preliminarily allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion as well as our ability to market and distribute Costa in ready-to-drink form throughout our bottling system. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been assigned to the Global Ventures operating segment. The preliminary allocation of the purchase price is subject to refinement when valuations are finalized. As of June 28, 2019, the valuations that have not been finalized primarily relate to operating lease ROU assets and operating lease liabilities and certain fixed assets. The final purchase price allocation will be completed as soon as possible, but no later than the first quarter of 2020.
C.H.I. Limited
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

Divestitures
During the six months ended June 28, 2019, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $265 million, which primarily related to the sale of a portion of our equity method investment in Embotelladora Andina S.A. ("Andina"). We recognized a gain of $39 million as a result of the sale, which was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. We continue to account for our remaining interest in Andina as an equity method investment as a result of our representation on Andina's Board of Directors and other governance rights.
During the six months ended June 29, 2018, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $304 million, which primarily related to the proceeds from the refranchising of our Latin American bottling operations.
Refranchising of Latin American Bottling Operations
During the three and six months ended June 29, 2018, the Company sold its bottling operations in Latin America to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee. We received net cash proceeds of $277 million as a result of these sales and recognized a net gain of $36 million, which was included in the line item other income (loss) — net in our condensed consolidated statement of income.
North America Refranchising — United States
In conjunction with implementing a new beverage partnership model in North America, in 2018 the Company completed the refranchising of all of our bottling territories in the United States that were previously managed by Coca-Cola Refreshments
("CCR") to certain of our unconsolidated bottling partners. We recognized net charges of $102 million during the three months ended June 29, 2018 and net charges of $4 million and $104 million during the six months ended June 28, 2019 and June 29, 2018, respectively. These net charges were included in the line item other income (loss) — net in our condensed consolidated statements of income and were primarily related to post-closing adjustments as contemplated by the related agreements.
During the three months ended June 29, 2018, the Company recorded charges of $2 million primarily related to payments made to certain of our unconsolidated bottling partners in order to convert the bottling agreements for their legacy territories and any previously refranchised territories to a single form of comprehensive beverage agreement ("CBA") with additional requirements. During the six months ended June 28, 2019 and June 29, 2018, the Company recorded charges of $4 million and $21 million, respectively, related to such payments. The additional requirements generally include a binding national governance model, mandatory incidence pricing and additional core performance requirements, among other things. As a result of these conversions, the legacy territories and any previously refranchised territories for each of the related bottling partners will be governed under similar CBAs, which will provide consistency across each such bottler's respective territory, as well as consistency with other U.S. bottlers that have been granted or converted to this form of CBA. The charges related to these payments were included in the line item other income (loss) — net in our condensed consolidated statements of income.
Refer to Note 17 for the impact these items had on our operating segments and Corporate.
Coca-Cola Beverages Africa Proprietary Limited
Due to the Company's original intent to refranchise CCBA, CCBA was accounted for as held for sale and a discontinued operation from October 2017, when the Company became the controlling shareowner of CCBA, through the first quarter of 2019. While the Company had discussions with a number of potential partners throughout the period CCBA was held for sale, during the second quarter of 2019, the Company updated its plans for CCBA and now intends to maintain its controlling stake in CCBA for the foreseeable future. As a result, CCBA no longer qualifies as held for sale or as a discontinued operation, and CCBA's financial results are now presented within the Company's continuing operations. The financial results for prior periods have also been retrospectively reclassified herein. As of the date we changed our plans, the Company was required to measure CCBA's property, plant and equipment and definite-lived intangible assets at the lower of their current fair values or their carrying amounts before they were classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been classified as held and used during the period that CCBA was classified as held for sale. As a result, the Company reallocated the allowance for reduction of assets held for sale balance that was originally recorded during the third quarter of 2018 to reduce the carrying value of CCBA's property, plant and equipment by $225 million and CCBA's definite-lived intangible assets by $329 million based on the relative amount of depreciation and amortization that would have been recognized during the periods they were held for sale. We also recorded a $160 million adjustment to reduce the carrying value of CCBA's property, plant and equipment and definite-lived intangible assets by an additional $34 million and $126 million, respectively, during the three and six months ended June 28, 2019. These additional adjustments were included in the line item other income (loss) — net in our condensed consolidated statements of income.

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
We adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") effective January 1, 2018 using the modified retrospective method. We have applied this standard to all contracts at the effective date and contracts entered into thereafter. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell concentrates or finished products to our bottling partners, wholesalers, distributors or retailers. Control of the concentrates or finished products is transferred upon shipment to, or receipt at, our customers' locations, as determined by the specific terms of the contract. Once control is transferred to the customer and we have completed our performance obligation, revenue is recognized. Our sales terms generally do not allow for a right of return except for matters related to any manufacturing defects on our part. After completion of our performance obligation, we have an unconditional right to consideration as outlined in the contract. Our receivables will generally be collected in less than six months, in accordance with the underlying payment terms. All of our performance obligations under the terms of contracts with our customers have an original duration of one year or less.
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we work with our bottling partners to develop and implement an incidence-based concentrate pricing model. Under this model, the price we charge bottlers for concentrate they use to prepare and package finished products is impacted by a number of factors, including, but not limited to, the prices charged by the bottlers for such finished products, the channels in which they are sold and package mix. The amounts associated with the arrangements described above are defined as variable consideration under ASC 606 and an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5)

discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates. The change in the amount of variable consideration recognized during the three and six months ended June 28, 2019 related to performance obligations satisfied in prior periods was immaterial.
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended June 28, 2019
Concentrate operations	$1,415	$4,163	$5,578
Finished product operations	1,688	2,731	4,419
Total	$3,103	$6,894	$9,997
Three Months Ended June 29, 2018
Concentrate operations	$1,250	$4,300	$5,550
Finished product operations	1,786	2,085	3,871
Total	$3,036	$6,385	$9,421

	United States	International	Total
Six Months Ended June 28, 2019
Concentrate operations	$2,600	$7,756	$10,356
Finished product operations	3,148	5,187	8,335
Total	$5,748	$12,943	$18,691
Six Months Ended June 29, 2018
Concentrate operations	$2,361	$7,935	$10,296
Finished product operations	3,257	4,166	7,423
Total	$5,618	$12,101	$17,719

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
Equity Securities
The carrying values of our equity securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
June 28, 2019
Marketable securities	$308	$—
Other investments	811	83
Other assets	969	—
Total equity securities	$2,088	$83
December 31, 2018
Marketable securities	$278	$—
Other investments	787	80
Other assets	869	—
Total equity securities	$1,934	$80

The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	June 28, 2019	June 29, 2018
Net gains (losses) recognized during the period related to equity securities	$(13)	$38
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	1	(1)
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$(14)	$39

	Six Months Ended
	June 28, 2019	June 29, 2018
Net gains (losses) recognized during the period related to equity securities	$134	$(41)
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	13	4
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$121	$(45)

Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
June 28, 2019
Trading securities	$43	$1	$—	$44
Available-for-sale securities	3,879	131	(5)	4,005
Total debt securities	$3,922	$132	$(5)	$4,049
December 31, 2018
Trading securities	$45	$—	$(1)	$44
Available-for-sale securities	4,901	119	(27)	4,993
Total debt securities	$4,946	$119	$(28)	$5,037

The fair values of our debt securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	June 28, 2019		December 31, 2018
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Cash and cash equivalents	$—	$7	$—	$—
Marketable securities	44	3,706	44	4,691
Other assets	—	292	—	302
Total debt securities	$44	$4,005	$44	$4,993

The contractual maturities of these available-for-sale debt securities as of June 28, 2019 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$851	$850
After 1 year through 5 years	2,740	2,848
After 5 years through 10 years	72	84
After 10 years	216	223
Total	$3,879	$4,005

The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Gross gains	$23	$8	$28	$8
Gross losses	(1)	(8)	(4)	(13)
Proceeds	1,068	3,236	1,790	6,323

Captive Insurance Companies
In accordance with local insurance regulations, our captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of its consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. This captive's solvency capital funds included equity and debt securities of $1,133 million as of June 28, 2019 and $1,056 million as of December 31, 2018, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations.
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

	June 28, 2019	December 31, 2018
Raw materials and packaging	$2,201	$2,025
Finished goods	906	773
Other	346	273
Total inventories	$3,453	$3,071

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
The Company uses various types of derivative instruments including, but not limited to, forward contracts, commodity futures contracts, option contracts, collars and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date and at a predetermined rate or price. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency or commodity at a predetermined rate or price during a period or at a time in the future. A collar is a strategy that uses a combination of options to limit the range of possible positive or negative returns on an underlying asset or liability to a specific range, or to protect expected future cash flows. To do this, an investor simultaneously buys a put option and sells (writes) a call option, or alternatively buys a call option and sells (writes) a put option. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative financial instruments for trading purposes. The Company may also designate certain non-derivative instruments, such as our foreign currency denominated debt, in hedging relationships.
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	June 28, 2019	December 31, 2018
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$31	$43
Foreign currency contracts	Other assets	97	114
Interest rate contracts	Other assets	500	88
Total assets		$628	$245
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$30	$19
Foreign currency contracts	Other liabilities	37	15
Commodity contracts	Accounts payable and accrued expenses	—	1
Interest rate contracts	Accounts payable and accrued expenses	17	—
Interest rate contracts	Other liabilities	11	40
Total liabilities		$95	$75
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
2 Refer to Note 16 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	June 28, 2019	December 31, 2018
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$24	$61
Commodity contracts	Prepaid expenses and other assets	11	2
Commodity contracts	Other assets	1	—
Other derivative instruments	Prepaid expenses and other assets	18	7
Other derivative instruments	Other assets	1	—
Total assets		$55	$70
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$86	$101
Foreign currency contracts	Other liabilities	1	—
Commodity contracts	Accounts payable and accrued expenses	41	38
Commodity contracts	Other liabilities	5	8
Other derivative instruments	Accounts payable and accrued expenses	—	13
Total liabilities		$133	$160
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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our condensed consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The maximum length of time for which the Company hedges its exposure to future cash flows is typically 3 years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualify for the Company's foreign currency cash flow hedging program were $5,560 million and $3,175 million as of June 28, 2019 and December 31, 2018, respectively.

The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of these foreign currency denominated assets and liabilities due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that have been designated as cash flow hedges for the Company's foreign currency denominated assets and liabilities were $3,028 million as of June 28, 2019 and December 31, 2018.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $4 million and $9 million as of June 28, 2019 and December 31, 2018, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program was $500 million as of June 28, 2019. During the six months ended June 29, 2018, we discontinued a cash flow hedge relationship related to these swaps. We reclassified a loss of $8 million into earnings as a result of the discontinuance. As of December 31, 2018, we did not have any interest rate swaps designated as a cash flow hedge.
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income ("OCI"), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)[2]	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)[2]
Three Months Ended June 28, 2019
Foreign currency contracts	$(25)	Net operating revenues	$1	$—
Foreign currency contracts	(3)	Cost of goods sold	3	—
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	(31)	Other income (loss) — net	(43)	—
Interest rate contracts	(17)	Interest expense	(10)	—
Total	$(76)		$(51)	$—
Three Months Ended June 29, 2018
Foreign currency contracts	$65	Net operating revenues	$39	$1
Foreign currency contracts	14	Cost of goods sold	2	—	[3]
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	(79)	Other income (loss) — net	(87)	(3)
Interest rate contracts	—	Interest expense	(10)	—
Total	$—		$(58)	$(2)

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
3 Includes a de minimis amount of ineffectiveness in the hedging relationship.

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)[2]	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)[2]
Six Months Ended June 28, 2019
Foreign currency contracts	$(27)	Net operating revenues	$7	$—
Foreign currency contracts	(2)	Cost of goods sold	7	—
Foreign currency contracts	—	Interest expense	(4)	—
Foreign currency contracts	(53)	Other income (loss) — net	(93)	—
Interest rate contracts	(17)	Interest expense	(20)	—
Total	$(99)		$(103)	$—
Six Months Ended June 29, 2018
Foreign currency contracts	$8	Net operating revenues	$54	$1
Foreign currency contracts	10	Cost of goods sold	1	(3)
Foreign currency contracts	—	Interest expense	(4)	—
Foreign currency contracts	26	Other income (loss) — net	(20)	2
Interest rate contracts	22	Interest expense	(20)	(8)
Commodity contracts	—	Cost of goods sold	—	(5)
Total	$66		$11	$(13)

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

As of June 28, 2019, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $36 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives related to our fair value hedges of this type were $12,696 million and $8,023 million as of June 28, 2019 and December 31, 2018, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. As of June 28, 2019 and December 31, 2018, we did not have any fair value hedges of this type.

The following tables summarize the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		June 28, 2019	June 29, 2018
Interest rate contracts	Interest expense	$229	$(3)
Fixed-rate debt	Interest expense	(227)	(5)
Net impact to interest expense		$2	$(8)
Net impact of fair value hedging instruments		$2	$(8)

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended
		June 28, 2019	June 29, 2018
Interest rate contracts	Interest expense	$441	$(19)
Fixed-rate debt	Interest expense	(437)	9
Net impact to interest expense		$4	$(10)
Foreign currency contracts	Other income (loss) — net	$—	$(6)
Available-for-sale securities	Other income (loss) — net	—	6
Net impact to other income (loss) — net		$—	$—
Net impact of fair value hedging instruments		$4	$(10)

The following table summarizes the amounts recorded in the condensed consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

	Carrying Value of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Value of the Hedged Item[1]
	June 28, 2019	December 31, 2018	June 28, 2019	December 31, 2018
Long-term debt	$13,310	$8,043	$526	$62
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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Six Months Ended
	June 28, 2019	December 31, 2018	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Foreign currency contracts	$—	$—	$7	$—	$29	$—
Foreign currency denominated debt	12,510	12,494	(163)	705	(32)	294
Total	$12,510	$12,494	$(156)	$705	$(3)	$294

The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three and six months ended June 28, 2019 and June 29, 2018. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended June 28, 2019 and June 29, 2018. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our condensed consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $6,188 million and $10,939 million as of June 28, 2019 and December 31, 2018, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our condensed consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $718 million and $373 million as of June 28, 2019 and December 31, 2018, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		June 28, 2019	June 29, 2018
Foreign currency contracts	Net operating revenues	$(2)	$33
Foreign currency contracts	Cost of goods sold	4	1
Foreign currency contracts	Other income (loss) — net	(46)	(73)
Interest rate contracts	Interest expense	—	1
Commodity contracts	Cost of goods sold	(18)	(2)
Other derivative instruments	Selling, general and administrative expenses	11	(1)
Other derivative instruments	Other income (loss) — net	—	1
Total		$(51)	$(40)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended
		June 28, 2019	June 29, 2018
Foreign currency contracts	Net operating revenues	$(13)	$26
Foreign currency contracts	Cost of goods sold	2	(6)
Foreign currency contracts	Other income (loss) — net	(25)	(116)
Interest rate contracts	Interest expense	—	(1)
Commodity contracts	Cost of goods sold	2	12
Other derivative instruments	Selling, general and administrative expenses	28	(7)
Other derivative instruments	Other income (loss) — net	34	—
Total		$28	$(92)

NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the six months ended June 28, 2019, the Company issued euro-denominated debt totaling €3,500 million. The carrying value of this debt as of June 28, 2019 was $3,956 million. The general terms of the notes issued are as follows:

•	€750 million total principal amount of notes due 2021, at a variable interest rate equal to the three month Euro Interbank Offered Rate ("EURIBOR") plus 0.20 percent;

•	€1,000 million total principal amount of notes due 2022, at a fixed interest rate of 0.125 percent;

•	€1,000 million total principal amount of notes due 2026, at a fixed interest rate of 0.75 percent; and

•	€750 million total principal amount of notes due 2031, at a fixed interest rate of 1.25 percent.
During the six months ended June 28, 2019, the Company retired upon maturity $1,000 million total principal amount of notes due May 30, 2019, at a fixed interest rate of 1.375 percent and €1,500 million total principal amount of notes due March 8, 2019, at a variable interest rate equal to the three month EURIBOR plus 0.25 percent.
NOTE 8: LEASES
We have operating leases primarily for real estate, vehicles, and manufacturing and other equipment.
Balance sheet information related to operating leases is as follows (in millions):

June 28, 2019
Operating lease ROU assets[1]	$1,330
Current portion of operating lease liabilities[2]	$282
Noncurrent portion of operating lease liabilities[3]	1,071
Total operating lease liabilities	$1,353
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
We had operating lease costs of $85 million and $158 million for the three and six months ended June 28, 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $172 million during the six months ended June 28, 2019. Operating lease ROU assets obtained in exchange for operating lease obligations were $93 million during the six months ended June 28, 2019.
Information associated with the measurement of our remaining operating lease obligations as of June 28, 2019 is as follows:

Weighted-average remaining lease term	7 years
Weighted-average discount rate	3%

The following table summarizes the maturity of our operating lease liabilities as of June 28, 2019 (in millions):

2019	$144
2020	261
2021	223
2022	189
2023	156
Thereafter	465
Total operating lease payments	1,438
Less: Imputed interest	85
Total operating lease liabilities	$1,353

Our leases have remaining lease terms of 1 year to 20 years, inclusive of renewal or termination options that we are reasonably certain to exercise.
NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
As of June 28, 2019, we were contingently liable for guarantees of indebtedness owed by third parties of $634 million, of which $252 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provided prospective penalty protection conditioned on the Company's continued adherence to the prescribed methodology absent a change in material facts or circumstances or relevant federal tax law. Although the IRS subsequently asserted, without explanation, that material facts and circumstances and relevant federal tax law had changed, it has not asserted penalties. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
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
The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018. The Company and the IRS filed and exchanged final post-trial briefs in April 2019. It is not known how much time will elapse thereafter prior to the issuance of the court's decision. In the interim, or subsequent to the court's decision, the IRS may propose similar adjustments for years subsequent to the 2007-2009 litigation period. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice ultimately could be sustained. In that event, the Company will be subject to significant additional liabilities for the years at issue and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations and cash flows.
The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and other examinations for all open years to determine the adequacy of its tax reserves. Any such adjustments related to years prior to 2018, either in the litigation period or later, may have an impact on the transition tax payable as part of the Tax Reform Act.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $324 million and $362 million as of June 28, 2019 and December 31, 2018, respectively.
NOTE 10: OTHER COMPREHENSIVE INCOME
AOCI attributable to shareowners of The Coca-Cola Company is separately presented in our condensed consolidated balance sheet as a component of The Coca-Cola Company's shareowners' equity, which also includes our proportionate share of equity method investees' AOCI. OCI attributable to noncontrolling interests is allocated to, and included in, our condensed consolidated balance sheet as part of the line item equity attributable to noncontrolling interests.

AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	June 28, 2019	December 31, 2018
Foreign currency translation adjustments[1]	$(10,984)	$(11,045)
Accumulated derivative net gains (losses)[1,2]	(171)	(126)
Unrealized net gains (losses) on available-for-sale debt securities[1]	87	50
Adjustments to pension and other benefit liabilities[1]	(1,913)	(1,693)
Accumulated other comprehensive income (loss)	$(12,981)	$(12,814)

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
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended June 28, 2019
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$4,285	$46	$4,331
Other comprehensive income:
Net foreign currency translation adjustments	270	11	281
Net gains (losses) on derivatives[1]	(16)	—	(16)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	30	—	30
Net change in pension and other benefit liabilities[3]	68	—	68
Total comprehensive income	$4,637	$57	$4,694
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended June 28, 2019	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(882)	$2	$(880)
Gains (losses) on intra-entity transactions that are of a long-term investment nature	323	—	323
Gains (losses) on net investment hedges arising during the period[1]	(156)	29	(127)
Net foreign currency translation adjustments	$(715)	$31	$(684)
Derivatives:
Gains (losses) arising during the period	$(81)	$19	$(62)
Reclassification adjustments recognized in net income	51	(13)	38
Net gains (losses) on derivatives[1]	$(30)	$6	$(24)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$35	$(3)	$32
Reclassification adjustments recognized in net income	(22)	5	(17)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$13	$2	$15
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$8	$1	$9
Reclassification adjustments recognized in net income	37	(9)	28
Net change in pension and other benefit liabilities[3]	$45	$(8)	$37
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(687)	$31	$(656)

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

[3]	Refer to Note 14 for additional information related to the Company's pension and other postretirement benefit liabilities.

Six Months Ended June 28, 2019	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$115	$(71)	$44
Reclassification adjustments recognized in net income	192	—	192
Gains (losses) on intra-entity transactions that are of a long-term investment nature	36	—	36
Gains (losses) on net investment hedges arising during the period[1]	(3)	1	(2)
Net foreign currency translation adjustments	$340	$(70)	$270
Derivatives:
Gains (losses) arising during the period	$(117)	$23	$(94)
Reclassification adjustments recognized in net income	104	(26)	78
Net gains (losses) on derivatives[1]	$(13)	$(3)	$(16)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$59	$(10)	$49
Reclassification adjustments recognized in net income	(24)	5	(19)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$35	$(5)	$30
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$7	$5	$12
Reclassification adjustments recognized in net income	74	(18)	56
Net change in pension and other benefit liabilities[3]	$81	$(13)	$68
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$443	$(91)	$352

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

[3]	Refer to Note 14 for additional information related to the Company's pension and other postretirement benefit liabilities.

Three Months Ended June 29, 2018	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,152)	$(17)	$(1,169)
Reclassification adjustments recognized in net income	42	—	42
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,372)	—	(1,372)
Gains (losses) on net investment hedges arising during the period[1]	705	(202)	503
Net foreign currency translation adjustments	$(1,777)	$(219)	$(1,996)
Derivatives:
Gains (losses) arising during the period	$(1)	$24	$23
Reclassification adjustments recognized in net income	60	(15)	45
Net gains (losses) on derivatives[1]	$59	$9	$68
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(113)	$23	$(90)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(113)	$23	$(90)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$261	$(61)	$200
Reclassification adjustments recognized in net income	111	(29)	82
Net change in pension and other benefit liabilities[3]	$372	$(90)	$282
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,459)	$(277)	$(1,736)

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

[3]	Refer to Note 14 for additional information related to the Company's pension and other postretirement benefit liabilities.

Six Months Ended June 29, 2018	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(985)	$(85)	$(1,070)
Reclassification adjustments recognized in net income	98	—	98
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(576)	—	(576)
Gains (losses) on net investment hedges arising during the period[1]	294	(73)	221
Net foreign currency translation adjustments	$(1,169)	$(158)	$(1,327)
Derivatives:
Gains (losses) arising during the period	$65	$(14)	$51
Reclassification adjustments recognized in net income	2	(1)	1
Net gains (losses) on derivatives[1]	$67	$(15)	$52
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(126)	$21	$(105)
Reclassification adjustments recognized in net income	5	(1)	4
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(121)	$20	$(101)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$271	$(62)	$209
Reclassification adjustments recognized in net income	144	(37)	107
Net change in pension and other benefit liabilities[3]	$415	$(99)	$316
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(808)	$(252)	$(1,060)

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

[3]	Refer to Note 14 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended June 28, 2019	Six Months Ended June 28, 2019
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$—	$192
	Income before income taxes	—	192
	Consolidated net income	$—	$192
Derivatives:
Foreign currency contracts	Net operating revenues	$(1)	$(7)
Foreign currency contracts	Cost of goods sold	(3)	(7)
Foreign currency contracts	Other income (loss) — net	43	93
Divestitures, deconsolidations and other	Other income (loss) — net	—	1
Foreign currency and interest rate contracts	Interest expense	12	24
	Income before income taxes	51	104
	Income taxes	(13)	(26)
	Consolidated net income	$38	$78
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$(22)	$(24)
	Income before income taxes	(22)	(24)
	Income taxes	5	5
	Consolidated net income	$(17)	$(19)
Pension and other benefit liabilities:
Recognized net actuarial loss	Other income (loss) — net	$38	$77
Recognized prior service cost (credit)	Other income (loss) — net	(1)	(3)
	Income before income taxes	37	74
	Income taxes	(9)	(18)
	Consolidated net income	$28	$56

[1]	Primarily related to our previously held equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 2.

NOTE 11: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended June 28, 2019	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
March 29, 2019	4,268	$19,804	$63,704	$(12,325)	$1,760	$16,577	$(51,981)	$2,069
Comprehensive income (loss)	—	2,011	2,607	(656)	—	—	—	60
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.40 per share)	—	(1,709)	(1,709)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(15)	—	—	—	—	—	(15)
Purchases of treasury stock	(5)	(237)	—	—	—	—	(237)	—
Impact related to stock-based compensation plans	12	441	—	—	—	256	185	—
June 28, 2019	4,275	$20,295	$64,602	$(12,981)	$1,760	$16,833	$(52,033)	$2,114

			Shareowners of The Coca-Cola Company
Six Months Ended June 28, 2019	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2018	4,268	$19,058	$63,234	$(12,814)	$1,760	$16,520	$(51,719)	$2,077
Adoption of accounting standards[1]	—	(18)	501	(519)	—	—	—	—
Comprehensive income (loss)	—	4,694	4,285	352	—	—	—	57
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.80 per share)	—	(3,418)	(3,418)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(20)	—	—	—	—	—	(20)
Purchases of treasury stock	(14)	(635)	—	—	—	—	(635)	—
Impact related to stock-based compensation plans	21	634	—	—	—	313	321	—
June 28, 2019	4,275	$20,295	$64,602	$(12,981)	$1,760	$16,833	$(52,033)	$2,114
1 Refer to Note 1 and Note 6.

			Shareowners of The Coca-Cola Company
Three Months Ended June 29, 2018	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
March 30, 2018	4,259	$21,617	$63,150	$(10,038)	$1,760	$16,006	$(51,268)	$2,007
Comprehensive income (loss)	—	438	2,316	(1,736)	—	—	—	(142)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.39 per share)	—	(1,658)	(1,658)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(13)	—	—	—	—	—	(13)
Purchases of treasury stock	(9)	(388)	—	—	—	—	(388)	—
Impact related to stock-based compensation plans	3	179	—	—	—	111	68	—
Other activities	—	1	—	—	—	—	—	1
June 29, 2018	4,253	$20,176	$63,808	$(11,774)	$1,760	$16,117	$(51,588)	$1,853

			Shareowners of The Coca-Cola Company
Six Months Ended June 29, 2018	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2017	4,259	$18,977	$60,430	$(10,305)	$1,760	$15,864	$(50,677)	$1,905
Adoption of accounting standards[1]	—	2,605	3,014	(409)	—	—	—	—
Comprehensive income (loss)	—	2,573	3,684	(1,060)	—	—	—	(51)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.78 per share)	—	(3,320)	(3,320)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(13)	—	—	—	—	—	(13)
Business combinations	—	13	—	—	—	—	—	13
Purchases of treasury stock	(27)	(1,210)	—	—	—	—	(1,210)	—
Impact related to stock-based compensation plans	21	552	—	—	—	253	299	—
Other activities	—	(1)	—	—	—	—	—	(1)
June 29, 2018	4,253	$20,176	$63,808	$(11,774)	$1,760	$16,117	$(51,588)	$1,853
1 Refer to Note 1, Note 3 and Note 4.

NOTE 12: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended June 28, 2019, the Company recorded other operating charges of $92 million. These charges primarily consisted of $55 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $29 million for costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Refer to Note 13 for additional information on the Company's productivity and reinvestment program. Refer to Note 17 for the impact these charges had on our operating segments and Corporate.
During the six months ended June 28, 2019, the Company recorded other operating charges of $219 million. These charges primarily consisted of $123 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $46 million of transaction costs associated with the purchase of Costa, which we acquired in January 2019, and $40 million for costs incurred to refranchise certain of our North America bottling operations. Other operating charges also included $2 million related to tax litigation expense. Refer to Note 2 for additional information on the acquisition of Costa. Refer to Note 9 for additional information related to the tax litigation. Refer to Note 13 for additional information on the Company's productivity and reinvestment program. Refer to Note 17 for the impact these charges had on our operating segments and Corporate.
During the three months ended June 29, 2018, the Company recorded other operating charges of $225 million. These charges primarily consisted of $111 million related to the Company's productivity and reinvestment program and $60 million of CCR asset impairments. In addition, other operating charges included $34 million related to costs incurred to refranchise certain of our North America bottling operations. Other operating charges also included $22 million related to tax litigation expense. Refer to Note 9 for additional information related to the tax litigation. Refer to Note 13 for additional information on the Company's productivity and reinvestment program. Refer to Note 16 for information on how the Company determined the asset impairment charges. Refer to Note 17 for the impact these charges had on our operating segments and Corporate.
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
Other Nonoperating Items
Equity Income (Loss) — Net
During the three and six months ended June 28, 2019, the Company recorded net charges of $26 million and $68 million, respectively. During the three and six months ended June 29, 2018, the Company recorded net charges of $33 million and $84 million, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17 for the impact these items had on our operating segments and Corporate.

Other Income (Loss) — Net
During the three months ended June 28, 2019, the Company recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million. The Company also recorded an other-than-temporary impairment charge of $49 million related to one of our equity method investees in Latin America and a net gain of $10 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 2 for additional information on the CCBA asset adjustment. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 16 for information on how the Company determined the adjustment to CCBA's assets and impairment charge. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
During the six months ended June 28, 2019, the Company recognized other-than-temporary impairment charges of $286 million related to Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"), an equity method investee, $57 million related to one of our equity method investees in North America, and $49 million related to one of our other equity method investees. The Company also recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million and recognized a $121 million loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. Additionally, the Company recognized net charges of $4 million due to the refranchising of certain bottling territories in North America and charges of $4 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a net gain of $159 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a gain of $39 million related to the sale of a portion of our equity ownership interest in Andina. Refer to Note 2 for additional information on the CCBA asset adjustment, refranchising activities, the North America conversion payments, the acquisition of the remaining equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 16 for information on how the Company determined the adjustment to CCBA's assets and impairment charges and the loss recognized in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
During the three months ended June 29, 2018, the Company recorded a net loss of $86 million related to pension settlements and net charges of $102 million due to the refranchising of certain bottling territories in North America. The Company also recorded an other-than-temporary impairment charge of $52 million related to one of our equity method investees. These charges were partially offset by a net gain of $36 million related to the refranchising of our Latin American bottling operations, and a net gain of $36 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 2 for additional information on refranchising activities. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 17 for the impact these items had on our operating segments.
During the six months ended June 29, 2018, the Company recorded charges of $86 million related to pension settlements and net charges of $104 million due to the refranchising of certain bottling territories in North America. The Company also recorded an other-than-temporary impairment charge of $52 million related to one of our equity method investees and a net loss of $49 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Additionally, the Company recognized a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations, and charges of $21 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a net gain of $36 million related to the refranchising of our Latin American bottling operations. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 2 for additional information on refranchising activities and North America conversion payments. Refer to Note 17 for the impact these items had on our operating segments.

NOTE 13: PRODUCTIVITY AND REINVESTMENT PROGRAM
In February 2012, the Company announced a productivity and reinvestment program designed to further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and the integration of Coca‑Cola Enterprises Inc.'s former North America business.
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
The Company has incurred total pretax expenses of $3,689 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 17 for the impact these charges had on our operating segments and Corporate. Outside services reported in the tables below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the tables below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended June 28, 2019 (in millions):

	Accrued Balance March 29, 2019	Costs Incurred Three Months Ended June 28, 2019	Payments	Noncash and Exchange	Accrued Balance June 28, 2019
Severance pay and benefits	$51	$1	$(3)	$—	$49
Outside services	13	23	(28)	—	8
Other direct costs	10	31	(28)	(5)	8
Total	$74	$55	$(59)	$(5)	$65

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the six months ended June 28, 2019 (in millions):

	Accrued Balance December 31, 2018	Costs Incurred Six Months Ended June 28, 2019	Payments	Noncash and Exchange	Accrued Balance June 28, 2019
Severance pay and benefits	$76	$12	$(40)	$1	$49
Outside services	10	50	(52)	—	8
Other direct costs	4	61	(40)	(17)	8
Total	$90	$123	$(132)	$(16)	$65

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost (income) for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Service cost	$26	$31	$3	$2
Interest cost	73	73	6	6
Expected return on plan assets[1]	(138)	(162)	(4)	(4)
Amortization of prior service cost (credit)	(1)	2	—	(3)
Amortization of net actuarial loss	38	29	—	1
Net periodic benefit cost (income)	(2)	(27)	5	2
Settlement charges[2]	—	86	—	—
Total cost (income) recognized in condensed consolidated statements of income	$(2)	$59	$5	$2
1 The weighted-average expected long-term rates of return on plan assets used in computing 2019 net periodic benefit cost (income) are
7.7 percent for pension benefit plans and 4.6 percent for other benefit plans.
2 The settlement charges in 2018 were related to North America refranchising and the Company's productivity and reinvestment program.

	Pension Benefits		Other Benefits
	Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Service cost	$52	$63	$5	$5
Interest cost	145	146	13	12
Expected return on plan assets[1]	(276)	(330)	(7)	(7)
Amortization of prior service cost (credit)	(2)	4	(1)	(7)
Amortization of net actuarial loss	76	63	1	2
Net periodic benefit cost (income)	(5)	(54)	11	5
Settlement charges[2]	—	86	—	—
Total cost (income) recognized in condensed consolidated statements of income	$(5)	$32	$11	$5
1 The weighted-average expected long-term rates of return on plan assets used in computing 2019 net periodic benefit cost (income) are
7.7 percent for pension benefit plans and 4.6 percent for other benefit plans.
2 The settlement charges in 2018 were related to North America refranchising and the Company's productivity and reinvestment program.
All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our condensed consolidated statements of income. During the six months ended June 28, 2019, the Company contributed $22 million to our pension trusts, and we anticipate making additional contributions of approximately $4 million during the remainder of 2019. The Company contributed $34 million to our pension trusts during the six months ended June 29, 2018.
NOTE 15: INCOME TAXES
The Company recorded income taxes of $421 million (13.8 percent effective tax rate) and $611 million (20.7 percent effective tax rate) during the three months ended June 28, 2019 and June 29, 2018, respectively. The Company recorded income taxes of $943 million (17.9 percent effective tax rate) and $1,156 million (23.6 percent effective tax rate) during the six months ended June 28, 2019 and June 29, 2018, respectively.
The Company's effective tax rates for the three and six months ended June 28, 2019 and June 29, 2018 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method of accounting, both of which are generally taxed at rates lower than the statutory U.S. rate.
The Company's effective tax rates for the three and six months ended June 28, 2019 included $199 million of tax benefit recorded as result of CCBA no longer qualifying as a discontinued operation.

The Company's effective tax rates for the three and six months ended June 29, 2018 included $42 million of tax benefit and $134 million of tax expense, respectively, to adjust our provisional tax estimate recorded as of December 31, 2017, related to the Tax Reform Act signed into law on December 22, 2017.
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

The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

June 28, 2019	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,810	$208	$10	$60	$—		$2,088
Debt securities[1]	—	4,030	19	—	—		4,049
Derivatives[2]	16	667	—	—	(446)	[5]	237	[6]
Total assets	$1,826	$4,905	$29	$60	$(446)		$6,374
Liabilities:
Derivatives[2]	$(18)	$(210)	$—	$—	$197		$(31)	[6]
Total liabilities	$(18)	$(210)	$—	$—	$197		$(31)
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

[5]	The Company is obligated to return $258 million in cash collateral it has netted against its derivative position.

[6]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $237 million in the line item other assets and $31 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

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

[7]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $54 million in the line item other assets; $3 million in the line item current liabilities and $50 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and six months ended June 28, 2019 and June 29, 2018.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended June 28, 2019 and June 29, 2018.

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
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended				Six Months Ended
	June 28, 2019		June 29, 2018		June 28, 2019		June 29, 2018
Other-than-temporary impairment charges	$(49)	[1]	$(52)	[1]	$(392)	[1]	$(52)	[1]
Investment in former equity method investee	—		—		(121)	[4]	—
CCBA asset adjustments	(160)	[2]	—		(160)	[2]	—
Other long-lived asset impairment charges	—		(60)	[3]	—		(312)	[3]
Intangible asset impairment charges	—		—		—		(138)	[3]
Total	$(209)		$(112)		$(673)		$(502)

1 The Company recognized an other-than-temporary impairment charge of $49 million during the three and six months ended June 28, 2019 and $52 million during the three and six months ended June 29, 2018 related to one of our equity method investees in Latin America, primarily driven by revised projections of future operating results. The fair value of this investment was derived using discounted cash flow analyses based on Level 3 inputs. During the six months ended June 28, 2019, the Company recognized an other-than-temporary impairment charge of $286 million related to our investment in CCBJHI, an equity method investee. Based on the length of time and the extent to which the market value of our investment in CCBJHI had been less than our carrying value as well as the financial condition and near-term prospects of the issuer, management determined that the decline in fair value was other than temporary in nature. This impairment charge was determined using the quoted market price (a Level 1 measurement) of CCBJHI. During the six months ended June 28, 2019, the Company also recognized an other-than-temporary impairment charge of $57 million related to one of our equity method investees in North America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
2 The Company was required to measure CCBA's property, plant and equipment and definite-lived intangible assets at the lower of their current fair values or their carrying amounts before they were classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been classified as held and used during the period that CCBA was classified as held for sale. As a result, we reduced the carrying value of CCBA's property, plant and equipment and definite-lived intangible assets by $34 million and $126 million, respectively, based on Level 3 inputs. Refer to Note 2.
3 The Company recognized charges of $60 million related to CCR's property, plant and equipment during the three months ended June 29, 2018 and charges of $312 million and $138 million related to CCR's property, plant and equipment and intangible assets, respectively, during the six months ended June 29, 2018. These charges were a result of management's revised estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. These charges were determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value.
4 The Company recognized a loss of $121 million in conjunction with our acquisition of the remaining equity ownership interest in CHI, primarily driven by foreign currency exchange rate fluctuations. The fair value of this investment was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 2.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the short-term maturities of these financial instruments. As of June 28, 2019, the carrying amount and fair value of our long-term debt, including the current portion, were $32,045 million and $32,934 million, respectively. As of December 31, 2018, the carrying amount and fair value of our long-term debt, including the current portion, were $30,379 million and $30,456 million, respectively.
NOTE 17: OPERATING SEGMENTS
Effective January 1, 2019, we established a new operating segment, Global Ventures, which includes the results of Costa, which we acquired in January 2019, and the results of our innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster. Additionally, during the three months ended June 28, 2019, the Company updated its plans for CCBA and now intends to maintain its majority stake in CCBA for the foreseeable future. As a result, the Company now presents the financial results of CCBA within its results from continuing operations and includes the results of CCBA in the Bottling Investments operating segment. Accordingly, all prior period operating segment and Corporate information presented herein has been adjusted to reflect these changes.

Information about our Company's operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
As of and for the Three Months Ended June 28, 2019
Net operating revenues:
Third party	$1,804	$1,003	$3,158	$1,350	$635	$2,024	$23	$—	$9,997
Intersegment	126	—	4	190	—	2	—	(322)	—
Total net operating revenues	1,930	1,003	3,162	1,540	635	2,026	23	(322)	9,997
Operating income (loss)	1,038	588	711	731	73	119	(272)	—	2,988
Income (loss) before income taxes	1,062	540	729	738	75	393	(488)	—	3,049
Identifiable operating assets	8,511	2,008	18,512	2,266	7,236	10,727	20,424	—	69,684
Noncurrent investments	731	728	364	223	16	14,420	3,830	—	20,312
As of and for the Three Months Ended June 29, 2018
Net operating revenues:
Third party	$1,884	$1,011	$3,010	$1,396	$210	$1,853	$57	$—	$9,421
Intersegment	124	19	70	118	1	2	—	(334)	—
Total net operating revenues	2,008	1,030	3,080	1,514	211	1,855	57	(334)	9,421
Operating income (loss)	1,093	593	648	703	37	(17)	(291)	—	2,766
Income (loss) before income taxes	1,114	541	660	710	40	131	(254)	—	2,942
Identifiable operating assets	8,240	1,847	17,951	2,427	995	10,198	26,310	—	67,968
Noncurrent investments	1,172	777	105	200	—	15,706	3,665	—	21,625
As of December 31, 2018
Identifiable operating assets	$7,414	$1,715	$17,519	$1,996	$968	$10,525	$22,800	$—	$62,937
Noncurrent investments	789	784	400	216	—	14,372	3,718	—	20,279

During the three months ended June 28, 2019, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $13 million for North America, $1 million for Bottling Investments and $41 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 13.

•
Operating income (loss) and income (loss) before income taxes were reduced by $29 million for Bottling Investments related to costs incurred to refranchise certain of our North America bottling operations. Refer to Note 12.

•	Income (loss) before income taxes was reduced by $160 million for Corporate as result of CCBA asset adjustments. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $24 million for Bottling Investments and $2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	Income (loss) before income taxes was reduced by $49 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees. Refer to Note 16.
During the three months ended June 29, 2018, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Latin America, $47 million for North America, $1 million for Asia Pacific, $16 million for Bottling Investments and $46 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 13.

•	Operating income (loss) and income (loss) before income taxes were reduced by $60 million for Bottling Investments due to asset impairment charges. Refer to Note 16.

•
Operating income (loss) and income (loss) before income taxes were reduced by $34 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 12.

•	Operating income (loss) and income (loss) before income taxes were reduced by $22 million for Corporate due to tax litigation expense.

•	Income (loss) before income taxes was reduced by $102 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	Income (loss) before income taxes was reduced by $52 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees. Refer to Note 16.

•	Income (loss) before income taxes was reduced by $47 million for Bottling Investments and $39 million for Corporate due to pension settlements. Refer to Note 14.

•
Income (loss) before income taxes was reduced by $31 million for Bottling Investments and $2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	Income (loss) before income taxes was increased by $36 million for Corporate related to the refranchising of our Latin American bottling operations. Refer to Note 2.

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
Six Months Ended June 28, 2019
Net operating revenues:
Third party	$3,438	$1,899	$5,839	$2,410	$1,218	$3,832	$55	$—	$18,691
Intersegment	264	—	6	317	2	4	—	(593)	—
Total net operating revenues	3,702	1,899	5,845	2,727	1,220	3,836	55	(593)	18,691
Operating income (loss)	2,016	1,084	1,297	1,273	139	219	(605)	—	5,423
Income (loss) before income taxes	2,050	1,031	1,266	1,288	143	293	(797)	—	5,274
Six Months Ended June 29, 2018
Net operating revenues:
Third party	$3,421	$1,989	$5,608	$2,505	$403	$3,725	$68	$—	$17,719
Intersegment	273	38	124	224	2	4	—	(665)	—
Total net operating revenues	3,694	2,027	5,732	2,729	405	3,729	68	(665)	17,719
Operating income (loss)	2,007	1,164	1,151	1,265	66	(342)	(598)	—	4,713
Income (loss) before income taxes	2,041	1,106	1,160	1,281	72	(122)	(651)	—	4,887

During the six months ended June 28, 2019, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Europe, Middle East and Africa, $30 million for North America, $3 million for Bottling Investments and $89 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 13.

•
Operating income (loss) and income (loss) before income taxes were reduced by $46 million for Corporate related to transaction costs associated with the purchase of Costa, which we acquired in January 2019. Refer to Note 2.

•
Operating income (loss) and income (loss) before income taxes were reduced by $40 million for Bottling Investments related to costs incurred to refranchise certain of our North America bottling operations. Refer to Note 12.

•	Income (loss) before income taxes was reduced by $286 million for Bottling Investments due to an other-than-temporary impairment charge related to CCBJHI, an equity method investee. Refer to Note 16.

•
Income (loss) before income taxes was reduced by $121 million for Corporate resulting from a loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 2.

•	Income (loss) before income taxes was reduced by $57 million for North America due to an other-than-temporary impairment charge related to one of our equity method investees. Refer to Note 16.

•
Income (loss) before income taxes was reduced by $66 million for Bottling Investments and $2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	Income (loss) before income taxes was increased by $39 million for Corporate related to the sale of a portion of our equity ownership interest in Andina. Refer to Note 2.

•	Income (loss) before income taxes was reduced by $160 million for Corporate as result of CCBA asset adjustments. Refer to Note 2.

•	Income (loss) before income taxes was reduced by $49 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees. Refer to Note 16.
During the six months ended June 29, 2018, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Europe, Middle East and Africa, $3 million for Latin America, $99 million for North America, $1 million for Asia Pacific, $22 million for Bottling Investments and $79 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 13.

•	Operating income (loss) and income (loss) before income taxes were reduced by $450 million for Bottling Investments due to asset impairment charges. Refer to Note 16.

•
Operating income (loss) and income (loss) before income taxes were reduced by $79 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 12.

•	Operating income (loss) and income (loss) before income taxes were reduced by $27 million for Corporate due to tax litigation expense.

•	Income (loss) before income taxes was reduced by $104 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $99 million for Bottling Investments and was increased by $15 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	Income (loss) before income taxes was reduced by $52 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees. Refer to Note 16.

•	Income (loss) before income taxes was reduced by $47 million for Bottling Investments and $39 million for Corporate due to pension settlements. Refer to Note 13.

•
Income (loss) before income taxes was reduced by $33 million for Bottling Investments primarily due to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations.

•
Income (loss) before income taxes was reduced by $21 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	Income (loss) before income taxes was increased by $36 million for Corporate related to the refranchising of our Latin American bottling operations. Refer to Note 2.
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.
Effective January 1, 2019, we established a new operating segment, Global Ventures, which includes the results of Costa Limited ("Costa"), which we acquired in January 2019, and the results of our innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster Beverage Corporation ("Monster"). Additionally, during the three months ended June 28, 2019, the Company updated its plans for Coca-Cola Beverages Africa Proprietary Limited ("CCBA") and now intends to maintain its majority stake in CCBA for the foreseeable future. As a result, the Company now presents the financial results of CCBA within its results from continuing operations and includes the results of CCBA in the Bottling Investments operating segment. Accordingly, all prior period operating segment and Corporate information presented herein has been adjusted to reflect these changes.

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
Our equity method investees also perform such recoverability and/or impairment tests. If an impairment charge is recorded by one of our equity method investees, the Company records its proportionate share of such charge as a reduction of equity income (loss) — net in our condensed consolidated statement of income. However, the actual amount we record with respect to our proportionate share of such charge may be impacted by items such as basis differences, deferred taxes and deferred gains.
Investments in Equity and Debt Securities
During the three and six months ended June 28, 2019, the Company recorded an other-than-temporary impairment charge of $49 million related to one of our equity method investees in Latin America. This impairment charge was primarily driven by revised projections of future operating results. During the six months ended June 28, 2019, the Company recognized an other-than-temporary impairment charge of $286 million related to our investment in Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"), an equity method investee. Based on the length of time and the extent to which the market value of our investment in CCBJHI had been less than our carrying value as well as the financial condition and near-term prospects of the issuer, management determined that the decline in fair value was other than temporary in nature. During the six months ended June 28, 2019, the Company also recognized an other-than-temporary impairment charge of $57 million related to one of our equity method investees in North America. This impairment charge was primarily driven by revised projections of future operating results.
During the three and six months ended June 29, 2018, the Company recorded an other-than-temporary impairment charge of $52 million related to one of our equity method investees in Latin America, primarily driven by revised projections of future operating results.
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in investments in publicly traded companies accounted for under the equity method (in millions):

June 28, 2019	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$6,518	$3,679	$2,839
Coca-Cola European Partners plc	4,969	3,587	1,382
Coca-Cola FEMSA, S.A.B. de C.V.	3,892	1,861	2,031
Coca-Cola HBC AG	3,216	1,296	1,920
Coca-Cola Amatil Limited	1,578	615	963
Coca-Cola Bottlers Japan Holdings Inc.[1]	842	866	(24)
Coca-Cola Consolidated, Inc.	743	141	602
Coca-Cola İçecek A.Ş.	252	178	74
Embotelladora Andina S.A.	213	124	89
Total	$22,223	$12,347	$9,876
1The carrying value of our investment in CCBJHI exceeded its fair value as of June 28, 2019. Based on the length of time and the extent to which the market value has been less than our cost basis and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge.
As of June 28, 2019, gross unrealized gains and losses on available-for-sale debt securities were $131 million and $5 million, respectively. Management assessed each of the available-for-sale debt securities that were in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. As a result of these assessments, management determined that the decline in fair value of these investments was temporary and did not record any impairment charges. We will continue to monitor these investments in future periods. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
Property, Plant and Equipment
During the three and six months ended June 28, 2019, the Company was required to measure CCBA's property, plant and equipment at the lower of their current fair values or their carrying amounts before they were classified as held for sale, adjusted for depreciation expense that would have been recognized had the business been classified as held and used during the period that CCBA was classified as held for sale. As a result, we reduced the carrying value of CCBA's property, plant and equipment by $34 million. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.
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
Goodwill, Trademarks and Other Intangible Assets
During the three and six months ended June 28, 2019, the Company was required to measure CCBA's definite-lived intangible assets at the lower of their current fair values or their carrying amounts before they were classified as held for sale, adjusted for amortization expense that would have been recognized had the business been classified as held and used during the period that CCBA was classified as held for sale. As a result, we reduced the carrying value of CCBA's definite-lived intangible assets by $126 million. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.
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
We generally refer to acquisitions and divestitures of bottling and distribution operations as structural changes, which are a component of acquisitions and divestitures. Typically, structural changes do not impact the Company's unit case volume or concentrate sales volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products, with the exception of Costa non-ready-to-drink products, regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's acquisitions and divestitures.
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
In 2019, the Company acquired Costa. The impact of this acquisition has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Global Ventures operating segment. With the exception of ready-to-drink products, we do not report unit case volume or concentrate sales volume for Costa.
In 2019, the Company acquired the remaining equity ownership interest in C.H.I. Limited ("CHI"). The impact of this acquisition has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Europe, Middle East and Africa operating segment.
In 2019, the Company acquired bottling operations in Zambia. The impact of this acquisition has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments operating segment.
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
In 2018, the Company acquired bottling operations in Zambia and Botswana. The impact of these acquisitions has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments operating segment.
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
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases, source waters and powders/minerals (in all instances expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases, source waters or powders/minerals may give rise to differences between unit case volume and concentrate sales volume growth rates. With the exception of ready-to-drink products, the Company does not report unit case volume or concentrate sales volume for Costa, a component of the Global Ventures operating segment.

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2019 versus 2018
	Three Months Ended June 28, 2019				Six Months Ended June 28, 2019
	Unit Cases[1,2,3]		Concentrate Sales[4]		Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	3%		4%		2%		3%
Europe, Middle East & Africa	2%		3%		2%		4%	[8]
Latin America	1		3	[6]	—		—
North America	(1)		—	[7]	(1)		(1)	[7]
Asia Pacific	7		8		7		5	[9]
Global Ventures	5		5		3		1
Bottling Investments	30	[5]	N/A		23	[5]	N/A
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

[5]	After considering the impact of structural changes, unit case volume for Bottling Investments grew 14 percent and 9 percent for the three and six months ended June 28, 2019, respectively.
6 After considering the impact of structural changes, concentrate sales volume for Latin America grew 4 percent for the three months ended June 28, 2019.
7 After considering the impact of structural changes, concentrate sales volume for North America declined 1 percent and 2 percent for the three and six months ended June 28, 2019, respectively.
8 Due to uncertainties related to the United Kingdom's impending withdrawal from the European Union ("Brexit"), our bottling partners in certain European markets increased their concentrate inventory levels above their normal optimal levels. We estimate that approximately 1 percent of Europe, Middle East and Africa's concentrate sales volume growth was a result of this activity. We currently expect the concentrate inventory levels of these bottlers to return to optimal levels throughout 2019.

[9]	After considering the impact of structural changes, concentrate sales volume for Asia Pacific grew 7 percent for the six months ended
June 28, 2019.
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
Three Months Ended June 28, 2019 versus Three Months Ended June 29, 2018
Unit case volume in Europe, Middle East and Africa grew 2 percent, which included growth of 2 percent in sparkling soft drinks and 2 percent in water, enhanced water and sports drinks. Growth in sparkling soft drinks was primarily driven by Trademark Coca-Cola. The group reported increases in unit case volume in the Western Europe; Turkey, Caucasus & Central Asia; South & East Africa and West Africa business units. The increases in these business units were partially offset by a decrease in the Middle East & North Africa business unit.
In Latin America, unit case volume grew 1 percent, which included growth of 4 percent in water, enhanced water and sports drinks and 1 percent in sparkling soft drinks, partially offset by a 2 percent decline in juice, dairy and plant-based beverages.

The group's volume reflected growth of 5 percent in the Brazil business unit, 1 percent in the Mexico business unit and 2 percent in the Latin Center business unit, partially offset by a 4 percent decline in the South Latin business unit.
Unit case volume in North America declined 1 percent, with even performance in sparkling soft drinks, a decline of 1 percent in water, enhanced water and sports drinks and in juice, dairy and plant-based beverages. The group's sparkling soft drinks volume reflected growth of 1 percent in Trademark Coca-Cola.
In Asia Pacific, unit case volume grew 7 percent, reflecting 11 percent growth in sparkling soft drinks and 6 percent growth in juice, dairy and plant-based beverages. Growth in sparkling soft drinks volume included 12 percent growth in Trademark Coca‑Cola, 9 percent growth in Trademark Fanta and 8 percent growth in Trademark Sprite. The group's volume reflects growth of 20 percent in the India & South West Asia business unit, 13 percent in the ASEAN business unit, 2 percent in the Greater China & Korea business unit and 4 percent in the South Pacific business unit. The growth in these business units was partially offset by a decline of 6 percent in the Japan business unit.
Unit case volume for Global Ventures grew 5 percent, which included growth of 13 percent in juice, dairy and plant-based beverages and growth in energy drinks, partially offset by a decline in tea.
Unit case volume for Bottling Investments grew 30 percent. This increase primarily reflects the impact of the recent acquisition of a controlling interest in the Philippine bottling operations as well as growth in India and South Africa.
Six Months Ended June 28, 2019 versus Six Months Ended June 29, 2018
Unit case volume in Europe, Middle East and Africa grew 2 percent, which included growth of 2 percent in sparkling soft drinks, 5 percent in water, enhanced water and sports drinks and 4 percent in tea and coffee. Growth in sparkling soft drinks was primarily driven by Trademark Coca-Cola. The group reported increases in unit case volume in the Western Europe; Central & Eastern Europe; Turkey, Caucasus & Central Asia; West Africa and South & East Africa business units. Growth in these business units was partially offset by a decline in the Middle East & North Africa business unit.
In Latin America, unit case volume was even, which included a 1 percent decline in sparkling soft drinks, offset by growth of 3 percent in water, enhanced water and sports drinks. The group reported an increase in unit case volume of 5 percent in the Brazil business unit and even performance in the Mexico business unit, which were offset by declines of 6 percent and 1 percent in the South Latin and Latin Center business units, respectively.
Unit case volume in North America declined 1 percent, reflecting a 1 percent decline in sparkling soft drinks. The group's sparkling soft drinks volume included even performance in Trademark Coca-Cola.
In Asia Pacific, unit case volume grew 7 percent, reflecting 9 percent growth in sparkling soft drinks, 5 percent growth in water, enhanced water and sports drinks and 4 percent growth in juice, dairy and plant-based beverages. Growth in sparkling soft drinks volume included 10 percent growth in Trademark Coca‑Cola, 9 percent growth in Trademark Fanta and 7 percent growth in Trademark Sprite. Volume within the water, enhanced water and sports drinks category cluster included growth of 7 percent in packaged water. The group's volume reflects growth of 15 percent in the India & South West Asia business unit, 14 percent in the ASEAN business unit, 5 percent in the Greater China & Korea business unit and even performance in the South Pacific business unit. The growth in these business units was partially offset by a decline of 3 percent in the Japan business unit.
Unit case volume for Global Ventures grew 3 percent, which included growth of 11 percent in juice, dairy and plant-based beverages and growth in energy drinks, partially offset by a decline in tea.
Unit case volume for Bottling Investments grew 23 percent. This increase primarily reflects the impact of the recent acquisition of a controlling interest in the Philippine bottling operations as well as growth in India and South Africa.
Concentrate Sales Volume
During the three months ended June 28, 2019, worldwide unit case volume grew 3 percent and concentrate sales volume grew 4 percent compared to the three months ended June 29, 2018. During the six months ended June 28, 2019, worldwide unit case volume grew 2 percent and concentrate sales volume grew 3 percent compared to the six months ended June 29, 2018. Concentrate sales volume growth is calculated based on the amount of concentrate sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2019 had one less day when compared to the first quarter of 2018, which contributed to the differences between unit case volume and concentrate sales volume growth rates on a consolidated basis and for the individual operating segments during the six months ended June 28, 2019.
The differences between unit case volume and concentrate sales volume growth rates during the three and six months ended June 28, 2019 were due to structural changes and the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases, source waters or powders/minerals. In addition, the differences during the three months ended June 28, 2019 were impacted by the timing of concentrate shipments in Brazil and the differences during the six months ended June 28, 2019 were impacted by the timing of concentrate shipments resulting from uncertainties due to Brexit. We expect these timing differences to reverse by the end of 2019.
Net Operating Revenues
Three Months Ended June 28, 2019 versus Three Months Ended June 29, 2018
During the three months ended June 28, 2019, net operating revenues were $9,997 million compared to $9,421 million during the three months ended June 29, 2018, an increase of $576 million, or 6 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2019 versus 2018
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	4%	6%	2%	(6)%	6%
Europe, Middle East & Africa	3%	3%	1%	(10)%	(4)%
Latin America	4	(1)	5	(11)	(3)
North America	(1)	—	4	—	3
Asia Pacific	8	—	(3)	(3)	2
Global Ventures	5	218	(3)	(19)	201
Bottling Investments	14	(1)	3	(7)	9
Note: Certain rows may not add due to rounding.
1 Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments and our Global Ventures operating segment (excluding Costa non-ready-to-drink products) (expressed in equivalent unit cases) after considering the impact of acquisitions and divestitures. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume computed by comparing the total sales (rather than the average daily sales) in each of the corresponding periods after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only after considering the impact of structural changes. Refer to the heading "Beverage Volume" above.
Refer to the heading "Beverage Volume" above for additional information related to changes in our unit case and concentrate sales volumes.
"Acquisitions and divestitures" refers to acquisitions and divestitures of brands and businesses, some of which the Company considers to be structural changes. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to the structural changes.
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
Price, product and geographic mix had a 2 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorable price mix across most markets, partially offset by unfavorable geographic mix;

•	Latin America — favorable price mix in the Mexico and Brazil business units and the impact of inflationary environments in certain markets;

•	North America — favorable pricing initiatives;

•	Asia Pacific — unfavorable geographic mix;

•	Global Ventures — unfavorable product mix; and

•	Bottling Investments — favorable price, product and package mix in certain bottling operations.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 6 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, British pound sterling, Japanese yen, Mexican peso, Brazilian real, South African rand and Australian dollar, which had an unfavorable impact on all of our operating segments, except for North America. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Six Months Ended June 28, 2019 versus Six Months Ended June 29, 2018
During the six months ended June 28, 2019, net operating revenues were $18,691 million, compared to $17,719 million during the six months ended June 29, 2018, an increase of $972 million, or 5 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2019 versus 2018
	Volume[1]	Acquisitions & Divestitures	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	3%	6%	3%	(6)%	5%
Europe, Middle East & Africa	4%	3%	5%	(11)%	—%
Latin America	—	—	7	(13)	(6)
North America	(2)	—	4	—	2
Asia Pacific	7	(1)	(2)	(3)	—
Global Ventures	1	220	—	(20)	201
Bottling Investments	9	(2)	3	(8)	3
Note: Certain rows may not add due to rounding.
1 Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments and our Global Ventures operating segment (excluding Costa non-ready-to-drink products) (expressed in equivalent unit cases) after considering the impact of acquisitions and divestitures. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume computed by comparing the total sales (rather than the average daily sales) in each of the corresponding periods after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only after considering the impact of structural changes. Refer to the heading "Beverage Volume" above.
Refer to the heading "Beverage Volume" above for additional information related to changes in our unit case and concentrate sales volumes.
Price, product and geographic mix had a 3 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•
Europe, Middle East and Africa — favorable price mix across most markets and the timing of concentrate shipments as a result of certain bottlers increasing their concentrate inventories due to uncertainties related to Brexit;

•	Latin America — favorable price mix in the Mexico and Brazil business units and the impact of inflationary environments in certain markets;

•	North America — favorable pricing initiatives;

•	Asia Pacific — unfavorable geographic mix; and

•	Bottling Investments — favorable price, product and package mix in certain bottling operations, partially offset by unfavorable geographic mix.
We estimate that net operating revenues recognized on incremental concentrate shipments related to Brexit were approximately $100 million during the six months ended June 28, 2019.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 6 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, British pound sterling, Mexican peso, Brazilian real, South African rand and Australian dollar, which had an unfavorable impact on all of our operating segments, except for North America. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Net operating revenue growth rates are impacted by sales volume; acquisitions and divestitures; price, product and geographic mix; and foreign currency fluctuations. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have a favorable impact of 7 percent on 2019 full year net operating revenues. Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on net operating revenues through the end of the year.

Gross Profit Margin
Our gross profit margin decreased to 60.8 percent for the three months ended June 28, 2019, compared to 62.4 percent for the three months ended June 29, 2018. Our gross profit margin decreased to 61.0 percent for the six months ended June 28, 2019, compared to 62.6 percent for the six months ended June 29, 2018. These decreases were primarily due to the impact of structural changes as well as the unfavorable impact of foreign currency exchange rate fluctuations. Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to acquisitions and divestitures.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Stock-based compensation expense	$48	$49	$88	$121
Advertising expenses	1,165	1,181	2,118	2,167
Selling and distribution expenses	713	643	1,388	1,235
Other operating expenses	1,070	1,014	2,169	2,103
Selling, general and administrative expenses	$2,996	$2,887	$5,763	$5,626
During the three and six months ended June 28, 2019, selling, general and administrative expenses increased $109 million, or 4 percent, and $137 million, or 2 percent, respectively, versus the prior year comparable periods. These increases were primarily the result of the impact of structural changes, partially offset by a foreign currency exchange rate impact of 5 percent.
During the three and six months ended June 28, 2019, foreign currency exchange rate fluctuations decreased advertising expenses by 5 percent.
The increase in selling and distribution expenses during the three and six months ended June 28, 2019 was primarily due to the impact of structural changes, partially offset by the impact of foreign currency exchange rate fluctuations.
The increase in other operating expenses during the three and six months ended June 28, 2019 was primarily due to the impact of structural changes, partially offset by savings from our productivity initiatives.
As of June 28, 2019, we had $343 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 2.4 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Europe, Middle East & Africa	$—	$—	$1	$2
Latin America	—	1	—	3
North America	13	47	30	99
Asia Pacific	—	1	—	1
Global Ventures	—	—	—	—
Bottling Investments	30	106	43	547
Corporate	49	70	145	109
Total	$92	$225	$219	$761

During the three months ended June 28, 2019, the Company recorded other operating charges of $92 million. These charges primarily consisted of $55 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $29 million for costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
During the six months ended June 28, 2019, the Company recorded other operating charges of $219 million. These charges primarily consisted of $123 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $46 million of transaction costs associated with the purchase of Costa, which we acquired in January 2019, and $40 million for costs incurred to refranchise certain of our North America bottling operations. Other operating charges also included $2 million related to tax litigation expense. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the acquisition of Costa. Refer to Note 9 of Notes to Condensed Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
During the three months ended June 29, 2018, the Company recorded other operating charges of $225 million. These charges primarily consisted of $111 million related to the Company's productivity and reinvestment program and $60 million of CCR asset impairments. In addition, other operating charges included $34 million related to costs incurred to refranchise certain of our North America bottling operations. Other operating charges also included $22 million related to tax litigation expense. Refer to Note 9 of Notes to Condensed Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the asset impairment charges. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
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

Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Europe, Middle East & Africa	34.7%	39.5%	37.2%	42.6%
Latin America	19.7	21.4	20.0	24.7
North America	23.8	23.4	23.9	24.4
Asia Pacific	24.5	25.4	23.5	26.8
Global Ventures	2.4	1.4	2.6	1.4
Bottling Investments	4.0	(0.6)	4.0	(7.2)
Corporate	(9.1)	(10.5)	(11.2)	(12.7)
Total	100.0%	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Consolidated	29.9%	29.4%	29.0%	26.6%
Europe, Middle East & Africa	57.5%	58.0%	58.6%	58.7%
Latin America	58.6	58.6	57.1	58.5
North America	22.5	21.5	22.2	20.5
Asia Pacific	54.1	50.3	52.8	50.5
Global Ventures	11.5	17.7	11.4	16.4
Bottling Investments	5.9	(0.9)	5.7	(9.2)
Corporate	*	*	*	*
* Calculation is not meaningful.
Three Months Ended June 28, 2019 versus Three Months Ended June 29, 2018
During the three months ended June 28, 2019, operating income was $2,988 million, compared to $2,766 million during the three months ended June 29, 2018, an increase of $222 million, or 8 percent. Operating income for the three months ended June 28, 2019 was favorably impacted by the timing of concentrate shipments, price mix, lower operating expenses as a result of productivity initiatives, lower other operating charges and the impact of acquisitions and divestitures. These favorable impacts were partially offset by the unfavorable impact of foreign currency exchange rate fluctuations.
During the three months ended June 28, 2019, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 10 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, British pound sterling, Japanese yen, Mexican peso, Brazilian real, South African rand and Australian dollar, which had an unfavorable impact on all of our operating segments, except for North America. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $1,038 million and $1,093 million for the three months ended June 28, 2019 and June 29, 2018, respectively. The decrease in operating income was driven by an unfavorable foreign currency exchange rate impact of 14 percent, partially offset by concentrate sales volume growth of 3 percent and favorable price mix.
Latin America reported operating income of $588 million and $593 million for the three months ended June 28, 2019 and June 29, 2018, respectively. The decrease in operating income was driven by an unfavorable foreign currency exchange rate impact of 13 percent, partially offset by concentrate sales volume growth of 4 percent and favorable price, product and geographic mix.
Operating income for North America for the three months ended June 28, 2019 and June 29, 2018 was $711 million and $648 million, respectively. The increase in operating income was primarily driven by favorable price mix and lower other operating charges.

Asia Pacific's operating income for the three months ended June 28, 2019 and June 29, 2018 was $731 million and $703 million, respectively. The increase in operating income for the segment reflects concentrate sales volume growth of 8 percent, partially offset by unfavorable geographic mix and an unfavorable foreign currency exchange rate impact of 3 percent.
Global Ventures operating income for the three months ended June 28, 2019 and June 29, 2018 was $73 million and $37 million, respectively. Operating income for the segment was favorably impacted by the acquisition of Costa, partially offset an unfavorable foreign currency exchange rate impact of 4 percent.
Operating income for our Bottling Investments segment for the three months ended June 28, 2019 was $119 million compared to an operating loss of $17 million for the three months ended June 29, 2018. Operating income in 2019 was impacted by lower other operating charges, strong performance in India and South Africa, and the favorable impact of the acquisition of the Philippine bottling operations.
Corporate's operating loss for the three months ended June 28, 2019 and June 29, 2018 was $272 million and $291 million, respectively. Operating loss in 2019 was favorably impacted by lower other operating charges and savings from our productivity initiatives.
Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income through the end of the year.
Six Months Ended June 28, 2019 versus Six Months Ended June 29, 2018
During the six months ended June 28, 2019, operating income was $5,423 million, compared to $4,713 million during the six months ended June 29, 2018, an increase of $710 million, or 15 percent. Operating income for the six months ended June 28, 2019 was favorably impacted by concentrate sales volume growth of 3 percent, favorable price, product and geographic mix, lower other operating charges and a reduction in operating expenses resulting from productivity initiatives. These favorable impacts were partially offset by the unfavorable impact of foreign currency exchange rate fluctuations.
During the six months ended June 28, 2019, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 11 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, British pound sterling, Mexican peso, Brazilian real, South African rand and Australian dollar, which had an unfavorable impact on all of our operating segments except for North America. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
The Company's Europe, Middle East and Africa segment reported operating income of $2,016 million and $2,007 million for the six months ended June 28, 2019 and June 29, 2018, respectively. Operating income for the segment reflects concentrate sales volume growth of 4 percent, which included additional concentrate shipments resulting from certain of our European bottling partners increasing concentrate inventory levels due to uncertainties related to Brexit, and favorable price, product and geographic mix, partially offset by an unfavorable foreign currency exchange rate impact of 14 percent.
Latin America reported operating income of $1,084 million and $1,164 million for the six months ended June 28, 2019 and June 29, 2018, respectively. The decrease in operating income was driven by an unfavorable foreign currency exchange rate impact of 16 percent, partially offset by favorable price mix.
Operating income for North America for the six months ended June 28, 2019 and June 29, 2018 was $1,297 million and $1,151 million, respectively. The increase in operating income was primarily driven by favorable price mix, lower other operating charges and lower operating expenses as a result of productivity initiatives. These favorable impacts were partially offset by a decline in concentrate sale volume of 1 percent.
Asia Pacific's operating income for the six months ended June 28, 2019 and June 29, 2018 was $1,273 million and $1,265 million, respectively. The increase in operating income was driven by concentrate sales volume growth of 5 percent, partially offset by unfavorable geographic mix and an unfavorable foreign currency exchange rate impact of 3 percent.
Global Ventures' operating income for the six months ended June 28, 2019 and June 29, 2018 was $139 million and $66 million, respectively. Operating income for the segment was favorably impacted by the acquisition of Costa, partially offset by an unfavorable foreign currency exchange rate impact of 6 percent.
Operating income for our Bottling Investments segment for the six months ended June 28, 2019 was $219 million compared to an operating loss of $342 million for the six months ended June 29, 2018. Operating income in 2019 was impacted by lower other operating charges, strong performance in India and the favorable impact of the acquisition of the Philippine bottling operations.
Corporate's operating loss for the six months ended June 28, 2019 and June 29, 2018 was $605 million and $598 million, respectively. Operating loss in 2019 was unfavorably impacted by higher other operating charges, partially offset by savings from our productivity initiatives.

Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended June 28, 2019, interest income was $142 million, compared to $173 million during the three months ended June 29, 2018, a decrease of $31 million, or 18 percent. During the six months ended June 28, 2019, interest income was $275 million, compared to $339 million during the six months ended June 29, 2018, a decrease of $64 million, or 19 percent. These decreases were primarily driven by lower investment balances due to liquidating a portion of our short-term investments in connection with the acquisition of Costa, partially offset by higher cash balances in certain of our international locations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Interest Expense
During the three months ended June 28, 2019, interest expense was $236 million, compared to $247 million during the three months ended June 29, 2018, a decrease of $11 million, or 4 percent. During the six months ended June 28, 2019, interest expense was $481 million, compared to $483 million during the six months ended June 29, 2018, a decrease of $2 million. These decreases were primarily due to maturities of long-term debt with higher interest rates and the impact of prior year hedge accounting activities, partially offset by the impact of higher short-term U.S. interest rates.
Equity Income (Loss) — Net
Three Months Ended June 28, 2019 versus Three Months Ended June 29, 2018
During the three months ended June 28, 2019, equity income was $329 million, compared to equity income of $324 million during the three months ended June 29, 2018, an increase of $5 million, or 2 percent. This increase reflects more favorable operating results reported by several of our equity method investees, partially offset by the impacts of the sale of our equity ownership interest in Corporación Lindley S.A. ("Lindley"), the sale of a portion of our equity ownership interest in Embotelladora Andina S.A. ("Andina") and the acquisition of the Philippine bottling operations, which was previously accounted for under the equity method, as well as the unfavorable impact of foreign currency exchange rate fluctuations. In addition, the Company recorded net charges of $26 million and $33 million in the line item equity income (loss) — net during the three months ended June 28, 2019 and June 29, 2018, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Six Months Ended June 28, 2019 versus Six Months Ended June 29, 2018
During the six months ended June 28, 2019, equity income was $462 million, compared to equity income of $465 million during the six months ended June 29, 2018, a decrease of $3 million, or 1 percent. This decrease reflects, among other things, the impacts of the sale of our equity ownership interest in Lindley, the sale of a portion of our equity ownership interest in Andina, and the acquisition of the Philippine bottling operations, which was previously accounted for under the equity method, as well as the unfavorable impact of foreign currency exchange rate fluctuations. In addition, the Company recorded net charges of $68 million and $84 million in the line item equity income (loss) — net during the six months ended June 28, 2019 and June 29, 2018, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
Three Months Ended June 28, 2019 versus Three Months Ended June 29, 2018
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
During the three months ended June 28, 2019, other income (loss) — net was a loss of $174 million. The Company recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million. The Company also recorded an other-than-temporary impairment charge of $49 million related to one of our equity method investees and a net gain of $10 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Other income (loss) — net also included income of $26 million related to the non-service cost components of net periodic benefit cost and $29 million of dividend income, partially offset by net foreign currency exchange losses of $39 million. None of the other items included in other income (loss) — net during the three months ended June 28, 2019 was individually significant. Refer to Note 2 for additional information on the CCBA asset adjustment. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the impairment charge. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
During the three months ended June 29, 2018, other income (loss) — net was a loss of $74 million. The Company recorded a net loss of $86 million related to pension settlements and net charges of $102 million due to the refranchising of certain bottling territories in North America. The Company also recorded an other-than-temporary impairment charge of $52 million related to one of our equity method investees. These charges were partially offset by a net gain of $36 million related to the refranchising of our Latin American bottling operations and a net gain of $36 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Other income (loss) — net also included income of $58 million related to the non-service cost components of net periodic benefit cost and $28 million of dividend income, partially offset by net foreign currency exchange losses of $7 million. None of the other items included in other income (loss) — net during the three months ended June 29, 2018 was individually significant. Refer to Note 1 and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on refranchising activities. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the impairment charge. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
Six Months Ended June 28, 2019 versus Six Months Ended June 29, 2018
During the six months ended June 28, 2019, other income (loss) — net was a loss of $405 million. During the six months ended June 28, 2019, the Company recognized other-than-temporary impairment charges of $286 million related to CCBJHI, an equity method investee, $57 million related to one of our equity method investees in North America, and $49 million related to one of our other equity method investees. The Company also recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million and recognized a $121 million loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. Additionally, the Company recognized net charges of $4 million due to the refranchising of certain bottling territories in North America and charges of $4 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of comprehensive beverage agreement ("CBA") with additional requirements. These charges were partially offset by a net gain of $159 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a gain of $39 million related to the sale of a portion of our equity ownership interest in Andina. Other income (loss) — net also included income of $51 million related to the non-service cost components of net periodic benefit cost and $40 million of dividend income, partially offset by net foreign currency exchange losses of $61 million. None of the other items included in other income (loss) — net during the six months ended June 28, 2019 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the CCBA asset adjustment, refranchising activities, the North America conversion payments, the acquisition of the remaining equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the impairment charges and the loss recognized in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
During the six months ended June 29, 2018, other income (loss) — net was a loss of $147 million. During the six months ended June 29, 2018, the Company recorded charges of $86 million related to pension settlements and net charges of $104 million due to the refranchising of certain bottling territories in North America. The Company also recorded an other-than-temporary impairment charge of $52 million related to one of our equity method investees and a net loss of $49 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Additionally, the Company recognized a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations and charges of $21 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a net gain of $36 million related to the refranchising of our Latin American bottling operations. Other income (loss) — net also included income of $117 million related to the non-service cost components of net periodic benefit cost and $46 million of dividend income, partially offset by net foreign currency exchange losses of $40 million. None of the other items included in other income (loss) — net during the six months ended June 28, 2019 was individually significant. Refer to Note 1 and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to

Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on refranchising activities and North America conversion payments. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments.
Income Taxes
The Company recorded income taxes of $421 million (13.8 percent effective tax rate) and $611 million (20.7 percent effective tax rate) during the three months ended June 28, 2019 and June 29, 2018, respectively. The Company recorded income taxes of $943 million (17.9 percent effective tax rate) and $1,156 million (23.6 percent effective tax rate) during the six months ended June 28, 2019 and June 29, 2018, respectively.
The Company's effective tax rates for the three and six months ended June 28, 2019 and June 29, 2018 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method of accounting, both of which are generally taxed at rates lower than the statutory U.S. rate.
The Company's effective tax rates for the three and six months ended June 28, 2019 included $199 million of tax benefit recorded as a result of CCBA no longer qualifying as a discontinued operation.
The Company's effective tax rates for the three and six months ended June 29, 2018 included $42 million of tax benefit and $134 million of tax expense, respectively, to adjust our provisional tax estimate recorded as of December 31, 2017, related to the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") signed into law on December 22, 2017.
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
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2019. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds both domestically and internationally at reasonable interest rates, and we expect to be able to do so in the future. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. The Company's cash, cash equivalents, short-term investments and marketable securities totaled $13.4 billion as of June 28, 2019. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $8,600 million in lines of credit for general corporate purposes as of June 28, 2019. These backup lines of credit expire at various times from 2019 through 2022.
Based on all of the aforementioned factors, the Company believes its current liquidity position is strong and will continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for the foreseeable future.
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended June 28, 2019 and June 29, 2018 was $4,501 million and $2,686 million, respectively, an increase of $1,815 million, or 68 percent. This increase was primarily driven by operating income growth, the acquisition of Costa in January 2019, the efficient management of working capital and the timing of tax payments, partially offset by the impact of refranchising bottling operations and the unfavorable impact of foreign currency exchange rate fluctuations.

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 28, 2019 was $5,362 million, compared to net cash provided by investing activities of $2,254 million during the prior year comparable period.
Purchases of Investments and Proceeds from Disposals of Investments
During the six months ended June 28, 2019, purchases of investments were $2,935 million and proceeds from disposals of investments were $3,395 million, resulting in a net cash inflow of $460 million. During the six months ended June 29, 2018, purchases of investments were $4,833 million and proceeds from disposals of investments were $7,621 million, resulting in a net cash inflow of $2,788 million. This activity represents the purchases of and proceeds related to our short-term investments that were made as part of the Company's overall cash management strategy as well as our insurance captive investments. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 28, 2019, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,353 million, which primarily related to the acquisitions of Costa and the remaining interest in CHI. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
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
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 28, 2019, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $265 million, which primarily related to the proceeds from the sale of a portion of our equity ownership interest in Andina.
During the six months ended June 29, 2018, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $304 million, which related to proceeds from the refranchising of our Latin American bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment net of disposals for the six months ended June 28, 2019 and June 29, 2018 were $724 million and $626 million, respectively.
The Company currently expects our 2019 full year capital expenditures to be approximately $2.4 billion as we continue to make investments to enable growth in our business and further enhance our operational effectiveness.
Cash Flows from Financing Activities
Our financing activities include net borrowings, issuances of stock, share repurchases and dividends. Net cash used in financing activities during the six months ended June 28, 2019 and June 29, 2018 was $1,432 million and $2,835 million, respectively, a decrease of $1,403 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the six months ended June 28, 2019, the Company had issuances of debt of $14,518 million, which included $10,596 million of net issuances related to commercial paper and short-term debt with maturities greater than 90 days, and long-term debt issuances of $3,922 million, net of related discounts and issuance costs.
The Company made payments of debt of $14,278 million during the six months ended June 28, 2019, which included $8,470 million of payments of commercial paper and short-term debt with maturities greater than 90 days, $3,104 million of payments of commercial paper and short-term debt with maturities less than 90 days, and payments of long-term debt of $2,704 million.
During the six months ended June 28, 2019, the Company issued euro-denominated debt totaling €3,500 million. The carrying value of this debt as of June 28, 2019 was $3,956 million. The general terms of the notes issued are as follows:

•	€750 million total principal amount of notes due 2021, at a variable interest rate equal to the three month Euro Interbank Offered Rate ("EURIBOR") plus 0.20 percent;

•	€1,000 million total principal amount of notes due 2022, at a fixed interest rate of 0.125 percent;

•	€1,000 million total principal amount of notes due 2026, at a fixed interest rate of 0.75 percent; and

•	€750 million total principal amount of notes due 2031, at a fixed interest rate of 1.25 percent.
During the six months ended June 28, 2019, the Company retired upon maturity $1,000 million total principal amount of notes due May 30, 2019, at a fixed interest rate of 1.375 percent and retired upon maturity €1,500 million total principal amount of notes due March 8, 2019, at a variable interest rate equal to the three month EURIBOR plus 0.25 percent.
As of June 28, 2019, the carrying value of the Company's long-term debt included $199 million of fair value adjustments related to the remaining debt assumed in connection with our acquisition of Coca‑Cola Enterprises Inc.'s former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 19 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Issuances of Stock
During the six months ended June 28, 2019, the Company received cash proceeds from issuances of stock of $602 million, an increase of $2 million when compared to cash proceeds from issuances of stock of $600 million during the six months ended June 29, 2018.
Share Repurchases
During the six months ended June 28, 2019, the Company repurchased 13.7 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $46.40 per share, for a total cost of $635 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $689 million during the six months ended June 28, 2019. The total cash outflow for treasury stock during the first six months of 2019 includes treasury stock that was purchased and settled during the six months ended June 28, 2019; however, it does not include treasury stock that was purchased but did not settle during the six months ended June 28, 2019. In addition to shares repurchased, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company's issuances of stock and share repurchases during the six months ended June 28, 2019 resulted in a net cash outflow of $87 million. In 2019, we expect to repurchase shares to offset dilution resulting from employee stock-based compensation plans.
Dividends
During the six months ended June 28, 2019 and June 29, 2018, the Company paid dividends of $1,709 million and $1,662 million, respectively. The Company paid the second quarter dividend in both 2019 and 2018 during the first week of July.
Our Board of Directors approved the Company's regular quarterly dividend of $0.40 per share at its July 2019 meeting. This dividend is payable on October 1, 2019 to shareowners of record as of September 16, 2019.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries and territories. Due to the geographic diversity of our operations, weakness in some foreign currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three months ended June 28, 2019 by 10 percent. The impact of changes in foreign currency exchange rates decreased our operating income for the six months ended June 28, 2019 by 11 percent.
Based on current spot rates and our hedging coverage in place, we expect currencies will have an unfavorable impact on operating income and cash flows from operations through the end of the year.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	June 28, 2019	December 31, 2018	Increase (Decrease)		Percent Change
Cash and cash equivalents	$6,731	$9,077	$(2,346)		(26)%
Short-term investments	2,572	2,025	547		27
Marketable securities	4,058	5,013	(955)		(19)
Trade accounts receivable — net	4,888	3,685	1,203		33
Inventories	3,453	3,071	382		12
Prepaid expenses and other assets	2,658	2,059	599		29
Equity method investments	19,418	19,412	6		—
Other investments	894	867	27		3
Other assets	5,596	4,148	1,448		35
Deferred income tax assets	2,559	2,674	(115)		(4)
Property, plant and equipment — net	10,254	9,598	656		7
Trademarks with indefinite lives	9,313	6,682	2,631		39
Bottlers' franchise rights with indefinite lives	110	51	59		116
Goodwill	16,840	14,109	2,731		19
Other intangible assets	652	745	(93)		(12)
Total assets	$89,996	$83,216	$6,780		8%
Accounts payable and accrued expenses	$12,819	$9,533	$3,286		34%
Loans and notes payable	13,030	13,835	(805)		(6)
Current maturities of long-term debt	2,749	5,003	(2,254)		(45)
Accrued income taxes	784	411	373		91
Long-term debt	29,296	25,376	3,920		15
Other liabilities	8,336	7,646	690		9
Deferred income tax liabilities	2,687	2,354	333		14
Total liabilities	$69,701	$64,158	$5,543		9%
Net assets	$20,295	$19,058	$1,237	[1]	6%
1 Includes an increase in net assets of $281 million resulting from net foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•	Cash and cash equivalents and marketable securities decreased primarily due to funding the acquisition of Costa.

•	Trade accounts receivable — net increased due to seasonality and the impact of acquisitions.

•
Other assets increased primarily as a result of our adoption of Accounting Standards Codification 842, Leases ("ASC 842") and the acquisition of Costa, which required us to record $1,330 million of operating lease right-of-use ("ROU") assets.

•	Trademarks with indefinite lives and goodwill increased primarily due to $2.4 billion of trademarks and $2.5 billion of goodwill related to the preliminary allocation of the Costa purchase price.

•
Accounts payable and accrued expenses increased primarily due to the accrual of the Company's second quarter 2019 dividend of approximately $1.7 billion, which was paid during the first week of July. Additionally, accounts payable and accrued expenses increased due to our adoption of ASC 842 and the acquisition of Costa, which required us to record $282 million related to the current portion of operating lease liabilities and the extension of payment terms.

•	Loans and notes payable decreased primarily due to net payments of commercial paper and short-term debt.

•	Current maturities of long-term debt decreased as a result of payments of long-term debt. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

•	Long-term debt increased primarily due to the Company's issuances of euro-denominated debt. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

•
Other liabilities increased as a result of our adoption of ASC 842 and the acquisition of Costa, which required us to record $1,071 million related to the noncurrent portion of operating lease liabilities.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Management has excluded from the scope of its evaluation of disclosure controls and procedures those disclosure controls and procedures related to the operations and related assets of Costa that are subsumed by internal control over financial reporting. The operations and related assets of Costa were included in the condensed consolidated financial statements of The Coca-Cola Company and subsidiaries beginning January 3, 2019 and constituted 7 percent of total assets and 2 percent of consolidated net income as of and for the quarter ended June 28, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 28, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Additional Information
The Company is in the process of integrating the acquired Costa business into the Company's overall internal control over financial reporting process.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2019. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter and describes a new environmental matter.
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
During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement that applied back to 1987. The closing agreement provided prospective penalty protection conditioned on the Company's continued adherence to the prescribed methodology absent a change in material facts or circumstances or relevant federal tax law. Although the IRS subsequently asserted, without explanation, that material facts and circumstances and relevant federal tax law had changed, it has not asserted penalties. The Company's compliance with the closing agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
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
The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018. The Company and the IRS filed and exchanged final post-trial briefs in April 2019. It is not known how much time will elapse thereafter prior to the issuance of the Court's decision. In the interim, or subsequent to the court's decision, the IRS may propose similar adjustments for years subsequent to the 2007-2009 litigation period. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice ultimately could be sustained. In that event, the Company will be subject to significant additional liabilities for the years at issue and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations and cash flows.
Environmental Matter
In April 2019, the Company received a Finding and Notice of Violation ("NOV") from the United States Environmental Protection Agency ("EPA") alleging that the Company violated the California Truck and Bus Regulation and the California Drayage Truck Regulation by failing to verify compliance with such regulations by certain diesel-fueled vehicles owned by third parties that the Company caused to be operated in California. The Company is cooperating with the EPA and is engaged in settlement discussions regarding the allegations in the NOV. The Company believes that any monetary sanctions that may be imposed on the Company will not be material to its business, financial condition or results of operations.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 28, 2019 by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans[3]
March 30, 2019 through April 26, 2019	2,984,973	$46.80	2,986,993	170,337,162
April 27, 2019 through May 24, 2019	2,006,851	48.40	2,001,841	168,335,321
May 25, 2019 through June 28, 2019	1,252,885	51.47	—	168,335,321
Total	6,244,709	$48.25	4,988,834
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
3 On February 21, 2019, we publicly announced that our Board of Directors had authorized a new plan (the "2019 Plan") for the Company to purchase up to 150 million shares of our Company's common stock following the completion of the 2012 Plan. This column discloses the number of shares available for purchase under the 2012 Plan and the number of shares authorized for purchase under the 2019 Plan.
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

4.5	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 18, 2010.
4.6	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.7	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.8	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.9	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.10	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.11	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.12	Form of Note for Floating Rate Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.13	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.14	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.15	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.16	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.17	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.18	Form of Note for 1.375% Notes due 2019 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.19	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.20	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.21	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.22	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.23	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.24	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.

4.25	Form of Note for 2.200% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.26	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.27	Form of Note for Floating Rate Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.28	Form of Note for 0.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.29	Form of Note for 0.750% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.30	Form of Note for 1.250% Notes due 2031 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
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

10.1	The Coca-Cola Company Directors' Plan, amended and restated on February 21, 2019, effective April 24, 2019.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 28, 2019 and June 29, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2019 and June 29, 2018, (iii) Condensed Consolidated Balance Sheets as of June 28, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2019 and June 29, 2018, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ LARRY M. MARK
Date:	July 25, 2019	Larry M. Mark Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	July 25, 2019	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)