Form 10-Q
period 2019-09-27
COCA COLA CO
filed 2019-10-24
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019
OR
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
☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of October 21, 2019
$0.25 Par Value	4,284,491,377

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net Operating Revenues	$9,507	$8,775	$28,198	$26,494
Cost of goods sold	3,767	3,346	11,053	9,965
Gross Profit	5,740	5,429	17,145	16,529
Selling, general and administrative expenses	3,116	2,660	8,879	8,286
Other operating charges	125	155	344	916
Operating Income	2,499	2,614	7,922	7,327
Interest income	153	171	428	510
Interest expense	230	214	711	697
Equity income (loss) — net	346	348	808	813
Other income (loss) — net	324	(546)	(81)	(693)
Income Before Income Taxes	3,092	2,373	8,366	7,260
Income taxes	503	555	1,446	1,711
Consolidated Net Income	2,589	1,818	6,920	5,549
Less: Net income (loss) attributable to noncontrolling interests	(4)	(62)	42	(15)
Net Income Attributable to Shareowners of The Coca-Cola Company	$2,593	$1,880	$6,878	$5,564
Basic Net Income Per Share[1]	$0.61	$0.44	$1.61	$1.31
Diluted Net Income Per Share[1]	$0.60	$0.44	$1.60	$1.29
Average Shares Outstanding	4,280	4,255	4,273	4,258
Effect of dilutive securities	41	40	38	39
Average Shares Outstanding Assuming Dilution	4,321	4,295	4,311	4,297

1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Consolidated Net Income	$2,589	$1,818	$6,920	$5,549
Other Comprehensive Income:
Net foreign currency translation adjustments	(960)	(210)	(679)	(1,635)
Net gains (losses) on derivatives	46	(30)	30	22
Net change in unrealized gains (losses) on available-for-sale debt securities	16	10	46	(91)
Net change in pension and other benefit liabilities	32	56	100	372
Total Comprehensive Income	1,723	1,644	6,417	4,217
Less: Comprehensive income (loss) attributable to noncontrolling interests	(145)	60	(88)	9
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$1,868	$1,584	$6,505	$4,208
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	September 27, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$7,531	$9,077
Short-term investments	2,001	2,025
Total Cash, Cash Equivalents and Short-Term Investments	9,532	11,102
Marketable securities	3,456	5,013
Trade accounts receivable, less allowances of $525 and $501, respectively	4,353	3,685
Inventories	3,266	3,071
Prepaid expenses and other assets	2,510	2,059
Total Current Assets	23,117	24,930
Equity method investments	18,689	19,412
Other investments	878	867
Other assets	5,750	4,148
Deferred income tax assets	2,452	2,674
Property, plant and equipment, less accumulated depreciation of $8,267 and $8,013, respectively	10,217	9,598
Trademarks with indefinite lives	9,167	6,682
Bottlers' franchise rights with indefinite lives	109	51
Goodwill	16,465	14,109
Other intangible assets	589	745
Total Assets	$87,433	$83,216
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$12,727	$9,533
Loans and notes payable	10,972	13,835
Current maturities of long-term debt	492	5,003
Accrued income taxes	909	411
Total Current Liabilities	25,100	28,782
Long-term debt	31,012	25,376
Other liabilities	8,057	7,646
Deferred income tax liabilities	2,581	2,354
The Coca-Cola Company Shareowners' Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 and 7,040 shares, respectively	1,760	1,760
Capital surplus	17,039	16,520
Reinvested earnings	65,481	63,234
Accumulated other comprehensive income (loss)	(13,706)	(12,814)
Treasury stock, at cost — 2,756 and 2,772 shares, respectively	(51,861)	(51,719)
Equity Attributable to Shareowners of The Coca-Cola Company	18,713	16,981
Equity attributable to noncontrolling interests	1,970	2,077
Total Equity	20,683	19,058
Total Liabilities and Equity	$87,433	$83,216
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 27, 2019	September 28, 2018
Operating Activities
Consolidated net income	$6,920	$5,549
Depreciation and amortization	965	807
Stock-based compensation expense	146	167
Deferred income taxes	(326)	26
Equity (income) loss — net of dividends	(336)	(385)
Foreign currency adjustments	79	(169)
Significant (gains) losses — net	(389)	541
Other operating charges	147	662
Other items	444	130
Net change in operating assets and liabilities	121	(1,638)
Net Cash Provided by Operating Activities	7,771	5,690
Investing Activities
Purchases of investments	(4,113)	(6,809)
Proceeds from disposals of investments	5,674	11,079
Acquisitions of businesses, equity method investments and nonmarketable securities	(5,376)	(598)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	266	1,354
Purchases of property, plant and equipment	(1,206)	(1,048)
Proceeds from disposals of property, plant and equipment	944	97
Other investing activities	(90)	33
Net Cash Provided by (Used in) Investing Activities	(3,901)	4,108
Financing Activities
Issuances of debt	19,598	21,422
Payments of debt	(21,716)	(23,595)
Issuances of stock	923	891
Purchases of stock for treasury	(690)	(1,596)
Dividends	(3,419)	(3,321)
Other financing activities	(33)	(184)
Net Cash Provided by (Used in) Financing Activities	(5,337)	(6,383)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(75)	(249)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(1,542)	3,166
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	9,318	6,373
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	7,776	9,539
Less: Restricted cash and restricted cash equivalents at end of period	245	318
Cash and Cash Equivalents at End of Period	$7,531	$9,221
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2019 and the third quarter of 2018 ended on September 27, 2019 and September 28, 2018, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Operating Segments
In January 2019, we established a new operating segment, Global Ventures, which includes the results of Costa Limited ("Costa"), which we acquired in January 2019, and the results of our innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster Beverage Corporation ("Monster"). Additionally, during the second quarter of 2019, the Company updated its plans for Coca-Cola Beverages Africa Proprietary Limited ("CCBA") and now intends to maintain its majority stake in CCBA for the foreseeable future. As a result, the Company now presents the financial results of CCBA within its results from continuing operations and includes the results of CCBA in the Bottling Investments operating segment. Accordingly, all prior period operating segment and Corporate information presented herein has been adjusted to reflect these changes. Refer to Note 2 and Note 17.
As of September 27, 2019, our organizational structure consisted of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Global Ventures; and Bottling Investments. Our operating structure also included Corporate, which consists of two components: (1) a center focused on strategic initiatives, policy and governance, and (2) an enabling services organization focused on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence.
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

Lessee
We are the lessee in a lease contract when we obtain the right to control the asset. Operating leases are included in the line items other assets, accounts payable and accrued expenses, and other liabilities in our consolidated balance sheet. Operating lease right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component. Refer to Note 8 for further discussion.
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
The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in the condensed consolidated statements of cash flows (in millions):

	September 27, 2019	December 31, 2018
Cash and cash equivalents	$7,531	$9,077
Cash and cash equivalents included in other assets[1]	245	241
Cash, cash equivalents, restricted cash and restricted cash equivalents	$7,776	$9,318
	September 28, 2018	December 31, 2017
Cash and cash equivalents	$9,221	$6,102
Cash and cash equivalents included in assets held for sale	—	13
Cash and cash equivalents included in other assets[1]	318	258
Cash, cash equivalents, restricted cash and restricted cash equivalents	$9,539	$6,373
1 Amounts represent cash and cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
Recently Issued Accounting Guidance
Recently Adopted Accounting Guidance
ASC 842 requires lessees to recognize operating lease ROU assets, representing their right to use the underlying asset for the lease term, and operating lease liabilities on the balance sheet for all leases with lease terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. We adopted ASC 842 using the modified retrospective method and utilized the optional transition method under which we continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative period presented. In addition, we elected the package of practical expedients permitted under the transition guidance which permits us to carry forward the historical lease classification, among other things. As a result of the adoption, our operating lease ROU assets and operating lease liabilities were $1,310 million and $1,329 million, respectively, as of September 27, 2019. The adoption of this standard did not impact our consolidated statement of income or our consolidated statement of cash flows. Refer to Note 8 for further discussion.
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
Accounting Guidance Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and is required to be applied prospectively. For our trade receivables, certain other receivables and certain other financial instruments, we will be required to use a new forward-looking "expected" credit loss model based on historical loss rates that will replace the existing "incurred" credit loss model, which will generally result in earlier recognition of allowances for credit losses. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and do not expect it will have a material impact on our financial statements or disclosures.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the nine months ended September 27, 2019, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,376 million, which primarily related to the acquisition of Costa and the remaining equity ownership interest in C.H.I. Limited ("CHI"), a Nigerian producer of value-added dairy and juice beverages and iced tea.
During the nine months ended September 28, 2018, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $598 million, which included the acquisition of a minority interest in BA Sports Nutrition, LLC ("BodyArmor"). We account for our minority interest in BodyArmor as an equity method investment based on our equity ownership percentage and our representation on their Management Committee. We obtained an option to acquire the remaining ownership interests in BodyArmor based on an agreed-upon formula, which becomes exercisable in 2021. Upon the expiration of the Company's option, BodyArmor has the option to sell their remaining interests to the Company based on the same agreed-upon formula. The Company also acquired additional ownership interests in the Company's franchise bottlers in the United Arab Emirates and in Oman, both of which were previously equity method investees of the Company. As a result of the additional interest acquired in the Oman bottler, we obtained a controlling interest, resulting in its consolidation.
Costa Limited
In January 2019, the Company acquired Costa in exchange for $4.9 billion of cash, net of cash acquired. Costa is a coffee company with retail outlets in over 30 countries, the Costa Express vending system and a state-of-the-art roastery. We believe this acquisition will allow us to increase our presence in the hot beverage market as Costa has a scalable platform across multiple formats and channels, including opportunities to introduce ready-to-drink products. As of September 27, 2019, $2.4 billion of the purchase price was preliminarily allocated to the Costa trademark and $2.5 billion was preliminarily allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion as well as our ability to market and distribute Costa in ready-to-drink form throughout our bottling system. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been assigned to the Global Ventures operating segment, except for $108 million, which was allocated to the Europe, Middle East and Africa operating segment. The preliminary allocation of the purchase price is subject to refinement when valuations are finalized. As of September 27, 2019, the valuations that have not been finalized primarily relate to operating lease ROU assets and operating lease liabilities and certain fixed assets. The final purchase price allocation will be completed as soon as possible, but no later than the first quarter of 2020.

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
Divestitures
During the nine months ended September 27, 2019, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $266 million, which primarily related to the sale of a portion of our equity method investment in Embotelladora Andina S.A. ("Andina"). We recognized a gain of $39 million as a result of the sale, which was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. We continue to account for our remaining interest in Andina as an equity method investment as a result of our representation on Andina's Board of Directors and other governance rights.
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
Refranchising of Latin American Bottling Operations
During the nine months ended September 28, 2018, the Company sold its bottling operations in Latin America to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee. We received net cash proceeds of $289 million as a result of these sales and recognized net gains of $11 million and $47 million during the three and nine months ended September 28, 2018, respectively, which were included in the line item other income (loss) — net in our condensed consolidated statements of income.
North America Refranchising — United States
In conjunction with implementing a new beverage partnership model in North America, in 2018 the Company completed the refranchising of all of our bottling territories in the United States that were previously managed by Coca-Cola Refreshments
("CCR") to certain of our unconsolidated bottling partners. We recognized net gains of $19 million and $15 million during the three and nine months ended September 27, 2019, respectively, and net gains of $10 million and net charges of $94 million during the three and nine months ended September 28, 2018, respectively. These net gains and net charges were included in the line item other income (loss) — net in our condensed consolidated statements of income and were primarily related to post-closing adjustments as contemplated by the related agreements.
During the three months ended September 28, 2018, the Company recorded charges of $12 million primarily related to payments made to certain of our unconsolidated bottling partners in order to convert the bottling agreements for their legacy territories and any previously refranchised territories to a single form of comprehensive beverage agreement ("CBA") with additional requirements. During the nine months ended September 27, 2019 and September 28, 2018, the Company recorded charges of $4 million and $33 million, respectively, related to such payments. The additional requirements generally include a binding national governance model, mandatory incidence pricing and additional core performance requirements, among other things. As a result of these conversions, the legacy territories and any previously refranchised territories for each of the related bottling partners will be governed under similar CBAs, which will provide consistency across each such bottler's respective territory, as well as consistency with other U.S. bottlers that have been granted or converted to this form of CBA. The charges related to these payments were included in the line item other income (loss) — net in our condensed consolidated statements of income.
North America Refranchising — Canada
On September 28, 2018, the Company completed its North America refranchising with the sale of its Canadian bottling operations. We received initial net cash proceeds of $518 million and recognized a net charge of $285 million during the three and nine months ended September 28, 2018. During the three and nine months ended September 27, 2019 we recognized an additional charge of $122 million primarily related to post-closing adjustments as contemplated by the related agreements. These charges were included in the line item other income (loss) — net in our condensed consolidated statements of income.

Refer to Note 17 for the impact these items had on our operating segments and Corporate.
Coca-Cola Beverages Africa Proprietary Limited
Due to the Company's original intent to refranchise CCBA, it was accounted for as held for sale and a discontinued operation from October 2017 through the first quarter of 2019. As CCBA met the criteria to be classified as held for sale, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell. As a result, during the three and nine months ended September 28, 2018, we recorded an impairment charge of $554 million, reflecting management's view of the proceeds that were expected to be received upon the sale based on revised projections of future operating results and foreign currency exchange rate fluctuations. This charge was previously reflected in the line item income (loss) from discontinued operations in our condensed consolidated statements of income, and the corresponding reduction to assets was reflected as an allowance for reduction of assets held for sale — discontinued operations in our condensed consolidated balance sheet. Additionally, CCBA's property, plant and equipment was not depreciated and its definite-lived intangible assets were not amortized.
While the Company had discussions with a number of potential partners throughout the period CCBA was held for sale, during the second quarter of 2019 the Company updated its plans for CCBA and now intends to maintain its controlling stake in
CCBA for the foreseeable future. As a result, CCBA no longer qualifies as held for sale or as a discontinued operation, and
CCBA's financial results are now presented within the Company's continuing operations for all periods presented. As a result of this change in presentation, the Company reflected the impairment charge in other income (loss) — net in our consolidated statements of income and reallocated the allowance for reduction of assets held for sale — discontinued operations balance to reduce the carrying value of CCBA's property, plant and equipment by $225 million and CCBA's definite-lived intangible assets by $329 million based on the relative amount of depreciation and amortization that would have been recognized during the period CCBA was held for sale. We also recorded a $160 million adjustment to reduce the carrying value of CCBA's property, plant and equipment and definite-lived intangible assets by an additional $34 million and $126 million, respectively, during the nine months ended September 27, 2019. These additional adjustments were included in the line item other income (loss) — net in our condensed consolidated statement of income.
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
In our domestic and international concentrate operations, we typically generate net operating revenues by selling concentrates, syrups and certain finished beverages to authorized bottling operations (which we typically refer to as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water, or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrate, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments and our Global Ventures operating segment.
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
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we work with our bottling partners to develop and implement an incidence-based concentrate pricing model. Under this model, the price we charge bottlers for concentrate they use to prepare and package finished products is impacted by a number of factors, including, but not limited to, the prices charged by the bottlers for such finished products, the channels in which they are sold and package mix. The amounts associated with the arrangements described above are defined as variable consideration under ASC 606, an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates. The change in the amount of variable consideration recognized during the three and nine months ended September 27, 2019 related to performance obligations satisfied in prior periods was immaterial.
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended September 27, 2019
Concentrate operations	$1,414	$4,026	$5,440
Finished product operations	1,676	2,391	4,067
Total	$3,090	$6,417	$9,507
Three Months Ended September 28, 2018
Concentrate operations	$1,191	$4,039	$5,230
Finished product operations	1,776	1,769	3,545
Total	$2,967	$5,808	$8,775

	United States	International	Total
Nine Months Ended September 27, 2019
Concentrate operations	$4,014	$11,782	$15,796
Finished product operations	4,824	7,578	12,402
Total	$8,838	$19,360	$28,198
Nine Months Ended September 28, 2018
Concentrate operations	$3,563	$11,961	$15,524
Finished product operations	5,035	5,935	10,970
Total	$8,598	$17,896	$26,494

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
Equity securities with readily determinable fair values that are not accounted for under the equity method and debt securities classified as trading are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. Equity method investments, equity securities without readily determinable fair values and debt securities classified as available-for-sale or held-to-maturity are reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value of the investment to determine whether or not an impairment exists. We also perform this evaluation every reporting period for each investment for which an impairment indicator exists. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe a hypothetical marketplace participant would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Equity Securities
The carrying values of our equity securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
September 27, 2019
Marketable securities	$310	$—
Other investments	796	82
Other assets	989	—
Total equity securities	$2,095	$82
December 31, 2018
Marketable securities	$278	$—
Other investments	787	80
Other assets	869	—
Total equity securities	$1,934	$80

The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	September 27, 2019	September 28, 2018
Net gains (losses) recognized during the period related to equity securities	$29	$62
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	—	5
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$29	$57

	Nine Months Ended
	September 27, 2019	September 28, 2018
Net gains (losses) recognized during the period related to equity securities	$163	$21
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	16	13
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$147	$8

Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
September 27, 2019
Trading securities	$45	$1	$—	$46
Available-for-sale securities	3,445	150	(2)	3,593
Total debt securities	$3,490	$151	$(2)	$3,639
December 31, 2018
Trading securities	$45	$—	$(1)	$44
Available-for-sale securities	4,901	119	(27)	4,993
Total debt securities	$4,946	$119	$(28)	$5,037

The fair values of our debt securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	September 27, 2019		December 31, 2018
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Cash and cash equivalents	$—	$155	$—	$—
Marketable securities	46	3,100	44	4,691
Other assets	—	338	—	302
Total debt securities	$46	$3,593	$44	$4,993

The contractual maturities of these available-for-sale debt securities as of September 27, 2019 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$2,145	$2,200
After 1 year through 5 years	1,038	1,102
After 5 years through 10 years	72	85
After 10 years	190	206
Total	$3,445	$3,593

The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.

The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Gross gains	$9	$11	$37	$19
Gross losses	(1)	(8)	(5)	(21)
Proceeds	1,284	3,421	3,074	9,744

Captive Insurance Companies
In accordance with local insurance regulations, our captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of its consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. This captive's solvency capital funds included equity and debt securities of $1,197 million as of September 27, 2019 and $1,056 million as of December 31, 2018, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations.
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

	September 27, 2019	December 31, 2018
Raw materials and packaging	$2,044	$2,025
Finished goods	881	773
Other	341	273
Total inventories	$3,266	$3,071

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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	September 27, 2019	December 31, 2018
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$80	$43
Foreign currency contracts	Other assets	103	114
Interest rate contracts	Other assets	695	88
Total assets		$878	$245
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$38	$19
Foreign currency contracts	Other liabilities	36	15
Commodity contracts	Accounts payable and accrued expenses	—	1
Interest rate contracts	Other liabilities	—	40
Total liabilities		$74	$75
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
2 Refer to Note 16 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	September 27, 2019	December 31, 2018
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$52	$61
Commodity contracts	Prepaid expenses and other assets	1	2
Other derivative instruments	Prepaid expenses and other assets	10	7
Other derivative instruments	Other assets	2	—
Total assets		$65	$70
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$33	$101
Foreign currency contracts	Other liabilities	4	—
Commodity contracts	Accounts payable and accrued expenses	60	38
Commodity contracts	Other liabilities	4	8
Other derivative instruments	Accounts payable and accrued expenses	—	13
Total liabilities		$101	$160
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualify for the Company's foreign currency cash flow hedging program were $7,833 million and $3,175 million as of September 27, 2019 and December 31, 2018, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of these foreign currency denominated assets and liabilities due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that have been designated as cash flow hedges for the Company's foreign currency denominated assets and liabilities were $3,028 million as of September 27, 2019 and December 31, 2018.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $2 million and $9 million as of September 27, 2019 and December 31, 2018, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. As of September 27, 2019 and December 31, 2018, we did not have any interest rate swaps designated as a cash flow hedge. During the nine months ended September 28, 2018, we discontinued a cash flow hedge relationship related to these swaps. We reclassified a loss of $8 million into earnings as a result of the discontinuance.
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income ("OCI"), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)[2]	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	[2]
Three Months Ended September 27, 2019
Foreign currency contracts	$71	Net operating revenues	$(5)	$—
Foreign currency contracts	3	Cost of goods sold	2	—
Foreign currency contracts	—	Interest expense	(3)	—
Foreign currency contracts	(46)	Other income (loss) — net	(46)	—
Interest rate contracts	(30)	Interest expense	(10)	—
Commodity contracts	1	Cost of goods sold	—	—
Total	$(1)		$(62)	$—
Three Months Ended September 28, 2018
Foreign currency contracts	$2	Net operating revenues	$43	$—	[3]
Foreign currency contracts	3	Cost of goods sold	4	—	[3]
Foreign currency contracts	—	Interest expense	(2)	—
Foreign currency contracts	20	Other income (loss) — net	23	2
Interest rate contracts	—	Interest expense	(9)	—
Total	$25		$59	$2

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
3 Includes a de minimis amount of ineffectiveness in the hedging relationship.

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)[2]	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	[2]
Nine Months Ended September 27, 2019
Foreign currency contracts	$44	Net operating revenues	$2	$—
Foreign currency contracts	1	Cost of goods sold	9	—
Foreign currency contracts	—	Interest expense	(7)	—
Foreign currency contracts	(99)	Other income (loss) — net	(139)	—
Interest rate contracts	(47)	Interest expense	(30)	—
Commodity contracts	1	Cost of goods sold	—	—
Total	$(100)		$(165)	$—
Nine Months Ended September 28, 2018
Foreign currency contracts	$10	Net operating revenues	$97	$1
Foreign currency contracts	13	Cost of goods sold	5	(3)
Foreign currency contracts	—	Interest expense	(6)	—
Foreign currency contracts	46	Other income (loss) — net	3	4
Interest rate contracts	22	Interest expense	(29)	(8)
Commodity contracts	—	Cost of goods sold	—	(5)
Total	$91		$70	$(11)

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
As of September 27, 2019, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $16 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives related to our fair value hedges of this type were $12,655 million and $8,023 million as of September 27, 2019 and December 31, 2018, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. As of September 27, 2019 and December 31, 2018, we did not have any fair value hedges of this type.

The following tables summarize the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		September 27, 2019	September 28, 2018
Interest rate contracts	Interest expense	$206	$(38)
Fixed-rate debt	Interest expense	(200)	41
Net impact to interest expense		$6	$3
Net impact of fair value hedging instruments		$6	$3

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Nine Months Ended
		September 27, 2019	September 28, 2018
Interest rate contracts	Interest expense	$647	$(57)
Fixed-rate debt	Interest expense	(637)	50
Net impact to interest expense		$10	$(7)
Foreign currency contracts	Other income (loss) — net	$—	$(6)
Available-for-sale securities	Other income (loss) — net	—	6
Net impact to other income (loss) — net		$—	$—
Net impact of fair value hedging instruments		$10	$(7)

The following table summarizes the amounts recorded in the condensed consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

	Carrying Value of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Value of the Hedged Item[1]
	September 27, 2019	December 31, 2018	September 27, 2019	December 31, 2018
Long-term debt	$13,091	$8,043	$710	$62
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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Nine Months Ended
	September 27, 2019	December 31, 2018	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Foreign currency contracts	$325	$—	$13	$6	$42	$6
Foreign currency denominated debt	12,034	12,494	476	53	444	347
Total	$12,359	$12,494	$489	$59	$486	$353

The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three and nine months ended September 27, 2019 and September 28, 2018. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended September 27, 2019 and September 28, 2018. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our condensed consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,655 million and $10,939 million as of September 27, 2019 and December 31, 2018, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our condensed consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $552 million and $373 million as of September 27, 2019 and December 31, 2018, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		September 27, 2019	September 28, 2018
Foreign currency contracts	Net operating revenues	$15	$8
Foreign currency contracts	Cost of goods sold	2	9
Foreign currency contracts	Other income (loss) — net	(21)	29
Commodity contracts	Cost of goods sold	(60)	3
Other derivative instruments	Selling, general and administrative expenses	4	18
Other derivative instruments	Other income (loss) — net	5	—
Total		$(55)	$67

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Nine Months Ended
		September 27, 2019	September 28, 2018
Foreign currency contracts	Net operating revenues	$2	$34
Foreign currency contracts	Cost of goods sold	4	3
Foreign currency contracts	Other income (loss) — net	(46)	(87)
Interest rate contracts	Interest expense	—	(1)
Commodity contracts	Cost of goods sold	(58)	15
Other derivative instruments	Selling, general and administrative expenses	32	11
Other derivative instruments	Other income (loss) — net	39	—
Total		$(27)	$(25)

NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the nine months ended September 27, 2019, the Company issued euro- and U.S. dollar-denominated debt of €3,500 million and $2,000 million, respectively. The carrying value of this debt as of September 27, 2019 was $5,793 million. The general terms of the notes issued are as follows:

•	€750 million total principal amount of notes due March 8, 2021, at a variable interest rate equal to the three month Euro Interbank Offered Rate ("EURIBOR") plus 0.20 percent;

•	€1,000 million total principal amount of notes due September 22, 2022, at a fixed interest rate of 0.125 percent;

•	€1,000 million total principal amount of notes due September 22, 2026, at a fixed interest rate of 0.75 percent;

•	€750 million total principal amount of notes due March 8, 2031, at a fixed interest rate of 1.25 percent;

•	$1,000 million total principal amount of notes due September 6, 2024, at a fixed interest rate of 1.75 percent; and

•	$1,000 million total principal amount of notes due September 6, 2029, at a fixed interest rate of 2.125 percent.
During the nine months ended September 27, 2019, the Company retired upon maturity:

•	€1,500 million total principal amount of notes due March 8, 2019, at a variable interest rate equal to the three month EURIBOR plus 0.25 percent;

•	$1,000 million total principal amount of notes due May 30, 2019, at a fixed interest rate of 1.375 percent; and

•	€2,000 million total principal amount of notes due September 9, 2019, at a variable interest rate equal to the three month EURIBOR plus 0.23 percent.
NOTE 8: LEASES
We have operating leases primarily for real estate, vehicles, and manufacturing and other equipment.
Balance sheet information related to operating leases is as follows (in millions):

September 27, 2019
Operating lease ROU assets[1]	$1,310
Current portion of operating lease liabilities[2]	$253
Noncurrent portion of operating lease liabilities[3]	1,076
Total operating lease liabilities	$1,329
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
We had operating lease costs of $78 million and $236 million for the three and nine months ended September 27, 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $257 million during the nine months ended September 27, 2019. Operating lease ROU assets obtained in exchange for operating lease obligations were $214 million during the nine months ended September 27, 2019.

Information associated with the measurement of our remaining operating lease obligations as of September 27, 2019 is as follows:

Weighted-average remaining lease term	7 years
Weighted-average discount rate	3%

The following table summarizes the maturity of our operating lease liabilities as of September 27, 2019 (in millions):

2019	$72
2020	272
2021	236
2022	201
2023	163
Thereafter	521
Total operating lease payments	1,465
Less: Imputed interest	136
Total operating lease liabilities	$1,329

Our leases have remaining lease terms of 1 year to 25 years, inclusive of renewal or termination options that we are reasonably certain to exercise.
NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
As of September 27, 2019, we were contingently liable for guarantees of indebtedness owed by third parties of $595 million, of which $244 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Tax Audits
The Company is involved in various tax matters, some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained; (2) the tax position is "more likely than not" to be sustained but for a lesser amount; or (3) the tax position is "more likely than not" to be sustained but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved. The number of years subject to tax audits or tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained; (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Refer to Note 15.

On September 17, 2015, the Company received a Statutory Notice of Deficiency (the "Notice") from the Internal Revenue Service ("IRS") for the tax years 2007 through 2009 after a five-year audit. In the Notice, the IRS claimed that the Company's U.S. taxable income should be increased by an amount that creates a potential additional federal income tax liability of approximately $3.3 billion for the period plus interest. No penalties were asserted in the Notice. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing, and promotion of products in certain foreign markets.
During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement (the "Closing Agreement") that applied back to 1987. The Closing Agreement provided prospective penalty protection conditioned on the Company's continued adherence to the prescribed methodology absent a change in material facts or circumstances or relevant federal tax law. Although the IRS subsequently asserted, without explanation, that material facts and circumstances and relevant federal tax law had changed, it has not asserted penalties. The Company's compliance with the Closing Agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
The Notice represents a repudiation of the methodology previously adopted in the Closing Agreement. The IRS designated the matter for litigation on October 15, 2015. Due to the fact that the matter remains designated, the Company is prevented from pursuing any administrative settlement at IRS Appeals or under the IRS Advance Pricing and Mutual Agreement Program.
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
The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018. The Company and the IRS filed and exchanged final post-trial briefs in April 2019. It is not known how much time will elapse thereafter prior to the issuance of the court's opinion. In the interim, or subsequent to the court's opinion, the IRS may propose similar adjustments for years subsequent to the 2007-2009 litigation period. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the Notice ultimately could be sustained. In that event, the Company may be subject to significant additional liabilities for the years at issue and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations, and cash flows.
The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and other examinations for all open years to determine the adequacy of its tax reserves. Any such adjustments related to years prior to 2018, either in the litigation period or later, may have an impact on the transition tax payable as part of the Tax Reform Act.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $308 million and $362 million as of September 27, 2019 and December 31, 2018, respectively.
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

AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	September 27, 2019	December 31, 2018
Foreign currency translation adjustments[1]	$(11,803)	$(11,045)
Accumulated derivative net gains (losses)[1,2]	(125)	(126)
Unrealized net gains (losses) on available-for-sale debt securities[1]	103	50
Adjustments to pension and other benefit liabilities[1]	(1,881)	(1,693)
Accumulated other comprehensive income (loss)	$(13,706)	$(12,814)

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
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended September 27, 2019
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$6,878	$42	$6,920
Other comprehensive income:
Net foreign currency translation adjustments	(549)	(130)	(679)
Net gains (losses) on derivatives[1]	30	—	30
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	46	—	46
Net change in pension and other benefit liabilities	100	—	100
Total comprehensive income	$6,505	$(88)	$6,417
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended September 27, 2019	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(256)	$(6)	$(262)
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(924)	—	(924)
Gains (losses) on net investment hedges arising during the period[1]	489	(122)	367
Net foreign currency translation adjustments	$(691)	$(128)	$(819)
Derivatives:
Gains (losses) arising during the period	$(2)	$1	$(1)
Reclassification adjustments recognized in net income	62	(15)	47
Net gains (losses) on derivatives[1]	$60	$(14)	$46
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$29	$(7)	$22
Reclassification adjustments recognized in net income	(8)	2	(6)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$21	$(5)	$16
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$4	$—	$4
Reclassification adjustments recognized in net income	37	(9)	28
Net change in pension and other benefit liabilities	$41	$(9)	$32
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(569)	$(156)	$(725)

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Nine Months Ended September 27, 2019	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(141)	$(77)	$(218)
Reclassification adjustments recognized in net income	192	—	192
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(888)	—	(888)
Gains (losses) on net investment hedges arising during the period[1]	486	(121)	365
Net foreign currency translation adjustments	$(351)	$(198)	$(549)
Derivatives:
Gains (losses) arising during the period	$(119)	$24	$(95)
Reclassification adjustments recognized in net income	166	(41)	125
Net gains (losses) on derivatives[1]	$47	$(17)	$30
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$88	$(17)	$71
Reclassification adjustments recognized in net income	(32)	7	(25)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$56	$(10)	$46
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$11	$5	$16
Reclassification adjustments recognized in net income	111	(27)	84
Net change in pension and other benefit liabilities	$122	$(22)	$100
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(126)	$(247)	$(373)

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended September 28, 2018	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(446)	$19	$(427)
Reclassification adjustments recognized in net income	170	—	170
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(119)	—	(119)
Gains (losses) on net investment hedges arising during the period[1]	59	(15)	44
Net foreign currency translation adjustments	$(336)	$4	$(332)
Derivatives:
Gains (losses) arising during the period	$19	$(7)	$12
Reclassification adjustments recognized in net income	(58)	16	(42)
Net gains (losses) on derivatives[1]	$(39)	$9	$(30)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(13)	$24	$11
Reclassification adjustments recognized in net income	(3)	2	(1)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(16)	$26	$10
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$7	$—	$7
Reclassification adjustments recognized in net income	65	(16)	49
Net change in pension and other benefit liabilities	$72	$(16)	$56
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(319)	$23	$(296)

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Nine Months Ended September 28, 2018	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,431)	$(66)	$(1,497)
Reclassification adjustments recognized in net income	268	—	268
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(695)	—	(695)
Gains (losses) on net investment hedges arising during the period[1]	353	(88)	265
Net foreign currency translation adjustments	$(1,505)	$(154)	$(1,659)
Derivatives:
Gains (losses) arising during the period	$84	$(21)	$63
Reclassification adjustments recognized in net income	(56)	15	(41)
Net gains (losses) on derivatives[1]	$28	$(6)	$22
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(139)	$45	$(94)
Reclassification adjustments recognized in net income	2	1	3
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(137)	$46	$(91)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$278	$(62)	$216
Reclassification adjustments recognized in net income	209	(53)	156
Net change in pension and other benefit liabilities	$487	$(115)	$372
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,127)	$(229)	$(1,356)

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended September 27, 2019	Nine Months Ended September 27, 2019
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$—	$192
	Income before income taxes	—	192
	Income taxes	—	—
	Consolidated net income	$—	$192
Derivatives:
Foreign currency contracts	Net operating revenues	$5	$(2)
Foreign currency contracts	Cost of goods sold	(2)	(9)
Foreign currency contracts	Other income (loss) — net	46	139
Divestitures, deconsolidations and other	Other income (loss) — net	—	1
Foreign currency and interest rate contracts	Interest expense	13	37
	Income before income taxes	62	166
	Income taxes	(15)	(41)
	Consolidated net income	$47	$125
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$(8)	$(32)
	Income before income taxes	(8)	(32)
	Income taxes	2	7
	Consolidated net income	$(6)	$(25)
Pension and other benefit liabilities:
Recognized net actuarial loss	Other income (loss) — net	$39	$116
Recognized prior service cost (credit)	Other income (loss) — net	(2)	(5)
	Income before income taxes	37	111
	Income taxes	(9)	(27)
	Consolidated net income	$28	$84

[1]	Primarily related to our previously held equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 2.

NOTE 11: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended September 27, 2019	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
June 28, 2019	4,275	$20,295	$64,602	$(12,981)	$1,760	$16,833	$(52,033)	$2,114
Comprehensive income (loss)	—	1,723	2,593	(725)	—	—	—	(145)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.40 per share)	—	(1,714)	(1,714)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(7)	—	—	—	—	—	(7)
Business combinations including purchase accounting adjustments	—	8	—	—	—	—	—	8
Impact related to stock-based compensation plans	9	378	—	—	—	206	172	—
September 27, 2019	4,284	$20,683	$65,481	$(13,706)	$1,760	$17,039	$(51,861)	$1,970

			Shareowners of The Coca-Cola Company
Nine Months Ended September 27, 2019	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2018	4,268	$19,058	$63,234	$(12,814)	$1,760	$16,520	$(51,719)	$2,077
Adoption of accounting standards[1]	—	(18)	501	(519)	—	—	—	—
Comprehensive income (loss)	—	6,417	6,878	(373)	—	—	—	(88)
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.20 per share)	—	(5,132)	(5,132)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(27)	—	—	—	—	—	(27)
Business combinations including purchase accounting adjustments	—	8	—	—	—	—	—	8
Purchases of treasury stock	(14)	(635)	—	—	—	—	(635)	—
Impact related to stock-based compensation plans	30	1,012	—	—	—	519	493	—
September 27, 2019	4,284	$20,683	$65,481	$(13,706)	$1,760	$17,039	$(51,861)	$1,970
1 Refer to Note 1 and Note 6.

			Shareowners of The Coca-Cola Company
Three Months Ended September 28, 2018	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
June 29, 2018	4,253	$20,176	$63,808	$(11,774)	$1,760	$16,117	$(51,588)	$1,853
Comprehensive income (loss)	—	1,644	1,880	(296)	—	—	—	60
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.39 per share)	—	(1,660)	(1,660)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(6)	—	—	—	—	—	(6)
Purchases of treasury stock	(6)	(241)	—	—	—	—	(241)	—
Impact related to stock-based compensation plans	9	258	—	—	—	149	109	—
Other activities	—	7	—	—	—	—	—	7
September 28, 2018	4,256	$20,178	$64,028	$(12,070)	$1,760	$16,266	$(51,720)	$1,914

			Shareowners of The Coca-Cola Company
Nine Months Ended September 28, 2018	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2017	4,259	$18,977	$60,430	$(10,305)	$1,760	$15,864	$(50,677)	$1,905
Adoption of accounting standards[1]	—	2,605	3,014	(409)	—	—	—	—
Comprehensive income (loss)	—	4,217	5,564	(1,356)	—	—	—	9
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.17 per share)	—	(4,980)	(4,980)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(19)	—	—	—	—	—	(19)
Business combinations	—	13	—	—	—	—	—	13
Purchases of treasury stock	(33)	(1,451)	—	—	—	—	(1,451)	—
Impact related to stock-based compensation plans	30	810	—	—	—	402	408	—
Other activities	—	6	—	—	—	—	—	6
September 28, 2018	4,256	$20,178	$64,028	$(12,070)	$1,760	$16,266	$(51,720)	$1,914
1 Refer to Note 1, Note 3 and Note 4.

NOTE 12: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended September 27, 2019, the Company recorded other operating charges of $125 million. These charges primarily consisted of $61 million related to the Company's productivity and reinvestment program and $42 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $21 million for costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Refer to Note 13 for additional information on the Company's productivity and reinvestment program. Refer to Note 16 for information on how the Company determined the trademark impairment charge. Refer to Note 17 for the impact these charges had on our operating segments and Corporate.
During the nine months ended September 27, 2019, the Company recorded other operating charges of $344 million. These charges primarily consisted of $184 million related to the Company's productivity and reinvestment program and $42 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $46 million of transaction costs associated with the purchase of Costa, which we acquired in January 2019, and $61 million for costs incurred to refranchise certain of our North America bottling operations. Refer to Note 2 for additional information on the acquisition of Costa. Refer to Note 13 for additional information on the Company's productivity and reinvestment program. Refer to Note 16 for information on how the Company determined the trademark impairment charge. Refer to Note 17 for the impact these charges had on our operating segments and Corporate.
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
Other Nonoperating Items
Equity Income (Loss) — Net
During the three and nine months ended September 27, 2019, the Company recorded net charges of $39 million and $107 million, respectively. During the three and nine months ended September 28, 2018, the Company recorded a net gain of $19 million and a net charge of $65 million, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17 for the impact these items had on our operating segments and Corporate.

Other Income (Loss) — Net
During the three months ended September 27, 2019, the Company recognized a gain of $739 million on the sale of a retail and office building in New York City. The Company also recognized a net gain of $38 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. In addition, the Company recorded an other-than-temporary impairment charge of $120 million related to Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"), an equity method investee, and other-than-temporary impairment charges of $255 million related to certain equity method investees in the Middle East. The Company also recorded net charges of $103 million primarily related to post-closing adjustments as contemplated by the related agreements associated with the refranchising of certain bottling territories in North America. Refer to Note 2 for additional information on refranchising activities. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 16 for information on how the Company determined the impairment charges. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
During the nine months ended September 27, 2019, the Company recognized a gain of $739 million on the sale of a retail and office building in New York City. The Company also recognized a net gain of $197 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a gain of $39 million related to the sale of a portion of our equity ownership interest in Andina. These gains were partially offset by other-than-temporary impairment charges of $406 million related to CCBJHI, an equity method investee, $57 million related to one of our equity method investees in North America, $255 million related to certain equity method investees in the Middle East and $49 million related to one of our equity method investees in Latin America. The Company also recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million and recognized a $121 million loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. Additionally, the Company recognized net charges of $107 million primarily related to post-closing adjustments as contemplated by the related agreements associated with the refranchising of certain bottling territories in North America and charges of $4 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 for additional information on the CCBA asset adjustment, refranchising activities, the North America conversion payments, the acquisition of the remaining equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 16 for information on how the Company determined the adjustment to CCBA's assets, impairment charges and the loss recognized in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
During the three months ended September 28, 2018, the Company recorded an impairment charge of $554 million related to assets held by CCBA, net charges of $275 million due to the refranchising of certain bottling territories in North America and an other-than-temporary impairment charge of $205 million related to our equity method investee in Indonesia. The Company also recorded charges of $35 million related to pension settlements and charges of $12 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a net gain of $370 million related to the sale of our equity ownership in Lindley and a net gain of $11 million related to the refranchising of our Latin American bottling operations. The Company also recognized a net gain of $41 million related to economic hedging activity associated with certain acquisition and divestiture activities, and a net gain of $64 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 2 for additional information on the CCBA asset impairment, refranchising activities, North America conversion payments and the sale of our equity ownership in Lindley. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 6 for additional information on our hedging activities. Refer to Note 16 for information on how the Company determined the impairment charges. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
During the nine months ended September 28, 2018, the Company recorded an impairment charge of $554 million related to assets held by CCBA, net charges of $379 million due to the refranchising of certain bottling territories in North America and other-than-temporary impairment charges of $257 million related to two of our equity method investees. The Company also recorded charges of $121 million related to pension settlements, charges of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations and charges of $33 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a net gain of $370 million related to the sale of our equity ownership in Lindley and a net gain of $47 million related to the refranchising of our Latin American bottling operations. The Company also recognized a net gain of $41 million related to economic hedging activity associated with certain acquisition and divestiture activities, and a net gain of $15 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 2 for additional information on the CCBA asset impairment, refranchising activities, North America conversion payments and the sale of our equity ownership in Lindley. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 6 for additional information on our hedging activities. Refer to Note 16 for information on how the Company determined the impairment charges. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
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
In April 2017, the Company announced another expansion of our productivity and reinvestment program. This expansion is focused on achieving additional efficiencies in both our supply chain and our marketing expenditures as well as transitioning to a new, more agile operating model to enable growth. Under this operating model, our business units will be supported by an expanded enabling services organization and a corporate center focused on a few strategic initiatives, policy and governance. The expanded enabling services organization will focus on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence. Certain productivity initiatives included in this program, primarily related to our enabling services organization, will continue beyond 2019.
The Company has incurred total pretax expenses of $3,750 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 17 for the impact these charges had on our operating segments and Corporate. Outside services reported in the tables below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the tables below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended September 27, 2019 (in millions):

	Accrued Balance June 28, 2019	Costs Incurred Three Months Ended September 27, 2019	Payments	Noncash and Exchange	Accrued Balance September 27, 2019
Severance pay and benefits	$49	$6	$(10)	$—	$45
Outside services	8	23	(26)	—	5
Other direct costs	8	32	(26)	(6)	8
Total	$65	$61	$(62)	$(6)	$58

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the nine months ended September 27, 2019 (in millions):

	Accrued Balance December 31, 2018	Costs Incurred Nine Months Ended September 27, 2019	Payments	Noncash and Exchange	Accrued Balance September 27, 2019
Severance pay and benefits	$76	$18	$(50)	$1	$45
Outside services	10	73	(78)	—	5
Other direct costs	4	93	(66)	(23)	8
Total	$90	$184	$(194)	$(22)	$58

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost (income) for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Service cost	$26	$30	$2	$3
Interest cost	73	75	7	6
Expected return on plan assets[1]	(138)	(160)	(3)	(3)
Amortization of prior service credit	(1)	(1)	(1)	(4)
Amortization of net actuarial loss	38	29	1	1
Net periodic benefit cost (income)	(2)	(27)	6	3
Curtailment charges[2]	—	5	—	—
Settlement charges[2]	—	35	—	—
Special termination benefits[2]	—	8	—	—
Total cost (income) recognized in condensed consolidated statements of income	$(2)	$21	$6	$3
1 The weighted-average expected long-term rates of return on plan assets used in computing 2019 net periodic benefit cost (income) are 7.7 percent for pension benefit plans and 4.6 percent for other benefit plans.
2 The curtailment charges, settlement charges and special termination benefits in 2018 were related to North America refranchising and the Company's productivity and reinvestment program.

	Pension Benefits		Other Benefits
	Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Service cost	$78	$93	$7	$8
Interest cost	218	221	20	18
Expected return on plan assets[1]	(414)	(490)	(10)	(10)
Amortization of prior service cost (credit)	(3)	3	(2)	(11)
Amortization of net actuarial loss	114	92	2	3
Net periodic benefit cost (income)	(7)	(81)	17	8
Curtailment charges[2]	—	5	—	—
Settlement charges[2]	—	121	—	—
Special termination benefits[2]	—	8	—	—
Total cost (income) recognized in condensed consolidated statements of income	$(7)	$53	$17	$8
1 The weighted-average expected long-term rates of return on plan assets used in computing 2019 net periodic benefit cost (income) are
7.7 percent for pension benefit plans and 4.6 percent for other benefit plans.
2 The curtailment charges, settlement charges and special termination benefits in 2018 were related to North America refranchising and the Company's productivity and reinvestment program.
All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our condensed consolidated statements of income. During the nine months ended September 27, 2019, the Company contributed $29 million to our pension trusts. We do not anticipate making additional contributions for the remainder of 2019. The Company contributed $98 million to our pension trusts during the nine months ended September 28, 2018.
NOTE 15: INCOME TAXES
The Company recorded income taxes of $503 million (16.3 percent effective tax rate) and $555 million (23.4 percent effective tax rate) during the three months ended September 27, 2019 and September 28, 2018, respectively. The Company recorded income taxes of $1,446 million (17.3 percent effective tax rate) and $1,711 million (23.6 percent effective tax rate) during the nine months ended September 27, 2019 and September 28, 2018, respectively.

The Company's effective tax rates for the three and nine months ended September 27, 2019 and September 28, 2018 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
The Company's effective tax rates for the three and nine months ended September 27, 2019 included $213 million and $245 million, respectively, of net tax benefit recorded, primarily associated with return to provision adjustments. Also included are excess tax benefits associated with the Company's stock-based compensation arrangements and net tax charges for changes to our uncertain tax positions, including interest and penalties, as well as for agreed-upon tax matters. The Company's effective tax rate for the nine months ended September 27, 2019 also included $199 million of tax benefit recorded as a result of CCBA no longer qualifying as a discontinued operation.
The Company's effective tax rates for the three and nine months ended September 28, 2018 included $125 million of tax benefit and $9 million of tax expense, respectively, to adjust our provisional tax estimate recorded as of December 31, 2017 related to the Tax Reform Act signed into law on December 22, 2017.
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
The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

September 27, 2019	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,815	$210	$11	$59	$—		$2,095
Debt securities[1]	—	3,620	19	—	—		3,639
Derivatives[2]	6	937	—	—	(537)	[5]	406	[7]
Total assets	$1,821	$4,767	$30	$59	$(537)		$6,140
Liabilities:
Derivatives[2]	$(38)	$(137)	$—	$—	$147	[6]	$(28)	[7]
Total liabilities	$(38)	$(137)	$—	$—	$147		$(28)
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

[5]	The Company is obligated to return $430 million in cash collateral it has netted against its derivative position.

[6]	The Company has the right to reclaim $4 million in cash collateral it has netted against its derivative position.

[7]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $406 million in the line item other assets and $28 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

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

[7]
The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $54 million in the line item other assets; $3 million in the line item accounts payable and accrued expenses and $50 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and nine months ended September 27, 2019 and September 28, 2018.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended September 27, 2019 and September 28, 2018.
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

The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended				Nine Months Ended
	September 27, 2019		September 28, 2018		September 27, 2019		September 28, 2018
Other-than-temporary impairment charges	$(375)	[1]	$(205)	[1]	$(767)	[1]	$(257)	[1]
CCBA asset adjustments	—		(554)	[3]	(160)	[3]	(554)	[3]
Investment in former equity method investee	—		—		(121)	[4]	—
Other long-lived asset impairment charges	—		—		—		(312)	[5]
Intangible asset impairment charges	(42)	[2]	—		(42)	[2]	(138)	[5]
Total	$(417)		$(759)		$(1,090)		$(1,261)

1 During the three and nine months ended September 27, 2019, the Company recorded other-than-temporary impairment charges of $120 million and $406 million, respectively, related to CCBJHI, an equity method investee. Based on the extent to which the market value of our investment in CCBJHI has been less than our carrying value and the financial condition and near-term prospects of the issuer, management determined that the decline in fair value was other than temporary in nature. These impairment charges were determined using the quoted market prices (a Level 1 measurement) of CCBJHI. During the three and nine months ended September 27, 2019, we also recorded other-than-temporary impairment charges of $255 million related to certain equity method investees in the Middle East. These impairment charges were derived using Level 3 inputs and were primarily driven by revised projections of future operating results largely related to instability in the region and recent changes in local excise taxes. During the nine months ended September 27, 2019, we recorded an other-than-temporary impairment charge of $57 million related to one of our equity method investees in North America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results. During the nine months ended September 27, 2019, we also recorded an other-than-temporary impairment charge of $49 million related to one of our equity method investees in Latin America. This impairment charge was primarily driven by revised projections of future operating results based on Level 3 inputs. During the three and nine months ended September 28, 2018, we recognized an other-than-temporary impairment charge of $205 million related to our equity method investee in Indonesia. This impairment was primarily driven by revised projections of future operating results reflecting unfavorable macroeconomic conditions and foreign currency exchange rate fluctuations. This impairment charge was derived using discounted cash flow analyses based on Level 3 inputs. During the nine months ended September 28, 2018, we recognized an other-than-temporary impairment charge of $52 million related to one of our equity method investees in Latin America. This impairment was primarily driven by revised projections of future operating results. This impairment charge was derived using discounted cash flow analyses based on Level 3 inputs.
2 During the three and nine months ended September 27, 2019, the Company recorded an impairment charge of $42 million related to a trademark in Asia Pacific, which was primarily driven by revised projections of future operating results for the trademark. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
3 During the three and nine months ended September 28, 2018, the Company recorded an impairment charge of $554 million related to assets held by CCBA. This charge was incurred primarily as a result of management's view of the proceeds that were expected to be received upon the sale of CCBA based on revised projections of future operating results and foreign currency exchange rate fluctuations. The fair value of these assets was derived using discounted cash flow analyses based on Level 3 inputs. As a result of CCBA no longer being classified as held for sale, during the nine months ended September 27, 2019, the Company was required to measure CCBA's property, plant and equipment and definite-lived intangible assets at the lower of their current fair values or their carrying amounts before they were classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been classified as held and used during the period that CCBA was classified as held for sale. As a result, we reduced the carrying value of CCBA's property, plant and equipment and definite-lived intangible assets by $34 million and $126 million, respectively, based on Level 3 inputs. Refer to Note 2.
4 During the nine months ended September 27, 2019, the Company recognized a loss of $121 million in conjunction with our acquisition of the remaining equity ownership interest in CHI, primarily driven by foreign currency exchange rate fluctuations. The fair value of this investment was derived using discounted cash flow analyses based on Level 3 inputs. Refer to Note 2.
5 The Company recorded charges of $312 million and $138 million related to CCR's property, plant and equipment and intangible assets, respectively, during the nine months ended September 28, 2018. These charges were a result of management's revised estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. These charges were determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the short-term maturities of these financial instruments. As of September 27, 2019, the carrying amount and fair value of our long-term debt, including the current portion, were $31,504 million and $32,436 million, respectively. As of December 31, 2018, the carrying amount and fair value of our long-term debt, including the current portion, were $30,379 million and $30,456 million, respectively.
NOTE 17: OPERATING SEGMENTS

Effective January 1, 2019, we established a new operating segment, Global Ventures, which includes the results of Costa, which we acquired in January 2019, and the results of our innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster. Additionally, in the second quarter of 2019, the Company updated its plans for CCBA and now intends to maintain its majority stake in CCBA for the foreseeable future. As a result, the Company now presents the financial results of CCBA within its results from continuing operations and includes the results of CCBA in the Bottling Investments operating segment. Accordingly, all prior period operating segment and Corporate information presented herein has been adjusted to reflect these changes.
Information about our Company's operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
As of and for the Three Months Ended September 27, 2019
Net operating revenues:
Third party	$1,672	$1,045	$3,137	$1,319	$629	$1,681	$24	$—	$9,507
Intersegment	156	—	1	143	—	3	—	(303)	—
Total net operating revenues	1,828	1,045	3,138	1,462	629	1,684	24	(303)	9,507
Operating income (loss)	886	603	641	594	77	7	(309)	—	2,499
Income (loss) before income taxes	651	605	658	603	80	55	440	—	3,092
Identifiable operating assets	8,363	1,895	17,895	2,118	6,935	10,456	20,204	—	67,866
Noncurrent investments	483	719	365	223	14	13,892	3,871	—	19,567
As of and for the Three Months Ended September 28, 2018
Net operating revenues:
Third party	$1,702	$1,001	$2,972	$1,348	$183	$1,552	$17	$—	$8,775
Intersegment	124	1	119	72	—	13	—	(329)	—
Total net operating revenues	1,826	1,002	3,091	1,420	183	1,565	17	(329)	8,775
Operating income (loss)	933	640	663	614	44	24	(304)	—	2,614
Income (loss) before income taxes	943	636	662	628	47	(152)	(391)	—	2,373
Identifiable operating assets	7,884	1,685	17,693	2,254	969	8,647	25,790	—	64,922
Noncurrent investments	1,158	760	404	220	—	15,703	3,710	—	21,955
As of December 31, 2018
Identifiable operating assets	$7,414	$1,715	$17,519	$1,996	$968	$10,525	$22,800	$—	$62,937
Noncurrent investments	789	784	400	216	—	14,372	3,718	—	20,279

During the three months ended September 27, 2019, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $12 million for North America, $1 million for Europe, Middle East and Africa and $48 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 13.

•	Operating income (loss) and income (loss) before income taxes were reduced by $42 million for Asia Pacific due to an impairment charge related to a trademark. Refer to Note 16.

•
Operating income (loss) and income (loss) before income taxes were reduced by $21 million for Bottling Investments due to costs incurred to refranchise certain of our North America bottling operations.

•
Income (loss) before income taxes was reduced by $255 million for Europe, Middle East and Africa due to other-than-temporary impairment charges related to certain of our equity method investees in the Middle East. Refer to Note 16.

•	Income (loss) before income taxes was reduced by $120 million for Bottling Investments due to an other-than-temporary impairment charge related to CCBJHI, an equity method investee. Refer to Note 16.

•	Income (loss) before income taxes was reduced by $103 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 12.

•
Income (loss) before income taxes was reduced by $39 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	Income (loss) before income taxes was increased by $739 million for Corporate as a result of the sale of a retail and office building in New York City.

During the three months ended September 28, 2018, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $39 million for North America, $10 million for Bottling Investments, and $65 million for Corporate due to the Company's productivity and reinvestment program. Operating income (loss) and income (loss) before income taxes were increased by $4 million for Europe, Middle East and Africa, $1 million for Latin America, and $2 million for Asia Pacific due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. In addition, income (loss) before income taxes was reduced by $35 million for Corporate due to pension settlements related to the Company's productivity and reinvestment program. Refer to Note 13 and Note 14.

•
Operating income (loss) and income (loss) before income taxes were reduced by $38 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2.

•	Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Corporate due to tax litigation expense.

•	Income (loss) before income taxes was reduced by $554 million for Corporate as a result of an impairment charge related to assets held by CCBA. Refer to Note 16.

•	Income (loss) before income taxes was reduced by $275 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $205 million for Bottling Investments due to an other-than-temporary impairment charge related to our equity method investee in Indonesia. Refer to Note 16.

•
Income (loss) before income taxes was reduced by $12 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	Income (loss) before income taxes was increased by $370 million for Corporate related to the sale of our equity ownership in Lindley. Refer to Note 2.

•	Income (loss) before income taxes was increased by $27 million for Corporate related to a net gain on the extinguishment of long-term debt.

•
Income (loss) before income taxes was increased by $21 million for Bottling Investments and reduced by $2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	Income (loss) before income taxes was increased by $11 million for Corporate related to the refranchising of our Latin American bottling operations. Refer to Note 2.

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
Nine Months Ended September 27, 2019
Net operating revenues:
Third party	$5,110	$2,944	$8,976	$3,729	$1,847	$5,513	$79	$—	$28,198
Intersegment	420	—	7	460	2	7	—	(896)	—
Total net operating revenues	5,530	2,944	8,983	4,189	1,849	5,520	79	(896)	28,198
Operating income (loss)	2,902	1,687	1,938	1,867	216	226	(914)	—	7,922
Income (loss) before income taxes	2,701	1,636	1,924	1,891	223	348	(357)	—	8,366
Nine Months Ended September 28, 2018
Net operating revenues:
Third party	$5,123	$2,990	$8,580	$3,853	$586	$5,277	$85	$—	$26,494
Intersegment	397	39	243	296	2	17	—	(994)	—
Total net operating revenues	5,520	3,029	8,823	4,149	588	5,294	85	(994)	26,494
Operating income (loss)	2,940	1,804	1,814	1,879	110	(318)	(902)	—	7,327
Income (loss) before income taxes	2,984	1,742	1,822	1,909	119	(274)	(1,042)	—	7,260

During the nine months ended September 27, 2019, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Europe, Middle East and Africa, $42 million for North America, $3 million for Bottling Investments and $137 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 13.

•
Operating income (loss) and income (loss) before income taxes were reduced by $61 million for Bottling Investments due to costs incurred to refranchise certain of our North America bottling operations. Refer to Note 2.

•
Operating income (loss) and income (loss) before income taxes were reduced by $46 million for Corporate related to transaction costs associated with the purchase of Costa, which we acquired in January 2019. Refer to Note 2.

•	Operating income (loss) and income (loss) before income taxes were reduced by $42 million for Asia Pacific due to an impairment charge related to a trademark. Refer to Note 16.

•	Income (loss) before income taxes was reduced by $406 million for Bottling Investments due to other-than-temporary impairment charges related to CCBJHI, an equity method investee. Refer to Note 16.

•
Income (loss) before income taxes was reduced by $255 million for Europe, Middle East and Africa due to other-than-temporary impairment charges related to certain of our equity method investees in the Middle East. Refer to Note 16.

•	Income (loss) before income taxes was reduced by $160 million for Corporate as a result of CCBA asset adjustments. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $121 million for Corporate resulting from a loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $105 million for Bottling Investments and $2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	Income (loss) before income taxes was reduced by $107 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	Income (loss) before income taxes was reduced by $57 million for North America due to an other-than-temporary impairment charge related to one of our equity method investees. Refer to Note 16.

•	Income (loss) before income taxes was reduced by $49 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees. Refer to Note 16.

•	Income (loss) before income taxes was increased by $739 million for Corporate as a result of the sale of a retail and office building in New York City.

•	Income (loss) before income taxes was increased by $39 million for Corporate related to the sale of a portion of our equity ownership interest in Andina. Refer to Note 2.
During the nine months ended September 28, 2018, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Latin America, $138 million for North America, $32 million for Bottling Investments and $144 million for Corporate due to the Company's productivity and reinvestment program. Operating income (loss) and income (loss) before income taxes were increased by $2 million for Europe, Middle East and Africa and $1 million for Asia Pacific due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. In addition, income (loss) before income taxes was reduced by $74 million for Corporate due to pension settlements related to the Company's productivity and reinvestment program. Refer to Note 13 and Note 14.

•	Operating income (loss) and income (loss) before income taxes were reduced by $450 million for Bottling Investments due to asset impairment charges. Refer to Note 16.

•
Operating income (loss) and income (loss) before income taxes were reduced by $117 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 12.

•	Operating income (loss) and income (loss) before income taxes were reduced by $31 million for Corporate due to tax litigation expense.

•	Income (loss) before income taxes was reduced by $554 million for Corporate as a result of an impairment charge related to assets held by CCBA. Refer to Note 16.

•	Income (loss) before income taxes was reduced by $379 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $205 million for Bottling Investments due to an other-than-temporary impairment charge related to our equity method investee in Indonesia. Refer to Note 16.

•
Income (loss) before income taxes was reduced by $78 million for Bottling Investments and was increased by $13 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	Income (loss) before income taxes was reduced by $52 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees. Refer to Note 16.

•	Income (loss) before income taxes was reduced by $47 million for Bottling Investments due to pension settlements related to the refranchising of North America bottling operations. Refer to Note 14.

•
Income (loss) before income taxes was reduced by $33 million for Bottling Investments primarily due to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations.

•
Income (loss) before income taxes was reduced by $33 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	Income (loss) before income taxes was increased by $370 million for Corporate related to the sale of our equity ownership in Lindley. Refer to Note 2.

•	Income (loss) before income taxes was increased by $47 million for Corporate related to the refranchising of our Latin American bottling operations. Refer to Note 2.

•	Income (loss) before income taxes was increased by $27 million for Corporate related to a net gain on the extinguishment of long-term debt.
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.
Effective January 1, 2019, we established a new operating segment, Global Ventures, which includes the results of Costa Limited ("Costa"), which we acquired in January 2019, and the results of our innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster Beverage Corporation ("Monster"). Additionally, during the second quarter of 2019, the Company updated its plans for Coca-Cola Beverages Africa Proprietary Limited ("CCBA") and now intends to maintain its majority stake in CCBA for the foreseeable future. As a result, the Company now presents the financial results of CCBA within its results from continuing operations and includes the results of CCBA in the Bottling Investments operating segment. Accordingly, all prior period operating segment and Corporate information presented herein has been adjusted to reflect these changes.
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

Investments in Equity and Debt Securities
During the three and nine months ended September 27, 2019, the Company recorded other-than-temporary impairment charges of $120 million and $406 million, respectively, related to Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"), an equity method investee. Based on the extent to which the market value of our investment in CCBJHI has been less than our carrying value and the financial condition and near-term prospects of the issuer, management determined that the decline in fair value was other than temporary in nature. During the three and nine months ended September 27, 2019, we also recorded other-than-temporary impairment charges of $255 million related to certain equity method investees in the Middle East. These impairment charges were primarily driven by revised projections of future operating results largely related to instability in the region and recent changes in local excise taxes.
During the nine months ended September 27, 2019, we recorded an other-than-temporary impairment charge of $57 million related to one of our equity method investees in North America. This charge was primarily driven by revised projections of future operating results. During the nine months ended September 27, 2019, we also recorded an other-than-temporary impairment charge of $49 million related to one of our equity method investees in Latin America. This impairment charge was primarily driven by revised projections of future operating results.
During the three and nine months ended September 28, 2018, the Company recorded other-than-temporary impairment charges of $205 million and $257 million, respectively, related to certain of our equity method investees, primarily driven by revised projections of future operating results. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements.
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's carrying value in investments in publicly traded companies accounted for under the equity method (in millions):

September 27, 2019	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$5,904	$3,736	$2,168
Coca-Cola European Partners plc	4,841	3,519	1,322
Coca-Cola FEMSA, S.A.B. de C.V.	3,500	1,798	1,702
Coca-Cola HBC AG	2,768	1,056	1,712
Coca-Cola Amatil Limited	1,625	575	1,050
Coca-Cola Bottlers Japan Holdings Inc.	788	788	—
Coca-Cola Consolidated, Inc.	748	144	604
Coca-Cola İçecek A.Ş.	303	203	100
Embotelladora Andina S.A.	202	118	84
Total	$20,679	$11,937	$8,742
As of September 27, 2019, gross unrealized gains and losses on available-for-sale debt securities were $150 million and $2 million, respectively. Management assessed each of the available-for-sale debt securities that was in a gross unrealized loss position on an individual basis to determine if the decline in fair value was other than temporary. As a result of these assessments, management determined that the decline in fair value of these investments was temporary and did not record any impairment charges. We will continue to monitor these investments in future periods. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
Property, Plant and Equipment
During the nine months ended September 27, 2019, the Company was required to measure CCBA's property, plant and equipment at the lower of their current fair values or their carrying amounts before they were classified as held for sale, adjusted for depreciation expense that would have been recognized had the business been classified as held and used during the period that CCBA was classified as held for sale. As a result, we reduced the carrying value of CCBA's property, plant and equipment by $34 million. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.
During the nine months ended September 28, 2018, the Company recorded impairment charges of $312 million related to Coca-Cola Refreshments' ("CCR") property, plant and equipment as a result of management's estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. These charges were recorded in our Bottling Investments operating segment in the line item other operating charges in our condensed consolidated statement of income and were determined by comparing the fair value of the assets to their carrying value. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements.

Goodwill, Trademarks and Other Intangible Assets
During the three and nine months ended September 27, 2019, the Company recorded an impairment charge of $42 million related to a trademark in Asia Pacific, which was primarily driven by revised projections of future operating results for the trademark.
During the nine months ended September 27, 2019, the Company was required to measure CCBA's definite-lived intangible assets at the lower of their current fair values or their carrying amounts before they were classified as held for sale, adjusted for amortization expense that would have been recognized had the business been classified as held and used during the period that CCBA was classified as held for sale. As a result, we reduced the carrying value of CCBA's definite-lived intangible assets by $126 million. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.
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
Our Bottling Investments operating segment and our other finished product operations typically generate net operating revenues by selling sparkling soft drinks and a variety of other beverages, such as juices, juice drinks, sports drinks, waters, teas and coffees, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these consolidated finished product operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate and syrups to the authorized unconsolidated bottling operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenue growth rates, we consider the following four factors: (1) volume growth (concentrate sales volume or unit case volume, as applicable); (2) changes in price, product and geographic mix; (3) foreign currency fluctuations; and (4) acquisitions and divestitures (including structural changes defined below), as applicable. Refer to the heading "Net Operating Revenues" below.
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
In 2019, the Company acquired controlling interests in bottling operations in Zambia and Eswatini. The impact of these acquisitions has been included in structural changes in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments operating segment.
In 2018, the Company acquired a controlling interest in the Philippine bottling operations, which was previously accounted for as an equity method investee. The impact of this acquisition has been included in structural changes in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments. The Company also acquired a controlling interest in the franchise bottler in Oman. The impact of this acquisition has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments operating segment.
In 2018, the Company acquired controlling interests in bottling operations in Zambia and Botswana. The impact of these acquisitions has been included in structural changes in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments operating segment.
In 2018, the Company refranchised our Canadian and Latin American bottling operations. The impact of these refranchising activities has been included in structural changes in our analysis of net operating revenues on a consolidated basis as well as for our North America, Latin America and Bottling Investments operating segments. In addition, for non-Company-owned and licensed brands sold in the Canadian refranchised territories for which the Company no longer reports unit case volume, we have eliminated the unit case volume from the base year when calculating 2019 versus 2018 volume growth rates on a consolidated basis as well as for the North America and Bottling Investments operating segments. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
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
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases, source waters and powders/minerals (in all instances expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases, source waters or powders/minerals may give rise to differences between unit case volume and concentrate sales volume growth rates. With the exception of ready-to-drink products, the Company does not report unit case volume or concentrate sales volume for Costa, a component of the Global Ventures operating segment.

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2019 versus 2018
	Three Months Ended September 27, 2019				Nine Months Ended September 27, 2019
	Unit Cases[1,2,3]		Concentrate Sales[4]		Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	2%		(1)%	[6]	2%		2%	[6]
Europe, Middle East & Africa	1%		1%		2%		3%	[10]
Latin America	1		(8)		—		(2)
North America	1		(2)	[7]	—		(2)
Asia Pacific	4		2	[8]	6		4	[8]
Global Ventures	15		18	[9]	7		7
Bottling Investments	24	[5]	N/A		23	[5]	N/A
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

[5]
After considering the impact of acquisitions and divestitures, unit case volume for Bottling Investments grew 7 percent and 9 percent for the three and nine months ended September 27, 2019, respectively.

[6]
After considering the impact of acquisitions and divestitures, worldwide concentrate sales volume declined 2 percent and grew 1 percent for the three and nine months ended September 27, 2019, respectively.

7 After considering the impact of acquisitions and divestitures, concentrate sales volume for North America declined 1 percent for the three months ended September 27, 2019.
8 After considering the impact of acquisitions and divestitures, concentrate sales volume for Asia Pacific grew 3 percent and 5 percent for the three and nine months ended September 27, 2019, respectively.

[9]	After considering the impact of acquisitions and divestitures, concentrate sales volume for Global Ventures grew 17 percent for the three months ended September 27, 2019.
10 Due to uncertainties related to the United Kingdom's impending withdrawal from the European Union ("Brexit"), our bottling partners in certain European markets increased their concentrate inventory levels above their normal optimal levels. We estimate that approximately 1 percent of Europe, Middle East and Africa's concentrate sales volume growth for the nine months ended September 27, 2019 was a result of this activity. While the Brexit situation remains uncertain, we currently expect the timing difference resulting from the additional concentrate sales to reverse by the end of 2019.
Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume for 2018 reflects the impact of the transfer of distribution rights with respect to non-Company-owned brands that were previously licensed to us in our Canadian bottling territories that have since been refranchised. The Company eliminated the unit case volume related to this structural change from the base year when calculating the volume growth rates. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above.
Three Months Ended September 27, 2019 versus Three Months Ended September 28, 2018
Unit case volume in Europe, Middle East and Africa grew 1 percent, which included growth of 1 percent in sparkling soft drinks and 2 percent in water, enhanced water and sports drinks, partially offset by a 5 percent decline in juice, dairy and plant-based beverages and a 2 percent decline in tea and coffee. Growth in sparkling soft drinks was primarily driven by 3 percent growth in Trademark Coca-Cola. The group reported increases in unit case volume in the South & East Africa; West Africa; and Middle East & North Africa business units. The increases in these business units were partially offset by decreases in the

Western Europe and Central & Eastern Europe business units. The Turkey, Caucasus & Central Asia business unit's volume performance was even.
In Latin America, unit case volume grew 1 percent, which included growth of 8 percent in water, enhanced water and sports drinks and 4 percent in tea and coffee, with even performance in both sparkling soft drinks and juice, dairy and plant-based beverages. The group's volume reflected growth of 3 percent in the Brazil business unit, 1 percent in the Mexico business unit and 9 percent in the Latin Center business unit, partially offset by a 5 percent decline in the South Latin business unit.
Unit case volume in North America grew 1 percent, which included growth of 1 percent in sparkling soft drinks, 2 percent in juice, dairy and plant-based beverages, 1 percent in water, enhanced water and sports drinks, and even performance for tea and coffee. The group's sparkling soft drinks volume reflected growth of 2 percent in Trademark Coca-Cola.
In Asia Pacific, unit case volume grew 4 percent, reflecting 7 percent growth in sparkling soft drinks, 4 percent growth in both juice, dairy and plant-based beverages and tea and coffee, and a decline of 3 percent in water, enhanced water and sports drinks. Growth in sparkling soft drinks volume included 11 percent growth in Trademark Coca‑Cola, 5 percent growth in Trademark Fanta and 4 percent growth in Trademark Sprite. The group's volume reflects growth of 10 percent in both the India & South West Asia and ASEAN business units and 3 percent in the Greater China & Korea business unit. The growth in these business units was partially offset by a decline of 2 percent in the Japan business unit. The South Pacific business unit's volume performance was even.
Unit case volume for Global Ventures grew 15 percent, which included growth of 45 percent in tea, 5 percent in juice, dairy and plant-based beverages and growth in energy drinks.
Unit case volume for Bottling Investments grew 24 percent. This increase primarily reflects the impact of the acquisition of a controlling interest in the Philippine bottling operations as well as growth in India and South Africa.
Nine Months Ended September 27, 2019 versus Nine Months Ended September 28, 2018
Unit case volume in Europe, Middle East and Africa grew 2 percent, which included growth of 2 percent in sparkling soft drinks, 4 percent in water, enhanced water and sports drinks and 2 percent in tea and coffee, partially offset by a 3 percent decline in juice, dairy and plant-based beverages. Growth in sparkling soft drinks was primarily driven by 3 percent growth in Trademark Coca-Cola. The group reported increases in unit case volume in the Western Europe; Central & Eastern Europe; Turkey, Caucasus & Central Asia; West Africa; and South & East Africa business units. Growth in these business units was partially offset by a decline in the Middle East & North Africa business unit.
In Latin America, unit case volume was even, which included a 1 percent decline in sparkling soft drinks, offset by growth of 5 percent in water, enhanced water and sports drinks and 1 percent in tea and coffee. The group reported an increase in unit case volume of 4 percent in the Brazil business unit, 1 percent in the Mexico business unit and 2 percent in the Latin Center business unit. The growth in these business units was partially offset by a decline of 6 percent in the South Latin business unit.
Unit case volume in North America was even, with even performance in sparkling soft drinks; juice, dairy and plant-based beverages and water, enhanced water and sports drinks. Tea and coffee volume declined 1 percent.
In Asia Pacific, unit case volume grew 6 percent, reflecting 8 percent growth in sparkling soft drinks, 2 percent growth in water, enhanced water and sports drinks, 4 percent growth in juice, dairy and plant-based beverages and 3 percent growth in tea and coffee. Growth in sparkling soft drinks volume included 10 percent growth in Trademark Coca‑Cola, 8 percent growth in Trademark Fanta and 6 percent growth in Trademark Sprite. The group's volume reflects growth of 13 percent in the India & South West Asia business unit, 12 percent in the ASEAN business unit and 4 percent in the Greater China & Korea business unit. The growth in these business units was partially offset by a decline of 3 percent in the Japan business unit. The South Pacific business unit's volume performance was even.
Unit case volume for Global Ventures grew 7 percent, which included growth of 9 percent in juice, dairy and plant-based beverages and growth in energy drinks, partially offset by a 5 percent decline in tea.
Unit case volume for Bottling Investments grew 23 percent. This increase primarily reflects the impact of the acquisition of a controlling interest in the Philippine bottling operations as well as growth in India and South Africa.
Concentrate Sales Volume
During the three months ended September 27, 2019, worldwide unit case volume grew 2 percent and concentrate sales volume declined 1 percent compared to the three months ended September 28, 2018. During the nine months ended September 27, 2019, worldwide unit case volume and concentrate sales volume both grew 2 percent compared to the nine months ended September 28, 2018. Concentrate sales volume growth is calculated based on the amount of concentrate sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2019 had one less day when compared to the first quarter of 2018, which contributed to the differences between unit case volume and concentrate sales volume growth rates for the individual operating segments during the nine months ended September 27, 2019.
The differences between unit case volume and concentrate sales volume growth rates during the three and nine months ended September 27, 2019 were due to acquisitions, divestitures and structural changes and the impact of unit case volume from certain joint ventures in which the Company has an equity interest but to which the Company does not sell concentrates, syrups, beverage bases, source waters or powders/minerals. In addition, the differences during the three and nine months ended September 27, 2019 were impacted by the timing of concentrate shipments in Brazil in the prior year and the differences during the nine months ended September 27, 2019 were impacted by the timing of concentrate shipments resulting from uncertainties due to Brexit. We expect the Brexit timing difference to reverse by the end of 2019.
Net Operating Revenues
Three Months Ended September 27, 2019 versus Three Months Ended September 28, 2018
During the three months ended September 27, 2019, net operating revenues were $9,507 million compared to $8,775 million during the three months ended September 28, 2018, an increase of $732 million, or 8 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2019 versus 2018
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	(2)%	6%	(3)%	6%	8%
Europe, Middle East & Africa	1%	3%	(7)%	3%	—
Latin America	(8)	20	(8)	—	4
North America	(1)	3	—	(1)	2
Asia Pacific	3	—	1	—	3
Global Ventures	17	(3)	(14)	243	243
Bottling Investments	7	2	(3)	2	8
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
2 Includes structural changes. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above.
Refer to the heading "Beverage Volume" above for additional information related to changes in our unit case and concentrate sales volumes.
"Price, product and geographic mix" refers to the change in net operating revenues caused by factors such as price changes, the mix of products and packages sold, and the mix of channels and geographic territories where the sales occurred.
Price, product and geographic mix had a 6 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorable price mix across a majority of the business units and favorable geographic mix;

•
Latin America — favorable price mix in all business units, the timing of concentrate shipments in Brazil in the prior year and the impact of inflationary environments in certain markets, partially offset by unfavorable geographic mix;

•	North America — favorable price mix driven by revenue growth management initiatives across the beverage categories;

•	Asia Pacific — favorable price mix in all business units offset by unfavorable geographic mix;

•	Global Ventures — unfavorable product mix; and

•	Bottling Investments — favorable price, product and package mix in certain bottling operations and favorable geographic mix.

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
"Acquisitions and divestitures" refers to acquisitions and divestitures of brands and businesses, some of which the Company considers to be structural changes. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to acquisitions and divestitures.
Nine Months Ended September 27, 2019 versus Nine Months Ended September 28, 2018
During the nine months ended September 27, 2019, net operating revenues were $28,198 million, compared to $26,494 million during the nine months ended September 28, 2018, an increase of $1,704 million, or 6 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2019 versus 2018
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	1%	4%	(5)%	6%	6%
Europe, Middle East & Africa	3%	4%	(10)%	3%	—%
Latin America	(2)	11	(11)	—	(3)
North America	(2)	4	—	—	2
Asia Pacific	5	(2)	(2)	(1)	1
Global Ventures	7	(1)	(18)	227	214
Bottling Investments	9	3	(6)	(1)	4
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
2 Includes structural changes. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above.
Refer to the heading "Beverage Volume" above for additional information related to changes in our unit case and concentrate sales volumes.
Price, product and geographic mix had a 4 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•
Europe, Middle East and Africa — favorable price mix across a majority of the business units and the timing of concentrate shipments as a result of certain bottlers increasing their concentrate inventories due to uncertainties related to Brexit;

•	Latin America — favorable price mix across all business units and the impact of inflationary environments in certain markets, partially offset by unfavorable geographic mix;

•	North America — favorable price mix driven by revenue growth management initiatives across the beverage categories;

•	Asia Pacific — unfavorable geographic mix partially offset by favorable price mix in all business units;

•	Global Ventures — unfavorable product mix; and

•	Bottling Investments — favorable price, product and package mix in certain bottling operations, partially offset by unfavorable geographic mix.
We estimate that net operating revenues recognized on incremental concentrate shipments related to Brexit were approximately $100 million during the nine months ended September 27, 2019.
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
Net operating revenue growth rates are impacted by sales volume; price, product and geographic mix; foreign currency fluctuations; and acquisitions and divestitures. Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have an unfavorable impact on net operating revenues through the end of the year. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have a favorable impact of 7 percent on 2019 full year net operating revenues.
Gross Profit Margin
Our gross profit margin decreased to 60.4 percent for the three months ended September 27, 2019, compared to 61.9 percent for the three months ended September 28, 2018. Our gross profit margin decreased to 60.8 percent for the nine months ended September 27, 2019, compared to 62.4 percent for the nine months ended September 28, 2018. These decreases were primarily due to the impact of structural changes as well as the unfavorable impact of foreign currency exchange rate fluctuations. Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to acquisitions and divestitures.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Stock-based compensation expense	$58	$46	$146	$167
Advertising expenses	1,201	1,108	3,319	3,275
Selling and distribution expenses	733	604	2,121	1,839
Other operating expenses	1,124	902	3,293	3,005
Selling, general and administrative expenses	$3,116	$2,660	$8,879	$8,286
During the three and nine months ended September 27, 2019, selling, general and administrative expenses increased $456 million, or 17 percent, and $593 million, or 7 percent, respectively, versus the prior year comparable periods. These increases were primarily the result of acquisitions and divestitures, partially offset by a foreign currency exchange rate impact during the three and nine months ended September 27, 2019 of 2 percent and 4 percent, respectively.
During the three and nine months ended September 27, 2019, foreign currency exchange rate fluctuations decreased advertising expenses by 2 percent and 4 percent, respectively.
During the three and nine months ended September 27, 2019, the increase in selling and distribution expenses was primarily due to the impact of structural changes, partially offset by the impact of foreign currency exchange rate fluctuations.
The increase in other operating expenses during the three and nine months ended September 27, 2019 was primarily due to the impact of acquisitions and divestitures, partially offset by savings from our productivity initiatives.
As of September 27, 2019, we had $312 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 2.2 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards granted.
Other Operating Charges

Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Europe, Middle East & Africa	$1	$(4)	$2	$(2)
Latin America	—	(1)	—	2
North America	12	39	42	138
Asia Pacific	42	(2)	42	(1)
Global Ventures	—	—	—	—
Bottling Investments	21	47	64	594
Corporate	49	76	194	185
Total	$125	$155	$344	$916
During the three months ended September 27, 2019, the Company recorded other operating charges of $125 million. These charges primarily consisted of $61 million related to the Company's productivity and reinvestment program and $42 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $21 million for costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the trademark impairment charge. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
During the nine months ended September 27, 2019, the Company recorded other operating charges of $344 million. These charges primarily consisted of $184 million related to the Company's productivity and reinvestment program and $42 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $46 million of transaction costs associated with the purchase of Costa, which we acquired in January 2019, and $61 million for costs incurred to refranchise certain of our North America bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the acquisition of Costa. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the trademark impairment charge. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
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

Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Europe, Middle East & Africa	35.4%	35.7%	36.6%	40.1%
Latin America	24.1	24.5	21.3	24.6
North America	25.6	25.3	24.4	24.8
Asia Pacific	23.8	23.5	23.6	25.6
Global Ventures	3.1	1.7	2.7	1.5
Bottling Investments	0.3	0.9	2.9	(4.3)
Corporate	(12.3)	(11.6)	(11.5)	(12.3)
Total	100.0%	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Consolidated	26.3%	29.8%	28.1%	27.7%
Europe, Middle East & Africa	53.0%	54.8%	56.8%	57.4%
Latin America	57.7	64.0	57.3	60.3
North America	20.4	22.3	21.6	21.1
Asia Pacific	45.0	45.6	50.1	48.8
Global Ventures	12.2	24.1	11.7	18.8
Bottling Investments	0.4	1.6	4.1	(6.0)
Corporate	*	*	*	*
* Calculation is not meaningful.
Three Months Ended September 27, 2019 versus Three Months Ended September 28, 2018
During the three months ended September 27, 2019, operating income was $2,499 million, compared to $2,614 million during the three months ended September 28, 2018, a decrease of $115 million, or 4 percent. The decrease in operating income for the three months ended September 27, 2019 was driven by an unfavorable foreign currency exchange rate impact and the timing of concentrate shipments, partially offset by the benefit from acquisitions and divestitures and the impact of lower other operating charges.
During the three months ended September 27, 2019, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 6 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, British pound sterling, Mexican peso, Brazilian real, South African rand and Australian dollar, which had an unfavorable impact on all of our operating segments, except for North America. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Asia Pacific operating segment.
The Company's Europe, Middle East and Africa segment reported operating income of $886 million and $933 million for the three months ended September 27, 2019 and September 28, 2018, respectively. The decrease in operating income was driven by an unfavorable foreign currency exchange rate impact of 11 percent, partially offset by concentrate sales volume growth of 1 percent and favorable price mix.
Latin America reported operating income of $603 million and $640 million for the three months ended September 27, 2019 and September 28, 2018, respectively. The decrease in operating income was driven by an unfavorable foreign currency exchange rate impact of 11 percent and the timing of concentrate shipments in Brazil in the prior year. These unfavorable impacts were partially offset by favorable price mix.
Operating income for North America for the three months ended September 27, 2019 and September 28, 2018 was $641 million and $663 million, respectively. The decrease in operating income was primarily driven by the impact of prior year structural changes, partially offset by lower other operating charges related to the refranchising of North America bottling operations.
Asia Pacific's operating income for the three months ended September 27, 2019 and September 28, 2018 was $594 million and $614 million, respectively. The decrease in operating income was primarily driven by unfavorable geographic mix and an impairment of a trademark, partially offset by concentrate sales volume growth of 2 percent.
Global Ventures' operating income for the three months ended September 27, 2019 and September 28, 2018 was $77 million and $44 million, respectively. The increase in operating income was primarily due to the acquisition of Costa, partially offset by an unfavorable foreign currency exchange rate impact of 4 percent.
Bottling Investments' operating income for the three months ended September 27, 2019 was $7 million and $24 million, respectively. The decrease in operating income was driven by an unfavorable foreign currency exchange rate impact of 46 percent, partially offset by the favorable impact of the acquisition of a controlling interest in the Philippine bottling operations.
Corporate's operating loss for the three months ended September 27, 2019 and September 28, 2018 was $309 million and $304 million, respectively. Operating loss in 2019 increased, primarily as a result of the timing of operating expenses, partially offset by lower other operating charges and savings from our productivity initiatives.
Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have an unfavorable impact on operating income through the end of the year.
Nine Months Ended September 27, 2019 versus Nine Months Ended September 28, 2018
During the nine months ended September 27, 2019, operating income was $7,922 million, compared to $7,327 million during the nine months ended September 28, 2018, an increase of $595 million, or 8 percent. The increase in operating income for the nine months ended September 27, 2019 was driven by concentrate sales volume growth of 2 percent, favorable price, product and geographic mix, lower other operating charges and the benefit from acquisitions and divestitures. These favorable impacts were partially offset by the unfavorable impact of foreign currency exchange rate fluctuations.
During the nine months ended September 27, 2019, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 9 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, British pound sterling, Mexican peso, Brazilian real, South African rand and Australian dollar, which had an unfavorable impact on all of our operating segments except for North America. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Asia Pacific operating segment.
The Company's Europe, Middle East and Africa segment reported operating income of $2,902 million and $2,940 million for the nine months ended September 27, 2019 and September 28, 2018, respectively. The decrease in operating income for the segment reflects an unfavorable foreign currency exchange rate impact of 13 percent, partially offset by concentrate sales volume growth of 3 percent, which included additional concentrate shipments resulting from certain of our European bottling partners increasing concentrate inventory levels due to uncertainties related to Brexit, and favorable price, product and geographic mix.
Latin America reported operating income of $1,687 million and $1,804 million for the nine months ended September 27, 2019 and September 28, 2018, respectively. The decrease in operating income was driven by an unfavorable foreign currency exchange rate impact of 15 percent, partially offset by favorable price mix.
Operating income for North America for the nine months ended September 27, 2019 and September 28, 2018 was $1,938 million and $1,814 million, respectively. The increase in operating income was primarily driven by favorable price mix, lower other operating charges and the impact of prior year structural changes. These favorable impacts were partially offset by a decline in concentrate sales volume of 2 percent and the timing of operating expenses.
Asia Pacific's operating income for the nine months ended September 27, 2019 and September 28, 2018 was $1,867 million and $1,879 million, respectively. The decrease in operating income was driven by unfavorable geographic mix, an impairment of a trademark and an unfavorable foreign currency exchange rate impact of 1 percent, partially offset by concentrate sales volume growth of 4 percent.
Global Ventures' operating income for the nine months ended September 27, 2019 and September 28, 2018 was $216 million and $110 million, respectively. The increase in operating income was primarily due to the acquisition of Costa, partially offset by an unfavorable foreign currency exchange rate impact of 5 percent.
Operating income for our Bottling Investments segment for the nine months ended September 27, 2019 was $226 million compared to an operating loss of $318 million for the nine months ended September 28, 2018. Operating income in 2019 was impacted by lower other operating charges, strong performance in India and the favorable impact of the acquisition of a controlling interest in the Philippine bottling operations, partially offset by an unfavorable foreign currency exchange rate impact.
Corporate's operating loss for the nine months ended September 27, 2019 and September 28, 2018 was $914 million and $902 million, respectively. Operating loss in 2019 was unfavorably impacted by higher other operating charges, partially offset by savings from our productivity initiatives.
Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have an unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended September 27, 2019, interest income was $153 million, compared to $171 million during the three months ended September 28, 2018, a decrease of $18 million, or 10 percent. During the nine months ended September 27, 2019, interest income was $428 million, compared to $510 million during the nine months ended September 28, 2018, a decrease of $82 million, or 16 percent. These decreases were primarily driven by lower investment balances due to liquidating a portion of our short-term investments in connection with the acquisition of Costa, partially offset by higher cash balances in certain of our international locations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Interest Expense
During the three months ended September 27, 2019, interest expense was $230 million, compared to $214 million during the three months ended September 28, 2018, an increase of $16 million, or 8 percent. During the nine months ended September 27, 2019, interest expense was $711 million, compared to $697 million during the nine months ended September 28, 2018, an increase of $14 million, or 2 percent. These increases were primarily due to the impact of higher short-term U.S. interest rates, partially offset by maturities of long-term debt with higher interest rates and the impact of prior year hedge accounting activities. In addition, prior year interest expense included a net gain of $27 million related to the extinguishment of long-term debt.
Equity Income (Loss) — Net
Three Months Ended September 27, 2019 versus Three Months Ended September 28, 2018
During the three months ended September 27, 2019, equity income was $346 million, compared to equity income of $348 million during the three months ended September 28, 2018, a decrease of $2 million. This decrease reflects, among other things, the sale of our equity ownership interest in Corporación Lindley S.A. ("Lindley"), the sale of a portion of our equity ownership interest in Embotelladora Andina S.A. ("Andina") and the acquisition of a controlling interest in the Philippine bottling operations, which was previously accounted for as an equity method investee, as well as the unfavorable impact of foreign currency exchange rate fluctuations. These unfavorable impacts were partially offset by the impact of more favorable operating results reported by several of our equity method investees. In addition, the Company recorded net charges of $39 million and a net gain of $19 million in the line item equity income (loss) — net during the three months ended September 27, 2019 and September 28, 2018, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Nine Months Ended September 27, 2019 versus Nine Months Ended September 28, 2018
During the nine months ended September 27, 2019, equity income was $808 million, compared to equity income of $813 million during the nine months ended September 28, 2018, a decrease of $5 million, or 1 percent. This decrease reflects, among other things, the sale of our equity ownership interest in Lindley, the sale of a portion of our equity ownership interest in Andina, and the acquisition of a controlling interest in the Philippine bottling operations, which was previously accounted for as an equity method investee, as well as the unfavorable impact of foreign currency exchange rate fluctuations. These unfavorable impacts were partially offset by the impact of more favorable operating results reported by several of our equity method investees. In addition, the Company recorded net charges of $107 million and $65 million in the line item equity income (loss) — net during the nine months ended September 27, 2019 and September 28, 2018, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
Three Months Ended September 27, 2019 versus Three Months Ended September 28, 2018
Other income (loss) — net includes, among other things, dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; gains and losses related to acquisitions and divestitures; non-service cost components of net periodic benefit cost for pension and postretirement benefit plans; other benefit plan charges and credits;

realized and unrealized gains and losses on equity securities and trading debt securities; realized gains and losses on available-for-sale debt securities; and the impact of foreign currency exchange gains and losses. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our condensed consolidated balance sheet. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
During the three months ended September 27, 2019, other income (loss) — net was income of $324 million. The Company recognized a gain of $739 million on the sale of a retail and office building in New York City and a net gain of $38 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. In addition, the Company recorded an other-than-temporary impairment charge of $120 million related to CCBJHI, an equity method investee, and other-than-temporary impairment charges of $255 million related to certain equity method investees in the Middle East. The Company also recorded net charges of $103 million primarily related to post-closing adjustments as contemplated by the related agreements associated with the refranchising of certain bottling territories in North America. Other income (loss) — net also included income of $24 million related to the non-service cost components of net periodic benefit cost and $11 million of dividend income, partially offset by a net foreign currency exchange loss of $15 million. None of the other items included in other income (loss) — net during the three months ended September 27, 2019 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on refranchising activities. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the impairment charges. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
During the three months ended September 28, 2018, other income (loss) — net was a loss of $546 million. The Company recorded an impairment charge of $554 million related to assets held by CCBA, net charges of $275 million due to the refranchising of certain bottling territories in North America and an other-than-temporary impairment charge of $205 million related to our equity method investee in Indonesia. The Company also recorded charges of $35 million related to pension settlements and charges of $12 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of comprehensive beverage agreement ("CBA") with additional requirements. These charges were partially offset by a net gain of $370 million related to the sale of our equity ownership in Lindley and a net gain of $11 million related to the refranchising of our Latin American bottling operations. The Company also recognized a net gain of $41 million related to economic hedging activity associated with certain acquisition and divestiture activities, and a net gain of $64 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Other income (loss) — net also included income of $57 million related to the non-service cost components of net periodic benefit cost, $12 million of dividend income and a net foreign currency exchange gain of $6 million. None of the other items included in other income (loss) — net during the three months ended September 28, 2018 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the CCBA asset impairment, refranchising activities, North America conversion payments and the sale of our equity ownership in Lindley. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for additional information on our hedging activities. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the impairment charges. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.

Nine Months Ended September 27, 2019 versus Nine Months Ended September 28, 2018
During the nine months ended September 27, 2019, other income (loss) — net was a loss of $81 million. During the nine months ended September 27, 2019, the Company recognized a gain of $739 million on the sale of a retail and office building in New York City. The Company also recognized a net gain of $197 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a gain of $39 million related to the sale of a portion of our equity ownership interest in Andina. These gains were partially offset by other-than-temporary impairment charges of $406 million related to CCBJHI, an equity method investee, $255 million related to certain equity method investees in the Middle East, $57 million related to one of our equity method investees in North America, and $49 million related to one of our other equity method investees in Latin America. The Company also recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million and recognized a $121 million loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. Additionally, the Company recognized net charges of $107 million due to the refranchising of certain bottling territories in North America and charges of $4 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Other income (loss) — net also included income of $75 million related to the non-service cost components of net periodic benefit cost and $51 million of dividend income, partially offset by a net foreign currency exchange loss of $76 million. None of the other items included in other income (loss) — net during the nine months ended September 27, 2019 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the CCBA asset adjustment, refranchising activities, the North America conversion payments, the acquisition of the remaining equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the impairment charges and the loss recognized in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
During the nine months ended September 28, 2018, other income (loss) — net was a loss of $693 million. During the nine months ended September 28, 2018, the Company recorded an impairment charge of $554 million related to assets held by CCBA, net charges of $379 million due to the refranchising of certain bottling territories in North America and other-than-temporary impairment charges of $257 million related to two of our equity method investees. The Company also recorded charges of $121 million related to pension settlements, charges of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations and charges of $33 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. These charges were partially offset by a net gain of $370 million related to the sale of our equity ownership in Lindley and a net gain of $47 million related to the refranchising of our Latin American bottling operations. The Company also recognized a net gain of $41 million related to economic hedging activity associated with certain acquisition and divestiture activities, and a net gain of $15 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Other income (loss) — net also included income of $174 million related to the non-service cost components of net periodic benefit cost and $58 million of dividend income, partially offset by a net foreign currency exchange loss of $35 million. None of the other items included in other income (loss) — net during the nine months ended September 28, 2018 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the CCBA asset impairment, refranchising activities, North America conversion payments and the sale of our equity ownership in Lindley. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for additional information on our hedging activities. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for information on how the Company determined the impairment charges. Refer to Note 17 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
Income Taxes
The Company recorded income taxes of $503 million (16.3 percent effective tax rate) and $555 million (23.4 percent effective tax rate) during the three months ended September 27, 2019 and September 28, 2018, respectively. The Company recorded income taxes of $1,446 million (17.3 percent effective tax rate) and $1,711 million (23.6 percent effective tax rate) during the nine months ended September 27, 2019 and September 28, 2018, respectively.
The Company's effective tax rates for the three and nine months ended September 27, 2019 and September 28, 2018 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.

The Company's effective tax rates for the three and nine months ended September 27, 2019 included $213 million and $245 million, respectively, of net tax benefit recorded, primarily associated with return to provision adjustments. Also included are excess tax benefits associated with the Company's stock-based compensation arrangements and net tax charges for changes to our uncertain tax positions, including interest and penalties, as well as for agreed-upon tax matters. The Company's effective tax rate for the nine months ended September 27, 2019 also included $199 million of tax benefit recorded as a result of CCBA no longer qualifying as a discontinued operation.
The Company's effective tax rates for the three and nine months ended September 28, 2018 included $125 million of tax benefit and $9 million of tax expense, respectively, to adjust our provisional tax estimate recorded as of December 31, 2017, related to the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") signed into law on December 22, 2017.
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
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2019. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds both domestically and internationally at reasonable interest rates, and we expect to be able to do so in the future. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. The Company's cash, cash equivalents, short-term investments and marketable securities totaled $13.0 billion as of September 27, 2019. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $8.6 billion in lines of credit for general corporate purposes as of September 27, 2019. These backup lines of credit expire at various times from 2019 through 2022.
Based on all of the aforementioned factors, the Company believes its current liquidity position is strong and will continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for the foreseeable future.
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 27, 2019 and September 28, 2018 was $7,771 million and $5,690 million, respectively, an increase of $2,081 million, or 37 percent. This increase was primarily driven by operating income growth, the acquisition of Costa in January 2019, the efficient management of working capital and the timing of tax payments, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations.

Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 27, 2019 was $3,901 million, compared to net cash provided by investing activities of $4,108 million during the prior year comparable period.
Purchases of Investments and Proceeds from Disposals of Investments
During the nine months ended September 27, 2019, purchases of investments were $4,113 million and proceeds from disposals of investments were $5,674 million, resulting in a net cash inflow of $1,561 million. During the nine months ended September 28, 2018, purchases of investments were $6,809 million and proceeds from disposals of investments were $11,079 million, resulting in a net cash inflow of $4,270 million. This activity represents the purchases of and proceeds related to our short-term investments that were made as part of the Company's overall cash management strategy as well as our insurance captive investments. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 27, 2019, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,376 million, which primarily related to the acquisitions of Costa and the remaining interest in CHI. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
During the nine months ended September 28, 2018, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $598 million, which primarily related to the acquisition of additional interests in the Company’s franchise bottlers in the United Arab Emirates and in Oman, both of which were equity method investees. As a result of the additional interest in the Oman bottler, we obtained a controlling interest, resulting in its consolidation. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 27, 2019, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $266 million, which primarily related to the proceeds from the sale of a portion of our equity ownership interest in Andina. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
During the nine months ended September 28, 2018, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $1,354 million, which related to the proceeds from the refranchising of our Latin American bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment for the nine months ended September 27, 2019 and September 28, 2018 were $1,206 million and $1,048 million, respectively.
The Company currently expects our 2019 full year capital expenditures to be approximately $2.2 billion as we continue to make investments to enable growth in our business and further enhance our operational effectiveness.
Cash Flows from Financing Activities
Our financing activities include net borrowings, issuances of stock, share repurchases and dividends. Net cash used in financing activities during the nine months ended September 27, 2019 and September 28, 2018 was $5,337 million and $6,383 million, respectively, a decrease of $1,046 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the nine months ended September 27, 2019, the Company had issuances of debt of $19,598 million, which included $13,667 million of net issuances related to commercial paper and short-term debt with maturities greater than 90 days, and long-term debt issuances of $5,931 million, net of related discounts and issuance costs.
The Company made payments of debt of $21,716 million during the nine months ended September 27, 2019, which included $13,210 million of payments of commercial paper and short-term debt with maturities greater than 90 days, $3,480 million of payments of commercial paper and short-term debt with maturities less than 90 days, and payments of long-term debt of $5,026 million.
During the nine months ended September 27, 2019, the Company issued euro- and U.S. dollar-denominated debt of €3,500 million and $2,000 million, respectively. The carrying value of this debt as of September 27, 2019 was $5,793 million. The general terms of the notes issued are as follows:

•	€750 million total principal amount of notes due March 8, 2021, at a variable interest rate equal to the three month Euro Interbank Offered Rate ("EURIBOR") plus 0.20 percent;

•	€1,000 million total principal amount of notes due September 22, 2022, at a fixed interest rate of 0.125 percent;

•	€1,000 million total principal amount of notes due September 22, 2026, at a fixed interest rate of 0.75 percent;

•	€750 million total principal amount of notes due March 8, 2031, at a fixed interest rate of 1.25 percent;

•	$1,000 million total principal amount of notes due September 6, 2024, at a fixed interest rate of 1.75 percent; and

•	$1,000 million total principal amount of notes due September 6, 2029, at a fixed interest rate of 2.125 percent.
During the nine months ended September 27, 2019, the Company retired upon maturity:

•	€1,500 million total principal amount of notes due March 8, 2019, at a variable interest rate equal to the three month EURIBOR plus 0.25 percent;

•	$1,000 million total principal amount of notes due May 30, 2019, at a fixed interest rate of 1.375 percent; and

•	€2,000 million total principal amount of notes due September 9, 2019, at a variable interest rate equal to the three month EURIBOR plus 0.23 percent.
As of September 27, 2019, the carrying value of the Company's long-term debt included $193 million of fair value adjustments related to the remaining debt assumed in connection with our acquisition of Coca‑Cola Enterprises Inc.'s former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 19 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Issuances of Stock
During the nine months ended September 27, 2019, the Company received cash proceeds from issuances of stock of $923 million, an increase of $32 million when compared to cash proceeds from issuances of stock of $891 million during the nine months ended September 28, 2018.
Share Repurchases
During the nine months ended September 27, 2019, the Company repurchased 13.7 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $46.40 per share, for a total cost of $635 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $690 million during the nine months ended September 27, 2019. The total cash outflow for treasury stock during the first nine months of 2019 includes treasury stock that was purchased and settled during the nine months ended September 27, 2019; however, it does not include treasury stock that was purchased but did not settle during the nine months ended September 27, 2019. In addition to shares repurchased, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company's issuances of stock and share repurchases during the nine months ended September 27, 2019 resulted in a net cash inflow of $233 million. In 2019, we expect to repurchase shares to offset dilution resulting from employee stock-based compensation plans.
Dividends
During the nine months ended September 27, 2019 and September 28, 2018, the Company paid dividends of $3,419 million and $3,321 million, respectively. The Company paid the third quarter dividend in both 2019 and 2018 during the first week of October.
Our Board of Directors approved the Company's regular quarterly dividend of $0.40 per share at its October 2019 meeting. This dividend is payable on December 16, 2019 to shareowners of record as of December 2, 2019.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries and territories. Due to the geographic diversity of our operations, weakness in some foreign currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three and nine months ended September 27, 2019 by 6 percent and 9 percent, respectively.
Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have an unfavorable impact on operating income and cash flows from operations through the end of the year.

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet (in millions):

	September 27, 2019	December 31, 2018	Increase (Decrease)		Percent Change
Cash and cash equivalents	$7,531	$9,077	$(1,546)		(17)%
Short-term investments	2,001	2,025	(24)		(1)
Marketable securities	3,456	5,013	(1,557)		(31)
Trade accounts receivable — net	4,353	3,685	668		18
Inventories	3,266	3,071	195		6
Prepaid expenses and other assets	2,510	2,059	451		22
Equity method investments	18,689	19,412	(723)		(4)
Other investments	878	867	11		1
Other assets	5,750	4,148	1,602		39
Deferred income tax assets	2,452	2,674	(222)		(8)
Property, plant and equipment — net	10,217	9,598	619		6
Trademarks with indefinite lives	9,167	6,682	2,485		37
Bottlers' franchise rights with indefinite lives	109	51	58		114
Goodwill	16,465	14,109	2,356		17
Other intangible assets	589	745	(156)		(21)
Total assets	$87,433	$83,216	$4,217		5%
Accounts payable and accrued expenses	$12,727	$9,533	$3,194		34%
Loans and notes payable	10,972	13,835	(2,863)		(21)
Current maturities of long-term debt	492	5,003	(4,511)		(90)
Accrued income taxes	909	411	498		121
Long-term debt	31,012	25,376	5,636		22
Other liabilities	8,057	7,646	411		5
Deferred income tax liabilities	2,581	2,354	227		10
Total liabilities	$66,750	$64,158	$2,592		4%
Net assets	$20,683	$19,058	$1,625	[1]	9%
1 Includes a decrease in net assets of $679 million resulting from net foreign currency translation adjustments in various balance sheet line items.
The increases (decreases) in the table above include the impact of the following transactions and events:

•	Cash and cash equivalents and marketable securities decreased primarily due to funding the acquisition of Costa.

•	Trade accounts receivable — net increased primarily due to the impact of acquisitions.

•
Other assets increased primarily as a result of our adoption of Accounting Standards Codification 842, Leases ("ASC 842") and the acquisition of Costa, which required us to record $1,310 million of operating lease right-of-use assets.

•	Trademarks with indefinite lives and goodwill increased primarily due to $2.4 billion of trademarks and $2.5 billion of goodwill related to the preliminary allocation of the Costa purchase price.

•
Accounts payable and accrued expenses increased primarily due to the accrual of the Company's third quarter 2019 dividend of approximately $1.7 billion, which was paid during the first week of October. Additionally, accounts payable and accrued expenses increased due to our adoption of ASC 842, the impact of working capital initiatives and the acquisition of Costa, which required us to record $253 million related to the current portion of operating lease liabilities and the extension of payment terms.

•	Loans and notes payable decreased primarily due to net payments of commercial paper and short-term debt.

•	Current maturities of long-term debt decreased as a result of payments of long-term debt. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

•	Long-term debt increased primarily due to the Company's issuances of debt. Refer to the heading "Cash Flows from Financing Activities" above for additional information.

•
Other liabilities increased primarily as a result of our adoption of ASC 842 and the acquisition of Costa, which required us to record $1,076 million related to the noncurrent portion of operating lease liabilities, partially offset by the reclassification of the current portion of the one-time transition tax required by the Tax Reform Act and other taxes to accrued income taxes.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Management has excluded from the scope of its evaluation of disclosure controls and procedures those disclosure controls and procedures related to the operations and related assets of Costa that are subsumed by internal control over financial reporting. The operations and related assets of Costa were included in the condensed consolidated financial statements of The Coca-Cola Company and subsidiaries beginning January 3, 2019 and constituted 7 percent of total assets and 1 percent of consolidated net income as of and for the quarter ended September 27, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 27, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 27, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Additional Information
The Company is in the process of integrating the acquired Costa business into the Company's overall internal control over financial reporting process.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2019, and as further updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2019. The following updates and restates the descriptions of the previously reported U.S. Federal Income Tax Dispute and Environmental Matter legal proceedings.
U.S. Federal Income Tax Dispute
On September 17, 2015, the Company received a Statutory Notice of Deficiency (the "Notice") from the Internal Revenue Service ("IRS") for the tax years 2007 through 2009 after a five-year audit. In the Notice, the IRS claimed that the Company's U.S. taxable income should be increased by an amount that creates a potential additional federal income tax liability of approximately $3.3 billion for the period plus interest. No penalties were asserted in the Notice. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing and promotion of products in certain foreign markets.
During the 2007-2009 audit period, the Company followed the same transfer pricing methodology for these licenses that had consistently been followed since the methodology was agreed with the IRS in a 1996 closing agreement (the "Closing Agreement") that applied back to 1987. The Closing Agreement provided prospective penalty protection conditioned on the Company's continued adherence to the prescribed methodology absent a change in material facts or circumstances or relevant federal tax law. Although the IRS subsequently asserted, without explanation, that material facts and circumstances and relevant federal tax law had changed, it has not asserted penalties. The Company's compliance with the Closing Agreement was audited and confirmed by the IRS in five successive audit cycles covering the subsequent 11 years through 2006, with the last audit concluding as recently as 2009.
The Notice represents a repudiation of the methodology previously adopted in the Closing Agreement. The IRS designated the matter for litigation on October 15, 2015. Due to the fact that the matter remains designated, the Company is prevented from pursuing any administrative settlement at IRS Appeals or under the IRS Advance Pricing and Mutual Agreement Program.
The Company firmly believes that the IRS' claims are without merit and is pursuing, and will continue to pursue, all available administrative and judicial remedies necessary to vigorously defend its position. To that end, the Company filed a petition in the U.S. Tax Court on December 14, 2015, and the IRS filed its answer on February 12, 2016. On October 4, 2017, the IRS filed an amended answer to the Company's petition in which it increased its transfer pricing adjustment by $385 million, resulting in an additional tax adjustment of $135 million.
On June 20, 2017, the Company filed a motion for summary judgment on the portion of the IRS' adjustments related to our licensee in Mexico. On December 14, 2017, the U.S. Tax Court issued a decision on the summary judgment motion in favor of the Company. This decision effectively reduced the IRS' potential tax adjustment by approximately $138 million.
The U.S. Tax Court trial was held from March 8, 2018 through May 11, 2018. The Company and the IRS filed and exchanged final post-trial briefs in April 2019. It is not known how much time will elapse thereafter prior to the issuance of the Court's opinion. In the interim, or subsequent to the court's opinion, the IRS may propose similar adjustments for years subsequent to the 2007-2009 litigation period. While the Company continues to strongly disagree with the IRS' position, there is no assurance that the court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the Notice ultimately could be sustained. In that event, the Company will be subject to significant additional liabilities for the years at issue and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations, and cash flows.
Environmental Matter
In April 2019, the Company received a Finding and Notice of Violation ("NOV") from the United States Environmental Protection Agency ("EPA") alleging that the Company violated the California Truck and Bus Regulation and the California Drayage Truck Regulation by failing to verify compliance with such regulations by certain diesel-fueled vehicles owned by third parties that the Company caused to be operated in California. In September 2019, the Company reached a settlement with the EPA regarding this matter under which it agreed to pay a civil penalty of $145,000. The settlement became effective on September 30, 2019.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 27, 2019 by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans[3]
June 29, 2019 through July 26, 2019	2,759	$51.92	—	168,335,321
July 27, 2019 through August 23, 2019	606	52.78	—	168,335,321
August 24, 2019 through September 27, 2019	16,994	55.02	—	168,335,321
Total	20,359	$54.53	—
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

4.5	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 18, 2010.
4.6	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.7	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.8	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.9	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.10	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.11	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.12	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.13	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.14	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.15	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.16	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.17	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.18	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.19	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.20	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.21	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.22	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.23	Form of Note for 2.200% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.24	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.

4.25	Form of Note for Floating Rate Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.26	Form of Note for 0.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.27	Form of Note for 0.750% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.28	Form of Note for 1.250% Notes due 2031 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.29	Form of Note for 1.750% Notes due 2024 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 9, 2019.
4.30	Form of Note for 2.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 9, 2019.
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

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 27, 2019 and September 28, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2019 and September 28, 2018, (iii) Condensed Consolidated Balance Sheets as of September 27, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2019 and September 28, 2018, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ LARRY M. MARK
Date:	October 24, 2019	Larry M. Mark Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	October 24, 2019	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)