Form 10-K
period 2019-12-31
COCA COLA CO
filed 2020-02-24
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-02217

COCA COLA CO
(Exact name of Registrant as specified in its charter)

Delaware		58-0628465
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)
One Coca-Cola Plaza
Atlanta,	Georgia	30313
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (404) 676-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.25 Par Value	KO	New York Stock Exchange
0.000% Notes Due 2021	KO21B	New York Stock Exchange
Floating Rate Notes Due 2021	KO21C	New York Stock Exchange
1.125% Notes Due 2022	KO22	New York Stock Exchange
0.125% Notes Due 2022	KO22B	New York Stock Exchange
0.75% Notes Due 2023	KO23B	New York Stock Exchange
0.500% Notes Due 2024	KO24	New York Stock Exchange
1.875% Notes Due 2026	KO26	New York Stock Exchange
0.750% Notes Due 2026	KO26C	New York Stock Exchange
1.125% Notes Due 2027	KO27	New York Stock Exchange
1.250% Notes Due 2031	KO31	New York Stock Exchange
1.625% Notes Due 2035	KO35	New York Stock Exchange
1.100% Notes Due 2036	KO36	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of June 28, 2019, the last business day of the Registrant's most recently completed second fiscal quarter, was $215,914,430,571 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant's Common Stock as of February 19, 2020 was 4,290,276,067.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 22, 2020 are incorporated by reference in Part III.

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
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as Company-owned or -controlled bottling and distribution operations — the world's largest nonalcoholic beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for 2.0 billion of the approximately 61 billion servings of all beverages consumed worldwide every day.
We believe our success depends on our ability to connect with consumers by providing them with a wide variety of beverage options to meet their desires, needs and lifestyles. Our success further depends on the ability of our people to execute effectively, every day.
Our objective is to execute our growth strategy centered around disciplined portfolio growth; an aligned and engaged bottling system; and winning with our stakeholders — all supported by revenue growth management and brand-building initiatives — to become more competitive and to accelerate growth in a manner that creates value for our shareowners.
We were incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892.
Operating Segments
The Company's operating structure is the basis for our internal financial reporting. Our operating structure includes the following operating segments, which are sometimes referred to as "operating groups" or "groups":

•	Europe, Middle East and Africa

•	Latin America

•	North America

•	Asia Pacific

•	Global Ventures

•	Bottling Investments

Our operating structure also includes Corporate, which consists of two components: (1) a center focused on strategic initiatives, policy and governance; and (2) an enabling services organization focused on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence.
For additional information about our operating segments and Corporate, refer to Note 21 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report.
Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.
Products and Brands
As used in this report:

•
"concentrates" means flavorings and other ingredients which, when combined with water and, depending on the product, sweeteners (nutritive or non-nutritive) are used to prepare syrups or finished beverages, and includes minerals and other powders for purified water products;

•	"syrups" means an intermediate product in the beverage manufacturing process produced by combining concentrates with water and, depending on the product, sweeteners (nutritive or non-nutritive);

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
In our domestic and international concentrate operations, we typically generate net operating revenues by selling concentrates, syrups and certain finished beverages to authorized bottling operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine concentrates with sweeteners (depending on the product), still water or sparkling water, or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrate, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments and our Global Ventures operating segment.
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
We own and market numerous valuable nonalcoholic beverage brands, including the following:

•	sparkling soft drinks: Coca-Cola, Diet Coke/Coca-Cola Light, Coca-Cola Zero Sugar, Fanta, Fresca, Schweppes,* Sprite, Thums Up;

•	water, enhanced water and sports drinks: Aquarius, Ciel, Dasani, glacéau smartwater, glacéau vitaminwater, Ice Dew, I LOHAS, Powerade, Topo Chico;

•	juice, dairy and plant-based beverages: AdeS, Del Valle, fairlife, innocent, Minute Maid, Minute Maid Pulpy, Simply, ZICO; and

•	tea and coffee: Ayataka, Costa, doğadan, FUZE TEA, Georgia, Gold Peak, HONEST TEA, Kochakaden.

* Schweppes is owned by the Company in certain countries other than the United States.
In addition to the beverage brands we own, we also provide marketing support and otherwise participate in the sales of other nonalcoholic beverage brands through licenses, joint ventures and strategic partnerships, including, but not limited to, the following:

•
Certain Coca-Cola system bottlers distribute certain brands of Monster Beverage Corporation ("Monster"), primarily Monster Energy, in designated territories in the United States, Canada and other international territories pursuant to distribution coordination agreements between the Company and Monster and related distribution agreements between Monster and Coca-Cola system bottlers.

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
Distribution System
We make our branded beverage products available to consumers in more than 200 countries and territories through our network of independent bottling partners, distributors, wholesalers and retailers as well as Company-owned or -controlled bottling and distribution operations — the world's largest nonalcoholic beverage distribution system. Consumers enjoy finished beverage products bearing trademarks owned by or licensed to us at a rate of 2.0 billion servings each day. Our strong and stable bottling and distribution system helps us to capture growth by manufacturing, distributing and selling existing, enhanced and new innovative products to consumers throughout the world.
The Coca-Cola system sold 30.3 billion, 29.6 billion and 29.2 billion unit cases of our products in 2019, 2018 and 2017, respectively. Sparkling soft drinks represented 69 percent of our worldwide unit case volume for each of 2019, 2018 and 2017. Trademark Coca-Cola accounted for 45 percent of our worldwide unit case volume for each of 2019, 2018 and 2017.
In 2019, unit case volume in the United States represented 18 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume, 62 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 43 percent of U.S. unit case volume.

Unit case volume outside the United States represented 82 percent of the Company's worldwide unit case volume for 2019. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and India, which together accounted for 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume, 70 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 46 percent of non-U.S. unit case volume.
Our five largest independent bottling partners based on unit case volume in 2019 were:

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

•
Coca-Cola HBC AG ("Coca-Cola Hellenic"), which has bottling and distribution operations in Armenia, Austria, Belarus, Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Estonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Montenegro, Nigeria, North Macedonia, Northern Ireland, Poland, Republic of Ireland, Romania, the Russian Federation, Serbia, Slovakia, Slovenia, Switzerland and Ukraine;

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

In 2019, these five bottling partners combined represented 40 percent of our total unit case volume.
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
While under most of our bottler's agreements we generally have complete flexibility to determine the price and other terms of sale of the concentrates and syrups we sell to our bottlers, as a practical matter, our Company's ability to exercise its contractual flexibility to determine the price and other terms of sale of concentrates and syrups is subject, both outside and within the United States, to competitive market conditions. In addition, in some instances we have agreed or may in the future agree with a bottler with respect to concentrate pricing on a prospective basis for specified time periods. Also, in most markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we have implemented an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products are sold and package mix.
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
In certain parts of the world outside the United States, we have not granted comprehensive beverage production and distribution rights to the bottlers. In such instances, we have authorized certain bottlers to (1) prepare and package Company Trademark Beverages for sale to other bottlers or (2) purchase Company Trademark Beverages from other bottlers for sale and distribution throughout their respective designated territories, often on a nonexclusive basis.
Bottler's Agreements Within the United States
In the United States, most bottlers operate under a contract to which we generally refer as a "comprehensive beverage agreement" ("CBA") that is of stated duration, subject in most cases to renewal rights of bottlers and in some cases to renewal rights of the Company. A small number of bottlers continue to operate under legacy bottler's agreements with no stated expiration date for Trademark Coca-Cola Beverages and other cola-flavored beverages. In all instances, the bottler's agreements in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default that may vary from contract to contract.
Certain U.S. bottlers, which were granted certain additional exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products (as defined by the CBAs) in connection with the refranchising of bottler territories that had previously been managed by Coca-Cola Refreshments ("CCR") (we refer to these bottlers as "expanding participating bottlers" or "EPBs"), operate under CBAs (to which we refer as "EPB CBAs") under which the Company generally retained the rights to produce the applicable beverage products for territories not covered by specific manufacturing agreements, and such bottlers purchase from the Company (or from Company-authorized manufacturing bottlers) substantially all of the finished beverage products needed in order to service the customers in these territories. The EPB CBA has a term of 10 years and is renewable, in most cases by the bottler, and in some cases by the Company, indefinitely for successive additional terms of 10 years each and includes additional requirements that provide for, among other things, a binding national governance model, mandatory incidence pricing and certain core performance requirements. The Company also entered into manufacturing agreements that authorize certain EPBs that have executed EPB CBAs to manufacture certain beverage products for their own account and for supply to other bottlers. In addition, certain U.S. bottlers that were not granted additional exclusive territory rights (to which we refer as "participating bottlers" or "PBs") converted their legacy bottler's agreements to CBAs, to which we refer as "PB CBAs," each of which has a term of 10 years, is renewable by the bottler indefinitely for successive additional terms of 10 years each, and is substantially similar in most material respects to the EPB CBAs, including with respect to requirements for a binding national governance model and mandatory incidence pricing, but includes core performance requirements that vary in certain respects from those in the EPB CBAs.
Those bottlers that have not signed CBAs continue to operate under legacy bottler's agreements that include pricing formulas that generally provide for a baseline price for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. The U.S. unit case volume manufactured, sold and distributed under these legacy bottler's agreements is not material.
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
Promotions and Marketing Programs
In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing support and/or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottler's or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist the bottlers. Likewise, in many instances, we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount provided by our Company to bottlers, resellers or other customers of our Company's products, principally for participation in promotional and marketing programs, was $4.4 billion in 2019.

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
Competition
The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. These include companies that, like our Company, compete in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling soft drinks; various water products, including flavored and enhanced waters; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy, sports and other performance-enhancing drinks; milk and other dairy-based drinks; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and other than ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc., is one of our primary competitors. Other significant competitors include, but are not limited to, Nestlé S.A., Keurig Dr Pepper Inc., Groupe Danone, The Kraft Heinz Company, Suntory Beverage & Food Limited and Unilever. We also compete against numerous regional and local companies and, increasingly, against smaller companies that are developing micro brands and selling them directly to consumers through e-commerce retailers and other e-commerce platforms. In addition, in some markets, we compete against retailers that have developed their own store or private label beverage brands.
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
Our competitive strengths include leading brands with high levels of consumer acceptance; a worldwide network of bottlers and distributors of Company products; sophisticated marketing capabilities; and a talented group of dedicated associates. Our competitive challenges include strong competition in all geographic regions; in many countries, a concentrated retail sector with powerful buyers able to freely choose among Company products, products of competitive beverage suppliers and individual retailers' own store or private label beverage brands; new industry entrants; and dramatic shifts in consumer shopping patterns due to a rapidly evolving digital landscape.
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
The principal non-nutritive sweeteners we use in our business are aspartame, acesulfame potassium, sucralose, saccharin, cyclamate and steviol glycosides. Generally, these raw materials are readily available from numerous sources. We purchase sucralose, which we consider a critical raw material, from suppliers in the United States and China. Our Company generally has not experienced major difficulties in obtaining its requirements for non-nutritive sweeteners.
Our supply chain for non-nutritive sweeteners and certain other ingredients for our products includes suppliers in China. As a result of the outbreak of the novel coronavirus COVID-19, beginning in January 2020, our suppliers in China have experienced some delays in the production and export of these ingredients. We have initiated contingency supply plans and do not foresee a short-term impact due to these delays. However, we may see tighter supplies of some of these ingredients in the longer term should production or export operations in China deteriorate.
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

Under a California law known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the conditions of an exemption (described below) can be met. The state maintains lists of these substances and periodically adds other substances to these lists. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:

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
We are also subject to various federal, state and international laws and regulations related to privacy and data protection, including the European Union’s General Data Protection Regulation ("GDPR"), which became effective in May 2018, and the California Consumer Privacy Act of 2018 ("CCPA"), which became effective on January 1, 2020. The interpretation and application of data privacy and data protection laws and regulations are often uncertain and are evolving in the United States and internationally. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to and potential impact on our business and develop strategies to address regulatory trends and developments, including any required changes to our privacy and data protection compliance programs and policies.
Employees
As of December 31, 2019 and 2018, our Company had approximately 86,200 and 62,600 employees, respectively, of which approximately 10,100 and 11,400, respectively, were located in the United States. The increase in the total number of employees was primarily due to the acquisition of Costa Limited ("Costa"). Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2019, approximately 1,100 employees in North America were covered by collective bargaining agreements. These agreements have terms of three years to five years. We currently anticipate that we will be able to successfully renegotiate such agreements when they expire.
The Company believes that its relations with its employees are generally satisfactory.

Available Information
The Company maintains a website at the following address: www.coca-colacompany.com. The information on the Company's website is not incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission ("SEC") in accordance with the Securities Exchange Act of 1934, as amended ("Exchange Act"). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the "Investors" page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the "Investors" page of our website and review information we post on that page.
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
There is growing concern among consumers, public health professionals and government agencies about the health problems associated with obesity. Increasing public concern about obesity; other health-related public concerns surrounding consumption of sugar-sweetened beverages; possible new or increased taxes on sugar-sweetened beverages by government entities to reduce consumption or to raise revenue; additional governmental regulations concerning the advertising, marketing, labeling, packaging or sale of our sugar-sweetened beverages; and negative publicity resulting from actual or threatened legal actions against us or other companies in our industry relating to the marketing, labeling or sale of sugar-sweetened beverages may reduce demand for, or increase the cost of, our sugar-sweetened beverages, which could adversely affect our profitability.
If we do not address evolving consumer product and shopping preferences, our business could suffer.
Consumer product preferences have evolved and continue to evolve as a result of, among other things, health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened beverages and the perceived undesirability of artificial ingredients; shifting consumer demographics; changes in consumer tastes and needs coupled with a rapid expansion of beverage options and potential delivery methods; changes in consumer lifestyles; concerns regarding location of origin or source of ingredients and raw materials and the environmental and sustainability impact of ingredient sources and the product manufacturing process; consumer emphasis on transparency related to ingredients we use in our products and collection and recyclability of, and amount of recycled content contained by, our packaging containers and other materials; concerns about the health and welfare of animals in our dairy supply chain; dramatic shifts in consumer shopping patterns as a result of the rapidly evolving digital landscape; and competitive product and pricing pressures. In addition, in many of our markets, shopping patterns are being affected by the digital evolution, with consumers rapidly embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms. If we fail to address past changes in consumer product and shopping preferences, do not successfully anticipate and prepare for future changes in such preferences, or are ineffective or slow in developing and implementing appropriate digital transformation initiatives, our share of sales, revenue growth and overall financial results could be negatively affected.
Increased competition could hurt our business.
We operate in the highly competitive nonalcoholic beverage segment of the commercial beverage industry. For additional information regarding the competitive environment in which we operate, including the names of certain of our significant competitors, refer to the heading "Competition" set forth in Part I, "Item 1. Business" of this report. Our ability to gain or maintain share of sales in the global market or in various local markets may be limited as a result of actions by competitors. Competitive pressures may cause us and our bottling partners to reduce prices we charge customers or may restrict our and our bottlers' ability to increase such prices in response to commodity and other cost increases. Such pressures may also increase marketing costs and in-store placement and slotting fees. In addition, the rapid growth of e‑commerce may create additional consumer price deflation by, among other things, facilitating comparison shopping, and could potentially threaten the value of some of our legacy route-to-market strategies and thus negatively affect revenues. If we do not continuously strengthen our capabilities in marketing and innovation to maintain our brand loyalty and market share while we selectively expand into other profitable categories in the nonalcoholic beverage segment of the commercial beverage industry, our business could be negatively affected.

Water scarcity and poor quality could negatively impact the Coca-Cola system's costs and capacity.
Water is a main ingredient in substantially all of our products, is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. It also is critical to the prosperity of the communities we serve. Water is a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing demand for food and other consumer and industrial products whose manufacturing processes require water, increasing pollution and emerging awareness of potential contaminants, poor management, lack of physical or financial access to water, sociopolitical tensions due to lack of public infrastructure in certain areas of the world and the effects of climate change. As the demand for water continues to increase around the world, and as water becomes scarcer and the quality of available water deteriorates, the Coca-Cola system may incur higher costs or face capacity constraints and the possibility of reputational damage, which could adversely affect our profitability or net operating revenues in the long run.
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
Public debate and concern about perceived negative health consequences of certain ingredients in our beverage products, such as non-nutritive sweeteners and biotechnology-derived substances; substances that are present in our beverage products naturally or that occur as a result of the manufacturing process, such as 4-methylimidazole ("4-MEI," a chemical compound that is formed during the manufacturing of certain types of caramel coloring used in cola-type beverages); or substances used in packaging materials, such as bisphenol A ("BPA," an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans), may affect consumers' preferences and cause them to shift away from some of our beverage products. In addition, increasing public concern about actual or perceived health consequences of the presence of such ingredients or substances in our beverage products or in packaging materials, whether or not justified, could result in additional governmental regulations concerning the advertising, marketing, labeling, packaging or sale of our beverages; possible new or increased taxes on our beverages by government entities; and negative publicity, or actual or threatened legal actions against us or other companies in our industry, all of which could damage the reputation of, and may reduce demand for, our beverage products.
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
We rely on networks and information systems and other technology ("information systems"), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments, employee processes, consumer marketing, mergers and acquisitions, and research and development. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among our locations around the world and between Company personnel and our bottlers and other customers, suppliers and consumers. Because information systems are critical to many of the Company's operating activities, our business may be impacted by system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such incidents could result in unauthorized or accidental disclosure of material confidential information or regulated individual personal data. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrate or finished products. Unauthorized or accidental access to, or destruction, loss, alteration, disclosure, falsification or unavailability of, information could result in violations of data privacy laws and regulations, damage to the reputation and credibility of the Company, loss of opportunities to acquire or divest of businesses or brands and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, our bottling partners, other customers or suppliers, or consumers or other data subjects, and may become exposed to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.
Like most major corporations, the Company's information systems are a target of attacks. In addition, third-party providers of data hosting or cloud services, as well as our bottling partners, distributors, joint venture partners or suppliers, may experience cybersecurity incidents that may involve data we share with them. Although the incidents that we have experienced to date have not had a material effect on our business, financial condition or results of operations, such incidents could have a material adverse effect on us in the future. In order to address risks to our information systems, we continue to make investments in personnel, technologies, cyber insurance and training of Company personnel. The Company maintains an information risk management program which is supervised by information technology management and reviewed by a cross-functional committee. As part of this program, reports that include analysis of emerging risks as well as the Company's plans and strategies to address them are regularly prepared and presented to senior management and the Audit Committee of the Board of Directors.
If we fail to comply with personal data protection and privacy laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which could negatively affect our business and operating results.
In the ordinary course of our business, we receive, process, transmit and store information relating to identifiable individuals ("personal data"), primarily employees and former employees but also some consumers. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws have been subject to frequent changes, and new legislation in this area may be enacted in other jurisdictions at any time. In the European Union ("EU"), the GDPR, which became effective on May 25, 2018 for all EU member states, includes operational requirements for companies receiving or processing personal data of EU residents and provides for significant penalties for noncompliance. In the United States, the CCPA, which became effective on January 1, 2020, provides for a private right of action for data breaches and requires companies that process information about California residents to make disclosures to consumers about their data collection, use and sharing practices and to allow consumers to opt out of certain data sharing with third parties. The changes introduced by the GDPR and the CCPA, as well as any other changes to existing personal data protection or privacy laws and the introduction of such laws in other jurisdictions, have subjected and may continue in the future to subject the Company to, among other things, additional costs and expenses and have required and may in the future require costly changes to our business practices and security systems, policies, procedures and practices. Our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future may not prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of the GDPR, the CCPA and/or of other personal data protection or privacy laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.
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
Our success depends in part on our ability to grow our business in emerging and developing markets, which in turn depends on economic and political conditions in those markets and on our ability to work with local bottlers to make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Additionally, we rely on local availability of talented management and employees to establish and manage our operations in these markets. Scarcity of, or heavy competition for, talented employee resources could impede our abilities in such markets. Moreover, the supply of our products in emerging and developing markets must match consumers' demand for those products. Due to product price, limited purchasing power and cultural differences, our products may not be accepted in any particular emerging or developing market.
Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2019, we used 70 functional currencies in addition to the U.S. dollar and derived $25.6 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. For information regarding the estimated impact of currency fluctuations on our consolidated and operating segment net operating revenues for 2019 and 2018, refer to the heading "Operations Review — Net Operating Revenues" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. Because of the geographic diversity of our operations, weaknesses in some currencies may be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could materially affect our financial results.

If interest rates increase, our net income could be negatively affected.
We maintain levels of debt that we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. When and to the extent appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. However, our financial risk management program may not be successful in reducing the risks inherent in exposures to interest rate fluctuations. In addition, in July 2017, the United Kingdom's Financial Conduct Authority, the governing body responsible for regulating the London Interbank Offered Rate ("LIBOR"), announced that it will no longer compel or persuade financial institutions and panel banks to submit rates for the calculation of LIBOR after 2021. This decision is expected to result in the discontinuance of the use of LIBOR as a reference rate for commercial loans and other indebtedness. Although the impact of the possible discontinuance of LIBOR publication and transition to alternative reference rates remains unclear, it is possible that these changes may have an adverse impact on our financing costs. Our interest expense may also be affected by our credit ratings. In assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as the consolidated balance sheet and other financial information of the Company. In addition, some credit rating agencies also consider financial information of certain of our major bottling partners. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure; our major bottling partners' financial performance; changes in the credit rating agencies' methodology in assessing our credit strength; the credit agencies' perception of the impact of credit market conditions on our or our major bottling partners' current or future financial performance and financial condition; or for any other reason, our cost of borrowing could increase. Additionally, if the credit ratings of certain bottling partners in which we have equity method investments were to be downgraded, such bottling partners' interest expense could increase, which would reduce our equity income.
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
Our annual tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have a material effect on our financial statements for the period or periods for which the applicable final determinations are made and for periods for which the statute of limitations is open. For instance, the United States Internal Revenue Service ("IRS") is seeking to increase our U.S. taxable income for tax years 2007 through 2009 by an amount that creates a potential additional U.S. federal income tax liability of approximately $3.3 billion for that period, plus interest. If this income tax dispute were to be ultimately determined adversely to us, any additional taxes, interest and potential penalties in the litigated or subsequent years could have a material adverse impact on the Company's financial position, results of operations and cash flows. Any such adjustments related to years prior to 2018, either in the litigation period or later, may have an impact on the transition tax payable as part of the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act"). For additional information regarding this income tax dispute, refer to Note 13 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report.
Increased or new indirect taxes in the United States and throughout the world could negatively affect our business.
Our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as "indirect taxes," including import duties, tariffs, excise taxes, sales or value-added taxes, taxes on sugar-sweetened beverages, packaging taxes, property taxes and payroll taxes, in many of the jurisdictions in which we operate, including indirect taxes imposed by state and local governments. In addition, in the past, the U.S. Congress considered imposing a federal excise tax on beverages sweetened with sugar, HFCS or other nutritive sweeteners and may consider similar proposals in the future. As federal, state and local governments in the United States and throughout the world experience significant budget deficits, some lawmakers have singled out beverages among a plethora of revenue-raising items and have imposed or increased, or proposed to impose or increase, sales or similar taxes on beverages, particularly sugar-sweetened beverages. Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable, which may negatively impact our net operating revenues and profitability.
If we do not successfully manage the possible negative consequences of our productivity initiatives, our business operations could be adversely affected.
We believe that improved productivity is essential to achieving our long-term growth objectives and, therefore, a leading priority of our Company is to design and implement the most effective and efficient business model possible. Consequently, we continuously search for productivity opportunities in our business. Some of the actions we may take from time to time in pursuing these opportunities may become a distraction for our managers and employees and may disrupt our ongoing business operations; cause deterioration in employee morale which may make it more difficult for us to retain or attract qualified managers and employees; disrupt or weaken the internal control structures of the affected business operations; and give rise to negative publicity which could affect our corporate reputation. If we are unable to successfully manage the possible negative consequences of our productivity initiatives, our business operations could be adversely affected.
If we are unable to attract or retain a highly skilled and diverse workforce, our business could be negatively affected.
The success of our business depends on our Company's and the Coca-Cola system's ability to attract, develop, retain and motivate a highly skilled and diverse workforce as well as on our success in nurturing a culture that supports our growth and aligns employees around the Company purpose and work that matters most. We may not be able to successfully compete for, attract and/or retain the high-quality and diverse employee talent we want and our future business needs may require, such as employees with e-commerce, social media and digital marketing and advertising skills, and/or digital and analytics capabilities. Changes in immigration laws and policies could also make it more difficult for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs. In addition, the unexpected loss of experienced and highly skilled associates due to an increase in aggressive recruiting for best-in-class talent could deplete our institutional knowledge base and erode our competitiveness. Any of the foregoing could have a negative impact on our business.
Increase in the cost, disruption of supply or shortage of energy or fuel could affect our profitability.
Our Company-owned or -controlled bottlers operate a large fleet of trucks and other motor vehicles to distribute and deliver beverage products to customers. In addition, we use a significant amount of electricity, natural gas and other energy sources to operate our concentrate, syrup and juice production plants and the bottling plants and distribution facilities operated by our Company-owned or -controlled bottlers. An increase in the price, disruption of supply or shortage of fuel and other energy sources in countries in which we have concentrate plants, or in any of the major markets in which our Company-owned or -controlled bottlers operate, which may be caused by increasing demand, by events such as natural disasters, power outages and the like, or by government regulations, taxes, policies or programs designed to reduce greenhouse gas emissions to address climate change, could increase our operating costs and negatively impact our profitability.
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
We and our bottling partners use various ingredients in our business, including HFCS, sucrose, aspartame, acesulfame potassium, sucralose, saccharin, cyclamate, steviol glycosides, ascorbic acid, citric acid, phosphoric acid, caffeine and caramel color; other raw materials such as orange and other fruit juice and juice concentrates; packaging materials such as PET, bio-based PET and recycled PET for bottles; and aluminum cans and other containers. For additional information regarding ingredients, other raw materials, packaging materials and containers we use in our business, refer to the heading "Raw Materials" set forth in Part I, "Item 1. Business" of this report. The prices of these ingredients, other raw materials, packaging materials, aluminum cans and other containers fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners' ingredients, other raw materials, packaging materials, aluminum cans and other containers to the extent they cannot be recouped through increases in the prices of finished beverage products, could increase our and our bottling partners' operating costs and reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials, packaging materials, aluminum cans and other containers could affect affordability in some markets and reduce Coca-Cola system sales. In addition, some of our ingredients, such as aspartame, acesulfame potassium, and saccharin, as well as some packaging containers, such as aluminum cans, are available from a limited number of suppliers, and certain other ingredients are available from only one source each. Furthermore, some of our suppliers are located in countries experiencing political or other risks. We and our bottling partners may not be able to maintain favorable arrangements and relationships with these suppliers, and our contingency plans may not be effective in preventing disruptions that may arise from shortages of any ingredient that is available from a limited number of suppliers or from only one source.
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
An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, packaging materials, aluminum cans and other containers that may be caused by changes in or the enactment of new laws and regulations; a deterioration of our or our bottling partners' relationships with suppliers; supplier quality and reliability issues; trade disruptions; changes in supply chain; and increases in tariffs that may be caused by the United Kingdom's withdrawal from the European Union, commonly referred to as "Brexit"; or events such as natural disasters, widespread outbreaks of infectious diseases (such as the recent outbreak of the novel coronavirus COVID-19), power outages, labor strikes, political uncertainties or governmental instability, or the like could negatively impact our net operating revenues and profits.
Increasing concerns about the environmental impact of plastic bottles and other plastic packaging materials could result in reduced demand for our beverage products and increased production and distribution costs.
There are increasing concerns among consumers, governments and other stakeholders about the damaging impact of the proliferation and accumulation of plastic bottles and other packaging materials in the environment, particularly in the world's waterways, lakes and oceans. We and our bottling partners sell certain of our beverage products in plastic bottles and use other plastic packaging materials that are not biodegradable and, while largely recyclable, may not be regularly recovered and recycled due to low economic value or lack of collection and recycling infrastructure. If we and our bottling partners do not, or are perceived not to, act responsibly to address plastic materials recoverability and recycling concerns, our corporate image and brand reputation could be damaged, which may cause some consumers to reduce or discontinue consumption of some of our beverage products. In addition, from time to time we establish and publicly announce goals and commitments to reduce the Coca-Cola system's impact on the environment by increasing our use of recycled plastic and other packaging materials; increasing our use of packaging materials that are made in part of plant-based renewable materials; participating in programs and initiatives to reclaim or recover plastic bottles and other packaging materials that are already in the environment; and taking other actions and participating in other programs and initiatives organized or sponsored by nongovernmental organizations and other groups. If we and our bottling partners fail to achieve or improperly report on our progress toward achieving our announced environmental goals and commitments, the resulting negative publicity could adversely affect consumer preference for our beverage products. In addition, in response to environmental concerns, governmental entities in the United States and in many other jurisdictions around the world have adopted or are considering adopting regulations and policies designed to mandate or encourage plastic packaging waste reduction and an increase of recycling rates or, in some cases, restricting or even prohibiting the use of plastic containers or packaging materials. These regulations and policies, whatever their scope or form, could increase the cost of our beverage products or otherwise put the Company at a competitive disadvantage. In addition, our increased focus on reducing plastic containers and other packaging materials waste may require us to incur additional expenses and to increase our capital expenditures. A reduction in consumer demand for our beverage products and/or an increase in costs and expenditures relating to production and distribution as a result of these environmental concerns regarding plastic bottles and other packaging materials could have an adverse effect on our business and results of operations.
Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.
We and our bottlers currently offer nonrefillable containers in the United States and in various other markets around the world. Legal requirements have been enacted in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. Other proposals relating to beverage container deposits, recycling, tethered bottle caps, ecotax and/or product stewardship or even prohibitions on certain types of plastic products, packages and cups have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere. Consumers' increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of additional such legislation or regulations in the future. If these types of requirements are adopted and implemented on a large scale in any of the major markets in which we operate, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues and profitability.
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
For example, under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the exposure falls under an established safe harbor level or another exemption is applicable. For additional information regarding Proposition 65, refer to the heading "Governmental Regulation" set forth in Part I, "Item 1. Business" of this report. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets.
Unfavorable general economic conditions in the United States could negatively impact our financial performance.
In 2019, our net operating revenues in the United States were $11.7 billion, or 31 percent, of our total net operating revenues. Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, our beverages in our flagship market. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private label brands. Softer consumer demand for our beverages in the United States could reduce our profitability and could negatively affect our overall financial performance.
Unfavorable economic and political conditions in international markets could hurt our business.
We derive a significant portion of our net operating revenues from sales of our products in international markets. In 2019, our operations outside the United States accounted for $25.6 billion, or 69 percent, of our total net operating revenues. Unfavorable economic conditions and financial uncertainties in our major international markets, including uncertainties related to Brexit implementation, and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers' purchasing power, thereby reducing demand for our products. Product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders, price controls, limitations on profits, retaliatory tariffs, import authorization requirements and other restrictions on business activities which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries or otherwise, could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it impossible for us to continue to make sales to bottlers in such countries. The imposition of retaliatory sanctions against U.S. multinational corporations by countries that are or may become subject to U.S. trade sanctions, or the delisting of our branded products by retailers in various countries in reaction to U.S. trade sanctions or other governmental action or policy, could also negatively affect our business.
Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
We are party to various litigation claims and legal proceedings in the ordinary course of business, including, but not limited to, litigation claims and legal proceedings arising out of our advertising and marketing practices, product claims and labels, intellectual property and commercial disputes, tax disputes, and environmental and employment matters. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates.
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
Climate change and legal or regulatory responses thereto may have a long-term adverse impact on our business and results of operations.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, such as sugarcane, corn, sugar beets, citrus, coffee and tea, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate water scarcity and cause a further deterioration of water quality in affected regions, which could limit water availability for the Coca-Cola system's bottling operations. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our beverage products. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. In addition, from time to time we establish and publicly announce goals and commitments to reduce the Coca-Cola system's carbon footprint by increasing our use of recycled packaging materials and participating in environmental and sustainability programs and initiatives organized or sponsored by nongovernmental organizations and other groups to reduce greenhouse gas emissions industry-wide. If we and our bottling partners fail to achieve or improperly report on our progress toward achieving our carbon footprint reduction goals and commitments, the resulting negative publicity could adversely affect consumer preference for our beverage products.
If negative publicity, whether or not warranted, concerning product safety or quality, workplace and human rights, obesity or other issues damages our brand image, corporate reputation and social license to operate, our business may suffer.
Our success depends in large part on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions, and maintain our corporate reputation and social license to operate. However, our continuing investment in advertising and marketing and our strong commitment to product safety and quality and human rights may not have the desired impact on our products' brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In some emerging markets, the production and sale of counterfeit or "spurious" products, which we and our bottling partners may not be able to fully combat, may damage the image and reputation of our products. In addition, from time to time, we and our executives engage in public policy endeavors that are either directly related to our products and packaging or to our business operations and the general economic climate affecting the Company. These engagements in public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships could subject us to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations we sponsor or support financially or through in-kind contributions. Likewise, campaigns by activists connecting us, or our bottling system or supply chain, with workplace and human rights issues, whether actual or perceived, could adversely impact our corporate image and reputation. Additionally, negative postings or comments on social media or networking websites about the Company or one of its brands, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of our brands or the Company. Furthermore, in June 2011, the United Nations Human Rights Council endorsed the Guiding Principles on Business and Human Rights, which outlines how businesses should implement the corporate responsibility to respect human rights principles included in the United Nations "Protect, Respect and Remedy" framework on human rights. Through our Human Rights Policy, Code of Business Conduct and Supplier Guiding Principles, and our participation in the United Nations Global Compact, as well as our active participation in the Global Business Initiative on Human Rights, we made a number of commitments to respect all human rights. Allegations, even if untrue, that we are not respecting one or more of the 30 human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable workplace and labor laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could negatively affect our Company's overall reputation and brand image, which in turn could have a negative impact on our products' acceptance by consumers. In addition, if we fail to protect our associates' and our supply chain employees' human rights, or inadvertently discriminate against any group of associates or hiring prospects, our ability to hire and retain the best talent will be diminished, which could have an adverse impact on our overall business.
Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.
Our Company's business is subject to various laws and regulations in the numerous countries throughout the world in which we do business, including laws and regulations relating to competition, product safety, advertising and labeling, container deposits, recycling and product stewardship, the protection of the environment, occupational health and safety, employment and labor practices, personal data protection and privacy, and data security. For additional information regarding laws and regulations applicable to our business, refer to the heading "Governmental Regulation" set forth in Part I, "Item 1. Business" of this report. Changes in applicable laws or regulations or evolving interpretations thereof, including increased or additional regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, to discourage the use of plastic materials, including regulations relating to recovery and/or disposal of plastic bottles and other packaging materials due to environmental concerns, or to limit or impose additional costs on commercial water use due to local water scarcity concerns, may result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability, or may impede the production, distribution, marketing and sale of our products, which could affect our net operating revenues. In addition, failure to comply with U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in litigation, the assessment of damages, the imposition of penalties, suspension of production or distribution, costly changes to equipment or processes due to required corrective action, or a cessation or interruption of operations at our or our bottling partners' facilities, as well as damage to our or our bottling partners' image and reputation, all of which could harm our or our bottling partners' profitability.
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
We have established and publicly announced certain long-term growth objectives. These objectives were based on, among other things, our evaluation of our growth prospects, which are generally driven by the sales potential of our many beverage products, some of which are more profitable than others, and on an assessment of the potential price and product mix. We may not be able to realize the sales potential and the price and product mix necessary to achieve our long-term growth objectives.
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
Many of our associates at our key manufacturing locations and bottling plants are covered by collective bargaining agreements. While we generally have been able to renegotiate collective bargaining agreements on satisfactory terms when they expire and regard our relations with associates and their representatives as generally satisfactory, negotiations may nevertheless be challenging, as the Company must have competitive cost structures in each market while meeting the compensation and benefits needs of our associates. If we are unable to renew collective bargaining agreements on satisfactory terms, our labor costs could increase, which could affect our profit margins. In addition, many of our bottling partners' employees are represented by labor unions. Strikes, work stoppages or other forms of labor unrest at any of our major manufacturing facilities or at our bottling operations' or our major bottlers' plants could impair our ability to supply concentrates and syrups to our bottling partners or our bottlers' ability to supply finished beverages to customers, which could reduce our net operating revenues and could expose us to customer claims. Furthermore, from time to time we and our bottling partners restructure manufacturing and other operations to improve productivity. Restructuring activities and the announcement of plans for future restructuring activities may result in a general increase in insecurity among some Company associates and some employees in other parts of the Coca-Cola system, which may have negative impacts on employee morale and work performance, result in escalation of grievances and adversely affect the negotiation of collective bargaining agreements. If these labor relations are not effectively managed at the local level, they could escalate in the form of corporate campaigns supported by the labor organizations and could negatively affect our Company's overall reputation and brand image, which in turn could have a negative impact on our products' acceptance by consumers.
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
From time to time we acquire or take control of bottling operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. In addition, we routinely evaluate opportunities to acquire other businesses or brands to expand our beverage portfolio and capabilities. We may incur unforeseen liabilities and obligations in connection with acquiring, taking control of or managing acquired bottling operations, other businesses or brands and may encounter unexpected difficulties and costs in restructuring and integrating them into our Company's operating and internal control structures. We may also experience delays in extending our Company's internal control over financial reporting to newly acquired or controlled bottling operations or other newly acquired businesses, which may increase the risk of failure to prevent misstatements in their financial records and in our consolidated financial statements. In addition, our product quality and safety programs and controls may not be sufficiently robust to effectively cope with the expanded range of product offerings introduced through newly acquired businesses or brands, which may increase our costs or subject us to negative publicity. Also, we may not be able to successfully manage the additional complexities involved with overseeing the various supply chain models as we expand our product offerings and seek to manage acquired businesses in a more independent, less integrated manner. Our financial performance depends in large part on how well we can manage and improve the performance of Company-owned or -controlled bottling operations and other acquired businesses or brands. However, we may not be able to achieve our strategic and financial objectives for such bottling operations, businesses or brands. If we incur unforeseen liabilities, obligations and costs in connection with acquiring or integrating bottling operations or other businesses, experience internal control or product quality failures or are unable to achieve our strategic and financial objectives for Company-owned or -controlled bottling operations and other acquired businesses or brands, our consolidated results could be negatively affected.
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
Because of our global presence and worldwide operations, our business could be affected by large-scale terrorist acts, cyber-strikes and radiological attacks, especially those directed against the United States or other major industrialized countries; the outbreak or escalation of armed hostilities; major natural disasters; or widespread outbreaks of infectious diseases such as the recent outbreak of the novel coronavirus COVID-19. Such events could impair our ability to manage our business around the world, could disrupt our supply of raw materials and ingredients, and could impact production, transportation and delivery of concentrates, syrups and finished products. In addition, such events could cause disruption of regional or global economic activity, which could affect consumers' purchasing power in the affected areas and, therefore, reduce demand for our products.
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
We own or lease additional facilities, real estate and office space throughout the world which we use for administrative, manufacturing, processing, packaging, storage, warehousing, distribution and retail operations. These properties are generally included in the geographic operating segment in which they are located, with the exception of our retail stores which are primarily included in the Global Ventures operating segment.
The following table summarizes our principal production facilities, distribution and storage facilities, and retail stores by operating segment and Corporate as of December 31, 2019:

	Principal Concentrate and/or Syrup Plants		Principal Beverage Manufacturing/Bottling Plants		Principal Distribution and Storage Warehouses		Principal Retail Stores
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Europe, Middle East & Africa	6	—	—	—	—	25	—	12
Latin America	5	—	—	—	2	3	—	—
North America	11	—	9	1	—	38	—	—
Asia Pacific	6	—	—	—	2	—	—	—
Global Ventures	1	—	1	—	—	1	—	1,718
Bottling Investments	—	—	87	7	101	97	—	—
Corporate	3	—	—	—	—	7	—	—
Total	32	—	97	8	105	171	—	1,730
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
ITEM 3.  LEGAL PROCEEDINGS
The Company is involved in various legal proceedings, including the proceedings specifically discussed below. Management believes that, except as disclosed in "U.S. Federal Income Tax Dispute" below, the total liabilities of the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Company taken as a whole.

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
The Company owned Aqua-Chem from 1970 to 1981. During that time, the Company purchased over $400 million of insurance coverage, which also insures Aqua-Chem for some of its prior and future costs for certain product liability and other claims. The Company sold Aqua-Chem to Lyonnaise American Holding, Inc., in 1981 under the terms of a stock sale agreement. The 1981 agreement, and a subsequent 1983 settlement agreement, outlined the parties' rights and obligations concerning past and future claims and lawsuits involving Aqua-Chem. Cleaver-Brooks, a division of Aqua-Chem, manufactured boilers, some of which contained asbestos gaskets. Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and currently has approximately 15,000 active claims pending against it.
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
U.S. Federal Income Tax Dispute
On September 17, 2015, the Company received a Statutory Notice of Deficiency (the "Notice") from the IRS for the tax years 2007 through 2009 after a five-year audit. In the Notice, the IRS claimed that the Company's U.S. taxable income should be increased by an amount that creates a potential additional federal income tax liability of approximately $3.3 billion for the period plus interest. No penalties were asserted in the Notice. The disputed amounts largely relate to a transfer pricing matter involving the appropriate amount of taxable income the Company should report in the United States in connection with its licensing of intangible property to certain related foreign licensees regarding the manufacturing, distribution, sale, marketing and promotion of products in certain foreign markets.
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
Environmental Matter
In April 2019, the Company received a Finding and Notice of Violation ("NOV") from the United States Environmental Protection Agency ("EPA") alleging that the Company violated the California Truck and Bus Regulation and the California Drayage Truck Regulation by failing to verify compliance with such regulations by certain diesel-fueled vehicles owned by third parties that the Company caused to be operated in California. The Company reached a settlement with the EPA regarding this matter under which it paid a civil penalty of $145,000.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM X.  INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of our Company as of February 24, 2020:
Manuel Arroyo, 52, is Chief Marketing Officer of the Company and President of the Asia Pacific Group. Mr. Arroyo first joined the Company in 1995 in Madrid in brand management and served in roles of increasing responsibility with the Company until his appointment as General Manager for Spain in 2004, a position which he held until 2006. Mr. Arroyo served as President of the South East and West Asia business unit from 2006 to 2010 and as President of the ASEAN business unit from 2010 to August 2014. Mr. Arroyo served as Senior Vice President and President, Asia Pacific, of S.C. Johnson & Son, Inc., a multinational consumer product manufacturer, from September 2014 to May 2015, and as Chief Executive Officer of Deoleo, S.A., a Spanish multinational olive oil processing company, from May 2015 until September 2016. Mr. Arroyo returned to the Company as General Manager for Iberia in February 2017 and was appointed President of the Mexico business unit in July 2017, a position in which he served until his appointment as President of the Asia Pacific Group effective January 1, 2019. Mr. Arroyo was appointed Chief Marketing Officer of the Company effective January 1, 2020 and continues to serve as President of the Asia Pacific Group.
Lisa Chang, 51, is Senior Vice President and Chief People Officer of the Company. Ms. Chang joined the Company as Chief People Officer effective March 1, 2019. Prior to joining the Company, she served as Senior Vice President and Chief Human Resources Officer for AMB Group LLC, which is the investment management and shared services arm of The Blank Family of Businesses, from 2014 through 2018. Prior to joining AMB Group LLC, Ms. Chang served as Vice President of Human Resources for International at Equifax Inc. from 2013 through 2014, where she led human resources for all of its global locations. Prior to Equifax Inc., Ms. Chang held various senior human resources positions in the media and entertainment industry with Turner Broadcasting System Inc. and The Weather Channel from 1998 through 2013. Ms. Chang was elected Senior Vice President of the Company effective March 1, 2019.
James L. Dinkins, 57, is Senior Vice President of the Company and President, Coca-Cola North America. Mr. Dinkins joined the Company in 1988, serving in various account management, marketing and field sales roles with Coca-Cola USA until July 1999. He rejoined the Company in August 2002 as Managing Director, NCAA Sports, and held positions of increasing responsibility in the Coca-Cola Foodservice and On-Premise business of Coca-Cola North America. From November 2010 to April 2014, he served as President, 7-Eleven Global Customer Team, and from April 2014 to August 2014, he served as Senior Vice President, National Retail Sales for select grocery, club and convenience retail customers. From August 2014 to May 2017, he served as Chief Retail Sales Officer for Coca-Cola North America. From May 2017 to December 2017, he served as President of the Minute Maid business unit and Chief Retail Sales Officer for Coca-Cola North America. Mr. Dinkins was appointed President of Coca-Cola North America and elected Senior Vice President of the Company effective January 1, 2018.
Nikos Koumettis, 55, is President of the Europe, Middle East and Africa Group. Mr. Koumettis joined the Company in January 2001 as Southeast Mediterranean Region General Manager for Greece and Cyprus. Mr. Koumettis served as President of the Adriatic and Balkans business unit from January 2003 to June 2008, as President of Coca-Cola Ltd. based in Canada from June 2008 to April 2011, and as President of the Central and Southern Europe business unit from April 2011 to April 2016. In April 2016, Mr. Koumettis was appointed President of the Central and Eastern Europe business unit based in Athens and continued in that position until his appointment as President of the Europe, Middle East and Africa Group effective January 1, 2019.
Robert Long, 62, is Senior Vice President and Chief Innovation Officer of the Company. Mr. Long joined the Company in April 2004 as Vice President, Global Packaging Platforms. In October 2007, he moved to Japan to lead research and development for Japan, a position he held until coming to Coca-Cola North America in August 2010 to lead research and development. In October 2012, he also assumed North America responsibility for Technical Governance (Quality, Environment, Safety and Scientific & Regulatory Affairs). Mr. Long served as Vice President, Research and Development, of the Company from December 2016 until his appointment as Chief Innovation Officer and election as Senior Vice President of the Company effective May 1, 2017.
Jennifer K. Mann, 47, is Senior Vice President of the Company and President, Global Ventures. Ms. Mann joined the Company in 1997 as Manager in the National Customer Support Division of Coca-Cola North America. She served as Vice President and General Manager of Coca-Cola Freestyle from June 2012 until October 2015, when she was appointed Chief of Staff for James Quincey, then President and Chief Operating Officer of the Company. Ms. Mann was appointed Chief People Officer and elected Senior Vice President of the Company effective May 1, 2017. She continued to serve as Chief of Staff for the Chief Executive Officer of the Company until October 2018. Ms. Mann was appointed to the additional position of President, Global Ventures, effective January 1, 2019 and continued to serve as Chief People Officer until March 1, 2019.
John Murphy, 58, is Executive Vice President and Chief Financial Officer of the Company. Mr. Murphy joined the Company in 1988 as an International Internal Auditor. In 1991, he moved to Coca-Cola Japan and served as Executive Assistant to the Chief Financial Officer. Mr. Murphy served in various finance, planning and operations roles with expanded responsibilities at

Coca-Cola Japan and subsequently worked for F&N Coca-Cola Ltd., the Coca-Cola bottling partner in Singapore. He rejoined the Company in 1996 as Region Manager in Indonesia. From March 2000 to November 2000, Mr. Murphy served as Vice President of Business Systems in Coca-Cola North America, and from December 2000 to May 2003, he served as Executive Vice President and Chief Financial Officer of Coca-Cola Japan. From June 2003 to May 2005, he served as Deputy President of Coca-Cola Japan, and in June 2005, he was appointed Vice President of Strategic Planning of the Company, a position he held until he became President of the Latin Center business unit in October 2008. Mr. Murphy was appointed President of the South Latin business unit in January 2013 and served in that role until his appointment to the position of President of the Asia Pacific Group in August 2016. Mr. Murphy was elected Senior Vice President and Deputy Chief Financial Officer of the Company effective January 1, 2019 and served in those capacities until his election as Executive Vice President and Chief Financial Officer of the Company effective March 16, 2019.
Beatriz Perez, 50, is Senior Vice President and Chief Communications, Public Affairs, Sustainability and Marketing Assets Officer of the Company. Ms. Perez joined the Company in 1996 and has served in various roles of increasing responsibility in brand and marketing management, field operations, sustainability, public affairs and communications. From April 2010 to June 2011, she served as Chief Marketing Officer for Coca-Cola North America. She served as the Company's first Chief Sustainability Officer from July 2011 to April 2017, and as Vice President, Global Partnerships and Licensing, Retail and Attractions from July 2016 to April 2017. Ms. Perez was appointed Chief Public Affairs, Communications and Sustainability Officer of the Company effective May 1, 2017 (Ms. Perez's functional title was subsequently changed to Chief Communications, Public Affairs, Sustainability and Marketing Assets Officer). Ms. Perez was elected Vice President of the Company in July 2011 and served in that capacity until her election as Senior Vice President of the Company effective May 1, 2017.
Nancy Quan, 53, is Senior Vice President and Chief Technical Officer of the Company. Ms. Quan joined the Company in May 2007 as R&D General Manager for the Europe and Eurasia Group. Ms. Quan served as Vice President, Innovation, of the Company from April 2008 to January 2010, as Vice President, R&D, for the Pacific Group from January 2010 to January 2012, and as Global R&D Officer for the Company from January 2012 to July 2016. Ms. Quan was appointed Chief Technical Officer of Coca-Cola North America in July 2016 and continued in that position until her election as Senior Vice President and Chief Technical Officer of the Company effective January 1, 2019.
James Quincey, 55, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Quincey joined the Company in 1996 as Director, Learning Strategy for the Latin America Group. He went on to serve in a series of operational roles of increasing responsibility in Latin America, leading to his appointment as President of the South Latin Division in December 2003, a position in which he served until his appointment as President of the Mexico Division in December 2005. In October 2008, he was named President of the Northwest Europe and Nordics business unit and served in that role until he was appointed President of the Europe Group in January 2013. He was elected President and Chief Operating Officer of the Company effective August 2015 and President and Chief Executive Officer of the Company effective May 1, 2017. Mr. Quincey served as President until December 2018. Mr. Quincey was first elected to the Board of Directors of the Company in April 2017. In December 2018, the Board of Directors elected Mr. Quincey to serve as Chairman of the Board of Directors of the Company effective upon his re-election as a Director at the Annual Meeting of Shareowners of the Company held on April 24, 2019.
Alfredo Rivera, 58, is President of the Latin America Group. Mr. Rivera joined the Company in April 1997 as a District Manager for Guatemala and El Salvador. In July 1999, he was appointed Southeast Region Manager in the Brazil Division, serving in this role until December 2003. From January 2004 to August 2006, he served as General Manager for the Ecuador business. From September 2006 to December 2012, Mr. Rivera served as Sparkling Beverages General Manager for the Mexico business unit. In January 2013, he was appointed President of the Latin Center business unit and served in that role until his appointment to his current position in August 2016.
Barry Simpson, 59, is Senior Vice President and Chief Information and Integrated Services Officer of the Company. In 2008, Mr. Simpson joined the Coca-Cola system, where he served as Chief Information Officer of Coca-Cola Amatil Limited, a Coca-Cola bottler based in Sydney, Australia, until December 2015. He joined the Company in January 2016 as the head of Global Business Unit Information Technology Services. Mr. Simpson was appointed Chief Information Officer in October 2016 and was elected Senior Vice President of the Company in December 2016. Effective January 1, 2019, Mr. Simpson's duties were expanded to include oversight of portions of the Company's Enabling Services organization and his title was changed to Senior Vice President and Chief Information and Integrated Services Officer of the Company.
Brian Smith, 64, is President and Chief Operating Officer of the Company. Mr. Smith joined the Company in 1997 as Latin America Group Manager for Mergers and Acquisitions, a role he held until July 2001. From 2001 to 2002, he worked as Executive Assistant to Brian Dyson, then Chief Operating Officer and Vice Chairman of the Company. Mr. Smith served as President of the Brazil Division from 2002 to 2008 and President of the Mexico business unit from 2008 through December 2012. Mr. Smith served as President of the Latin America Group from January 2013 to August 2016 and as President of the

Europe, Middle East and Africa Group from August 2016 until his election as President and Chief Operating Officer of the Company effective January 1, 2019.
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
As of February 19, 2020, there were 200,770 shareowner accounts of record. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the subheading "Equity Compensation Plan Information" under the principal heading "Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 22, 2020 ("Company's 2020 Proxy Statement"), to be filed with the Securities and Exchange Commission, is incorporated herein by reference.
During the year ended December 31, 2019, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2019 by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans[3]
September 28, 2019 through October 25, 2019	955,091	$54.22	945,000	167,390,321
October 26, 2019 through November 22, 2019	3,769,586	52.92	3,770,300	163,620,021
November 23, 2019 through December 31, 2019	4,131,840	54.16	2,590,354	161,029,667
Total	8,856,517	$53.64	7,305,654

[1]
The total number of shares purchased includes: (i) shares purchased pursuant to the 2012 Plan described in footnote 2 below and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.

[2]
On October 18, 2012, the Company publicly announced that our Board of Directors had authorized a plan ("2012 Plan") for the Company to purchase up to 500 million shares of our common stock. This column discloses the number of shares purchased pursuant to the 2012 Plan during the indicated time periods (including shares purchased pursuant to the terms of preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act).

[3]
On February 21, 2019, the Company publicly announced that our Board of Directors had authorized a new plan ("2019 Plan") for the Company to purchase up to 150 million shares of our common stock following the completion of the 2012 Plan. This column discloses the number of shares available for purchase under the 2012 Plan and the number of shares authorized for purchase under the 2019 Plan.

Performance Graph
Comparison of Five-Year Cumulative Total Return Among
The Coca-Cola Company, the Peer Group Index and the S&P 500 Index
Total Return
Stock Price Plus Reinvested Dividends

December 31,	2014	2015	2016	2017	2018	2019
The Coca-Cola Company	$100	$105	$105	$120	$128	$154
Peer Group Index	100	113	125	139	113	140
S&P 500 Index	100	101	114	138	132	174
The total return assumes that dividends were reinvested daily and is based on a $100 investment on December 31, 2014.
The Peer Group Index is a self-constructed peer group of companies that are included in the Dow Jones Food & Beverage Index and the Dow Jones Tobacco Index, from which the Company has been excluded.
The Peer Group Index consists of the following companies: Altria Group, Inc., Archer Daniels Midland Company, Beyond Meat, Inc., The Boston Beer Company, Inc., Brown-Forman Corporation, Bunge Limited, Campbell Soup Company, Conagra Brands, Inc., Constellation Brands, Inc., Darling Ingredients Inc., Flowers Foods, Inc., General Mills, Inc., The Hain Celestial Group, Inc., Herbalife Nutrition Ltd., The Hershey Company, Hormel Foods Corporation, Ingredion Incorporated, Jefferies Financial Group Inc., Kellogg Company, The Kraft Heinz Company, Keurig Dr Pepper Inc., Lamb Weston Holdings, Inc., Lancaster Colony Corporation, McCormick & Company, Incorporated, Molson Coors Brewing Company, Mondelēz International, Inc., Monster Beverage Corporation, National Beverage Corp., PepsiCo, Inc., Performance Food Group Company, Philip Morris International Inc., Pilgrim's Pride Corporation, Post Holdings, Inc., Seaboard Corporation, The J.M. Smucker Company, TreeHouse Foods, Inc., Tyson Foods, Inc. and US Foods Holding Corp.
Companies included in the Dow Jones Food & Beverage Index and the Dow Jones Tobacco Index change periodically. In 2019, the Dow Jones Food & Beverage Index and the Peer Group Index included Beyond Meat, Inc. and The Boston Beer Company, Inc., which were not included in the indices in 2018. Additionally, in 2019, these indices do not include B&G Foods, Inc., which was included in the indices in 2018.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Year Ended December 31,	2019	2018	2017	2016	2015
(In millions except per share data)
Summary of Operations
Net operating revenues	$37,266	$34,300	$36,212	$41,863	$44,294
Consolidated net income	8,985	6,476	1,283	6,550	7,366
Net income attributable to shareowners of The Coca-Cola Company	8,920	6,434	1,248	6,527	7,351
Per Share Data
Basic net income	$2.09	$1.51	$0.29	$1.51	$1.69
Diluted net income	2.07	1.50	0.29	1.49	1.67
Cash dividends	1.60	1.56	1.48	1.40	1.32
Balance Sheet Data
Total assets	$86,381	$83,216	$87,896	$87,270	$89,996
Long-term debt	27,516	25,376	31,202	29,684	28,311
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
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand The Coca-Cola Company, our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. This overview summarizes the MD&A, which includes the following sections:

•
Our Business — a general description of our business and the nonalcoholic beverage segment of the commercial beverage industry; our platform for sustained performance; our core capabilities; and challenges and risks of our business.

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
We make our branded beverage products available to consumers throughout the world through our independent network of bottling partners, distributors, wholesalers and retailers as well as Company-owned or -controlled bottling and distribution operations — the world's largest nonalcoholic beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for 2.0 billion of the approximately 61 billion servings of all beverages consumed worldwide every day.
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
In our domestic and international concentrate operations, we typically generate net operating revenues by selling concentrates, syrups and certain finished beverages to authorized bottling operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine concentrates with sweeteners (depending on the product), still water or sparkling water, or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrate, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments and our Global Ventures operating segment.
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

The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2019	2018	2017
Concentrate operations	55%	58%	50%
Finished product operations	45	42	50
Total	100%	100%	100%
The following table sets forth the percentage of total worldwide unit case volume related to concentrate operations and finished product operations:

Year Ended December 31,	2019	2018	2017
Concentrate operations	83%	82%	77%
Finished product operations	17	18	23
Total	100%	100%	100%
The Nonalcoholic Beverage Segment of the Commercial Beverage Industry
We operate in the highly competitive nonalcoholic beverage segment of the commercial beverage industry. We face strong competition from numerous other general and specialty beverage companies. We, along with other beverage companies, are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, consumer spending, economic conditions, availability and quality of water, consumer preferences, inflation, political climate, local and national laws and regulations, foreign currency fluctuations, fuel prices and weather patterns.
Our Platform for Sustained Performance
We have established a platform for sustained performance centered around disciplined portfolio growth; an aligned and engaged bottling system; and winning with our stakeholders — all supported by revenue growth management and brand-building initiatives.
Disciplined Portfolio Growth

•	Continuous innovation to offer consumers more personalized product solutions that match their tastes and lifestyles

•	Leveraging the Coca-Cola system to lift, shift and scale leading brands and winning concepts quickly and efficiently around the world

•	Utilizing mergers and acquisitions opportunities that strike the right balance between strategic rationale, financial returns and risk profile as an enabler to further our growth strategy
An Aligned and Engaged Bottling System

•	Strategically aligned bottling partners with a sharper focus on value growth rather than volume growth

•	Gaining efficiencies through scale and improved supply chains

•	Strong marketplace execution across the bottling system

•	A winning culture
Winning with Our Stakeholders

•	Succeeding as a company by empowering our employees, satisfying consumers with a wide variety of beverage options, and providing solutions to grow our customers' beverage businesses

•	Making a positive difference in the communities where we operate

•	Helping to create value for all of our stakeholders for a better shared future
Underpinning our platform for sustained performance are three enablers: digitizing the enterprise; fostering a growth culture; and growing sustainably.
Digitizing the Enterprise
The digital evolution is changing consumers' behaviors, influencing the way consumers think, interact and ultimately how they shop. We believe this evolution impacts every aspect of the Coca-Cola system and creates an opportunity to partner in different ways with our customers and re-engineer our supply chain and route-to-market.

Fostering a Growth Culture
We believe that sustainable and profitable growth is the product of a strong culture, with a focus on our employees, customers and consumers worldwide. As we move our business into the future, we will continue to drive a growth culture centered around curiosity, empowerment, inclusion and agility. Our belief is that focusing on these behaviors will enhance our associates' work performance and help us become a more growth-minded company.
Growing Sustainably
We are focused on giving people the drinks they want while trying to improve the world we all share, turning our passion for consumers into brands people love and creating shared opportunities through growth. We act in ways which we believe will create a more sustainable and better shared future for all of our stakeholders. We attempt to make a positive difference in peoples' lives, communities and our planet by doing business the right way.
Core Capabilities
To support our platform for sustained performance, we must continue to enhance our core capabilities of consumer marketing, commercial leadership and franchise leadership.
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
We are focusing on marketing strategies to drive volume growth in emerging markets, increase our brand value in developing markets and grow net operating revenues and profit in our developed markets. In emerging markets, we are investing in infrastructure programs that drive volume through increased access to consumers. In developing markets, where consumer access has largely been established, our focus is on differentiating our brands. In our developed markets, we continue to invest in brands and infrastructure programs but generally at a slower rate than gross profit growth.
Commercial Leadership
The Coca-Cola system has millions of customers around the world who sell or serve our products directly to consumers. We focus on enhancing value for our customers and providing solutions to grow their beverage businesses. Our approach includes understanding each customer's business and needs — whether that customer is a sophisticated retailer in a developed market or a kiosk owner in an emerging market. We focus on ensuring that our customers have the right product and package offerings and the right promotional tools to create enhanced value for themselves and the Company. We are constantly looking to build new beverage consumption occasions in our customers' outlets through unique and innovative consumer experiences, product availability and delivery systems, and beverage merchandising and displays. We participate in brand-building initiatives with our customers in order to drive consumer preference for our brands. Through our commercial leadership initiatives, we embed ourselves further into our retail customers' businesses while developing strategies for better execution at the point of sale.
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
Evolving Consumer Preferences
We are impacted by shifting consumer demographics and needs, on-the-go lifestyles and consumers who are empowered with more information than ever. As a consequence of these changes, many consumers want more choices, personalization, a focus on sustainability and recyclability, and transparency related to our products and packaging. We are committed to meeting their needs and to generating new growth through our portfolio of more than 500 brands and more than 4,700 beverage products (including more than 1,600 low- and no-calorie products), new product offerings, innovative and sustainable packaging, and ingredient education efforts. We are also committed to continuing to expand the variety of choices we provide to consumers and to providing options that reflect consumer concerns about impacts to our planet.
Increased Competition and Capabilities in the Marketplace
Our Company faces strong competition from well-established global companies as well as numerous regional and local companies. Additionally, the rapidly evolving digital landscape and growth of e-commerce has led to dramatic shifts in consumer shopping patterns and presents new challenges to competitively maintain the relevancy of our brands. We must continuously strengthen our capabilities in marketing and innovation in order to compete in a digital environment and maintain our brand loyalty and market share while we selectively expand into other profitable categories of the nonalcoholic beverage segment of the commercial beverage industry.
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
Through these integrated programs, we believe that our Company can leverage the water-related knowledge we have developed in the communities we serve through source water availability assessments and planning, water resource management, water treatment, wastewater treatment systems and models for working with communities and partners in addressing water and sanitation needs. As demand for water continues to increase around the world, we expect continued action on our part will help with the successful long-term stewardship of this critical natural resource, both for our business and the communities we serve.
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
Coronavirus Impact
Beginning in January 2020, concerns related to the spread of the novel coronavirus COVID-19 have caused a disruption to our business, primarily in China. While we currently expect this business disruption to be temporary, there is uncertainty around its duration and its broader impact, and therefore the effects it will have on our business. However, based on our current expectations, we believe this disruption will negatively impact our unit case volume and financial results for the first quarter of 2020. At this time, we do not expect this disruption to have a significant impact on our full year 2020 unit case volume or financial results.
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
Our Company holds interests in certain VIEs, primarily bottling operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to equity investments, profit guarantees or subordinated financial support. Refer to Note 13 of Notes to Consolidated Financial Statements. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Creditors of our VIEs do not have recourse against the general credit of the Company, regardless of whether they are accounted for as consolidated entities.
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
The assessment of recoverability and the performance of impairment tests of current and noncurrent assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of current and noncurrent assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a market participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result. Refer to the heading "Operations Review" below for additional information related to our present business environment. Certain factors discussed above are impacted by our current business environment and are discussed throughout this report, as appropriate.
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
Equity securities with readily determinable fair values that are not accounted for under the equity method and debt securities classified as trading are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. Similarly, prior to the adoption of ASU 2016-01, equity investments classified as trading were not tested for impairment. Equity method investments, equity securities without readily determinable fair values and debt securities classified as available-for-sale or held-to-maturity are, and prior to the adoption of ASU 2016-01 equity securities classified as available-for-sale and cost method investments were, reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe market participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Property, Plant and Equipment
Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment test is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe a market participant would use.
Goodwill, Trademarks and Other Intangible Assets
Intangible assets are classified into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually, or more frequently if events or circumstances indicate that an asset may be impaired.
The assessment of recoverability and the performance of impairment tests of intangible assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of intangible assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a market participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions exist in future periods, future impairment charges could result. Refer to the heading "Operations Review" below for additional information related to our present business environment. Certain factors discussed above are impacted by our current business environment and are discussed throughout this report, as appropriate.
Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with U.S. GAAP, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions that we believe a market participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our

Company's actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, our Company may recognize an impairment of an intangible asset in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts.
We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our geographic operating segments are subdivided into smaller geographic regions or territories that we sometimes refer to as "business units." These business units are also our reporting units. Our Global Ventures operating segment includes the results of our Costa, innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster, each of which is its own reporting unit. The Bottling Investments operating segment includes all Company-owned or consolidated bottling operations, regardless of geographic location. Generally, each Company-owned or consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
In order to test for goodwill impairment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a market participant would use. The Company has the option to perform a qualitative assessment of goodwill rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing discussed above. Otherwise, the Company does not need to perform any further assessment.
When events or circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset or asset group, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe a market participant would use.
We test indefinite-lived intangible assets, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that an asset may be impaired. Our Company performs these annual impairment tests as of the first day of our third fiscal quarter. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe a market participant would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment.
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
Management is required to make certain critical estimates related to actuarial assumptions used to determine our net periodic pension cost and pension obligations. We believe the most critical assumptions are (1) the discount rate used to determine the present value of the liabilities and (2) the expected long-term rate of return on plan assets. All of our actuarial assumptions are reviewed annually, or more frequently to the extent that a settlement or curtailment occurs. Changes in these assumptions could have a material impact on the measurement of our net periodic pension cost and pension obligations.
At each measurement date, we determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future benefit payments we anticipate making under the plans.
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
In 2019, the Company's total income related to defined benefit pension plans was $2 million, which included $10 million of net periodic benefit income and $8 million of settlement charges and special termination benefit costs. In 2020, we expect our net periodic benefit income related to defined benefit pension plans to be approximately $69 million. We currently do not expect to incur any settlement charges or special termination benefit costs in 2020. The increase in 2020 expected net periodic benefit income is primarily due to favorable asset performance in 2019 and a reduction in the number of plan participants in the primary U.S. pension plan, partially offset by a decrease in the weighted-average discount rate at December 31, 2019 compared to December 31, 2018. The estimated impact of a 50 basis-point decrease in the discount rate would result in a $19 million decrease in our 2020 net periodic benefit income. Additionally, the estimated impact of a 50 basis-point decrease in the expected long-term rate of return on plan assets would result in a $25 million decrease in our 2020 net periodic benefit income.
The sensitivity information provided above is based only on changes to the actuarial assumptions used for our U.S. pension plans. As of December 31, 2019, the Company's primary U.S. pension plan represented 61 percent of both the Company's consolidated projected benefit obligation and plan assets. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). Refer to Note 3 of Notes to Consolidated Financial Statements. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell concentrates, syrups or finished products to our bottling partners, wholesalers, distributors or retailers. Control of the concentrates, syrups or finished products is transferred upon shipment to, or receipt at, our customers' locations, as determined by the specific terms of the contract. Upon transfer of control to the customer, which completes our performance obligation, revenue is recognized. Our sales terms generally do not allow for a right of return except for matters related to any manufacturing defects on our part. After completion of our performance obligation, we have an unconditional right to consideration as outlined in the contract. Our receivables will generally be collected in less than six months, in accordance with the underlying payment terms. All of our performance obligations under the terms of contracts with our customers have an original duration of one year or less.
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume‑based incentive programs, support for infrastructure programs and other similar programs. In most markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we have implemented an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products produced from the concentrate are sold, and package mix. The amounts associated with the arrangements described above are defined as variable consideration under ASC 606, an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates.
Prior to the adoption of ASC 606, we recognized revenue when persuasive evidence of an arrangement existed, delivery of products had occurred, the sales price was fixed or determinable and collectibility was reasonably assured. For our Company, this generally meant that we recognized revenue when title to our products was transferred to our bottling partners, resellers or other customers. Title usually transferred upon shipment to or receipt at our customers' locations, as determined by the specific sales terms of each transaction. Our sales terms did not allow for a right of return except for matters related to any manufacturing defects on our part. Our customers could earn certain incentives which were included in deductions from revenue, a component of net operating revenues in our consolidated statement of income. These incentives included, but were not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. In preparing the financial statements, management made estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considered past results in making such estimates. The actual amounts ultimately paid may have been different from our estimates. Such differences were recorded once they were determined and historically were not significant. Refer to Note 3 of Notes to Consolidated Financial Statements.
Income Taxes
Our annual effective tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the position becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained; (2) the tax position is "more likely than not" to be sustained, but for a lesser amount; or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to the heading "Operations Review — Income Taxes" below and Note 16 of Notes to Consolidated Financial Statements.
A number of years may elapse before a particular uncertain tax position is audited and finally resolved. The number of years subject to tax audits or tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained; (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Settlement of any particular issue would usually require the use of cash. Refer to Note 13 of Notes to Consolidated Financial Statements.
Tax law requires certain items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual effective tax rate reflected in our consolidated financial statements is different from that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year and for the manner in which the differences are expected to reverse. Based on the evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.
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
The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign subsidiaries to the extent that the basis difference meets the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries. The Company also evaluates its expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for the Company's local country subsidiary to pay a dividend), economic stability and asset risk. Refer to Note 16 of Notes to Consolidated Financial Statements.

Operations Review
Our organizational structure consists of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Global Ventures; and Bottling Investments. Our operating structure also includes Corporate, which consists of two components: (1) a center focused on strategic initiatives, policy and governance; and (2) an enabling services organization focused on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence. For further information regarding our operating segments, refer to Note 21 of Notes to Consolidated Financial Statements.
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
Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in equivalent unit cases) sold by, or used in finished products sold by, the Company to its bottling partners or other customers. Refer to the heading "Beverage Volume" below.
When we analyze our net operating revenues we generally consider the following factors: (1) volume growth (concentrate sales volume or unit case volume, as applicable); (2) changes in price, product and geographic mix; (3) foreign currency fluctuations; and (4) acquisitions and divestitures (including structural changes defined below), as applicable. Refer to the heading "Net Operating Revenues" below. The Company sells concentrates and syrups to both consolidated and unconsolidated bottling partners. The ownership structure of our bottling partners impacts the timing of recognizing concentrate revenue and concentrate sales volume. When we sell concentrates or syrups to our consolidated bottling partners, we are not able to recognize the concentrate revenue or concentrate sales volume until the bottling partner has sold finished products manufactured from the concentrates or syrups to a third party or independent customer. When we sell concentrates or syrups to our unconsolidated bottling partners, we recognize the concentrate revenue and concentrate sales volume when the concentrates or syrups are sold to the bottling partner. The subsequent sale of the finished products manufactured from the concentrates or syrups to a third party or independent customer does not impact the timing of recognizing the concentrate revenue or concentrate sales volume. When we account for an unconsolidated bottling partner as an equity method investment, we eliminate the intercompany profit related to these transactions to the extent of our ownership interest until the equity method investee has sold finished products manufactured from the concentrates or syrups to a third party or independent customer. We typically report unit case volume when finished products manufactured from the concentrates or syrups are sold to a third party or independent customer regardless of our ownership interest in the bottling partner.
We generally refer to acquisitions and divestitures of bottling partners as structural changes, which are a component of acquisitions and divestitures. Typically, structural changes do not impact the Company's unit case volume or concentrate sales volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products, with the exception of Costa non-ready-to-drink products, regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the Company's acquisitions and divestitures.
"Acquired brands" refers to brands acquired during the past 12 months. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to acquired brands in periods prior to the closing of a transaction. Therefore, the unit case volume and concentrate sales volume related to these brands is incremental to prior year volume. We generally do not consider the acquisition of a brand to be a structural change.
"Licensed brands" refers to brands not owned by the Company, but for which we hold certain rights, generally including, but not limited to, distribution rights, and from which we derive an economic benefit when the products are sold. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to these brands in periods prior to the beginning of the term of a license agreement. Therefore, in the year that a license agreement is entered into, the unit case volume and concentrate sales volume related to the brand is incremental to prior year volume. We generally do not consider the licensing of a brand to be a structural change.
In 2019, the Company acquired Costa and the remaining equity interest in C.H.I. Limited ("CHI"). The impact of these acquisitions has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Global Ventures and Europe, Middle East and Africa operating segments. Other acquisitions by the Company included controlling interests in bottling operations in Zambia, Kenya and Eswatini. The impact of these acquisitions has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Europe, Middle East and Africa operating segments.
Also in 2019, the Company refranchised certain of its bottling operations in India. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments.
In 2018, the Company acquired a controlling interest in the Philippine bottling operations, which was previously accounted for as an equity method investee. The impact of this acquisition has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments. The Company also acquired a controlling interest in the franchise bottler in Oman. The impact of this acquisition has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Europe, Middle East and Africa operating segments. Other acquisitions by the Company included controlling interests in bottling operations in Zambia and Botswana. The impact of these acquisitions has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Europe, Middle East and Africa operating segments.
Also in 2018, the Company refranchised our Canadian and Latin American bottling operations. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our North America, Latin America and Bottling Investments operating segments. In addition, for non-Company-owned and licensed brands sold in the Canadian refranchised territories for which the Company no longer reports unit case volume, we have eliminated the unit case volume from the base year when calculating 2018 versus 2017 volume growth rates on a consolidated basis as well as for the North America and Bottling Investments operating segments. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
In 2017, Anheuser-Busch InBev's ("ABI") controlling interest in Coca-Cola Beverages Africa Proprietary Limited ("CCBA") was transitioned to the Company, resulting in CCBA's consolidation. The impact of this transaction has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Europe, Middle East and Africa and Bottling Investments operating segments.
Also in 2017, the Company refranchised its bottling operations in China to the two local franchise bottlers. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our Asia Pacific and Bottling Investments operating segments.
Throughout 2017, the Company refranchised bottling territories in the United States that were previously managed by CCR to certain of our unconsolidated bottling partners. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for our North America and Bottling Investments operating segments.
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, source waters or powders/minerals, may give rise to differences between unit case volume and concentrate sales volume growth rates. With the exception of ready-to-drink products, the Company does not report unit case volume or concentrate sales volume for Costa, a component of the Global Ventures operating segment.
Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change
	2019 versus 2018				2018 versus 2017
Year Ended December 31,	Unit Cases[1,2]		Concentrate Sales		Unit Cases[1,2]		Concentrate Sales
Worldwide	2%		2%	[4]	2%		3%
Europe, Middle East & Africa	2%		1%		2%		6%	[8]
Latin America	1		1		—		1
North America	—		(1)	[5]	—		(2)	[9]
Asia Pacific	5		4	[6]	4		4	[10]
Global Ventures	7		8		8		7
Bottling Investments	24	[3]	N/A		(15)	[7]	N/A

[1]	Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.

[2]	Geographic operating segment data reflects unit case volume growth for all bottlers, both consolidated and unconsolidated, and distributors in the applicable geographic areas.

[3]	After considering the impact of structural changes, unit case volume for Bottling Investments for the year ended December 31, 2019 grew 6 percent.

[4]	After considering the impact of acquisitions and divestitures, worldwide concentrate sales volume for the year ended December 31, 2019 grew 1 percent.

[5]	After considering the impact of acquisitions and divestitures, concentrate sales volume for North America for the year ended December 31, 2019 was even.

[6]	After considering the impact of acquisitions and divestitures, concentrate sales volume for Asia Pacific for the year ended December 31, 2019 grew 5 percent.

[7]	After considering the impact of structural changes, unit case volume for Bottling Investments for the year ended December 31, 2018 grew 12 percent.

[8]	After considering the impact of acquisitions and divestitures, concentrate sales volume for Europe, Middle East and Africa for the year ended December 31, 2018 grew 4 percent.

[9]	After considering the impact of acquisitions and divestitures, concentrate sales volume for North America for the year ended December 31, 2018 was even.
10 After considering the impact of acquisitions and divestitures, concentrate sales volume for Asia Pacific for the year ended December 31, 2018 grew 5 percent.
Unit Case Volume
The Coca-Cola system sold 30.3 billion, 29.6 billion and 29.2 billion unit cases of our products in 2019, 2018 and 2017, respectively. The unit case volume for 2019, 2018 and 2017 reflects the impact of brands acquired or licensed during the applicable year. The unit case volume for 2019, 2018 and 2017 also reflects the impact of the transfer of distribution rights with respect to non-Company-owned brands that were previously licensed to us in North American bottling territories that have since been refranchised. The Company eliminated the unit case volume related to these structural changes from the base year, as applicable, when calculating 2019 versus 2018 and 2018 versus 2017 unit case volume growth rates.
Sparkling soft drinks represented 69 percent of our worldwide unit case volume for 2019, 2018 and 2017. Trademark Coca‑Cola accounted for 45 percent of our worldwide unit case volume for 2019, 2018 and 2017.
In 2019, unit case volume in the United States represented 18 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume, 62 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 43 percent of U.S. unit case volume.
Unit case volume outside the United States represented 82 percent of the Company's worldwide unit case volume for 2019. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and India, which together accounted for 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume, 70 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 46 percent of non-U.S. unit case volume.
Year Ended December 31, 2019 versus Year Ended December 31, 2018
Unit case volume in Europe, Middle East and Africa grew 2 percent, which included growth of 2 percent in sparkling soft drinks, 3 percent in water, enhanced water and sports drinks and 3 percent in tea and coffee. Growth in sparkling soft drinks was primarily driven by 4 percent growth in Trademark Coca-Cola. The group reported increases in unit case volume in the Central & Eastern Europe; Turkey, Caucasus & Central Asia; South & East Africa; West Africa; and Western Europe business units. The unit case volume in the Middle East & North Africa business unit was even.
In Latin America, unit case volume grew 1 percent, which included growth of 5 percent in water, enhanced water and sports drinks and 6 percent in tea and coffee, with even performance in sparkling soft drinks, partially offset by a 1 percent decline in juice, dairy and plant-based beverages. Trademark Coca-Cola grew 1 percent. The group's volume reflected growth of 5 percent in both the Brazil and Latin Center business units and 1 percent in the Mexico business unit, partially offset by a 5 percent decline in the South Latin business unit.
Unit case volume in North America was even, with even performance in both sparkling soft drinks and juice, dairy and plant-based beverages. Unit case volume in water, enhanced water and sports drinks grew 1 percent, driven by 7 percent growth in sports drinks. Growth in this category cluster was offset by a 1 percent decline in tea and coffee.
In Asia Pacific, unit case volume grew 5 percent, reflecting 8 percent growth in sparkling soft drinks, 1 percent growth in water, enhanced water and sports drinks, and 2 percent growth in both juice, dairy and plant-based beverages and tea and coffee. Growth in sparkling soft drinks volume included 9 percent growth in Trademark Coca-Cola and 5 percent growth in Trademark Sprite. Volume within the water, enhanced water and sports drinks category cluster included growth of 2 percent in packaged water. The group's volume reflects growth of 11 percent in the India & South West Asia business unit, 10 percent in the ASEAN business unit, 3 percent in the Greater China & Korea business unit and 1 percent in the South Pacific business unit. The growth in these business units was partially offset by a decline of 2 percent in the Japan business unit.
Unit case volume for Global Ventures grew 7 percent, which included growth of 8 percent in juice, dairy and plant-based beverages and growth in energy drinks, partially offset by a decline in tea.
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
Unit case volume in North America was even. Sparkling soft drinks grew 1 percent, which included growth of 3 percent in Trademark Sprite and 1 percent in Trademark Coca‑Cola. Unit case volume in water, enhanced water and sports drinks grew 2 percent, primarily driven by 2 percent growth in packaged water and 1 percent growth in sports drinks. Growth in these category clusters was offset by a 3 percent decline in juice, dairy and plant-based beverages.
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

Unit case volume for Global Ventures grew 8 percent, which included growth of 8 percent in juice, dairy and plant-based beverages and growth in energy drinks, partially offset by a decline in tea.
Unit case volume for Bottling Investments declined 15 percent. This decrease primarily reflects the impact of refranchising activities, partially offset by growth in India as well as the impact of bottler acquisitions. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
Concentrate Sales Volume
In 2019, worldwide concentrate sales volume and unit case sales volume both grew 2 percent compared to 2018. In 2018, worldwide concentrate sales volume grew 3 percent and unit case sales volume grew 2 percent compared to 2017. The differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the operating segments were primarily due to the timing of concentrate shipments, structural changes and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, source waters or powders/minerals.
Net Operating Revenues
Year Ended December 31, 2019 versus Year Ended December 31, 2018
Net operating revenues were $37,266 million in 2019, compared to $34,300 million in 2018, an increase of $2,966 million, or 9 percent.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2019 versus 2018
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	1%	5%	(4)%	7%	9%
Europe, Middle East & Africa	1%	4%	(9)%	3%	(1)%
Latin America	1	13	(10)	—	3
North America	—	3	—	—	2
Asia Pacific	5	—	(1)	(1)	3
Global Ventures	8	(1)	(16)	242	233
Bottling Investments	6	3	(5)	5	10
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

[2]	Includes structural changes. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above.
Refer to the heading "Beverage Volume" above for additional information related to changes in our unit case and concentrate sales volumes.
"Price, product and geographic mix" refers to the change in net operating revenues caused by factors such as price changes, the mix of products and packages sold, and the mix of channels and geographic territories where the sales occurred. The impact of price, product and geographic mix is calculated by subtracting the change in net operating revenues resulting from volume increases or decreases, changes in foreign currency exchange rates, and acquisitions and divestitures from the total change in net operating revenues. Management believes that providing investors with price, product and geographic mix enhances their understanding about the combined impact that the following items had on the Company's net operating revenues: (1) pricing actions taken by the Company and, where applicable, our bottling partners; (2) the change in the mix of products and packages sold; and (3) the change in the mix of channels and geographic territories where products were sold. Management uses this measure in making financial, operating and planning decisions and in evaluating the Company's performance.
Price, product and geographic mix had a 5 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorable price mix across a majority of the business units;

•	Latin America — favorable price mix across all business units and the impact of inflationary environments in certain markets;

•	North America — favorable price mix driven by revenue growth management initiatives across the beverage categories;

•	Asia Pacific — favorable price mix in all business units offset by unfavorable geographic mix;

•	Global Ventures — unfavorable product mix; and

•	Bottling Investments — favorable price, product and package mix in certain bottling operations, partially offset by unfavorable geographic mix.
Foreign currency fluctuations decreased our consolidated net operating revenues by 4 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, British pound sterling, Mexican peso, Brazilian real, South African rand and Australian dollar, which had an unfavorable impact on all of our operating segments, except for our North America operating segment. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Asia Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
"Acquisitions and divestitures" refers to acquisitions and divestitures of brands or businesses, some of which the Company considers to be structural changes. The impact of acquisitions and divestitures is the difference between the change in net operating revenues and the change in what our net operating revenues would have been if we removed the net operating revenues associated with an acquisition or divestiture from either the current year or the prior year, as applicable. Management believes that quantifying the impact that acquisitions and divestitures had on the Company's net operating revenues provides investors with useful information to enhance their understanding of the Company's net operating revenue performance by improving their ability to compare our year-to-year results. Management considers the impact of acquisitions and divestitures when evaluating the Company's performance. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to acquisitions and divestitures.
Net operating revenue growth rates are impacted by sales volume; price, product and geographic mix; foreign currency fluctuations; and acquisitions and divestitures. The size and timing of acquisitions and divestitures are not consistent from period to period. The Company currently expects acquisitions and divestitures to have a slightly favorable impact on full year 2020 net operating revenues. Based on current spot rates and our hedging coverage in place, we expect foreign currencies will have a slightly unfavorable impact on our full year 2020 net operating revenues.
Year Ended December 31, 2018 versus Year Ended December 31, 2017
Net operating revenues were $34,300 million in 2018, compared to $36,212 million in 2017, a decrease of $1,912 million, or 5 percent.

The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2018 versus 2017
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Accounting Changes	Total
Consolidated	3%	2%	(1)%	(11)%	2%	(5)%
Europe, Middle East & Africa	4%	3%	(2)%	1%	(3)%	4%
Latin America	1	10	(9)	—	(3)	—
North America	—	—	—	(1)	11	9
Asia Pacific	5	—	1	(1)	(5)	—
Global Ventures	7	(1)	2	—	—	8
Bottling Investments	12	1	—	(55)	2	(40)
Note: Certain rows may not add due to rounding.

[1]
Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments and our Global Ventures operating segment (expressed in equivalent unit cases) after considering the impact of acquisitions and divestitures. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume" above.

[2]	Includes structural changes. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above.
Price, product and geographic mix had a 2 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorable price mix in all of the segment's business units as well as favorable product and package mix;

•	Latin America — favorable price mix and the impact of inflationary environments in certain markets;

•	North America — favorable pricing initiatives, offset by incremental freight costs;

•	Asia Pacific — favorably impacted as a result of pricing initiatives as well as product and package mix, offset by geographic mix;

•	Global Ventures — unfavorable product mix; and

•	Bottling Investments — favorable geographic mix, partially offset by unfavorable price, product and package mix in certain bottling operations.
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

Information about our net operating revenues by operating segment and Corporate as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2019	2018	2017
Europe, Middle East & Africa	17.3%	19.1%	18.7%
Latin America	11.0	11.6	10.9
North America	31.9	33.1	24.0	[1]
Asia Pacific	12.7	14.0	13.1
Global Ventures	6.9	2.2	2.0
Bottling Investments	19.9	19.7	31.0	[1]
Corporate	0.3	0.3	0.3
Total	100.0%	100.0%	100.0%
1 Amounts have been adjusted to reflect the reclassification of certain revenue streams from the Bottling Investments operating segment to the North America operating segment effective January 1, 2018.
The percentage contribution of each operating segment fluctuates over time due to net operating revenues in certain operating segments growing at a faster rate compared to other operating segments. Net operating revenue growth rates are impacted by sales volume; price, product and geographic mix; foreign currency fluctuations; acquisitions and divestitures; and accounting changes. For additional information about the impact of foreign currency fluctuations, refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below, and for additional information about acquisitions and divestitures, refer to Note 2 of Notes to Consolidated Financial Statements.
Gross Profit Margin
Gross profit margin is a ratio calculated by dividing gross profit by net operating revenues. Management believes gross profit margin provides investors with useful information related to the profitability of our business prior to considering all of the operating costs incurred. Management uses this measure in making financial, operating and planning decisions and in evaluating the Company's performance.
Year Ended December 31, 2019 versus Year Ended December 31, 2018
Our gross profit margin decreased to 60.8 percent in 2019 from 61.9 percent in 2018. The decrease was primarily due to the impact of structural changes as well as the unfavorable impact of foreign currency exchange rate fluctuations. Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to acquisitions and divestitures.
Year Ended December 31, 2018 versus Year Ended December 31, 2017
Our gross profit margin decreased to 61.9 percent in 2018 from 62.1 percent in 2017. The decrease was primarily due to the consolidation of CCBA, the unfavorable impact of foreign currency exchange rate fluctuations and the impact of accounting changes related to the new revenue recognition accounting standard, partially offset by the impact of divestitures. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to acquisitions and divestitures. Refer to Note 3 of Notes to Consolidated Financial Statements for additional information on the adoption of the new revenue recognition accounting standard.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2019	2018	2017
Stock-based compensation expense	$201	$225	$219
Advertising expenses	4,246	4,113	3,958
Selling and distribution expenses	2,873	2,182	3,402
Other operating expenses	4,783	4,482	5,255
Selling, general and administrative expenses	$12,103	$11,002	$12,834

Year Ended December 31, 2019 versus Year Ended December 31, 2018
Selling, general and administrative expenses increased $1,101 million, or 10 percent. This increase was primarily the result of acquisitions, partially offset by the impact of divestitures and a foreign currency exchange rate impact of 4 percent. The increase in advertising costs also reflects the Company's increased investments to strengthen our brands. Other operating expenses also reflect the impact of savings from our productivity initiatives.
As of December 31, 2019, we had $258 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans. This cost is expected to be recognized over a weighted-average period of 2.0 years as stock-based compensation expense, and it does not include the impact of any future stock-based compensation awards. Refer to Note 14 of Notes to Consolidated Financial Statements.
Year Ended December 31, 2018 versus Year Ended December 31, 2017
Selling, general and administrative expenses decreased $1,832 million, or 14 percent. The decrease in selling and distribution expenses during 2018 reflects the impact of refranchising activities throughout 2018 and the full year effect of refranchising activities that occurred during 2017, partially offset by the impact of the consolidation of CCBA. The decrease in other operating expenses during 2018 reflects savings from our productivity initiatives, the impact of refranchising activities throughout 2018 and the full year effect of refranchising activities that occurred during 2017.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to acquisitions and divestitures.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2019	2018	2017
Europe, Middle East & Africa	$2	$(3)	$26
Latin America	1	4	7
North America	62	175	241
Asia Pacific	42	(4)	10
Global Ventures	—	—	—
Bottling Investments	100	617	1,079
Corporate	251	290	539
Total	$458	$1,079	$1,902
In 2019, the Company recorded other operating charges of $458 million. These charges primarily consisted of $264 million related to the Company's productivity and reinvestment program and $42 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $46 million of transaction costs associated with the purchase of Costa, which we acquired in January 2019, and $95 million for costs incurred to refranchise certain of our North America bottling operations. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our bottling systems. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the acquisition of Costa and refranchising of our bottling operations. Refer to Note 18 of Notes to Consolidated Financial Statements for information on the trademark impairment charge. Refer to Note 20 of Notes to Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 21 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
In 2018, the Company recorded other operating charges of $1,079 million. These charges primarily consisted of $450 million of CCR asset impairments and $440 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $139 million related to costs incurred to refranchise certain of our North America bottling operations. Other operating charges also included $33 million related to tax litigation expense and $19 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 18 of Notes to Consolidated Financial Statements for information on the asset impairment charges. Refer to Note 20 of Notes to Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 21 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.

In 2017, the Company recorded other operating charges of $1,902 million. These charges primarily consisted of $737 million of CCR asset impairments and $534 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $280 million related to costs incurred to refranchise certain of our bottling operations. Other operating charges also included $225 million related to a cash contribution we made to The Coca-Cola Foundation, $67 million related to tax litigation expense, $34 million related to impairments of Venezuelan intangible assets and $19 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations. Refer to Note 20 of Notes to Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 21 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

Year Ended December 31,	2019	2018	2017
Europe, Middle East & Africa	35.2%	40.4%	46.2%
Latin America	23.6	25.3	28.6
North America	25.7	25.3	31.9
Asia Pacific	22.6	24.8	27.5
Global Ventures	3.3	1.7	2.1
Bottling Investments	3.6	(2.2)	(10.4)
Corporate	(14.0)	(15.3)	(25.9)
Total	100.0%	100.0%	100.0%
Operating margin is a ratio calculated by dividing operating income by net operating revenues. Management believes operating margin provides investors with useful information related to the profitability of our business after considering all of the operating costs incurred. Management uses this measure in making financial, operating and planning decisions and in evaluating the Company's performance.
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

Year Ended December 31,	2019	2018	2017
Consolidated	27.1%	26.7%	21.4%
Europe, Middle East & Africa	55.2	56.5	52.9
Latin America	57.7	58.4	56.0
North America	21.8	20.4	28.5
Asia Pacific	48.3	47.3	44.9
Global Ventures	13.1	19.8	22.3
Bottling Investments	4.8	(2.9)	(7.2)
Corporate	*	*	*

*	Calculation is not meaningful.
Year Ended December 31, 2019 versus Year Ended December 31, 2018
Operating income was $10,086 million in 2019, compared to $9,152 million in 2018, an increase of $934 million, or 10 percent. The increase in operating income was driven by concentrate sales volume growth of 2 percent, favorable price and product mix, savings from our productivity initiatives, lower other operating charges and a benefit from acquisitions. These favorable impacts were partially offset by the unfavorable impact of foreign currency exchange rate fluctuations.
In 2019, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 9 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, British pound sterling, Mexican peso, Brazilian real, South African rand and Australian dollar, which had an unfavorable impact on all of our operating segments, except for our North America operating segment. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Asia Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Operating income for Europe, Middle East and Africa for the years ended December 31, 2019 and 2018 was $3,551 million and $3,693 million, respectively. The decrease in operating income for the segment reflects an unfavorable foreign currency exchange rate impact of 12 percent, partially offset by favorable price and product mix and concentrate sales volume growth of 1 percent.
Operating income for the Latin America segment for the years ended December 31, 2019 and 2018 was $2,375 million and $2,318 million, respectively. Operating income growth for the segment reflects favorable price and product mix and growth in concentrate sales volume of 1 percent, partially offset by an unfavorable foreign currency exchange rate impact of 14 percent.
North America's operating income for the years ended December 31, 2019 and 2018 was $2,594 million and $2,318 million, respectively. Operating income growth for this segment was primarily driven by favorable price mix and lower other operating charges. These favorable impacts were partially offset by a decline in concentrate sales volume of 1 percent and the impact of prior year structural changes.
Operating income for Asia Pacific for the years ended December 31, 2019 and 2018 was $2,282 million and $2,271 million, respectively. Operating income growth for the segment reflects concentrate sales volume growth of 4 percent, partially offset by higher other operating charges, an unfavorable foreign currency exchange rate impact of 1 percent and the impact of structural changes.
Operating income for Global Ventures for the years ended December 31, 2019 and 2018 was $334 million and $152 million, respectively. Operating income growth was primarily due to the acquisition of Costa, partially offset by an unfavorable foreign currency exchange rate impact of 4 percent.
Operating income for our Bottling Investments segment for the year ended December 31, 2019 was $358 million compared to an operating loss of $197 million for the year ended December 31, 2018. Operating income growth in 2019 was impacted by strong performance in India and South Africa, the favorable impact of the acquisition of a controlling interest in the Philippine bottling operations in December 2018 and lower other operating charges, partially offset by an unfavorable foreign currency exchange rate impact.
Corporate's operating loss for the years ended December 31, 2019 and 2018 was $1,408 million and $1,403 million, respectively. The operating loss in 2019 was unfavorably impacted by mark-to-market adjustments related to our economic hedging activities, partially offset by lower other operating charges and savings from our productivity initiatives.
Based on current spot rates and our hedging coverage in place, we expect foreign currencies will have an unfavorable impact on our full year 2020 operating income.
Year Ended December 31, 2018 versus Year Ended December 31, 2017
Operating income was $9,152 million in 2018, compared to $7,755 million in 2017, an increase of $1,397 million, or 18 percent. The increase in operating income was driven by concentrate sales volume growth of 3 percent, favorable price mix and lower other operating charges. Additionally, operating income was favorably impacted by savings from our productivity initiatives. These favorable impacts were partially offset by the unfavorable impact of refranchising activities and foreign currency exchange rate fluctuations.
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
Operating income for Europe, Middle East and Africa for the years ended December 31, 2018 and 2017 was $3,693 million and $3,585 million, respectively. Operating income growth for the segment reflects concentrate sales volume growth of 6 percent, favorable price, product and geographic mix, and lower other operating charges, partially offset by increased marketing investments primarily related to key product launches and an unfavorable foreign currency exchange rate impact of 5 percent.
Operating income for the Latin America segment for the years ended December 31, 2018 and 2017 was $2,318 million and $2,215 million, respectively. Operating income growth for the segment reflects favorable price and product mix and growth in concentrate sales volume of 1 percent, partially offset by an unfavorable foreign currency exchange rate impact of 12 percent.
North America's operating income for the years ended December 31, 2018 and 2017 was $2,318 million and $2,472 million, respectively. The decrease in operating income was driven by higher freight costs and the impact of structural changes, partially offset by lower other operating charges. The operating margin decrease in 2018 was primarily related to the adoption of the new revenue recognition accounting standard. Refer to Note 3 of Notes to Consolidated Financial Statements.
Operating income for Asia Pacific for the years ended December 31, 2018 and 2017 was $2,271 million and $2,136 million, respectively. Operating income growth for the segment reflects concentrate sales volume growth of 4 percent. Foreign currency exchange rates had a nominal impact.
Operating income for Global Ventures for the years ended December 31, 2018 and 2017 was $152 million and $159 million, respectively. The operating income decline for the segment reflects concentrate sales volume growth of 7 percent offset by unfavorable product mix and an unfavorable foreign currency exchange rate impact of 1 percent.
Our Bottling Investments segment's operating loss for the years ended December 31, 2018 and 2017 was $197 million and $806 million, respectively. The decrease in operating loss reflects lower other operating charges, partially offset by the unfavorable impact of divestitures.
Corporate's operating loss for the years ended December 31, 2018 and 2017 was $1,403 million and $2,006 million, respectively. The operating loss in 2018 was favorably impacted by lower selling, general and administrative expenses as a result of productivity initiatives, lower other operating charges and mark-to-market adjustments related to our economic hedging activities.
Interest Income
Year Ended December 31, 2019 versus Year Ended December 31, 2018
Interest income was $563 million in 2019, compared to $689 million in 2018, a decrease of $126 million, or 18 percent. This decrease was primarily driven by the liquidation of a portion of our short-term investments in connection with the acquisition of Costa, partially offset by higher cash balances in certain of our international locations.
Year Ended December 31, 2018 versus Year Ended December 31, 2017
Interest income was $689 million in 2018, compared to $679 million in 2017, an increase of $10 million, or 1 percent. The increase primarily reflects higher interest rates earned on certain investments, partially offset by lower investment balances in certain of our international locations.
Interest Expense
Year Ended December 31, 2019 versus Year Ended December 31, 2018
Interest expense was $946 million in 2019, compared to $950 million in 2018, a decrease of $4 million, or less than 1 percent. This decrease was primarily due to lower short-term U.S. debt balances, partially offset by higher average short-term U.S. debt interest rates and higher long-term debt balances. In addition, prior year interest expense included a net gain of $27 million related to the extinguishment of certain long-term debt.
Year Ended December 31, 2018 versus Year Ended December 31, 2017
Interest expense was $950 million in 2018, compared to $853 million in 2017, an increase of $97 million, or 11 percent. This increase was primarily due to the impact of higher short-term U.S. interest rates, partially offset by a net gain of $27 million related to the early extinguishment of certain long-term debt. Refer to the heading "Liquidity, Capital Resources and Financial Position — Cash Flows from Financing Activities — Debt Financing" below and Note 12 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt.
Equity Income (Loss) — Net
Year Ended December 31, 2019 versus Year Ended December 31, 2018
Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investees. In 2019, equity income was $1,049 million, compared to equity income of $1,008 million in 2018, an increase of $41 million, or 4 percent. This increase reflects, among other things, the impact of more favorable operating results reported by several of our equity method investees and a decrease in the Company's proportionate share of significant operating and nonoperating charges recorded by certain of our equity method investees. These favorable impacts were partially offset by the sale of our equity ownership interest in Corporación Lindley S.A. ("Lindley"), the sale of a portion of our equity ownership interest in Embotelladora Andina S.A. ("Andina"), and the acquisition of a controlling interest in the Philippine bottling operations, which was previously accounted for as an equity method investee, as well as the unfavorable impact of foreign currency exchange rate fluctuations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.

Year Ended December 31, 2018 versus Year Ended December 31, 2017
In 2018, equity income was $1,008 million, compared to equity income of $1,072 million in 2017, a decrease of $64 million, or 6 percent. This decrease reflects, among other things, the dissolution of our Beverage Partners Worldwide joint venture and the consolidation of CCBA. In addition, the Company recorded net charges of $111 million and $92 million in the line item equity income (loss) — net during the years ended December 31, 2018 and 2017, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
Other Income (Loss) — Net
Other income (loss) — net includes, among other things, dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; gains and losses related to acquisitions and divestitures; non-service cost components of net periodic benefit cost for pension and postretirement benefit plans; other benefit plan charges and credits; realized and unrealized gains and losses on equity securities and trading debt securities; realized gains and losses on available-for-sale debt securities; and the impact of foreign currency exchange gains and losses. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 6 of Notes to Consolidated Financial Statements.
In 2019, other income (loss) — net was income of $34 million. The Company recognized a gain of $739 million on the sale of a retail and office building in New York City. The Company also recognized a net gain of $250 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a gain of $73 million related to the refranchising of certain bottling operations in India and a gain of $39 million related to the sale of a portion of our equity ownership interest in Andina. These gains were partially offset by other-than-temporary impairment charges of $406 million related to Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"), an equity method investee, $255 million related to certain equity method investees in the Middle East, $57 million related to one of our equity method investees in North America, and $49 million related to one of our equity method investees in Latin America. The Company also recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million and recognized a $118 million net loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. Additionally, the Company recognized net charges of $105 million primarily related to post-closing adjustments as contemplated by the related agreements associated with the refranchising of certain bottling territories in North America and charges of $4 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Other income (loss) — net also included income of $99 million related to the non-service cost components of net periodic benefit cost, $62 million of dividend income and net foreign currency exchange losses of $120 million. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the CCBA asset adjustment, refranchising activities, the North America conversion payments, the acquisition of the remaining equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on the CCBA asset adjustment, impairment charges and the loss recognized in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 21 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
In 2018, other income (loss) — net was a loss of $1,674 million. The Company recorded other-than-temporary impairment charges of $591 million related to certain of our equity method investees, an impairment charge of $554 million related to assets held by CCBA and charges of $476 million due to the refranchising of certain bottling territories in North America. The Company also recorded charges of $34 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations and a $32 million loss related to acquiring a controlling interest in the Philippine bottling operations. These charges were partially offset by a net gain of $296 million related to the sale of our equity ownership in Lindley and a net gain of $47 million related to the refranchising of our Latin American bottling operations. Other income (loss) — net also included a net loss of $278 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, net foreign currency exchange losses of $143 million, charges of $240 million related to pension settlements, income of $228 million related to the non-service cost components of net periodic benefit cost and $72 million of dividend income. Refer to Note 1 and Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on refranchising activities, North

America conversion payments, the sale of our equity ownership in Lindley and the acquisition of a controlling interest in the Philippine bottling operations. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 21 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
In 2017, other income (loss) — net was a loss of $1,763 million. The Company recognized net charges of $2,140 million due to the refranchising of certain bottling territories in North America and charges of $313 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also recorded net charges of $255 million resulting from special termination benefits and curtailment credits primarily related to North America refranchising and the Company's productivity and reinvestment program. Additionally, the Company recorded an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. The Company also incurred a charge of $26 million related to our former German bottling operations. These charges were partially offset by a gain of $445 million related to the integration of Coca-Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") to establish CCBJHI. In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJHI. The Company also recognized a gain of $150 million related to the remeasurement of our previously held equity interests in CCBA and its South African subsidiary to fair value upon consolidation of CCBA. Additionally, the Company recognized a gain of $88 million related to the refranchising of our China bottling operations and the sale of a related cost method investment and a gain of $25 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Other income (loss) — net also included net gains of $88 million related to trading securities and the sale of available-for-sale securities and $71 million of dividend income, partially offset by net foreign currency exchange losses of $56 million. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on refranchising activities, the conversion payments and our consolidation of CCBA. Refer to Note 21 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
Income Taxes
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the statutory U.S. rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2023 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $335 million, $318 million and $221 million for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2019		2018		2017
Statutory U.S. federal tax rate	21.0%		21.0%		35.0%
State and local income taxes — net of federal benefit	0.9		1.5		1.1
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	1.1	[1,2,3]	3.1	[5,6]	(9.5)
Equity income or loss	(1.6)		(2.5)		(3.3)
Tax Reform Act	—		0.1	[7]	52.4	[8]
Excess tax benefits on stock-based compensation	(0.9)		(1.3)		(1.9)
Other — net	(3.8)	[4]	(0.6)		7.6	[9,10]
Effective tax rate	16.7%		21.3%		81.4%
1 Includes net tax charges of $199 million (or a 1.9 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions, as well as other agreed-upon tax matters.
2 Includes the impact of pretax charges of $710 million (or a 1.2 percent impact on our effective tax rate) related to the impairment of certain of our equity method investees.
3 Includes a tax benefit of $199 million (or a 1.5 percent impact on our effective tax rate) recorded as a result of CCBA no longer qualifying as a discontinued operation. Refer to Note 2 of Notes to Consolidated Financial Statements.
4 Includes a net tax benefit of $184 million (or a 1.7 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, a tax benefit of $145 million (or a 1.4 percent impact on our effective tax rate) related to changes in our assessment of certain valuation allowances and a net tax benefit of $89 million (or a 0.8 percent impact on our effective tax rate) related to domestic return to provision adjustments as well as other agreed-upon tax matters.
5 Includes the impact of pretax charges of $591 million (or a 1.5 percent impact on our effective tax rate) related to other-than-temporary impairments of certain of our equity method investees and the impact of a pretax charge of $554 million (or a 1.9 percent impact on our effective tax rate) related to an impairment of assets held by CCBA. Refer to Note 18 of Notes to Consolidated Financial Statements.
6 Includes net tax expense of $28 million on net pretax charges of $403 million (or a 1.4 percent impact on our effective tax rate) primarily related to the refranchising of certain foreign bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements.
7 Includes net tax expense of $8 million (or a 0.1 percent impact on our effective tax rate) related to the finalization of our accounting related to the Tax Reform Act.
8 Includes net tax expense of $3,610 million primarily related to our reasonable estimate of the one-time transition tax resulting from the Tax Reform Act that was signed into law on December 22, 2017, partially offset by the impact of the lower rate introduced by the Tax Reform Act on our existing deferred tax balances.
9 Includes net tax expense of $1,048 million on a pretax gain of $1,037 million (or a 9.9 percent impact on our effective tax rate) related to the refranchising of CCR's Southwest operating unit ("Southwest Transaction"), in conjunction with which we obtained an equity interest in AC Bebidas, S. de R.L. de C.V. ("AC Bebidas"). The Company accounts for its interest in AC Bebidas as an equity method investment and the net tax expense was primarily the result of the deferred tax recorded on the basis difference in this investment. Refer to Note 2 of Notes to Consolidated Financial Statements.
10 Includes a $156 million net tax benefit related to the impact of manufacturing incentives and permanent book-to-tax adjustments.

As of December 31, 2019, the gross amount of unrecognized tax benefits was $392 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $173 million, exclusive of any benefits related to interest and penalties. The remaining $219 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2019		2018	2017
Balance of unrecognized tax benefits at beginning of year	$336		$331	$302
Increase related to prior period tax positions	204	[1]	11	18
Decrease related to prior period tax positions	—		(2)	(13)
Increase related to current period tax positions	29		17	13
Decrease related to settlements with taxing authorities	(174)	[2]	(4)	—
Increase (decrease) due to effect of foreign currency exchange rate changes	(3)		(17)	11
Balance of unrecognized tax benefits at end of year	$392		$336	$331

[1]	The increase was primarily related to a change in judgment about the Company's tax positions with several foreign jurisdictions.
2 The decrease was primarily related to a change in judgment about one of the Company's tax positions that became certain as a result of settlement of a matter in the United States.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $201 million, $190 million and $177 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2019, 2018 and 2017, respectively. Of these amounts, $11 million, $13 million and $35 million of expense were recognized through income tax expense in 2019, 2018 and 2017, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
Based on current tax laws, the Company's effective tax rate in 2020 is expected to be approximately 19.5 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate.
Liquidity, Capital Resources and Financial Position
We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2020. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds both domestically and internationally at reasonable interest rates, and we expect to be able to do so in the future. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. The Company's cash, cash equivalents, short-term investments and marketable securities totaled $11.2 billion as of December 31, 2019. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $8.9 billion in lines of credit for general corporate purposes as of December 31, 2019. These backup lines of credit expire at various times from 2020 through 2024.
Based on all of the aforementioned factors, the Company believes its current liquidity position is strong and will continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for the foreseeable future.
Cash Flows from Operating Activities
Net cash provided by operating activities for the years ended December 31, 2019, 2018 and 2017 was $10,471 million, $7,627 million and $7,041 million, respectively.
Net cash provided by operating activities increased $2,844 million, or 37 percent, in 2019 compared to 2018. This increase was primarily driven by operating income growth, the acquisition of Costa in January 2019, the efficient management of working capital, primarily due to the extension of payment terms with our suppliers, and lower payments related to the Company's productivity and reinvestment program, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations.
Net cash provided by operating activities increased $586 million, or 8 percent, in 2018 compared to 2017. This increase was primarily driven by operating income growth, the efficient management of working capital and the consolidation of CCBA, partially offset by the impact of refranchising bottling operations and higher interest and tax payments. Refer to Note 12 and Note 16 of Notes to Consolidated Financial Statements for additional information on interest payments and tax payments, respectively.
Cash Flows from Investing Activities
Net cash provided by (used in) investing activities is summarized as follows (in millions):

Year Ended December 31,	2019	2018	2017
Purchases of investments	$(4,704)	$(7,789)	$(17,296)
Proceeds from disposals of investments	6,973	14,977	16,694
Acquisitions of businesses, equity method investments and nonmarketable securities	(5,542)	(1,263)	(3,809)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	429	1,362	3,821
Purchases of property, plant and equipment	(2,054)	(1,548)	(1,750)
Proceeds from disposals of property, plant and equipment	978	248	108
Other investing activities	(56)	(60)	(80)
Net cash provided by (used in) investing activities	$(3,976)	$5,927	$(2,312)

Purchases of Investments and Proceeds from Disposals of Investments
Purchases of investments and proceeds from disposals of investments resulted in net cash inflows of $2,269 million and $7,188 million in 2019 and 2018, respectively, and a net cash outflow of $602 million in 2017. The investments purchased in all three years include time deposits that had maturities greater than three months but less than one year and were classified in the line item short-term investments in our consolidated balance sheets. The remaining activity primarily represents the purchases of, and proceeds from the disposals of, short-term investments that were made as part of the Company's overall cash management strategy as well as our insurance captive investments.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
In 2019, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,542 million, which primarily related to the acquisitions of Costa and the remaining interest in CHI. During 2019, the Company also acquired controlling interests in bottling operations in Zambia, Kenya, and Eswatini.
In 2018, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,263 million, which was primarily related to the acquisition of a controlling interest in the Philippine bottling operations and an equity interest in BA Sports Nutrition, LLC ("BodyArmor"). Additionally, the Company acquired additional ownership interests in the Company's franchise bottlers in the United Arab Emirates and in Oman, both of which were previously equity method investees of the Company. As a result of the additional interest acquired in the Oman bottler, we obtained a controlling interest, resulting in its consolidation. During 2018, the Company also acquired controlling interests in bottling operations in Zambia and Botswana.
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
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions during the years ended December 31, 2019, 2018 and 2017.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
In 2019, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $429 million, primarily related to the sale of a portion of our equity method investment in Andina and the refranchising of certain of our bottling operations in India.
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
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our disposals during the years ended December 31, 2019, 2018 and 2017.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment for the years ended December 31, 2019, 2018 and 2017 were $2,054 million, $1,548 million and $1,750 million, respectively.

Total capital expenditures for property, plant and equipment and the percentage of such totals by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2019	2018	2017
Capital expenditures	$2,054	$1,548	$1,750
Europe, Middle East & Africa	5.2%	4.3%	4.4%
Latin America	6.8	5.8	3.1
North America	19.1	27.7	30.9
Asia Pacific	2.3	2.0	2.9
Global Ventures	10.2	0.7	0.2
Bottling Investments	40.7	33.4	42.1
Corporate	15.7	26.1	16.4
We expect our full year 2020 capital expenditures to be approximately $2.0 billion.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities is summarized as follows (in millions):

Year Ended December 31,	2019	2018	2017
Issuances of debt	$23,009	$27,605	$29,926
Payments of debt	(24,850)	(30,600)	(28,871)
Issuances of stock	1,012	1,476	1,595
Purchases of stock for treasury	(1,103)	(1,912)	(3,682)
Dividends	(6,845)	(6,644)	(6,320)
Other financing activities	(227)	(272)	(95)
Net cash provided by (used in) financing activities	$(9,004)	$(10,347)	$(7,447)
Debt Financing
Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.
As of December 31, 2019, our long-term debt was rated "A+" by Standard & Poor's and "A1" by Moody's. Our commercial paper program was rated "A-1" by Standard & Poor's and "P-1" by Moody's. In assessing our credit strength, both rating agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the consolidated balance sheet and other financial information of the Company. In addition, certain rating agencies also consider the financial information of certain bottlers, including CCEP, Coca-Cola Amatil Limited, Coca-Cola Consolidated, Inc., Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that these rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers' financial performance, changes in the credit rating agencies' methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's equity income could be reduced as a result of the potential increase in interest expense for those bottlers.
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
Issuances and payments of debt included both short-term and long-term financing activities. In 2019, the Company had issuances of debt of $23,009 million, which included $16,842 million of issuances related to commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $6,167 million, net of related discounts and issuance costs.
During 2019, the Company made payments of debt of $24,850 million, which included $17,577 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and $2,244 million net issuances related to commercial paper and short-term debt with maturities of 90 days or less. The Company's total payments of long-term debt were $5,029 million.
In 2018, the Company had issuances of debt of $27,605 million, which primarily included $24,510 million of issuances related to commercial paper and short-term debt with maturities greater than 90 days and $3,093 million of net issuances related to commercial paper and short-term debt with maturities of 90 days or less.
During 2018, the Company made payments of debt of $30,600 million, which included $27,281 million of payments related to commercial paper and short-term debt with maturities greater than 90 days. The Company's total payments of long-term debt were $3,319 million.
In 2017, the Company had issuances of debt of $29,926 million, which included issuances of $26,287 million of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $3,639 million, net of related discounts and issuance costs.
During 2017, the Company made payments of debt of $28,871 million, which included $636 million of payments related to commercial paper and short-term debt with maturities of 90 days or less and $24,259 million of payments related to commercial paper and short-term debt with maturities greater than 90 days. The Company's total payments of long-term debt were $3,976 million. The long-term debt payments included the early extinguishment of long-term debt with a carrying value of $417 million, a portion of which was assumed in connection with our acquisition of Coca-Cola Enterprises Inc.'s former North America business.
Issuances of Stock
The issuances of stock in 2019, 2018 and 2017 were related to the exercise of stock options by Company employees.
Share Repurchases
In 2012, the Board of Directors authorized a share repurchase plan of up to 500 million shares of the Company's common stock. In 2019, our Board of Directors authorized a new plan for the Company to purchase up to an additional 150 million shares of our common stock. The following table presents annual shares repurchased and average price per share:

Year Ended December 31,	2019	2018	2017
Number of shares repurchased (in millions)	21	39	82
Average price per share	$48.86	$45.09	$44.09
Since the inception of our share repurchase program in 1984 through December 31, 2019, we have purchased 3.5 billion shares of our common stock at an average price per share of $17.25. In addition to shares repurchased under the share repurchase program authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. In 2019, we repurchased $1.1 billion of our stock. The net impact of the Company's treasury stock issuance and purchase activities in 2019 resulted in a net cash outflow of $0.1 billion. After investing for growth and paying dividends, we intend to use excess cash to repurchase shares over time.
Dividends
The Company paid dividends of $6,845 million, $6,644 million and $6,320 million during the years ended December 31, 2019, 2018 and 2017, respectively.
At its February 2020 meeting, our Board of Directors increased our regular quarterly dividend to $0.41 per share, equivalent to a full year dividend of $1.64 per share in 2020. This is our 58th consecutive annual increase. Our annualized common stock dividend was $1.60 per share, $1.56 per share and $1.48 per share in 2019, 2018 and 2017, respectively.

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

As of December 31, 2019, we were contingently liable for guarantees of indebtedness owed by third parties of $621 million, of which $249 million was related to VIEs. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable. As of December 31, 2019, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.
Our Company recognizes all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 6 of Notes to Consolidated Financial Statements.
Aggregate Contractual Obligations
As of December 31, 2019, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2020	2021-2022	2023-2024	2025 and Thereafter
Short-term loans and notes payable:[1]
Commercial paper borrowings	$10,007	$10,007	$—	$—	$—
Lines of credit and other short-term borrowings	987	987	—	—	—
Current maturities of long-term debt[2]	4,255	4,255	—	—	—
Long-term debt, net of current maturities[2]	27,017	—	7,507	6,035	13,475
Estimated interest payments[3]	3,613	475	733	512	1,893
Accrued income taxes[4]	4,143	414	838	1,686	1,205
Purchase obligations[5]	16,100	10,008	1,450	1,008	3,634
Marketing obligations[6]	5,015	2,404	1,090	625	896
Lease obligations	1,710	326	533	366	485
Total contractual obligations	$72,847	$28,876	$12,151	$10,232	$21,588

[1]
Refer to Note 12 of Notes to Consolidated Financial Statements for information regarding short-term loans and notes payable. Upon payment of outstanding commercial paper, we typically issue new commercial paper. Lines of credit and other short-term borrowings are expected to fluctuate depending upon current liquidity needs, especially at international subsidiaries.

[2]
Refer to Note 12 of Notes to Consolidated Financial Statements for information regarding long-term debt. We will consider several alternatives to settle this long-term debt, including the use of cash flows from operating activities, issuance of commercial paper or issuance of other long-term debt. The table above shows expected cash payments to be made by the Company in future periods and excludes the noncash portion of debt, including any fair market value adjustments, unamortized discounts and premiums.

[3]
We calculated estimated interest payments for our long-term debt based on the applicable rates and payment dates. For our variable-rate debt, we have assumed the December 31, 2019 rate for all years presented. We typically expect to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

[4]
Refer to Note 16 of Notes to Consolidated Financial Statements for information regarding income taxes. Accrued income taxes include $3,986 million related to the one-time transition tax required by the Tax Reform Act. Liabilities of $584 million for unrecognized tax benefits plus accrued interest and penalties were not included in the total above. At this time, the settlement period for the unrecognized tax benefits cannot be determined. In addition, any payments related to unrecognized tax benefits may be partially or fully offset by reductions in payments in other jurisdictions.

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
The total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2019 was $2,093 million. Refer to Note 15 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, net periodic benefit cost, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.
We generally expect to fund all future pension contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations. The Company expects to contribute $28 million in 2020 to our global pension plans, all of which will be allocated to our international plans. Refer to Note 15 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our pension plans in the table above.
As of December 31, 2019, the projected benefit obligation of the U.S. qualified pension plans was $5,623 million, and the fair value of the related plan assets was $5,149 million. The projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $3,134 million, and the fair value of the related plan assets was $2,931 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as certain unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain associates, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate annual benefit payments for these unfunded pension plans to be $67 million in 2020, increasing to $69 million by 2025 and then decreasing annually thereafter. Refer to Note 15 of Notes to Consolidated Financial Statements.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2019, our self-insurance reserves totaled $301 million. Refer to Note 13 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2019 were $2,284 million. Refer to Note 16 of Notes to Consolidated Financial Statements. This amount is not included in the total contractual obligations table because we believe that presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Additionally, in January 2020, the Company acquired the remaining 57.5 percent stake in fairlife, LLC for $1.0 billion, which is not included in the table above. Refer to Note 23 of Notes to Consolidated Financial Statements.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in foreign currencies.

In 2019, we used 70 functional currencies in addition to the U.S. dollar. Due to the geographic diversity of our operations, weakness in some of these currencies may be offset by strength in others. In 2019 and 2018, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2019	2018
All operating currencies	(5)%	(1)%
Australian dollar	(7)%	(2)%
Brazilian real	(10)	(12)
British pound sterling	(4)	4
Euro	(5)	5
Japanese yen	1	2
Mexican peso	(1)	(2)
South African rand	(10)	3
These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in foreign currency exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on our net income and earnings per share.
The total currency impact on net operating revenues, including the effect of our hedging activities, was a decrease of 4 percent and 1 percent in 2019 and 2018, respectively. The total currency impact on income before income taxes, including the effect of our hedging activities, was a decrease of 10 percent and 7 percent in 2019 and 2018, respectively.
Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 6 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are included as a component of other income (loss) — net in our consolidated statement of income. Refer to the heading "Operations Review — Other Income (Loss) — Net" above. The Company recorded net foreign currency exchange losses of $120 million, $143 million and $56 million during the years ended December 31, 2019, 2018 and 2017, respectively.
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
Venezuela has been designated as a hyperinflationary economy. We have certain U.S. dollar-denominated intangible assets associated with products sold in Venezuela. As a result of weaker sales, the volatility of foreign currency exchange rates resulting from continued instability and the Company's revised expectations regarding the convertibility of the local currency, we recognized an impairment charge of $34 million during the year ended December 31, 2017, which was recorded in the line item other operating charges in our consolidated statement of income. As a result of the impairment charge, the remaining carrying value of all U.S. dollar-denominated intangible assets associated with products sold in Venezuela is zero.
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our Company uses derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign currency exchange rates, interest rates, commodity prices and other market risks. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all of our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. The Company generally hedges anticipated exposures up to 48 months in advance; however, the majority of our derivative instruments expire within 24 months or less. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.
We monitor our exposure to financial market risks using several objective measurement systems, including a sensitivity analysis to measure our exposure to fluctuations in foreign currency exchange rates, interest rates and commodity prices. Refer to Note 6 of Notes to Consolidated Financial Statements for additional information about our hedging transactions and derivative financial instruments.
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2019, we used 70 functional currencies in addition to the U.S. dollar and generated $25.6 billion of our net operating revenues from operations outside the United States; therefore, weaknesses in some currencies may be offset by strengths in other currencies over time. We use derivative financial instruments to further reduce our net exposure to foreign currency fluctuations.
Our Company enters into forward exchange contracts and purchases foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. Additionally, we enter into forward exchange contracts to offset the earnings impact related to foreign currency fluctuations on certain monetary assets and liabilities. We also enter into forward exchange contracts as hedges of net investments in foreign operations.
The total notional values of our foreign currency derivatives were $14,276 million and $17,142 million as of December 31, 2019 and 2018, respectively. These values include derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. The fair value of the contracts that qualify for hedge accounting resulted in a net unrealized gain of $6 million as of December 31, 2019, and we estimate that a 10 percent weakening of the U.S. dollar would have eliminated the net unrealized gain and created a net unrealized loss of $84 million. The fair value of the contracts that do not qualify for hedge accounting resulted in a net unrealized loss of $26 million as of December 31, 2019, and we estimate that a 10 percent weakening of the U.S. dollar would have eliminated the unrealized loss and created a net unrealized gain of $31 million.
Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
Based on the Company's variable-rate debt and derivative instruments outstanding as of December 31, 2019, we estimate that a 1 percentage point increase in interest rates would have increased interest expense by $241 million in 2019. However, this increase in interest expense would have been partially offset by the increase in interest income related to higher interest rates.
The Company is subject to interest rate risk related to its investments in highly liquid debt securities. These investments are primarily managed by external managers within the guidelines of the Company's investment policy. Our policy requires these investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. In addition, our policy limits the amount of credit exposure to any one issuer. We estimate that a 1 percentage point increase in interest rates would result in a $47 million decrease in the fair value of our portfolio of highly liquid debt securities.
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
The total notional values of our commodity derivatives were $427 million and $382 million as of December 31, 2019 and 2018, respectively. These values included derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. The fair value of the contracts that qualify for hedge accounting resulted in a net unrealized loss of less than $1 million as of December 31, 2019, and we estimate that a 10 percent decrease in underlying commodity prices would have an insignificant impact. The fair value of the contracts that do not qualify for hedge accounting resulted in a net loss of $4 million as of December 31, 2019, and we estimate that a 10 percent decrease in underlying commodity prices would have increased the net unrealized loss to $38 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

Year Ended December 31,	2019	2018	2017
Net Operating Revenues	$37,266	$34,300	$36,212
Cost of goods sold	14,619	13,067	13,721
Gross Profit	22,647	21,233	22,491
Selling, general and administrative expenses	12,103	11,002	12,834
Other operating charges	458	1,079	1,902
Operating Income	10,086	9,152	7,755
Interest income	563	689	679
Interest expense	946	950	853
Equity income (loss) — net	1,049	1,008	1,072
Other income (loss) — net	34	(1,674)	(1,763)
Income Before Income Taxes	10,786	8,225	6,890
Income taxes	1,801	1,749	5,607
Consolidated Net Income	8,985	6,476	1,283
Less: Net income (loss) attributable to noncontrolling interests	65	42	35
Net Income Attributable to Shareowners of The Coca-Cola Company	$8,920	$6,434	$1,248
Basic Net Income Per Share[1]	$2.09	$1.51	$0.29
Diluted Net Income Per Share[1]	$2.07	$1.50	$0.29
Average Shares Outstanding — Basic	4,276	4,259	4,272
Effect of dilutive securities	38	40	52
Average Shares Outstanding — Diluted	4,314	4,299	4,324
1Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Year Ended December 31,	2019	2018	2017
Consolidated Net Income	$8,985	$6,476	$1,283
Other comprehensive income:
Net foreign currency translation adjustments	74	(2,035)	861
Net gains (losses) on derivatives	(54)	(7)	(433)
Net change in unrealized gains (losses) on available-for-sale securities	18	(34)	188
Net change in pension and other benefit liabilities	(159)	29	322
Total Comprehensive Income	8,864	4,429	2,221
Less: Comprehensive income attributable to noncontrolling interests	110	95	73
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$8,754	$4,334	$2,148
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

December 31,	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$6,480	$9,077
Short-term investments	1,467	2,025
Total Cash, Cash Equivalents and Short-Term Investments	7,947	11,102
Marketable securities	3,228	5,013
Trade accounts receivable, less allowances of $524 and $501, respectively	3,971	3,685
Inventories	3,379	3,071
Prepaid expenses and other assets	1,886	2,059
Total Current Assets	20,411	24,930
Equity method investments	19,025	19,412
Other investments	854	867
Other assets	6,075	4,148
Deferred income tax assets	2,412	2,674
Property, plant and equipment — net	10,838	9,598
Trademarks with indefinite lives	9,266	6,682
Bottlers' franchise rights with indefinite lives	109	51
Goodwill	16,764	14,109
Other intangible assets	627	745
Total Assets	$86,381	$83,216
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$11,312	$9,533
Loans and notes payable	10,994	13,835
Current maturities of long-term debt	4,253	5,003
Accrued income taxes	414	411
Total Current Liabilities	26,973	28,782
Long-term debt	27,516	25,376
Other liabilities	8,510	7,646
Deferred income tax liabilities	2,284	2,354
The Coca-Cola Company Shareowners' Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	17,154	16,520
Reinvested earnings	65,855	63,234
Accumulated other comprehensive income (loss)	(13,544)	(12,814)
Treasury stock, at cost — 2,760 and 2,772 shares, respectively	(52,244)	(51,719)
Equity Attributable to Shareowners of The Coca-Cola Company	18,981	16,981
Equity attributable to noncontrolling interests	2,117	2,077
Total Equity	21,098	19,058
Total Liabilities and Equity	$86,381	$83,216
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Year Ended December 31,	2019	2018	2017
Operating Activities
Consolidated net income	$8,985	$6,476	$1,283
Depreciation and amortization	1,365	1,086	1,260
Stock-based compensation expense	201	225	219
Deferred income taxes	(280)	(413)	(1,252)
Equity (income) loss — net of dividends	(421)	(457)	(628)
Foreign currency adjustments	91	(50)	292
Significant (gains) losses — net	(467)	743	1,459
Other operating charges	127	558	1,218
Other items	504	699	(252)
Net change in operating assets and liabilities	366	(1,240)	3,442
Net Cash Provided by Operating Activities	10,471	7,627	7,041
Investing Activities
Purchases of investments	(4,704)	(7,789)	(17,296)
Proceeds from disposals of investments	6,973	14,977	16,694
Acquisitions of businesses, equity method investments and nonmarketable securities	(5,542)	(1,263)	(3,809)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	429	1,362	3,821
Purchases of property, plant and equipment	(2,054)	(1,548)	(1,750)
Proceeds from disposals of property, plant and equipment	978	248	108
Other investing activities	(56)	(60)	(80)
Net Cash Provided by (Used in) Investing Activities	(3,976)	5,927	(2,312)
Financing Activities
Issuances of debt	23,009	27,605	29,926
Payments of debt	(24,850)	(30,600)	(28,871)
Issuances of stock	1,012	1,476	1,595
Purchases of stock for treasury	(1,103)	(1,912)	(3,682)
Dividends	(6,845)	(6,644)	(6,320)
Other financing activities	(227)	(272)	(95)
Net Cash Provided by (Used in) Financing Activities	(9,004)	(10,347)	(7,447)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(72)	(262)	241
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the year	(2,581)	2,945	(2,477)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	9,318	6,373	8,850
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Year	6,737	9,318	6,373
Less: Restricted cash and restricted cash equivalents at end of year	257	241	271
Cash and Cash Equivalents at End of Year	$6,480	$9,077	$6,102
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(In millions except per share data)

Year Ended December 31,	2019	2018	2017
Equity Attributable to Shareowners of The Coca-Cola Company
Number of Common Shares Outstanding
Balance at beginning of year	4,268	4,259	4,288
Treasury stock issued to employees related to stock-based compensation plans	33	48	53
Purchases of stock for treasury	(21)	(39)	(82)
Balance at end of year	4,280	4,268	4,259
Common Stock	$1,760	$1,760	$1,760
Capital Surplus
Balance at beginning of year	16,520	15,864	14,993
Stock issued to employees related to stock-based compensation plans	433	467	655
Stock-based compensation expense	201	225	219
Other activities	—	(36)	(3)
Balance at end of year	17,154	16,520	15,864
Reinvested Earnings
Balance at beginning of year	63,234	60,430	65,502
Adoption of accounting standards[1]	546	3,014	—
Net income attributable to shareowners of The Coca-Cola Company	8,920	6,434	1,248
Dividends (per share — $1.60, $1.56 and $1.48 in 2019, 2018 and 2017, respectively)	(6,845)	(6,644)	(6,320)
Balance at end of year	65,855	63,234	60,430
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(12,814)	(10,305)	(11,205)
Adoption of accounting standards[1]	(564)	(409)	—
Net other comprehensive income (loss)	(166)	(2,100)	900
Balance at end of year	(13,544)	(12,814)	(10,305)
Treasury Stock
Balance at beginning of year	(51,719)	(50,677)	(47,988)
Treasury stock issued to employees related to stock-based compensation plans	501	704	909
Purchases of stock for treasury	(1,026)	(1,746)	(3,598)
Balance at end of year	(52,244)	(51,719)	(50,677)
Total Equity Attributable to Shareowners of The Coca-Cola Company	$18,981	$16,981	$17,072
Equity Attributable to Noncontrolling Interests
Balance at beginning of year	$2,077	$1,905	$158
Net income attributable to noncontrolling interests	65	42	35
Net foreign currency translation adjustments	45	53	38
Dividends paid to noncontrolling interests	(48)	(31)	(15)
Acquisition of interests held by noncontrolling owners	(84)	—	—
Contributions by noncontrolling interests	3	—	—
Business combinations	59	101	1,805
Deconsolidation of certain entities	—	—	(157)
Other activities	—	7	41
Total Equity Attributable to Noncontrolling Interests	$2,117	$2,077	$1,905
1 Refer to Note 1, Note 3, Note 4, Note 6 and Note 16.
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
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as Company-owned or -controlled bottling and distribution operations — the world's largest nonalcoholic beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for 2.0 billion of the approximately 61 billion servings of all beverages consumed worldwide every day.
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
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to equity investments, profit guarantees or subordinated financial support. Refer to Note 13. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, and other subordinated financial support related to these VIEs totaled $3,179 million and $3,916 million as of December 31, 2019 and 2018, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not individually significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $51 million and $49 million as of December 31, 2019 and 2018, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
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
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $4 billion in 2019, 2018 and 2017. As of December 31, 2019 and 2018, advertising and production costs of $55 million and $54 million, respectively, were primarily recorded in the line item prepaid expenses and other assets in our consolidated balance sheets.
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

Net Income Per Share
Basic net income per share is computed by dividing net income attributable to shareowners of The Coca-Cola Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 5 million stock option awards were excluded from the computations of diluted net income per share in both 2018 and 2017 because the awards would have been antidilutive for the years presented. The number of stock option awards excluded from the computation of diluted net income per share in 2019 was insignificant.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents or restricted cash equivalents, as applicable. Restricted cash and restricted cash equivalents generally consist of amounts held by our captive insurance companies, which are included in the line item other assets on our consolidated balance sheets, and amounts classified in assets held for sale. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our concentrations of credit risk.
The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in the consolidated statements of cash flows (in millions):

December 31,	2019	2018	2017
Cash and cash equivalents	$6,480	$9,077	$6,102
Cash and cash equivalents included in assets held for sale	—	—	13
Cash and cash equivalents included in other assets[1]	257	241	258
Cash, cash equivalents, restricted cash and restricted cash equivalents	$6,737	$9,318	$6,373
1 Amounts represent cash and cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
Short-Term Investments
We classify time deposits and other investments that have maturities of greater than three months but less than one year as short-term investments.
Investments in Equity and Debt Securities
Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") 2016-01 Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Prior to the adoption of ASU 2016-01, marketable equity securities not accounted for under the equity method were classified as trading or available-for-sale. Both realized and unrealized gains and losses on equity securities classified as trading securities were recognized in net income. For equity securities classified as available-for-sale, realized gains and losses were included in net income. Unrealized gains and losses on equity securities classified as available-for-sale were recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. Equity securities without readily determinable fair values were recorded at cost. Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Refer to Note 4 for additional information on our policy for investments, which includes our assessment of impairments.
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

Derivative Instruments
Our Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk. All derivatives are carried at fair value in our consolidated balance sheet in the following line items, as applicable: prepaid expenses and other assets; other assets; accounts payable and accrued expenses; and other liabilities. The cash flow impact of the Company's derivative instruments is primarily included in our consolidated statement of cash flows in net cash provided by operating activities. Refer to Note 6.
Leases
Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases ("ASC 842"). We determine if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances.
We are the lessee in a lease contract when we obtain the right to control the asset. Operating leases are included in the line items other assets, accounts payable and accrued expenses, and other liabilities in our consolidated balance sheet. Operating lease right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component. Refer to Note 11.
We have various arrangements for certain fountain equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; and machinery and equipment: 20 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement. Depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale, even if the asset or disposal group continues to generate revenue during the period. Depreciation expense, including the depreciation expense of assets under finance leases, totaled $1,208 million, $999 million and $1,131 million in 2019, 2018 and 2017, respectively. Amortization expense for leasehold improvements totaled $18 million, $18 million and $19 million in 2019, 2018 and 2017, respectively. Refer to Note 8.
Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment test is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe market participants would use. Refer to Note 18.
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
When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting profit and cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe a market participant would use.
We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment tests as of the first day of our third fiscal quarter. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe market participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment.
We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our operating segments are subdivided into smaller geographic regions or territories that we sometimes refer to as "business units." These business units are also our reporting units. Our Global Ventures operating segment includes the results of our Costa Limited ("Costa"), innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster Beverage Corporation ("Monster"), each of which is its own reporting unit. The Bottling Investments operating segment includes all Company-owned or consolidated bottling operations, regardless of geographic location. Generally, each Company-owned or consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
In order to test for goodwill impairment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a market participant would use. The Company has the option to perform a qualitative assessment of goodwill in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the testing discussed above. Otherwise, the Company does not need to perform any further testing.
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
Stock-Based Compensation
Our Company grants awards under its stock-based compensation plans to certain employees of the Company. These awards include stock options, restricted stock units, restricted stock and performance-based share units. The fair value of our stock option grants is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The Company recognizes compensation expense on a straight-line basis over the period the stock option grant is earned by the employee, which is generally four years.

The fair value of our restricted stock units, restricted stock and certain performance-based share units is the quoted market value of the Company's stock on the grant date less the present value of the expected dividends not received during the relevant period. For most performance-based share units granted from 2014 to 2017 and for performance-based share units granted to executives in 2018 and 2019, the Company includes a relative total shareowner return ("TSR") modifier to determine the number of shares earned at the end of the performance period. For these awards, the number of shares earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company's total shareowner return over the performance period relative to a predefined compensation comparator group of companies falls outside of a defined range. The fair value of performance-based share units that include the TSR modifier is determined using a Monte Carlo valuation model.
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
The Company has made a policy election to estimate the number of stock-based compensation awards that are expected to vest to determine the amount of compensation expense recognized in earnings. Forfeiture estimates are trued-up through the vesting date, in order to ensure that total compensation expense is recognized only for those awards that ultimately vest. Refer to Note 14.
Income Taxes
Income tax expense includes U.S., state, local and international income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note 13 and Note 16.
Translation and Remeasurement
We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars at the appropriate spot rates as of the balance sheet date. Generally, our foreign subsidiaries use the local currency as their functional currency. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of AOCI. Refer to Note 17. Income statement accounts are translated using the monthly average exchange rates during the year.
Monetary assets and liabilities denominated in a currency that is different from a reporting entity's functional currency must first be remeasured from the applicable currency to the legal entity's functional currency. The effect of this remeasurement process is recognized in the line item other income (loss) — net in our consolidated statement of income and is partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 6.

Recently Adopted Accounting Guidance
ASC 842 requires lessees to recognize operating lease ROU assets, representing their right to use the underlying asset for the lease term, and operating lease liabilities on the balance sheet for all leases with lease terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. We adopted ASC 842 using the modified retrospective method and utilized the optional transition method under which we continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented. In addition, we elected the package of practical expedients permitted under the transition guidance which permits us to carry forward the historical lease classification, among other things. As a result of the adoption, our operating lease ROU assets and operating lease liabilities were $1,372 million and $1,392 million, respectively, as of December 31, 2019. The adoption of this standard did not impact our consolidated statement of income or our consolidated statement of cash flows. Refer to Note 11.
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
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act") on items within AOCI to reinvested earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." The amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income is not affected by this update. We adopted ASU 2018-02 effective January 1, 2019. We recognized a cumulative effect adjustment to increase the opening balance of reinvested earnings as of January 1, 2019 by $558 million related to the effect that the change in the income tax rate had on the gross deferred tax amounts of items remaining in AOCI.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which replaces most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. ASU 2014-09 and its amendments were included primarily in ASC 606. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted ASC 606 effective January 1, 2018 using the modified retrospective method. We recognized a cumulative effect adjustment to decrease the opening balance of reinvested earnings as of January 1, 2018 by $257 million, net of tax. The Company has changed our accounting policies and practices, business processes, systems and controls, as well as designed and implemented specific controls over our evaluation of the impact of the new guidance on the Company, including the cumulative effect calculation, disclosure requirements and the collection of relevant data for the reporting process. Refer to Note 3.
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
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 was effective for the Company beginning January 1, 2018 and was adopted using a modified retrospective basis. We recorded a $2.9 billion cumulative effect adjustment to increase the opening balance of reinvested earnings, with the majority of the offset being recorded in the line item deferred income tax assets in our consolidated balance sheet. Refer to Note 16.
In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Reform Act. The amendments also require any provisional amounts or subsequent adjustments to be included in net income. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company adopted this standard and subsequently finalized the accounting based on the guidance, interpretations and data available as of December 31, 2018. Refer to Note 16.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2019, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,542 million, which primarily related to the acquisitions of Costa, the remaining equity ownership interest in C.H.I. Limited ("CHI"), a Nigerian producer of value-added dairy and juice beverages and iced tea, and controlling interests in bottling operations in Zambia, Kenya, and Eswatini. Refer to the "Costa Limited" and "C.H.I. Limited" sections within this note below for further details.
During 2018, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,263 million, which included the acquisition of the 51 percent controlling interest in the Philippine bottling operations from Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee. Refer to the "Philippine Bottling Operations" section within this note below for further details. Additionally, we acquired a minority interest in BA Sports Nutrition, LLC ("BodyArmor"). We account for our minority interest in BodyArmor as an equity method investment based on our equity ownership percentage and our representation on their Management Committee. We obtained an option to acquire the remaining ownership interests in BodyArmor based on an agreed-upon formula, which becomes exercisable in 2021. Upon the expiration of the Company's option, BodyArmor can exercise an option on behalf of the other equity owners to sell their remaining interests to the Company based on the same agreed‑upon formula. The Company also acquired additional ownership interests in the Company's franchise bottlers in the United Arab Emirates and in Oman, both of which were previously equity method investees of the Company. As a result of the additional interest acquired in the Oman bottler, we obtained a controlling interest, resulting in its consolidation. During 2018, the Company also acquired controlling interests in bottling operations in Zambia and Botswana.
During 2017, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $3,809 million, of which $3,150 million related to the transition of Anheuser-Busch InBev's ("ABI") 54.5 percent controlling interest in Coca-Cola Beverages Africa Proprietary Limited ("CCBA") to the Company, resulting in its consolidation in October 2017. Refer to the "Coca-Cola Beverages Africa Proprietary Limited" section within this note below for further details. Additionally, in conjunction with the refranchising of Coca-Cola Refreshments' ("CCR") Southwest operating unit ("Southwest Transaction"), we obtained an equity interest in AC Bebidas, S. de R.L. de C.V. ("AC Bebidas"), a subsidiary of Arca Continental, S.A.B. de C.V. ("Arca"), primarily for noncash consideration. Refer to the "North America Refranchising — United States" section within this note below for further details. The remaining activity primarily related to the acquisition of AdeS, a plant-based beverage business, by the Company and several of its bottling partners in Latin America, and the acquisition of the U.S. rights to the Topo Chico premium sparkling water brand from AC Bebidas, an equity method investee.
Costa Limited
In January 2019, the Company acquired Costa in exchange for $4.9 billion of cash, net of cash acquired. Costa is a coffee business with retail outlets in more than 30 countries, the Costa Express vending system and a state-of-the-art roastery. We believe this acquisition will allow us to increase our presence in the hot beverage market as Costa has a scalable platform across multiple formats and channels, including opportunities to introduce ready-to-drink products. As of December 31, 2019, $2.4 billion of the purchase price was preliminarily allocated to the Costa trademark and $2.5 billion was preliminarily allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion as well as our ability to market and distribute Costa in ready-to-drink form throughout our bottling system. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been assigned to the Global Ventures operating segment, except for $108 million, which was allocated to the Europe, Middle East and Africa operating segment. The preliminary allocation of the purchase price is subject to refinement when valuations are finalized. As of December 31, 2019, the valuations that have not been finalized primarily relate to operating lease ROU assets, operating lease liabilities and certain fixed assets. The final purchase price allocation will be completed in the first quarter of 2020.
C.H.I. Limited
In January 2019, the Company acquired the remaining 60 percent interest in CHI in exchange for $257 million of cash, net of cash acquired, under the terms of the agreement for our original investment in CHI. Upon consolidation, we recognized a net loss of $118 million, which included the remeasurement of our previously held equity interest in CHI to fair value and the reversal of the related cumulative translation adjustments. The fair value of our previously held equity investment was determined using a discounted cash flow model based on Level 3 inputs. The net charge was recorded in the line item other income (loss) — net in our consolidated statement of income.
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
Coca-Cola Beverages Africa Proprietary Limited
In October 2017, the Company and ABI completed the transition of ABI's controlling interest in CCBA to the Company for $3,150 million. Upon consolidation of CCBA, we remeasured our previously held equity interests in CCBA and its South African subsidiary to fair value and recorded a gain on the remeasurement of $150 million. The fair values in our previously held equity investments in CCBA and its South African subsidiary were determined using income approaches, including discounted cash flow models (a Level 3 measurement), and the Company believes the inputs and assumptions used are consistent with those market participants would use. We recorded $1,805 million for the noncontrolling interests of CCBA. The fair value of the noncontrolling interests was determined in a manner similar to our previously held equity investments. The preliminary goodwill recorded at the time of the transaction was $4,262 million, none of which is tax deductible. This goodwill is in part due to the significant synergies that are expected from the consolidation of the bottling system in Southern and East Africa, especially within the country of South Africa. As a result, upon finalization of purchase accounting $411 million of the final goodwill balance of $4,186 million was allocated to other reporting units expected to benefit from this transaction.
Due to the Company's original intent to refranchise CCBA, it was accounted for as held for sale and a discontinued operation from October 2017 through the first quarter of 2019. As CCBA met the criteria to be classified as held for sale, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell. As a result, during the year ended December 31, 2018, we recorded an impairment charge of $554 million, reflecting management's view of the proceeds that were expected to be received upon sale based on revised projections of future operating results and foreign currency exchange rate fluctuations. This charge was previously reflected in the line item income (loss) from discontinued operations in our consolidated statement of income and the corresponding reduction to assets was reflected as an allowance for reduction of assets held for sale — discontinued operations in our consolidated balance sheet. Refer to Note 18. Additionally, CCBA's property, plant and equipment was not depreciated and its definite-lived intangible assets were not amortized.
While the Company had discussions with a number of potential partners throughout the period CCBA was held for sale, during the second quarter of 2019 the Company updated its plans for CCBA and now intends to maintain its controlling stake in CCBA for the foreseeable future. As a result, CCBA no longer qualifies as held for sale or as a discontinued operation, and CCBA's financial results are now presented within the Company's continuing operations for all periods presented. As a result of this change in presentation, the Company reflected the impairment charge in other income (loss) — net in our consolidated statement of income for the year ended December 31, 2018 and reallocated the allowance for reduction of assets held for sale — discontinued operations balance to reduce the carrying value of CCBA's property, plant and equipment by $225 million and CCBA's definite-lived intangible assets by $329 million based on the relative amount of depreciation and amortization that would have been recognized during the period CCBA was held for sale. We also recorded a $160 million adjustment to reduce the carrying value of CCBA's property, plant and equipment and definite-lived intangible assets by an additional $34 million and $126 million, respectively, during the year ended December 31, 2019. These additional adjustments were included in the line item other income (loss) — net in our consolidated statement of income.
Divestitures
During 2019, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $429 million, primarily related to the sale of a portion of our equity method investment in Embotelladora Andina S.A. ("Andina") and the refranchising of certain of our bottling operations in India. As a result of these transactions, we recognized gains of $39 million and $73 million, respectively, which were recorded in the line item other income (loss) — net in our consolidated statement of income. We continue to account for our remaining interest in Andina as an equity method investment as a result of our representation on Andina's Board of Directors and other governance rights.

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
Latin America Bottling Operations
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
North America Refranchising — Canada
In September 2018, the Company completed its North America refranchising with the sale of its Canadian bottling operations. We received initial net cash proceeds of $518 million and recognized a net charge of $385 million during the year ended December 31, 2018. During the year ended December 31, 2019, we recognized an additional charge of $122 million primarily related to post-closing adjustments as contemplated by the related agreements. These charges were included in the line item other income (loss) — net in our consolidated statements of income.
North America Refranchising — United States
In 2018, the Company completed the refranchising of all of our bottling territories in the United States that were previously managed by CCR to certain of our unconsolidated bottling partners. These territories generally border these bottlers' existing territories, allowing each bottler to better service local customers and provide more efficient execution. By entering into comprehensive beverage agreements ("CBAs") with each of the bottlers, we granted certain exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage products as defined by the CBA.
Each CBA generally has a term of 10 years and is renewable, in most cases by the bottler and in some cases by the Company, indefinitely for successive additional terms of 10 years each. Under the CBA, except for the CBA entered into in conjunction with the Southwest Transaction and for additional territories sold to AC Bebidas, as well as the CBA entered into with Liberty Coca-Cola Beverages, the bottlers make ongoing quarterly payments to the Company based on their gross profit in the refranchised territories throughout the term of the CBA, including renewals, in exchange for the grant of the exclusive territory rights. Liberty Coca-Cola Beverages, the co-owners of which are former management of CCR, will make ongoing quarterly payments based on the gross profit in its refranchised territories upon the earlier of reaching a predefined level of profitability, or the 41st quarter following the closing date.
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
During the years ended December 31, 2018 and 2017, cash proceeds from these sales totaled $3 million and $2,860 million, respectively. Included in the cash proceeds for the year ended December 31, 2017 was $336 million from Coca-Cola Bottling Co. Consolidated now known as Coca-Cola Consolidated, Inc., an equity method investee. Also included in the cash proceeds for the year ended December 31, 2017 was $220 million from AC Bebidas and $39 million from Liberty Coca-Cola Beverages.
Under the applicable accounting guidance, we were required to derecognize all of the tangible assets sold as well as the intangible assets transferred, including distribution rights, customer relationships and an allocated portion of goodwill related to these territories. We recognized a net gain of $17 million during the year ended December 31, 2019 and recognized net charges of $91 million and $3,177 million during the years ended December 31, 2018 and 2017, respectively. Included in these amounts is a net gain of $5 million during the year ended December 31, 2019 and net charges of $21 million and $1,104 million during the years ended December 31, 2018 and 2017, respectively, from transactions with equity method investees or former management. The net gain in 2019 and net charges in 2018 were primarily related to post-closing adjustments as contemplated by the related agreements. The net charges in 2017 were primarily related to the derecognition of the intangible assets transferred or reclassified as held for sale and were included in the line item other income (loss) — net in our consolidated statements of income. The net charges in 2017 included $236 million of expense associated with an indemnification liability related to an underfunded multi-employer benefit plan in which employees of certain refranchised territories participate. In total, we expect to recover the value of the intangible assets transferred to the bottlers under the CBAs through the future quarterly payments; however, as the payments for the territory rights are dependent on the bottlers' future gross profit in these territories, they are considered a form of contingent consideration.
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
During the years ended December 31, 2019, 2018 and 2017, the Company recorded charges of $4 million, $34 million and $313 million, respectively, primarily related to payments made to certain of our unconsolidated bottling partners in order to convert the bottling agreements for their legacy territories and any previously refranchised territories to a single form of CBA with additional requirements. The additional requirements generally include a binding national governance model, mandatory incidence pricing and additional core performance requirements, among other things. As a result of these conversions, the legacy territories and any previously refranchised territories for each of the related bottling partners will be governed under similar CBAs, which will provide consistency across each such bottler's respective territory, as well as consistency with other U.S. bottlers that have been granted or converted to this form of CBA. The charges related to these payments were included in the line item other income (loss) — net in our consolidated statements of income.
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
In our domestic and international concentrate operations, we typically generate net operating revenues by selling concentrates, syrups and certain finished beverages to authorized bottling operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine concentrates with sweeteners (depending on the product), still water or sparkling water, or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrate, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments and our Global Ventures operating segment.
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
We adopted ASC 606 effective January 1, 2018 using the modified retrospective method. We have applied this standard to all contracts at the effective date and contracts entered into thereafter. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell concentrates, syrups or finished products to our bottling partners, wholesalers, distributors or retailers. Control of the concentrates, syrups or finished products is transferred upon shipment to, or receipt at, our customers' locations, as determined by the specific terms of the contract. Upon transfer of control to the customer, which completes our performance obligation, revenue is recognized. Our sales terms generally do not allow for a right of return except for matters related to any manufacturing defects on our part. After completion of our performance obligation, we have an unconditional right to consideration as outlined in the contract. Our receivables will generally be collected in less than six months, in accordance with the underlying payment terms. All of our performance obligations under the terms of contracts with our customers have an original duration of one year or less.
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In most markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we have implemented an incidence-based concentrate pricing model. Under this model, the price we charge bottlers for concentrate they use to prepare and package finished products is impacted by a number of factors, including, but not limited to, the prices charged by the bottlers for such finished products, the channels in which they are sold, and package mix. The amounts associated with the arrangements described above are defined as variable consideration under ASC 606, an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates. The change in the amount of variable consideration recognized during the year ended December 31, 2019 related to performance obligations satisfied in prior periods was immaterial.
In addition to changes in the timing of when we record variable consideration, ASC 606 provided clarification about the classification of certain costs relating to revenue arrangements with customers. As a result, during the years ended December 31, 2019 and 2018, we recorded certain amounts in cost of goods sold or selling, general and administrative expenses that were previously classified as reductions in net operating revenues. The Company also re-evaluated the principal versus agent considerations pertaining to certain of its arrangements with third-party manufacturers and co-packers. We recorded certain costs in net operating revenues which were previously recorded in cost of goods sold related to arrangements in which we concluded we did not control the goods before they were delivered to our customers.
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
The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Year Ended December 31, 2019
Concentrate operations	$5,252	$15,247	$20,499
Finished product operations	6,463	10,304	16,767
Total	$11,715	$25,551	$37,266
Year Ended December 31, 2018
Concentrate operations	$4,571	$15,323	$19,894
Finished product operations	6,773	7,633	14,406
Total	$11,344	$22,956	$34,300
Refer to Note 21 for additional revenue disclosures by operating segment and Corporate.
NOTE 4: INVESTMENTS
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
Equity securities with readily determinable fair values that are not accounted for under the equity method and debt securities classified as trading are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. Similarly, prior to the adoption of ASU 2016-01, equity investments classified as trading were not tested for impairment. Equity method investments, equity securities without readily determinable fair values and debt securities classified as available-for-sale or held-to-maturity are, and prior to the adoption of ASU 2016-01 equity securities classified as available-for-sale and cost method investments were, reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe market participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
December 31, 2019
Marketable securities	$329	$—
Other investments	772	82
Other assets	1,118	—
Total equity securities	$2,219	$82
December 31, 2018
Marketable securities	$278	$—
Other investments	787	80
Other assets	869	—
Total equity securities	$1,934	$80

The calculation of net unrealized gains and losses recognized during the year related to equity securities still held at the end of the year is as follows (in millions):

Year Ended December 31,	2019	2018
Net gains (losses) recognized during the year related to equity securities	$218	$(250)
Less: Net gains (losses) recognized during the year related to equity securities sold during the year	27	8
Net unrealized gains (losses) recognized during the year related to equity securities still held at the end of the year	$191	$(258)

The sale and/or maturity of available-for-sale equity securities resulted in the following realized activity (in millions):

Year Ended December 31, 2017
Gross gains	$61
Gross losses	(19)
Proceeds	275

Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
December 31, 2019
Trading securities	$46	$1	$—	$47
Available-for-sale securities	3,172	113	(4)	3,281
Total debt securities	$3,218	$114	$(4)	$3,328
December 31, 2018
Trading securities	$45	$—	$(1)	$44
Available-for-sale securities	4,901	119	(27)	4,993
Total debt securities	$4,946	$119	$(28)	$5,037

The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	December 31, 2019		December 31, 2018
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Cash and cash equivalents	$—	$123	$—	$—
Marketable securities	47	2,852	44	4,691
Other assets	—	306	—	302
Total debt securities	$47	$3,281	$44	$4,993

The contractual maturities of these available-for-sale debt securities as of December 31, 2019 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$1,943	$1,982
After 1 year through 5 years	970	1,022
After 5 years through 10 years	72	84
After 10 years	187	193
Total	$3,172	$3,281

The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

Year Ended December 31,	2019	2018	2017
Gross gains	$39	$22	$7
Gross losses	(8)	(27)	(13)
Proceeds	3,956	13,710	13,930

Captive Insurance Companies
In accordance with local insurance regulations, our captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of its consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. This captive's solvency capital funds included equity and debt securities of $1,266 million as of December 31, 2019 and $1,056 million as of December 31, 2018, which are classified in the line item other assets in our consolidated balance sheets because the assets are not available to satisfy our current obligations.

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

December 31,	2019	2018
Raw materials and packaging	$2,180	$2,025
Finished goods	851	773
Other	348	273
Total inventories	$3,379	$3,071

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
The Company uses various types of derivative instruments including, but not limited to, forward contracts, commodity futures contracts, option contracts, collars and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date and at a predetermined rate or price. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency or commodity at a predetermined rate or price during a period or at a time in the future. A collar is a strategy that uses a combination of options to limit the range of possible positive or negative returns on an underlying asset or liability to a specific range, or to protect expected future cash flows. To do this, an investor simultaneously buys a put option and sells (writes) a call option, or alternatively buys a call option and sells (writes) a put option. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative financial instruments for trading purposes. The Company may also designate certain non-derivative instruments, such as our foreign currency denominated third-party debt, in hedging relationships.
All derivative instruments are carried at fair value in our consolidated balance sheets, primarily in the following line items, as applicable: prepaid expenses and other assets; other assets; accounts payable and accrued expenses; and other liabilities. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.
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
The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates. Refer to Note 18. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, commodity rates or other financial indices. The Company does not view the fair values of its derivatives in isolation but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2019	December 31, 2018
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$24	$43
Foreign currency contracts	Other assets	91	114
Interest rate contracts	Prepaid expenses and other assets	10	—
Interest rate contracts	Other assets	427	88
Total assets		$552	$245
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$40	$19
Foreign currency contracts	Other liabilities	48	15
Commodity contracts	Accounts payable and accrued expenses	—	1
Interest rate contracts	Other liabilities	21	40
Total liabilities		$109	$75

[1]
All of the Company's derivative instruments are carried at fair value in our consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 18 for the net presentation of the Company's derivative instruments.

[2]	Refer to Note 18 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2019	December 31, 2018
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$13	$61
Commodity contracts	Prepaid expenses and other assets	8	2
Commodity contracts	Other assets	2	—
Other derivative instruments	Prepaid expenses and other assets	12	7
Other derivative instruments	Other assets	1	—
Total assets		$36	$70
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$39	$101
Commodity contracts	Accounts payable and accrued expenses	13	38
Commodity contracts	Other liabilities	1	8
Other derivative instruments	Accounts payable and accrued expenses	—	13
Total liabilities		$53	$160

[1]
All of the Company's derivative instruments are carried at fair value in our consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 18 for the net presentation of the Company's derivative instruments.

[2]	Refer to Note 18 for additional information related to the estimated fair value.
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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is typically four years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program were $6,957 million and $3,175 million as of December 31, 2019 and 2018, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the

Company records the change in carrying value of these foreign currency denominated assets and liabilities due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. As of December 31, 2019 and 2018, the total notional values of derivatives that have been designated as cash flow hedges for the Company's foreign currency denominated assets and liabilities were $3,028 million.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that have been designated and qualify for this program were $2 million and $9 million as of December 31, 2019 and 2018, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. During the year ended December 31, 2018, we discontinued the cash flow hedge relationship related to these swaps. We reclassified a loss of $8 million into earnings as a result of the discontinuance. As of December 31, 2019 and 2018, we did not have any interest rate swaps designated as a cash flow hedge.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	[2]
2019
Foreign currency contracts	$(58)	Net operating revenues	$(3)	$—
Foreign currency contracts	1	Cost of goods sold	11	—
Foreign currency contracts	—	Interest expense	(9)	—
Foreign currency contracts	(97)	Other income (loss) — net	(119)	—
Interest rate contracts	(47)	Interest expense	(42)	—
Commodity contracts	1	Cost of goods sold	—	—
Total	$(200)		$(162)	$—
2018
Foreign currency contracts	$9	Net operating revenues	$136	$1
Foreign currency contracts	15	Cost of goods sold	8	(3)
Foreign currency contracts	—	Interest expense	(9)	—
Foreign currency contracts	23	Other income (loss) — net	(5)	(4)
Interest rate contracts	22	Interest expense	(40)	(8)
Commodity contracts	(1)	Cost of goods sold	—	(5)
Total	$68		$90	$(19)
2017
Foreign currency contracts	$(226)	Net operating revenues	$443	$1
Foreign currency contracts	(26)	Cost of goods sold	(2)	—	[3]
Foreign currency contracts	—	Interest expense	(9)	—
Foreign currency contracts	92	Other income (loss) — net	107	3
Interest rate contracts	(22)	Interest expense	(37)	2
Commodity contracts	(6)	Cost of goods sold	(1)	—
Total	$(188)		$501	$6
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our consolidated statement of income.
2 Effective January 1, 2019, ASU 2017-12 eliminated the requirement to separately measure and report hedge ineffectiveness for cash flow hedges. No components of the Company's hedging instruments were excluded from the assessment of hedge effectiveness.
3 Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of December 31, 2019, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $72 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives related to our fair value hedges of this type were $12,523 million and $8,023 million as of December 31, 2019 and 2018, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. As of December 31, 2019 and 2018, we did not have any fair value hedges of this type.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
2019
Interest rate contracts	Interest expense	$368
Fixed-rate debt	Interest expense	(369)
Net impact to interest expense		$(1)
Net impact of fair value hedging instruments		$(1)
2018
Interest rate contracts	Interest expense	$34
Fixed-rate debt	Interest expense	(38)
Net impact to interest expense		$(4)
Foreign currency contracts	Other income (loss) — net	$(6)
Available-for-sale securities	Other income (loss) — net	6
Net impact to other income (loss) — net		$—
Net impact of fair value hedging instruments		$(4)
2017
Interest rate contracts	Interest expense	$(69)
Fixed-rate debt	Interest expense	63
Net impact to interest expense		$(6)
Foreign currency contracts	Other income (loss) — net	$(37)
Available-for-sale securities	Other income (loss) — net	44
Net impact to other income (loss) — net		$7
Net impact of fair value hedging instruments		$1

The following table summarizes the amounts recorded in the consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

	Carrying Value of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Value of the Hedged Item[1]
Balance Sheet Location of Hedged Item	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Current maturities of long-term debt	$1,004	$—	$5	$—
Long-term debt	12,087	8,043	448	62
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of December 31,		Year Ended December 31,
	2019	2018	2019	2018	2017
Foreign currency contracts	$—	$—	$51	$(14)	$(7)
Foreign currency denominated debt	12,334	12,494	144	653	(1,505)
Total	$12,334	$12,494	$195	$639	$(1,512)

The Company did not reclassify any gains or losses related to net investment hedges from AOCI to earnings during the years ended December 31, 2019, 2018 and 2017. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2019, 2018 and 2017. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,291 million and $10,939 million as of December 31, 2019 and 2018, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $425 million and $373 million as of December 31, 2019 and 2018, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Year Ended December 31,
		2019	2018	2017
Foreign currency contracts	Net operating revenues	$(4)	$22	$(30)
Foreign currency contracts	Cost of goods sold	1	9	(1)
Foreign currency contracts	Other income (loss) — net	(66)	(264)	73
Commodity contracts	Net operating revenues	—	—	16
Commodity contracts	Cost of goods sold	(23)	(25)	15
Commodity contracts	Selling, general and administrative expenses	—	—	1
Interest rate contracts	Interest expense	—	(1)	—
Other derivative instruments	Selling, general and administrative expenses	47	(18)	46
Other derivative instruments	Other income (loss) — net	48	(22)	1
Total		$3	$(299)	$121

NOTE 7: EQUITY METHOD INVESTMENTS
Our consolidated net income includes our Company's proportionate share of the net income or loss of our equity method investees. When we record our proportionate share of net income, it increases equity income (loss) — net in our consolidated statement of income and our carrying value in that investment. Conversely, when we record our proportionate share of a net loss, it decreases equity income (loss) — net in our consolidated statements of income and our carrying value in that investment. The Company's proportionate share of the net income or loss of our equity method investees includes significant operating and nonoperating items recorded by our equity method investees. These items can have a significant impact on the amount of equity income (loss) — net in our consolidated statement of income and our carrying value in those investments. Refer to Note 19 for additional information related to significant operating and nonoperating items recorded by our equity method investees. The carrying values of our equity method investments are also impacted by our proportionate share of items impacting the equity investee's AOCI.
We eliminate from our financial results all significant intercompany transactions to the extent of our ownership interest, including the intercompany portion of transactions with equity method investees.
The Company's equity method investments include, but are not limited to, our ownership interests in Coca-Cola European Partners plc ("CCEP"), Monster, AC Bebidas, Coca-Cola FEMSA, Coca-Cola HBC AG ("Coca-Cola Hellenic") and Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"). As of December 31, 2019, we owned approximately 19 percent, 19 percent, 20 percent, 28 percent, 23 percent and 19 percent, respectively, of these companies' outstanding shares. As of December 31, 2019, our investments in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $8,679 million. This difference is not amortized.
A summary of financial information for our equity method investees in the aggregate is as follows (in millions):

Year Ended December 31,[1]	2019	2018	2017
Net operating revenues	$75,980	$75,482	$73,343
Cost of goods sold	44,881	44,933	42,871
Gross profit	$31,099	$30,549	$30,472
Operating income	$7,748	$7,511	$7,577
Consolidated net income	$4,597	$4,646	$4,545
Less: Net income attributable to noncontrolling interests	63	101	120
Net income attributable to common shareowners	$4,534	$4,545	$4,425
Company equity income (loss) — net	$1,049	$1,008	$1,072
1 The financial information represents the results of the equity method investees during the Company's period of ownership.

December 31,	2019	2018
Current assets	$25,654	$23,249
Noncurrent assets	68,269	66,733
Total assets	$93,923	$89,982
Current liabilities	$20,271	$18,100
Noncurrent liabilities	31,321	29,144
Total liabilities	$51,592	$47,244
Equity attributable to shareowners of investees	$41,203	$41,558
Equity attributable to noncontrolling interests	1,128	1,180
Total equity	$42,331	$42,738
Company equity method investments	$19,025	$19,412
Net sales to equity method investees, the majority of which are located outside the United States, were $14,832 million, $14,799 million and $14,144 million in 2019, 2018 and 2017, respectively. Total payments, primarily marketing, made to equity method investees were $897 million, $1,131 million and $930 million in 2019, 2018 and 2017, respectively. The decrease in payments made to equity method investees in 2019 was primarily due to changes in bottler funding arrangements. In addition, purchases of beverage products from equity method investees were $426 million, $536 million and $1,299 million in 2019, 2018 and 2017, respectively. The decrease in purchases of beverage products in 2019 and 2018 was primarily due to reduced purchases of Monster products as a result of the North America refranchising activities. Refer to Note 2.
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's carrying value in investments in publicly traded companies accounted for under the equity method (in millions):

December 31, 2019	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$6,490	$3,781	$2,709
Coca-Cola European Partners plc	4,475	3,604	871
Coca-Cola FEMSA, S.A.B. de C.V.	3,461	1,758	1,703
Coca-Cola HBC AG	2,801	1,109	1,692
Coca-Cola Amatil Limited	1,674	611	1,063
Coca-Cola Bottlers Japan Holdings Inc.	866	765	101
Coca-Cola Consolidated, Inc.	705	142	563
Coca-Cola İçecek A.Ş.	347	210	137
Embotelladora Andina S.A.	163	109	54
Total	$20,982	$12,089	$8,893
Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $1,707 million and $1,564 million as of December 31, 2019 and 2018, respectively. The total amount of dividends received from equity method investees was $628 million, $551 million and $443 million for the years ended December 31, 2019, 2018 and 2017, respectively. The amount of consolidated reinvested earnings that represents undistributed earnings of investments accounted for under the equity method as of December 31, 2019 was $4,983 million.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment (in millions):

December 31,	2019	2018
Land	$659	$485
Buildings and improvements	4,576	4,322
Machinery and equipment	13,686	12,804
Property, plant and equipment — cost	18,921	17,611
Less: Accumulated depreciation	8,083	8,013
Property, plant and equipment — net	$10,838	$9,598

NOTE 9: INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table presents the carrying values of indefinite-lived intangible assets included in our consolidated balance sheets (in millions):

December 31,	2019	2018
Trademarks[1]	$9,266	$6,682
Bottlers' franchise rights	109	51
Goodwill[1]	16,764	14,109
Other	110	106
Indefinite-lived intangible assets	$26,249	$20,948
1 Refer to Note 2 for information related to the Company's acquisitions and divestitures.
The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Total
2018
Balance at beginning of year	$689	$150	$7,954	$143	$411	$4,302	$13,649
Effect of foreign currency translation	(58)	(9)	—	(4)	—	(202)	(273)
Acquisitions[1]	12	—	—	13	—	773	798
Purchase accounting adjustments[1,2]	408	27	(11)	—	3	(487)	(60)
Divestitures, deconsolidations and other[1]	—	—	—	—	—	(5)	(5)
Balance at end of year	$1,051	$168	$7,943	$152	$414	$4,381	$14,109
2019
Balance at beginning of year	$1,051	$168	$7,943	$152	$414	$4,381	$14,109
Effect of foreign currency translation	(8)	2	—	1	1	79	75
Acquisitions[1]	141	—	—	—	2,505	173	2,819
Purchase accounting adjustments[1,3]	110	—	—	17	(114)	(252)	(239)
Balance at end of year	$1,294	$170	$7,943	$170	$2,806	$4,381	$16,764

[1]	For information related to the Company's acquisitions and divestitures, refer to Note 2.
2 Includes the allocation of goodwill from the Bottling Investments segment to other reporting units expected to benefit from the consolidation of CCBA. Refer to Note 2.
3 Includes the allocation of goodwill from the Global Ventures segment to other reporting units expected to benefit from the Costa acquisition as well as the finalization of purchase accounting related to CCBA and the Philippine bottling operations. Refer to Note 2.

Definite-Lived Intangible Assets
The following table provides information related to definite-lived intangible assets (in millions):

	December 31, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$344	$(177)	$167	$290	$(151)	$139
Bottlers' franchise rights	341	(94)	247	396	(18)	378
Trademarks	177	(99)	78	186	(91)	95
Other	55	(30)	25	88	(61)	27
Total	$917	$(400)	$517	$960	$(321)	$639

Total amortization expense for intangible assets subject to amortization was $120 million, $49 million and $68 million in 2019, 2018 and 2017, respectively. The increase in amortization expense in 2019 was due to the amortization of CCBA's definite-lived intangible assets that were previously classified as held for sale.
Based on the carrying value of definite-lived intangible assets as of December 31, 2019, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense
2020	$180
2021	112
2022	56
2023	52
2024	40

NOTE 10: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2019		2018
Accounts payable	$3,804	[1]	$2,719
Accrued marketing expenses	2,059		1,787
Other accrued expenses	3,835		3,560
Accrued compensation	1,021		918
Accrued sales, payroll and other taxes	442		362
Container deposits	151		187
Accounts payable and accrued expenses	$11,312		$9,533

1 The increase in accounts payable in 2019 was primarily driven by extending payment terms with our suppliers.

NOTE 11: LEASES
We have operating leases primarily for real estate, vehicles, and manufacturing and other equipment.
Balance sheet information related to operating leases is as follows (in millions):

December 31, 2019
Operating lease ROU assets[1]	$1,372
Current portion of operating lease liabilities[2]	$281
Noncurrent portion of operating lease liabilities[3]	1,111
Total operating lease liabilities	$1,392
1 Operating lease ROU assets are recorded in the line item other assets in our consolidated balance sheet.
2 The current portion of operating lease liabilities is recorded in the line item accounts payable and accrued expenses in our consolidated balance sheet.
3 The noncurrent portion of operating lease liabilities is recorded in the line item other liabilities in our consolidated balance sheet.
We had operating lease costs of $327 million for the year ended December 31, 2019. During 2019, cash paid for amounts included in the measurement of operating lease liabilities was $339 million. Operating lease ROU assets obtained in exchange for operating lease obligations were $308 million for the year ended December 31, 2019.
Information associated with the measurement of our remaining operating lease obligations as of December 31, 2019 is as follows:

Weighted-average remaining lease term	7 years
Weighted-average discount rate	3%

Our leases have remaining lease terms of 1 year to 25 years, inclusive of renewal or termination options that we are reasonably certain to exercise.
The following table summarizes the maturity of our operating lease liabilities as of December 31, 2019 (in millions):

2020	$297
2021	260
2022	221
2023	179
2024	144
Thereafter	444
Total operating lease payments	$1,545
Less: Imputed interest	153
Total operating lease liabilities	$1,392
The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2018 (in millions):

2019	$156
2020	87
2021	72
2022	63
2023	45
Thereafter	102
Total minimum operating lease payments	$525

NOTE 12: DEBT AND BORROWING ARRANGEMENTS
Short-Term Borrowings
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2019 and 2018, we had $10,007 million and $13,063 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 2.0 percent and 2.6 percent per year as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company also had $987 million and $772 million, respectively, in lines of credit, short-term credit facilities and other short-term borrowings that were primarily related to our international operations.
In addition, we had $11,911 million in unused lines of credit and other short-term credit facilities as of December 31, 2019, of which $8,940 million was in backup lines of credit for general corporate purposes. These backup lines of credit expire at various times from 2020 through 2024. There were no borrowings under these corporate backup lines of credit during 2019. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.
Long-Term Debt
During 2019, the Company issued euro- and U.S. dollar-denominated debt of €3,500 million and $2,000 million, respectively. The carrying value of this debt as of December 31, 2019 was $5,891 million. The general terms of the notes issued are as follows:

•	€750 million total principal amount of notes due March 8, 2021, at a variable interest rate equal to the three month Euro Interbank Offered Rate ("EURIBOR") plus 0.20 percent;

•	€1,000 million total principal amount of notes due September 22, 2022, at a fixed interest rate of 0.125 percent;

•	€1,000 million total principal amount of notes due September 22, 2026, at a fixed interest rate of 0.75 percent;

•	€750 million total principal amount of notes due March 8, 2031, at a fixed interest rate of 1.25 percent;

•	$1,000 million total principal amount of notes due September 6, 2024, at a fixed interest rate of 1.75 percent; and

•	$1,000 million total principal amount of notes due September 6, 2029, at a fixed interest rate of 2.125 percent.
During 2019, the Company retired upon maturity euro- and U.S. dollar-denominated notes. The general terms of the notes retired are as follows:

•	€1,500 million total principal amount of notes due March 8, 2019, at a variable interest rate equal to the three month EURIBOR plus 0.25 percent;

•	€2,000 million total principal amount of notes due September 9, 2019, at a variable interest rate equal to the three month EURIBOR plus 0.23 percent; and

•	$1,000 million total principal amount of notes due May 30, 2019, at a fixed interest rate of 1.375 percent.
During 2018, the Company retired upon maturity U.S. dollar-denominated notes and debentures. The general terms of the notes and debentures retired are as follows:

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
During 2017, the Company retired upon maturity euro-, U.S. dollar-, and Swiss franc-denominated notes. The general terms of the notes retired are as follows:

•	€2,000 million total principal amount of notes due March 9, 2017, at a variable interest rate equal to the three month EURIBOR plus 0.15 percent;

•	$206 million total principal amount of notes due August 1, 2017, at a fixed interest rate of 7.125 percent;

•	$750 million total principal amount of notes due October 27, 2017, at a fixed interest rate of 0.875 percent; and

•	$225 million total principal amount of notes due November 16, 2017, at a variable interest rate equal to the three month London Interbank Offered Rate ("LIBOR") plus 0.05 percent; and

•	SFr200 million total principal amount of notes due October 2, 2017, at a fixed interest rate of 0.00 percent.
In 2017, the Company also extinguished a portion of the long-term debt that was assumed in connection with our acquisition of Old CCE. The extinguished notes had a carrying value of $417 million, which included fair value adjustments recorded as part of purchase accounting. The general terms of the notes extinguished were as follows:

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
The Company recorded a net charge of $38 million related to the early extinguishment of long-term debt in the line item interest expense in our consolidated statement of income during the year ended December 31, 2017.

The Company's long-term debt consisted of the following (in millions except average rate data):

	December 31, 2019		December 31, 2018
	Amount	Average Rate [1]	Amount	Average Rate[1]
U.S. dollar notes due 2020–2093	$14,621	2.4%	$13,619	2.6%
U.S. dollar debentures due 2022–2098	1,366	4.9	1,390	5.2
U.S. dollar zero coupon notes due 2020[2]	168	8.4	163	8.4
Australian dollar notes due 2020–2024	677	2.4	723	2.2
Euro notes due 2021–2036	12,807	0.5	12,994	0.6
Swiss franc notes due 2022–2028	1,129	3.7	1,128	3.6
Other, due through 2098[3]	548	6.2	300	4.0
Fair value adjustments[4]	453	N/A	62	N/A
Total[5,6]	31,769	1.9%	30,379	1.9%
Less: Current portion	4,253		5,003
Long-term debt	$27,516		$25,376

[1]
Rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effects of interest rate swap agreements, cross-currency swap agreements and fair value adjustments, if applicable. Refer to Note 6 for a more detailed discussion on interest rate management.

[2]	Amount is shown net of unamortized discounts of $3 million and $8 million as of December 31, 2019 and 2018, respectively.

[3]	As of December 31, 2019, the amount shown includes $409 million of debt instruments and finance leases that are due through 2031.

[4]	Amount represents changes in fair value due to changes in benchmark interest rates. Refer to Note 6 for additional information about our fair value hedging strategy.

[5]	As of December 31, 2019 and 2018, the fair value of our long-term debt, including the current portion, was $32,725 million and $30,456 million, respectively.

[6]	The above notes and debentures include various restrictions, none of which is presently significant to our Company.
The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from Old CCE in 2010 of $186 million and $212 million as of December 31, 2019 and 2018, respectively. These fair value adjustments are being amortized over the number of years remaining until the underlying debt matures. As of December 31, 2019, the weighted-average maturity of the assumed debt to which these fair value adjustments relate was approximately 19 years. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $921 million, $903 million and $803 million in 2019, 2018 and 2017, respectively.
Maturities of long-term debt for the five years succeeding December 31, 2019 are as follows (in millions):

Maturities of Long-Term Debt
2020	$4,253
2021	3,767
2022	3,788
2023	4,097
2024	1,974

NOTE 13: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2019, we were contingently liable for guarantees of indebtedness owed by third parties of $621 million, of which $249 million was related to VIEs. Refer to Note 1 for additional information related to the Company's maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

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
Tax Audits
The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained; (2) the tax position is "more likely than not" to be sustained but for a lesser amount; or (3) the tax position is "more likely than not" to be sustained but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved. The number of years subject to tax audits or tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained; (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Refer to Note 16.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $301 million and $362 million as of December 31, 2019 and 2018, respectively.
NOTE 14: STOCK-BASED COMPENSATION PLANS
Our Company grants awards under its stock-based compensation plans to certain employees of the Company. Total stock-based compensation expense was $201 million, $225 million and $219 million in 2019, 2018 and 2017, respectively, and was included as a component of selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in our consolidated statements of income related to awards under these plans was $43 million, $47 million and $44 million in 2019, 2018 and 2017, respectively. From 2015 to 2017, certain employees who had previously been eligible for long-term equity awards received long-term performance cash awards. Employees who received these performance cash awards did not receive equity awards as part of the long-term incentive program. In 2017, the Company changed the long-term incentive program for certain employees previously eligible for the performance cash award. These employees no longer participate in the long-term incentive program and were issued a final restricted stock unit award that vests ratably over five years.
As of December 31, 2019, we had $258 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans. This cost is expected to be recognized over a weighted-average period of 2.0 years as stock‑based compensation expense, and it does not include the impact of any future stock-based compensation awards.
The Coca-Cola Company 2014 Equity Plan ("2014 Equity Plan") was approved by shareowners in April 2014. Under the 2014 Equity Plan, a maximum of 500 million shares of our common stock was approved to be issued, through the grant of equity awards, to certain employees. The 2014 Equity Plan allows for grants of stock options, performance share units, restricted stock units, restricted stock and other specified award types, including cash awards with performance-based vesting criteria. As of December 31, 2019, there were 367.8 million shares available to be granted under the 2014 Equity Plan. In addition, there were 2.9 million shares from plans approved by shareowners prior to 2014 available for grants of stock option and restricted stock awards.

Stock Option Awards
Stock options have generally been granted with an exercise price equal to the average of the high and low market prices per share for the Company's stock on the date of grant. The fair value of each stock option award is estimated using a Black-Scholes-Merton option-pricing model and is amortized over the vesting period, which is generally four years. The weighted-average fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 and the weighted-average assumptions used in the Black-Scholes-Merton option-pricing model for such grants were as follows:

Year Ended December 31,	2019	2018	2017
Fair value of stock options on grant date	$4.94	$4.97	$3.98
Dividend yield[1]	3.5%	3.5%	3.6%
Expected volatility[2]	15.5%	15.5%	15.5%
Risk-free interest rate[3]	2.6%	2.8%	2.2%
Expected term of stock options[4]	6 years	6 years	6 years

[1]	The dividend yield is the calculated yield on the Company's stock on the grant date.

[2]	The expected volatility is based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock and other factors.

[3]	The risk-free interest rate for the period matching the expected term of the stock options is based on the U.S. Treasury yield curve in effect on the grant date.

[4]	The expected term of the stock options represents the period of time that options granted are expected to be outstanding and is derived by analyzing historical exercise behavior.
Generally, stock options granted from 1999 through July 2003 expired 15 years from the date of grant, and stock options granted in December 2003 and thereafter expire 10 years from the date of grant. The shares of common stock to be issued and/or sold upon exercise of stock options are made available from either authorized and unissued common stock or from treasury shares. In 2007, the Company began issuing common stock under its stock-based compensation plans from treasury shares.
Stock option activity for all plans for the year ended December 31, 2019 was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2019	133	$36.74
Granted	8	45.46
Exercised	(34)	33.29
Forfeited/expired	(2)	42.88
Outstanding on December 31, 2019	105	$38.43	4.41 years	$1,785
Expected to vest	104	$38.37	4.37 years	$1,773
Exercisable on December 31, 2019	89	$37.33	3.69 years	$1,599
The total intrinsic value of the stock options exercised was $609 million, $721 million and $744 million in 2019, 2018 and 2017, respectively. The total number of stock options exercised was 34 million, 47 million and 53 million in 2019, 2018 and 2017, respectively.
Performance-Based Share Unit Awards
Performance-based share unit awards require achievement of certain performance criteria, which are predefined by the Compensation Committee of the Board of Directors at the time of grant. For performance share units granted from 2015 through 2017, the performance criteria used were economic profit and net operating revenues over a predefined performance period of three years. Economic profit is our net operating profit after tax less the cost of the capital used in our business. Economic profit and net operating revenues are adjusted for certain items, which are approved and certified by the Audit Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specific performance criteria. These grants include a relative TSR modifier to determine the number of shares earned at the end of the performance period. For these awards, the number of shares earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company's total shareowner return over the performance period relative to a predefined compensation comparator group of companies falls outside of a defined range. The fair value of these performance share units was determined using a Monte Carlo valuation model. The performance share units granted from 2015 through 2017 are subject to a one-year holding period after the performance period before the shares are vested and released.
In 2018, the Company renamed our performance share unit awards to growth share unit awards. For growth share units granted in 2018 and 2019, performance criteria were equally weighted among net operating revenues, earnings per share and free cash flow over a predefined performance period of three years. Earnings per share for these purposes is diluted net income per share and free cash flow is net cash provided by operating activities less purchases of property, plant and equipment. Net operating revenues, earnings per share and free cash flow are adjusted for certain items, which are approved and certified by the Audit Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specific performance criteria. Growth share units granted to executives include a relative TSR modifier to determine the number of shares earned at the end of the performance period. The fair value of growth share unit grants that include a TSR modifier is determined using a Monte Carlo valuation model. The fair value of growth share units that do not include the TSR modifier is the quoted market value of the Company's stock on the grant date less the present value of the expected dividends not received during the performance period. Growth share units granted in 2018 and 2019 will be vested and released at the end of the performance period if the predefined performance criteria are achieved.
For all performance-based share unit awards, in the event the certified results equal the predefined performance criteria, the Company will grant the number of shares equal to the target award. In the event the certified results exceed the predefined performance criteria, additional shares up to the maximum award will be granted. In the event the certified results fall below the predefined performance criteria but above the minimum threshold, a reduced number of shares will be granted. If the certified results fall below the minimum threshold, no shares will be granted. Performance-based share unit awards do not entitle participants to vote or receive dividends until the shares are vested and released.
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
Performance share units and growth share units are generally settled in stock, except for certain circumstances such as death or disability, in which case employees or their beneficiaries are provided a cash equivalent payment. As of December 31, 2019, performance share units of approximately 2,662,000 were outstanding for the 2017-2019 performance period and growth share units of approximately 1,949,000 and 2,220,000 were outstanding for the 2018-2020 and 2019-2021 performance periods, respectively, based on the target award amounts.
The following table summarizes information about performance share units and growth share units based on the target award amounts:

	Performance Share Units and Growth Share Units (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2019	7,698	$38.45
Granted	2,348	40.29
Conversions into restricted stock units[1]	(2,756)	39.70
Paid in cash equivalent	(1)	40.62
Canceled/forfeited	(458)	38.53
Outstanding on December 31, 2019[2]	6,831	$38.57

[1]
Represents the target amount of performance share units converted into restricted stock units for the 2016-2018 performance period. The vesting of restricted stock units is subject to the terms of the performance share unit agreements.

[2]	The outstanding performance share units and growth share units as of December 31, 2019 at the threshold award and maximum award levels were 2.6 million and 14.2 million, respectively.
The weighted-average grant date fair value of growth share units granted in 2019 and 2018 was $40.29 and $41.02, respectively. The weighted-average grant date fair value of performance share units granted in 2017 was $34.75. The Company converted performance share units of 1,418 in 2019 and 11,052 in 2017 into cash equivalent payments of $0.1 million and $0.4 million, respectively, to former employees or their beneficiaries due to certain events such as death or disability. The Company did not convert any performance share units into cash equivalent payments in 2018.

The following table summarizes information about nonvested performance-based restricted stock units based on the performance share units' certified award level:

	Restricted Stock Units (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested on January 1, 2019	2,591	$36.24
Conversions from performance share units	3,355	39.70
Vested and released	(2,575)	36.12
Canceled/forfeited	(176)	39.37
Nonvested on December 31, 2019	3,195	$39.70

The total intrinsic value of restricted shares that were vested and released in 2019 was $118 million.
Time-Based Restricted Stock and Restricted Stock Unit Awards
Prior to the release date, time-based restricted stock and restricted stock units granted from the 2014 Equity Plan do not entitle participants to vote or receive dividends and will be forfeited in the event of the recipient's termination of employment, except for reasons such as death or disability. Certain other time-based restricted stock awards entitle participants to vote and receive dividends. The fair value of the restricted stock and restricted stock units expected to vest and be released is expensed on a straight-line basis over the vesting period. As of December 31, 2019, the Company had outstanding nonvested time-based restricted stock, including restricted stock units, of approximately 4,054,000, most of which do not pay dividends or have voting rights.
The following table summarizes information about nonvested time-based restricted stock and restricted stock units:

	Restricted Stock and Restricted Stock Units (In thousands)	Weighted-Average Grant Date Fair Value
Nonvested on January 1, 2019	3,422	$40.31
Granted	1,615	42.31
Vested and released	(528)	42.35
Forfeited/expired	(455)	41.41
Nonvested on December 31, 2019	4,054	$40.73

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
We refer to the funded defined benefit pension plan in the United States that is not associated with collective bargaining agreements as the "primary U.S. plan." As of December 31, 2019, the primary U.S. plan represented 61 percent of both the Company's consolidated projected benefit obligation and pension assets.

Obligations and Funded Status
The following table sets forth the changes in benefit obligations and the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
Year Ended December 31,	2019	2018	2019	2018
Benefit obligation at beginning of year[1]	$8,015	$9,469	$719	$795
Service cost	104	124	9	11
Interest cost	291	296	28	25
Participant contributions[2]	1	1	20	9
Foreign currency exchange rate changes	(28)	(112)	(2)	(7)
Amendments	(1)	1	—	(8)
Net actuarial loss (gain)	931	(470)	71	(35)
Benefits paid[3]	(537)	(358)	(86)	(70)
Business combinations[4]	—	60	—	1
Divestitures	—	(11)	—	—
Settlements[5]	(19)	(932)	—	—
Curtailments[5]	(2)	(63)	(2)	—
Special termination benefits[5]	1	7	—	—
Other	1	3	—	(2)
Benefit obligation at end of year[1]	$8,757	$8,015	$757	$719
Fair value of plan assets at beginning of year	$7,429	$8,866	$289	$288
Actual return on plan assets	1,111	(269)	38	(5)
Employer contributions	36	107	—	—
Participant contributions[2]	1	1	15	9
Foreign currency exchange rate changes	(26)	(131)	—	—
Benefits paid	(453)	(287)	(3)	(3)
Business combinations[4]	—	30	—	—
Divestitures	—	(1)	—	—
Settlements[5]	(18)	(892)	—	—
Other	—	5	—	—
Fair value of plan assets at end of year	$8,080	$7,429	$339	$289
Net liability recognized	$(677)	$(586)	$(418)	$(430)
1 For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $8,607 million and $7,867 million as of December 31, 2019 and 2018, respectively.
2 In prior year disclosures, participant contributions were included in the Other line item.
3 Benefits paid to pension plan participants during 2019 and 2018 included $84 million and $71 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. Benefits paid to participants of other benefit plans during 2019 and 2018 included $83 million and $67 million, respectively, that were paid from Company assets.
4 Business combinations were primarily related to the acquisition of a controlling interest in the Philippine bottling operations in 2018. Refer to Note 2.
5 Settlements, curtailments and special termination benefits were primarily related to our productivity and reinvestment program and the refranchising of certain of our North America bottling operations. Refer to Note 2 and Note 20.
Pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2019	2018	2019	2018
Other assets	$998	$813	$—	$—
Accounts payable and accrued expenses	(72)	(70)	(21)	(21)
Other liabilities	(1,603)	(1,329)	(397)	(409)
Net liability recognized	$(677)	$(586)	$(418)	$(430)

Certain of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2019	2018
Projected benefit obligations	$7,194	$6,562
Fair value of plan assets	5,515	5,163

Certain of our pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2019	2018
Accumulated benefit obligations	$7,052	$6,451
Fair value of plan assets	5,485	5,157

Pension Plan Assets
The following table presents total assets for our U.S. and non-U.S. pension plans (in millions):

	U.S. Plans		Non-U.S. Plans
December 31,	2019	2018	2019	2018
Cash and cash equivalents	$364	$310	$377	$173
Equity securities:
U.S.-based companies	1,231	1,116	673	644
International-based companies	770	659	617	462
Fixed-income securities:
Government bonds	263	192	273	271
Corporate bonds and debt securities	899	745	65	90
Mutual, pooled and commingled funds[1]	279	238	619	637
Hedge funds/limited partnerships	652	785	37	43
Real estate	337	385	5	6
Other	354	412	265	261
Total pension plan assets[2]	$5,149	$4,842	$2,931	$2,587
1 Mutual, pooled and commingled funds include investments in equity securities, fixed-income securities and combinations of both. There are a significant number of mutual, pooled and commingled funds from which investors can choose. The selection of the type of fund is dictated by the specific investment objectives and needs of a given plan. These objectives and needs vary greatly between plans.
2 Fair value disclosures related to our pension plan assets are included in Note 18. Fair value disclosures include, but are not limited to, the levels within the fair value hierarchy in which the fair value measurements in their entirety fall; a reconciliation of the beginning and ending balances of Level 3 assets; and information about the valuation techniques and inputs used to measure the fair value of our pension plan assets.
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

The guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Additionally, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2019, no investment manager was responsible for more than 11 percent of total U.S. pension plan assets.
Our target allocation of 42 percent equity investments is composed of 60 percent global equities, 16 percent emerging market equities and 24 percent domestic small- and mid-cap equities. Optimal returns through our investments in global equities are achieved through security selection as well as country and sector diversification. Investments in our common stock accounted for approximately 5 percent of our total global equities and approximately 3 percent of total U.S. plan assets. Our investments in global equities are intended to provide diversified exposure to both U.S. and non-U.S. equity markets. Our investments in both emerging market equities and domestic small- and mid-cap equities may experience large swings in their market value. Our investments in these asset classes are selected based on capital appreciation potential.
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
Our target allocation for alternative investments is 28 percent. These alternative investments include hedge funds, reinsurance, private equity limited partnerships, leveraged buyout funds, international venture capital partnerships and real estate. The objective of investing in alternative investments is to provide a higher rate of return than that which is typically available from publicly traded equity securities. Alternative investments are inherently illiquid and require a long-term perspective in evaluating investment performance.
Investment Strategy for Non-U.S. Pension Plans
As of December 31, 2019, the long-term target allocation for 68 percent of our international subsidiaries' pension plan assets, primarily certain of our European and Canadian plans, is 64 percent equity securities, 4 percent fixed-income securities and 32 percent other investments. The actual allocation for the remaining 32 percent of the Company's international subsidiaries' plan assets consisted of 57 percent mutual, pooled and commingled funds; 7 percent fixed-income securities; 1 percent equity securities and 35 percent other investments. The investment strategies for our international subsidiaries' plans differ greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.
Other Postretirement Benefit Plan Assets
Plan assets associated with other postretirement benefits primarily represent funding of one of the U.S. postretirement benefit plans through a Voluntary Employee Beneficiary Association ("VEBA"), a tax-qualified trust. The VEBA assets are primarily invested in liquid assets due to the level and timing of expected future benefit payments.

The following table presents total assets for our other postretirement benefit plans (in millions):

December 31,	2019	2018
Cash and cash equivalents	$57	$73
Equity securities:
U.S.-based companies	124	93
International-based companies	9	7
Fixed-income securities:
Government bonds	3	2
Corporate bonds and debt securities	47	16
Mutual, pooled and commingled funds	84	82
Hedge funds/limited partnerships	7	8
Real estate	4	4
Other	4	4
Total other postretirement benefit plan assets[1]	$339	$289

[1]
Fair value disclosures related to our other postretirement benefit plan assets are included in Note 18. Fair value disclosures include, but are not limited to, the levels within the fair value hierarchy in which the fair value measurements in their entirety fall and information about the valuation techniques and inputs used to measure the fair value of our other postretirement benefit plan assets.

Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits			Other Benefits
Year Ended December 31,	2019	2018	2017	2019	2018	2017
Service cost	$104	$124	$197	$9	$11	$17
Interest cost	291	296	306	28	25	29
Expected return on plan assets[1]	(552)	(650)	(650)	(13)	(13)	(12)
Amortization of prior service credit	(4)	(3)	—	(2)	(14)	(18)
Amortization of net actuarial loss[2]	151	128	175	2	3	8
Net periodic benefit cost (income)	(10)	(105)	28	24	12	24
Settlement charges[3]	6	240	228	—	—	—
Curtailment charges (credits)[3]	—	5	4	(2)	(4)	(79)
Special termination benefits[3]	1	7	106	—	—	—
Other	1	—	1	—	(1)	—
Total cost (income) recognized in consolidated statements of income	$(2)	$147	$367	$22	$7	$(55)

[1]	The Company has elected to use the actual fair value of plan assets as the market-related value of assets in the determination of the expected return on plan assets.

[2]
Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10 percent of the greater of the benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the plan participants.

[3]
Settlements, curtailments and special termination benefits were primarily related to our productivity and reinvestment program and the refranchising of certain of our North America bottling operations. Refer to Note 2 and Note 20.

All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income.

Impact on Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits				Other Benefits
Year Ended December 31,	2019		2018		2019		2018
Balance in AOCI at beginning of year	$(2,482)		$(2,493)		$(15)		$(26)
Recognized prior service cost (credit)	(4)		1	[3]	(4)	[5]	(18)	[6]
Recognized net actuarial loss	157	[1]	369	[4]	2		3
Prior service credit (cost) occurring during the year	1		(1)		—		8
Net actuarial (loss) gain occurring during the year	(370)	[2]	(386)	[3]	(44)	[5]	17
Impact of divestitures	—		4		—		—
Foreign currency translation gain	20		24		2		1
Balance in AOCI at end of year	$(2,678)		$(2,482)		$(59)		$(15)

[1]	Includes $6 million of recognized net actuarial loss due to the impact of settlements.

[2]	Includes $2 million of net actuarial gain occurring during the year due to the impact of curtailments.

[3]	Includes $4 million of recognized prior service cost and $63 million of net actuarial gain occurring during the year due to the impact of curtailments.

[4]	Includes $240 million of recognized net actuarial loss due to the impact of settlements.

[5]	Includes $2 million of recognized prior service credit and $2 million of net actuarial gain occurring during the year due to the impact of curtailments.
6 Includes $4 million of recognized prior service credit due to the impact of curtailments.
The following table sets forth amounts in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2019	2018	2019	2018
Prior service credit (cost)	$(12)	$(12)	$23	$28
Net actuarial loss	(2,666)	(2,470)	(82)	(43)
Balance in AOCI at end of year	$(2,678)	$(2,482)	$(59)	$(15)

Amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2020 are as follows (in millions, pretax):

	Pension Benefits	Other Benefits
Amortization of prior service credit	$—	$(2)
Amortization of net actuarial loss	171	5
Total	$171	$3

Assumptions
Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2019	2018	2019	2018
Discount rate	3.25%	4.00%	3.50%	4.25%
Rate of increase in compensation levels	3.75%	3.75%	N/A	N/A
Certain weighted-average assumptions used in computing net periodic benefit cost (income) are as follows:

	Pension Benefits			Other Benefits
Year Ended December 31,	2019	2018	2017	2019	2018	2017
Discount rate	4.00%	3.50%	4.00%	4.25%	3.50%	4.00%
Rate of increase in compensation levels	3.75%	3.50%	3.75%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.75%	8.00%	8.00%	4.50%	4.50%	4.75%

The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. Rates for U.S. and certain non-U.S. plans at December 31, 2019 were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For other non-U.S. plans, we base the discount rate on comparable indices within each of the countries. The Company measures the service cost and interest cost components of net periodic benefit cost for pension and other postretirement benefit plans by applying the specific spot rates along the yield curve to the plans' projected cash flows. The rate of compensation increase assumption is determined by the Company based upon annual reviews.
The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2019 net periodic pension cost for the U.S. plans was 7.75 percent. As of December 31, 2019, the 5-year, 10-year and 15-year annualized return on plan assets for the primary U.S. plan was 7.4 percent, 8.9 percent and 6.7 percent, respectively. The annualized return since inception was 10.5 percent.
The weighted-average assumptions for health care cost trend rates are as follows:

December 31,	2019	2018
Health care cost trend rate assumed for next year	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.25%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2023

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

Cash Flows
Our estimated future benefit payments for funded and unfunded plans are as follows (in millions):

Year Ended December 31,	2020	2021	2022	2023	2024	2025–2029
Pension benefit payments	$462	$468	$476	$485	$498	$2,543
Other benefit payments[1]	60	58	56	54	52	240
Total estimated benefit payments	$522	$526	$532	$539	$550	$2,783

[1]
The expected benefit payments for our other postretirement benefit plans are net of estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to be $3 million for the period 2020–2024 and $2 million for the period 2025–2029.

The Company anticipates making pension contributions in 2020 of $28 million, all of which will be allocated to our international plans. The majority of these contributions are required by funding regulations or law.
Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the largest U.S. defined contribution plan, we match participants' contributions up to a maximum of 3.5 percent of compensation, subject to certain limits. Company costs related to the U.S. plans were $43 million, $39 million and $61 million in 2019, 2018 and 2017, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company costs associated with those plans were $64 million, $59 million and $42 million in 2019, 2018 and 2017, respectively.
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
The Company's expense for multi-employer pension plans totaled $5 million, $6 million and $35 million in 2019, 2018 and 2017, respectively. The decrease in 2018 was primarily driven by the refranchising of certain bottling territories in the United States during 2017. The plans we currently participate in have contractual arrangements that extend into 2021. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we currently participate, we would need to record the appropriate withdrawal liabilities at that time. Refer to Note 2 for additional information on North America refranchising.
NOTE 16: INCOME TAXES
Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2019	2018	2017
United States	$3,249	$888	$(690)	[1]
International	7,537	7,337	7,580
Total	$10,786	$8,225	$6,890
1 Includes net charges of $2,140 million related to refranchising certain bottling territories in North America in 2017. Refer to Note 2.

Income taxes consisted of the following (in millions):

	United States		State and Local		International		Total
2019
Current	$508		$94		$1,479		$2,081
Deferred	(65)		52		(267)		(280)
2018
Current	$591	[1]	$145		$1,426		$2,162
Deferred	(386)	[1]	(81)	[1]	54	[1]	(413)
2017
Current	$5,438	[2]	$121		$1,300		$6,859
Deferred	(1,783)	[2,3]	14		517	[2]	(1,252)

1 Includes the tax impact that resulted from changes to our original provisional estimates of the impact of the Tax Reform Act as permitted by Staff Accounting Bulletin No. 118 ("SAB 118").
2 Includes our reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax resulting from the Tax Reform Act that was signed into law on December 22, 2017. The provisional amount as of December 31, 2017 related to the one-time transition tax on the mandatory deemed repatriation of prescribed foreign earnings was $4.6 billion of tax expense based on cumulative prescribed foreign earnings estimated at that time to be $42 billion. The provisional amount that was primarily related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a net deferred tax benefit of $1.0 billion.
3 Includes the net tax benefit from net charges related to refranchising certain bottling territories in North America. Refer to Note 2.
We made income tax payments of $2,126 million, $2,120 million and $1,950 million in 2019, 2018 and 2017, respectively.
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2023 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $335 million, $318 million and $221 million for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2019		2018		2017
Statutory U.S. federal tax rate	21.0%		21.0%		35.0%
State and local income taxes — net of federal benefit	0.9		1.5		1.1
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	1.1	[1,2,3]	3.1	[5,6]	(9.5)
Equity income or loss	(1.6)		(2.5)		(3.3)
Tax Reform Act	—		0.1	[7]	52.4	[8]
Excess tax benefits on stock-based compensation	(0.9)		(1.3)		(1.9)
Other — net	(3.8)	[4]	(0.6)		7.6	[9,10]
Effective tax rate	16.7%		21.3%		81.4%
1 Includes net tax charges of $199 million (or a 1.9 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions, as well as other agreed-upon tax matters.
2 Includes the impact of pretax charges of $710 million (or a 1.2 percent impact on our effective tax rate) related to the impairment of certain of our equity method investees.
3 Includes a tax benefit of $199 million (or a 1.5 percent impact on our effective tax rate) recorded as a result of CCBA no longer qualifying as a discontinued operation. Refer to Note 2.
4 Includes a net tax benefit of $184 million (or a 1.7 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, a tax benefit of $145 million (or a 1.4 percent impact on our effective tax rate) related to changes in our assessment of certain valuation allowances and a net tax benefit of $89 million (or a 0.8 percent impact on our effective tax rate) related to domestic return to provision adjustments as well as other agreed-upon tax matters.
5 Includes the impact of pretax charges of $591 million (or a 1.5 percent impact on our effective tax rate) related to other-than-temporary impairments of certain of our equity method investees and the impact of a pretax charge of $554 million (or a 1.9 percent impact on our effective tax rate) related to an impairment of assets held by CCBA. Refer to Note 18.
6 Includes net tax expense of $28 million on net pretax charges of $403 million (or a 1.4 percent impact on our effective tax rate) primarily related to the refranchising of certain foreign bottling operations. Refer to Note 2.
7 Includes net tax expense of $8 million (or a 0.1 percent impact on our effective tax rate) related to the finalization of our accounting related to the Tax Reform Act.
8 Includes net tax expense of $3,610 million primarily related to our reasonable estimate of the one-time transition tax resulting from the Tax Reform Act that was signed into law on December 22, 2017, partially offset by the impact of the lower rate introduced by the Tax Reform Act on our existing deferred tax balances.
9 Includes net tax expense of $1,048 million on a pretax gain of $1,037 million (or a 9.9 percent impact on our effective tax rate) related to the Southwest Transaction, in conjunction with which we obtained an equity interest in AC Bebidas. The Company accounts for its interest in AC Bebidas as an equity method investment, and the net tax expense was primarily the result of the deferred tax recorded on the basis difference in this investment. Refer to Note 2.
10 Includes a $156 million net tax benefit related to the impact of manufacturing incentives and permanent book-to-tax adjustments.
The one-time transition tax is based on our total accumulated post-1986 prescribed foreign earnings and profits of approximately $41 billion. Most of this amount comprises unremitted foreign earnings, upon which no U.S. federal or state income tax had been accrued, because they were considered to have been indefinitely reinvested. At December 31, 2017, following enactment of the Tax Reform Act, we recorded a provisional $4.6 billion tax reflecting our best estimate of the one-time deemed repatriation tax liability as of December 31, 2017, and a $0.6 billion provisional deferred tax liability related to foreign withholding taxes and state income taxes on earnings no longer considered to be indefinitely reinvested.
During 2018, we recorded a net tax expense from the impact of the Tax Reform Act. As permitted by SAB 118, we had recorded provisional adjustments to our reasonable estimate of the impact of the Tax Reform Act during the 2018 measurement period pursuant to our analysis of contemporaneous guidance, interpretations and data, and we have finalized that analysis based on such information available as of December 31, 2018. As such, we recorded an additional $0.3 billion in tax for our one-time transition tax and a tax benefit of $0.3 billion, primarily related to a reduction in deferred taxes on related withholding taxes and state income taxes in 2018. We also remeasured and adjusted certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0 percent. This adjustment was not significant. We have not recorded incremental income taxes for any additional outside basis differences of approximately $13.4 billion in our investments in foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities is not practicable.

The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return each foreign subsidiary's earnings in excess of an allowable return on the foreign subsidiary's tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. We have elected to account for the tax effects of these provisions in the period that is subject to such tax and the impact is reflected in our full year provision.
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
On September 17, 2015, the Company received a Notice from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 13.
As of December 31, 2019, the gross amount of unrecognized tax benefits was $392 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $173 million, exclusive of any benefits related to interest and penalties. The remaining $219 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2019		2018	2017
Balance of unrecognized tax benefits at the beginning of year	$336		$331	$302
Increase related to prior period tax positions	204	[1]	11	18
Decrease related to prior period tax positions	—		(2)	(13)
Increase related to current period tax positions	29		17	13
Decrease related to settlements with taxing authorities	(174)	[2]	(4)	—
Increase (decrease) due to effect of foreign currency exchange rate changes	(3)		(17)	11
Balance of unrecognized tax benefits at the end of year	$392		$336	$331

1 The increase was primarily related to a change in judgment about the Company's tax positions with several foreign jurisdictions.
2 The decrease was primarily related to a change in judgment about one of the Company's tax positions that became certain as a result of settlement of a matter in the United States.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $201 million, $190 million and $177 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2019, 2018 and 2017, respectively. Of these amounts, $11 million, $13 million and $35 million of expense were recognized through income tax expense in 2019, 2018 and 2017, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
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

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consisted of the following (in millions):

December 31,	2019	2018
Deferred tax assets:
Property, plant and equipment	$53	$64
Trademarks and other intangible assets	2,267	2,540
Equity method investments (including foreign currency translation adjustments)	372	315
Derivative financial instruments	389	322
Other liabilities	1,066	791
Benefit plans	880	881
Net operating/capital loss carryforwards	259	341
Other	311	230
Gross deferred tax assets	5,597	5,484
Valuation allowances	(303)	(419)
Total deferred tax assets	$5,294	$5,065
Deferred tax liabilities:
Property, plant and equipment	$(877)	$(922)
Trademarks and other intangible assets	(1,533)	(1,179)
Equity method investments (including foreign currency translation adjustments)	(1,667)	(1,707)
Derivative financial instruments	(348)	(162)
Other liabilities	(351)	(67)
Benefit plans	(286)	(255)
Other	(104)	(453)
Total deferred tax liabilities	$(5,166)	$(4,745)
Net deferred tax assets	$128	$320
As of December 31, 2019 and 2018, we had net deferred tax assets of $1.3 billion and $1.6 billion, respectively, located in countries outside the United States.
As of December 31, 2019, we had $2,396 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $472 million must be utilized within the next five years, and the remainder can be utilized over a period greater than five years.
An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2019	2018	2017
Balance at beginning of year	$419	$519	$530
Additions	148	83	202
Deductions	(264)	(183)	(213)
Balance at end of year	$303	$419	$519

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
In 2019, the Company recognized a net decrease of $116 million in its valuation allowances. This decrease was primarily due to the reversal of a valuation allowance after considering significant positive evidence on the utilization of certain net operating losses. This decrease was also due to the reversal of a valuation allowance in our U.S. operations related to expenses that were previously determined to be non-deductible and the changes in net operating losses in the normal course of business. The decreases were partially offset by an increase in the valuation allowance due to increases in the deferred tax assets and related valuation allowances on certain equity method investments and an increase due to the acquisition of foreign operations.

In 2018, the Company recognized a net decrease of $100 million in its valuation allowances. This decrease was primarily due to changes to deferred tax assets and related valuation allowances on certain equity investments. In addition, the changes in net operating losses in the normal course of business contributed to the net decrease in valuation allowance. The decreases were partially offset by an increase due to the acquisition of a controlling interest in one of our foreign bottling operations.
In 2017, the Company recognized a net decrease of $11 million in its valuation allowances. This decrease was primarily due to the reversal of a valuation allowance in a foreign jurisdiction related to expenses incurred in the normal course of business that were previously determined to be non-deductible. In addition, the decrease in value of certain deferred tax assets and related valuation allowance due to the reduction in the U.S. corporate tax rate and changes to deferred tax assets and related valuation allowances on certain equity method investments contributed to the net decrease in the valuation allowance. The decreases were partially offset by an increase in the valuation allowance due to increases in the deferred tax asset and related valuation allowances on certain equity method investments and recognizing a valuation allowance on deferred tax assets related to net operating losses at certain foreign bottling operations after considering recent negative evidence as to the realizability of those deferred tax assets.
NOTE 17: OTHER COMPREHENSIVE INCOME
AOCI attributable to shareowners of The Coca-Cola Company is separately presented in our consolidated balance sheet as a component of The Coca-Cola Company's shareowners' equity, which also includes our proportionate share of equity method investees' AOCI. OCI attributable to noncontrolling interests is allocated to, and included in, our consolidated balance sheet as part of the line item equity attributable to noncontrolling interests.
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

December 31,	2019	2018
Foreign currency translation adjustments[1]	$(11,270)	$(11,045)
Accumulated derivative net gains (losses)[1,2]	(209)	(126)
Unrealized net gains (losses) on available-for-sale securities[1]	75	50
Adjustments to pension and other benefit liabilities[1]	(2,140)	(1,693)
Accumulated other comprehensive income (loss)	$(13,544)	$(12,814)

[1]	The change in the balance from December 31, 2018 includes a portion of a $558 million reclassification to reinvested earnings from AOCI upon the adoption of ASU 2018-02. Refer to Note 1.

[2]	The change in the balance from December 31, 2018 includes a $6 million reclassification to reinvested earnings from AOCI upon the adoption of ASU 2017-12. Refer to Note 6.

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Year Ended December 31, 2019
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$8,920	$65	$8,985
Other comprehensive income:
Net foreign currency translation adjustments	29	45	74
Net gains (losses) on derivatives[1]	(54)	—	(54)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	18	—	18
Net change in pension and other benefit liabilities[3]	(159)	—	(159)
Total comprehensive income	$8,754	$110	$8,864

1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
3 Refer to Note 15 for additional information related to the Company's pension and other postretirement benefit liabilities.
OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI, for the years ended December 31, 2019, 2018 and 2017 is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2019
Foreign currency translation adjustments:
Translation adjustments arising during the year	$52	$(54)	$(2)
Reclassification adjustments recognized in net income	192	—	192
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(307)	—	(307)
Gains (losses) on net investment hedges arising during the year[1]	195	(49)	146
Net foreign currency translation adjustments	$132	$(103)	$29
Derivatives:
Gains (losses) arising during the year	$(225)	$49	$(176)
Reclassification adjustments recognized in net income	163	(41)	122
Net gains (losses) on derivatives[1]	$(62)	$8	$(54)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$47	$(4)	$43
Reclassification adjustments recognized in net income	(31)	6	(25)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$16	$2	$18
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the year	$(379)	$105	$(274)
Reclassification adjustments recognized in net income	151	(36)	115
Net change in pension and other benefit liabilities[3]	$(228)	$69	$(159)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(142)	$(24)	$(166)
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
3 Refer to Note 15 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2018
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(1,728)	$59	$(1,669)
Reclassification adjustments recognized in net income	398	—	398
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,296)	—	(1,296)
Gains (losses) on net investment hedges arising during the year[1]	639	(160)	479
Net foreign currency translation adjustments	$(1,987)	$(101)	$(2,088)
Derivatives:
Gains (losses) arising during the year	$59	$(16)	$43
Reclassification adjustments recognized in net income	(68)	18	(50)
Net gains (losses) on derivatives[1]	$(9)	$2	$(7)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$(50)	$11	$(39)
Reclassification adjustments recognized in net income	5	—	5
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(45)	$11	$(34)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the year	$(299)	$75	$(224)
Reclassification adjustments recognized in net income	341	(88)	253
Net change in pension and other benefit liabilities[3]	$42	$(13)	$29
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,999)	$(101)	$(2,100)
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
3 Refer to Note 15 for additional information related to the Company's pension and other postretirement benefit liabilities.

	Before-Tax Amount	Income Tax	After-Tax Amount
2017
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(1,350)	$(242)	$(1,592)
Reclassification adjustments recognized in net income	23	(6)	17
Gains (losses) on intra-entity transactions that are of a long-term investment nature	3,332	—	3,332
Gains (losses) on net investment hedges arising during the year[1]	(1,512)	578	(934)
Net foreign currency translation adjustments	$493	$330	$823
Derivatives:
Gains (losses) arising during the year	$(184)	$65	$(119)
Reclassification adjustments recognized in net income	(506)	192	(314)
Net gains (losses) on derivatives[1]	$(690)	$257	$(433)
Available-for-sale securities:
Unrealized gains (losses) arising during the year	$405	$(136)	$269
Reclassification adjustments recognized in net income	(123)	42	(81)
Net change in unrealized gains (losses) on available-for-sale securities[2]	$282	$(94)	$188
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the year	$120	$(7)	$113
Reclassification adjustments recognized in net income	325	(116)	209
Net change in pension and other benefit liabilities[3]	$445	$(123)	$322
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$530	$370	$900

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale securities.

[3]	Refer to Note 15 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our consolidated statement of income where adjustments reclassified from AOCI into income were recorded during the year ended December 31, 2019 (in millions):

Description of AOCI Component	Financial Statement Line Item	Amount Reclassified from AOCI into Income
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$192
	Income before income taxes	192
	Income taxes	—
	Consolidated net income	$192
Derivatives:
Foreign currency contracts	Net operating revenues	$3
Foreign currency and commodity contracts	Cost of goods sold	(11)
Foreign currency contracts	Other income (loss) — net	119
Divestitures, deconsolidations and other	Other income (loss) — net	1
Foreign currency and interest rate contracts	Interest expense	51
	Income before income taxes	163
	Income taxes	(41)
	Consolidated net income	$122
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$(31)
	Income before income taxes	(31)
	Income taxes	6
	Consolidated net income	$(25)
Pension and other benefit liabilities:
Settlement charges[2]	Other income (loss) — net	$6
Curtailment charges[2]	Other income (loss) — net	(2)
Recognized net actuarial loss	Other income (loss) — net	153
Recognized prior service cost (credit)	Other income (loss) — net	(6)
	Income before income taxes	151
	Income taxes	(36)
	Consolidated net income	$115

1 Primarily related to our previously held equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 2.
2 The settlement and curtailment charges were primarily related to our productivity and reinvestment program. Refer to Note 15 and Note 20.
NOTE 18: FAIR VALUE MEASUREMENTS
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

The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2019
	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,877	$219	$14	$109	$—		$2,219
Debt securities[1]	—	3,291	37	—	—		3,328
Derivatives[2]	9	579	—	—	(392)	[5]	196	[6]
Total assets	$1,886	$4,089	$51	$109	$(392)		$5,743
Liabilities:
Derivatives[2]	$—	$(162)	$—	$—	$130		$(32)	[6]
Total liabilities	$—	$(162)	$—	$—	$130		$(32)

[1]	Refer to Note 4 for additional information related to the composition of our equity securities with readily determinable values and debt securities.

[2]	Refer to Note 6 for additional information related to the composition of our derivative portfolio.
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
5 The Company is obligated to return $261 million in cash collateral it has netted against its derivative position.
6 The Company's derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $196 million in the line item other assets and $32 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

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
1 Refer to Note 4 for additional information related to the composition of our equity securities with readily determinable values and debt securities.
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
6 The Company has the right to reclaim $4 million in cash collateral it has netted against its derivative position.
7 The Company's derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $54 million in the line item other assets; $3 million in the line item accounts payable and accrued expenses; and $50 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the years ended December 31, 2019 and 2018.

The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2019 and 2018.
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
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the following table (in millions):

	Gains (Losses)
Year Ended December 31,	2019		2018
Other-than-temporary impairment charges	$(767)	[1]	$(591)	[1]
CCBA asset adjustments	(160)	[2]	(554)	[2]
Investment in former equity method investee	(118)	[3]	(32)	[3]
Other long-lived asset impairment charges	—		(312)	[5]
Intangible asset impairment charges	(42)	[4]	(138)	[5]
Total	$(1,087)		$(1,627)

[1]
During the year ended December 31, 2019, the Company recorded other-than-temporary impairment charges of $406 million related to CCBJHI, an equity method investee. Based on the extent to which the market value of our investment in CCBJHI has been less than our carrying value and the financial condition and near-term prospects of the issuer, management determined that the decline in fair value was other than temporary in nature. These impairment charges were determined using the quoted market prices (a Level 1 measurement) of CCBJHI. During the year ended December 31, 2019, we also recorded other-than-temporary impairment charges of $255 million related to certain equity method investees in the Middle East. These impairment charges were derived using Level 3 inputs and were primarily driven by revised projections of future operating results largely related to instability in the region and changes in local excise taxes. During the year ended December 31, 2019, we recorded an other-than-temporary impairment charge of $57 million related to one of our equity method investees in North America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results. During the year ended December 31, 2019, we also recorded an other-than-temporary impairment charge of $49 million related to one of our equity method investees in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results. During the year ended December 31, 2018, we recognized other-than-temporary impairment charges of $334 million related to certain equity method investees in the Middle East. These impairments were primarily driven by revised projections of future operating results largely related to instability in the region, which include sanctions imposed locally. During the year ended December 31, 2018, we recognized an other-than-temporary impairment charge of $205 million related to our equity method investee in Indonesia. This impairment was primarily driven by revised projections of future operating results reflecting unfavorable macroeconomic conditions and foreign currency exchange rate fluctuations. This impairment charge was derived using discounted cash flow analyses based on Level 3 inputs. During the year ended December 31, 2018, we recognized an other-than-temporary impairment charge of $52 million related to one of our equity method investees in Latin America. This impairment was primarily driven by revised projections of future operating results. This impairment charge was derived using discounted cash flow analyses based on Level 3 inputs.

2 During the year ended December 31, 2018, the Company recorded an impairment charge of $554 million related to assets held by CCBA. This charge was incurred primarily as a result of management's view of the proceeds that were expected to be received upon the sale of CCBA based on revised projections of future operating results and foreign currency exchange rate fluctuations. The fair value of these assets was derived using discounted cash flow analyses based on Level 3 inputs. As a result of CCBA no longer being classified as held for sale, during the year ended December 31, 2019, the Company was required to measure CCBA's property, plant and equipment and definite-lived intangible assets at the lower of their current fair values or their carrying amounts before they were classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been classified as held and used during the period that CCBA was classified as held for sale. As a result, we reduced the carrying value of CCBA's property, plant and equipment and definite-lived intangible assets by $34 million and $126 million, respectively, based on Level 3 inputs. Refer to Note 2.
3 During the year ended December 31, 2019, the Company recognized a net loss of $118 million in conjunction with our acquisition of the remaining equity ownership interest in CHI, which included the remeasurement of our previously held equity interest in CHI to fair value and the reversal of the related cumulative translation adjustments. The fair value of this investment was derived using discounted cash flow analyses based on Level 3 inputs. During the year ended December 31, 2018, the Company recognized a loss of $32 million, which included the remeasurement of our previously held equity interest in the Philippine bottling operations to fair value and the reversal of the related cumulative translation adjustments. The fair value of our previously held equity investment was determined using a discounted cash flow model based on Level 3 inputs. Refer to Note 2.

4 The Company recorded an impairment charge of $42 million related to a trademark in Asia Pacific, which was primarily driven by revised projections of future operating results for the trademark. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
5 The Company recognized charges of $312 million related to CCR's property, plant and equipment and $138 million related to CCR's intangible assets. These charges were a result of management's revised estimate of the proceeds that were expected to be received for the remaining bottling territories upon their refranchising. These charges were determined by comparing the fair value of the reporting unit, based on Level 3 inputs, to its carrying value.
Fair Value Measurements for Pension and Other Postretirement Benefit Plan Assets
The fair value hierarchy discussed above is not only applicable to assets and liabilities that are included in our consolidated balance sheets but is also applied to certain other assets that indirectly impact our consolidated financial statements. For example, our Company sponsors and/or contributes to a number of pension and other postretirement benefit plans. Assets contributed by the Company become the property of the individual plans. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. Refer to Note 15. The Company uses the fair value hierarchy to measure the fair value of assets held by our various pension and other postretirement benefit plans.
Pension Plan Assets
The following table summarizes the levels within the fair value hierarchy for our pension plan assets (in millions):

	December 31, 2019							December 31, 2018
	Level 1	Level 2	Level 3		Other [1]		Total	Level 1	Level 2	Level 3		Other [1]		Total
Cash and cash equivalents	$597	$144	$—		$—		$741	$461	$22	$—		$—		$483
Equity securities:
U.S.-based companies	1,876	7	21		—		1,904	1,728	15	17		—		1,760
International-based companies	1,354	33	—		—		1,387	1,098	23	—		—		1,121
Fixed-income securities:
Government bonds	—	536	—		—		536	—	463	—		—		463
Corporate bonds and debt securities	—	924	40		—		964	—	819	16		—		835
Mutual, pooled and commingled funds	40	258	—		600	[3]	898	46	130	—		699	[3]	875
Hedge funds/limited partnerships	—	—	—		689	[4]	689	—	—	—		828	[4]	828
Real estate	—	—	—		342	[5]	342	—	—	—		391	[5]	391
Other	—	—	273	[2]	346	[6]	619	—	—	270	[2]	403	[6]	673
Total	$3,867	$1,902	$334		$1,977		$8,080	$3,333	$1,472	$303		$2,321		$7,429

[1]
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 15.

[2]	Includes purchased annuity insurance contracts.

[3]
This class of assets includes actively managed emerging markets equity funds and a collective trust fund for qualified plans, invested primarily in equity securities of companies in developed and emerging markets. There are no liquidity restrictions on these investments.

[4]
This class of assets includes hedge funds that can be subject to redemption restrictions, ranging from monthly to semi-annually, with a redemption notice period of up to 180 days and/or initial lock-up periods of up to one year, and private equity funds that are primarily closed-end funds in which the Company's investments are generally not eligible for redemption. Distributions from these private equity funds will be received as the underlying assets are liquidated or distributed.

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

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans (in millions):

	Equity Securities	Fixed-Income Securities	Real Estate	Other		Total
2018
Balance at beginning of year	$14	$24	$2	$263		$303
Actual return on plan assets held at the reporting date	(2)	(1)	—	19		16
Purchases, sales and settlements — net	3	(7)	(2)	1		(5)
Transfers into (out of) Level 3 — net	2	—	—	—		2
Foreign currency translation adjustments	—	—	—	(13)		(13)
Balance at end of year	$17	$16	$—	$270	[1]	$303
2019
Actual return on plan assets held at the reporting date	1	—	—	10		11
Purchases, sales and settlements — net	1	21	—	1		23
Transfers into (out of) Level 3 — net	2	3	—	—		5
Foreign currency translation adjustments	—	—	—	(8)		(8)
Balance at end of year	$21	$40	$—	$273	[1]	$334

[1]	Includes purchased annuity insurance contracts.
Other Postretirement Benefit Plan Assets
The following table summarizes the levels within the fair value hierarchy for our other postretirement benefit plan assets (in millions):

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Other [1]	Total	Level 1	Level 2	Other [1]	Total
Cash and cash equivalents	$56	$1	$—	$57	$73	$—	$—	$73
Equity securities:
U.S.-based companies	124	—	—	124	93	—	—	93
International-based companies	9	—	—	9	7	—	—	7
Fixed-income securities:
Government bonds	—	3	—	3	—	2	—	2
Corporate bonds and debt securities	—	47	—	47	—	16	—	16
Mutual, pooled and commingled funds	—	2	82	84	—	—	82	82
Hedge funds/limited partnerships	—	—	7	7	—	—	8	8
Real estate	—	—	4	4	—	—	4	4
Other	—	—	4	4	—	—	4	4
Total	$189	$53	$97	$339	$173	$18	$98	$289

[1]
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 15.

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. As of December 31, 2019, the carrying amount and fair value of our long-term debt, including the current portion, were $31,769 million and $32,725 million, respectively. As of December 31, 2018, the carrying amount and fair value of our long-term debt, including the current portion, were $30,379 million and $30,456 million, respectively.
NOTE 19: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
In 2019, the Company recorded other operating charges of $458 million. These charges included $264 million related to the Company's productivity and reinvestment program and $42 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $46 million of transaction costs associated with the purchase of Costa, which we acquired in January 2019, and $95 million for costs incurred to refranchise certain of our North America bottling operations. These costs include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our bottling systems. Refer to Note 2 for additional information on the acquisition of Costa and the refranchising of our bottling operations. Refer to Note 18 for additional information on the trademark impairment charge. Refer to Note 20 for additional information on the Company's productivity and reinvestment program. Refer to Note 21 for the impact these charges had on our operating segments and Corporate.
In 2018, the Company recorded other operating charges of $1,079 million. These charges primarily consisted of $450 million of CCR asset impairments and $440 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $139 million related to costs incurred to refranchise certain of our North America bottling operations. Other operating charges also included $33 million related to tax litigation expense and $19 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 2 for additional information on the refranchising of our bottling operations. Refer to Note 13 for additional information related to the tax litigation. Refer to Note 18 for additional information on the impairment charges. Refer to Note 20 for additional information on the Company's productivity and reinvestment program. Refer to Note 21 for the impact these charges had on our operating segments and Corporate.
In 2017, the Company recorded other operating charges of $1,902 million. These charges primarily consisted of $737 million of CCR asset impairments and $534 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $280 million related to costs incurred to refranchise certain of our bottling operations. Other operating charges also included $225 million related to a cash contribution we made to The Coca-Cola Foundation, $67 million related to tax litigation expense, $34 million related to impairments of Venezuelan intangible assets and $19 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 2 for additional information on the refranchising of our bottling operations. Refer to Note 20 for additional information on the Company's productivity and reinvestment program. Refer to Note 21 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Interest Expense
During the year ended December 31, 2018, the Company recorded a net gain of $27 million related to the early extinguishment of long-term debt. Refer to Note 12.
During the year ended December 31, 2017, the Company recorded a net charge of $38 million related to the early extinguishment of long-term debt. Refer to Note 12.
Equity Income (Loss) — Net
The Company recorded net charges of $100 million, $111 million and $92 million in equity income (loss) — net during the years ended December 31, 2019, 2018 and 2017, respectively. These amounts primarily represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 21 for the impact these charges had on our operating segments and Corporate.

Other Income (Loss) — Net
In 2019, other income (loss) — net was income of $34 million. The Company recognized a gain of $739 million on the sale of a retail and office building in New York City. The Company also recognized a net gain of $250 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a gain of $73 million related to the refranchising of certain bottling operations in India and a gain of $39 million related to the sale of a portion of our equity ownership interest in Andina. These gains were partially offset by other-than-temporary impairment charges of $406 million related to CCBJHI, an equity method investee, $255 million related to certain equity method investees in the Middle East, $57 million related to one of our equity method investees in North America, and $49 million related to one of our equity method investees in Latin America. The Company also recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million and recognized a $118 million net loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. Additionally, the Company recognized net charges of $105 million primarily related to post-closing adjustments as contemplated by the related agreements associated with the refranchising of certain bottling territories in North America and charges of $4 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2 for additional information on the CCBA asset adjustment, refranchising activities, the North America conversion payments, the acquisition of the remaining equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 18 for additional information on the CCBA asset adjustment, impairment charges and the loss recognized in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 21 for the impact these items had on our operating segments and Corporate.
In 2018, other income (loss) — net was a loss of $1,674 million. The Company recorded other-than-temporary impairment charges of $591 million related to certain of our equity method investees, an impairment charge of $554 million related to assets held by CCBA and net charges of $476 million due to the refranchising of certain bottling territories in North America. The Company also recorded a net loss of $278 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, charges of $240 million related to pension settlements, and a net loss of $79 million related to economic hedging activity associated with the purchase of Costa, which we acquired in January 2019. Additionally, we recorded charges of $34 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements, a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations, and a $32 million loss related to acquiring a controlling interest in the Philippine bottling operations. These charges were partially offset by a net gain of $296 million related to the sale of our equity ownership in Lindley and a net gain of $47 million related to the refranchising of our Latin American bottling operations. Refer to Note 1 and Note 4 for additional information on equity and debt securities. Refer to Note 2 for additional information on refranchising activities, North America conversion payments, the sale of our equity ownership in Lindley, our acquisition of the controlling interest in the Philippine bottling operations and our acquisition of Costa. Refer to Note 6 for additional information on our hedging activities. Refer to Note 18 for additional information on the impairment charges. Refer to Note 21 for the impact these items had on our operating segments and Corporate.
In 2017, other income (loss) — net was a loss of $1,763 million. The Company recognized net charges of $2,140 million due to the refranchising of certain bottling territories in North America and charges of $313 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. The Company also recorded net charges of $255 million resulting from settlements, special termination benefits and curtailment credits primarily related to North America refranchising and the Company's productivity and reinvestment program. Additionally, the Company recorded an other-than-temporary impairment charge of $50 million related to one of our international equity method investees, primarily driven by foreign currency exchange rate fluctuations. The Company also incurred a charge of $26 million related to our former German bottling operations. These charges were partially offset by a gain of $445 million related to the integration of Coca-Cola West Co., Ltd. ("CCW") and Coca-Cola East Japan Co., Ltd. ("CCEJ") to establish CCBJHI. In exchange for our previously existing equity interests in CCW and CCEJ, we received an approximate 17 percent equity interest in CCBJHI. The Company also recognized a gain of $150 million related to the remeasurement of our previously held equity interests in CCBA and its South African subsidiary to fair value upon consolidation of CCBA. Additionally, the Company recognized a gain of $88 million related to the refranchising of our China bottling operations and the sale of a related cost method investment and a gain of $25 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its stock during the period at a per share amount greater than the carrying value of the Company's per share investment. Refer to Note 2 for additional information on refranchising activities, the conversion payments and our consolidation of CCBA. Refer to Note 21 for the impact these items had on our operating segments and Corporate.

NOTE 20: PRODUCTIVITY AND REINVESTMENT PROGRAM
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
The Company has incurred total pretax expenses of $3,830 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our consolidated statements of income. Refer to Note 21 for the impact these charges had on our operating segments and Corporate. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts (in millions):

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
2017
Accrued balance at beginning of year	$123		$6	$22	$151
Costs incurred	310		79	261	650
Payments	(181)		(83)	(267)	(531)
Noncash and exchange	(62)	[1]	(1)	(1)	(64)
Accrued balance at end of year	$190		$1	$15	$206
2018
Accrued balance at beginning of year	$190		$1	$15	$206
Costs incurred	164		92	252	508
Payments	(209)		(83)	(211)	(503)
Noncash and exchange	(69)	[1]	—	(52)	(121)
Accrued balance at end of year	$76		$10	$4	$90
2019
Accrued balance at beginning of year	$76		$10	$4	$90
Costs incurred	36		87	141	264
Payments	(57)		(98)	(119)	(274)
Noncash and exchange	3	[1]	2	(19)	(14)
Accrued balance at end of year	$58		$1	$7	$66

[1]	Includes pension settlement charges. Refer to Note 15.
NOTE 21: OPERATING SEGMENTS
Our organizational structure consists of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Global Ventures and Bottling Investments. Our operating structure also includes Corporate, which consists of two components: (1) a center focused on strategic initiatives, policy and governance; and (2) an enabling services organization focused on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence.
Segment Products and Services
The business of our Company is nonalcoholic beverages. Our geographic operating segments (Europe, Middle East and Africa; Latin America; North America; and Asia Pacific) derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. Our Global Ventures operating segment includes the results of our Costa, innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster. Our Bottling Investments operating segment is composed of our Company-owned or consolidated bottling operations, regardless of the geographic location of the bottler. Our Bottling Investments operating segment also includes equity income from the majority of our equity method investments. Company-owned or consolidated bottling operations derive the majority of their revenues from the sale of finished beverages. Generally, finished product operations produce higher net operating revenues but lower gross profit margins compared to concentrate operations. Refer to Note 3.

The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished product operations:

Year Ended December 31,	2019	2018	2017
Concentrate operations	55%	58%	50%
Finished product operations	45	42	50
Total	100%	100%	100%

Method of Determining Segment Income or Loss
Management evaluates the performance of our operating segments separately to individually monitor the different factors affecting financial performance. Our Company manages income taxes and certain treasury-related items, such as interest income and expense, on a global basis within Corporate. We evaluate segment performance based primarily on net operating revenues and operating income (loss).
Geographic Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2019	2018	2017
United States	$11,715	$11,344	$14,727
International	25,551	22,956	21,485
Net operating revenues	$37,266	$34,300	$36,212
The following table provides information related to our property, plant and equipment — net (in millions):

Year Ended December 31,	2019	2018	2017
United States	$4,062	$4,154	$4,163
International	6,776	5,444	5,475
Property, plant and equipment — net	$10,838	$9,598	$9,638

Information about our Company's operations by operating segment and Corporate as of and for the years ended December 31, 2019, 2018 and 2017 is as follows (in millions):

	Europe, Middle East & Africa		Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
2019
Net operating revenues:
Third party	$6,434		$4,118	$11,906	$4,723	$2,560	$7,431		$94	$—	$37,266
Intersegment	624		—	9	604	2	9		—	(1,248)	—
Total net operating revenues	7,058		4,118	11,915	5,327	2,562	7,440		94	(1,248)	37,266
Operating income (loss)	3,551		2,375	2,594	2,282	334	358		(1,408)	—	10,086
Interest income	—		—	65	—	12	—		486	—	563
Interest expense	—		—	—	—	—	—		946	—	946
Depreciation and amortization	86		35	439	31	117	446		211	—	1,365
Equity income (loss) — net	35		(32)	(6)	11	(3)	836		208	—	1,049
Income (loss) before income taxes	3,361		2,288	2,592	2,310	343	716		(824)	—	10,786
Identifiable operating assets	8,143	[1]	1,801	17,687	2,060	7,265	11,170	[1]	18,376	—	66,502
Investments[2]	543		716	358	224	14	14,093		3,931	—	19,879
Capital expenditures	108		140	392	47	209	836		322	—	2,054
2018
Net operating revenues:
Third party	$6,535		$3,971	$11,370	$4,797	$767	$6,768		$92	$—	$34,300
Intersegment	564		39	260	388	3	19		—	(1,273)	—
Total net operating revenues	7,099		4,010	11,630	5,185	770	6,787		92	(1,273)	34,300
Operating income (loss)	3,693		2,318	2,318	2,271	152	(197)		(1,403)	—	9,152
Interest income	—		—	57	—	13	—		619	—	689
Interest expense	—		—	—	—	—	—		950	—	950
Depreciation and amortization	77		30	422	58	8	239		252	—	1,086
Equity income (loss) — net	2		(19)	(2)	12	—	828		187	—	1,008
Income (loss) before income taxes	3,386		2,243	2,345	2,298	165	(159)		(2,053)	—	8,225
Identifiable operating assets	7,414	[1]	1,715	17,519	1,996	968	10,525	[1]	22,800	—	62,937
Investments[2]	789		784	400	216	—	14,372		3,718	—	20,279
Capital expenditures	66		90	429	31	11	517		404	—	1,548
2017
Net operating revenues:
Third party	$6,780		$3,953	$8,678	$4,753	$712	$11,223		$113	$—	$36,212
Intersegment	42		73	1,951	409	3	83		—	(2,561)	—
Total net operating revenues	6,822		4,026	10,629	5,162	715	11,306		113	(2,561)	36,212
Operating income (loss)	3,585		2,215	2,472	2,136	159	(806)		(2,006)	—	7,755
Interest income	—		—	36	—	9	—		634	—	679
Interest expense	—		—	—	—	—	—		853	—	853
Depreciation and amortization	86		37	411	65	5	454		202	—	1,260
Equity income (loss) — net	49		(3)	(3)	11	—	878		140	—	1,072
Income (loss) before income taxes	3,666		2,209	2,192	2,168	167	(2,202)		(1,310)	—	6,890
Capital expenditures	77		55	541	50	4	737		286	—	1,750
1 Property, plant and equipment — net in South Africa represented 16 percent and 14 percent of consolidated property, plant and equipment — net in 2019 and 2018, respectively.
2 Principally equity method investments and other investments in bottling companies.

During 2019, 2018 and 2017, our operating segments and Corporate were impacted by acquisition and divestiture activities. Refer to Note 2.
In 2019, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Europe, Middle East and Africa, $1 million for Latin America, $62 million for North America, $5 million for Bottling Investments and $194 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 20.

•
Operating income (loss) and income (loss) before income taxes were reduced by $95 million for Bottling Investments due to costs incurred to refranchise certain of our North America bottling operations.

•
Operating income (loss) and income (loss) before income taxes were reduced by $46 million for Corporate related to transaction costs associated with the purchase of Costa, which we acquired in January 2019. Refer to Note 2.

•	Operating income (loss) and income (loss) before income taxes were reduced by $42 million for Asia Pacific due to an impairment charge related to a trademark. Refer to Note 18.

•	Income (loss) before income taxes was increased by $739 million for Corporate as a result of the sale of a retail and office building in New York City.

•
Income (loss) before income taxes was increased by $250 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•	Income (loss) before income taxes was increased by $73 million for Bottling Investments due to the refranchising of certain bottling operations in India. Refer to Note 2.

•	Income (loss) before income taxes was increased by $39 million for Corporate related to the sale of a portion of our equity ownership interest in Andina. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $406 million for Bottling Investments, $255 million for Europe, Middle East and Africa, $57 million for North America and $49 million for Latin America due to other-than-temporary impairment charges related to certain of our equity method investees. Refer to Note 18.

•	Income (loss) before income taxes was reduced by $160 million for Corporate as a result of CCBA asset adjustments. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $118 million for Corporate resulting from a net loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 2.

•	Income (loss) before income taxes was reduced by $105 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $98 million for Bottling Investments and $2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

In 2018, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Latin America, $175 million for North America, $31 million for Bottling Investments and $237 million for Corporate, and increased by $3 million for Europe, Middle East and Africa and $4 million for Asia Pacific due to the Company's productivity and reinvestment program, including refinements to prior period accruals. In addition, income (loss) before income taxes was reduced by $64 million for Corporate and $4 million for Latin America due to pension settlements related to the Company's productivity and reinvestment program. Refer to Note 15 and Note 20.

•	Operating income (loss) and income (loss) before income taxes were reduced by $450 million for Bottling Investments due to asset impairment charges. Refer to Note 18.

•	Operating income (loss) and income (loss) before income taxes were reduced by $139 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations.

•	Operating income (loss) and income (loss) before income taxes were reduced by $33 million for Corporate due to tax litigation expense. Refer to Note 13.

•	Operating income (loss) and income (loss) before income taxes were reduced by $19 million for Corporate related to noncapitalizable transaction costs associated with pending and closed transactions.

•	Income (loss) before income taxes was increased by $296 million for Corporate related to the sale of our equity ownership in Lindley. Refer to Note 2.

•	Income (loss) before income taxes was increased by $47 million for Corporate related to the refranchising of our Latin American bottling operations. Refer to Note 2.

•	Income (loss) before income taxes was increased by $27 million for Corporate related to a net gain on the extinguishment of long-term debt. Refer to Note 12.

•	Income (loss) before income taxes was reduced by $554 million for Corporate as a result of an impairment charge related to assets held by CCBA. Refer to Note 18.

•	Income (loss) before income taxes was reduced by $476 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $334 million for Europe, Middle East and Africa, $205 million for Bottling Investments and $52 million for Latin America due to other-than-temporary impairment charges related to certain of our equity method investees. Refer to Note 18.

•
Income (loss) before income taxes was reduced by $278 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•
Income (loss) before income taxes was reduced by $124 million for Bottling Investments and increased by $13 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•
Income (loss) before income taxes was reduced by $149 million for Bottling Investments due to pension settlements related to the refranchising of certain of our North America bottling operations. Refer to Note 15.

•	Income (loss) before income taxes was reduced by $79 million for Corporate related to economic hedging activity associated with the purchase of Costa, which we acquired in January 2019.

•
Income (loss) before income taxes was reduced by $34 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $33 million for Bottling Investments primarily due to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations.

•	Income (loss) before income taxes was reduced by $32 million for Corporate related to acquiring a controlling interest in the Philippine bottling operations. Refer to Note 2.
In 2017, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $26 million for Europe, Middle East and Africa, $7 million for Latin America, $241 million for North America, $10 million for Asia Pacific, $57 million for Bottling Investments and $193 million for Corporate due to the Company's productivity and reinvestment program. Income (loss) before income taxes was also reduced by $116 million for Corporate due to pension settlements related to the Company's productivity and reinvestment program. Refer to Note 15 and Note 20.

•	Operating income (loss) and income (loss) before income taxes were reduced by $737 million for Bottling Investments and $34 million for Corporate due to asset impairment charges.

•
Operating income (loss) was reduced by $280 million and income (loss) before income taxes was reduced by $419 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations. Refer to Note 2.

•	Operating income (loss) and income (loss) before income taxes were reduced by $225 million for Corporate as a result of a cash contribution we made to The Coca-Cola Foundation.

•	Operating income (loss) and income (loss) before income taxes were reduced by $67 million for Corporate due to tax litigation expense. Refer to Note 13.

•	Income (loss) before income taxes was increased by $445 million for Corporate due to a gain recognized resulting from the merger of CCW and CCEJ. Refer to Note 19.

•
Income (loss) before income taxes was increased by $150 million for Corporate related to the remeasurement of our previously held equity interests in CCBA and its South African subsidiary to fair value. Refer to Note 2.

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

•	Income (loss) before income taxes was reduced by $2,140 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•
Income (loss) before income taxes was reduced by $313 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

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

NOTE 22: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

Year Ended December 31,	2019	2018	2017
(Increase) decrease in trade accounts receivable	$(158)	$27	$(108)
(Increase) decrease in inventories	(183)	(203)	(276)
(Increase) decrease in prepaid expenses and other assets	(87)	(221)	506
Increase (decrease) in accounts payable and accrued expenses[1]	1,318	(251)	(573)
Increase (decrease) in accrued income taxes	96	(17)	(159)
Increase (decrease) in other liabilities[2]	(620)	(575)	4,052
Net change in operating assets and liabilities	$366	$(1,240)	$3,442

1 The increase in accounts payable and accrued expenses in 2019 was primarily due to extending payment terms with our suppliers.
2 The increase in other liabilities in 2017 was primarily due to the one-time transition tax required by the Tax Reform Act signed into law on
December 22, 2017. Refer to Note 16.

NOTE 23: SUBSEQUENT EVENT
In January 2020, the Company acquired the remaining 57.5 percent stake in fairlife, LLC ("fairlife") and now owns 100 percent of fairlife. fairlife offers a broad portfolio of products in the value-added dairy category across North America. Value-added dairy products have been one of the fastest-growing nonalcoholic beverage categories in the United States, with fairlife being a large contributor to sales growth. fairlife's success has been supported by new product innovations, ranging from lactose-free, ultra-filtered milk with less sugar and more protein than competing brands, to high-protein recovery and nutrition shakes and drinkable snacks. A significant portion of fairlife's revenues is already reflected in our consolidated financial statements, as we have operated as the sales and distribution organization for certain fairlife products. Under the terms of the agreement, we paid $1.0 billion upon the close of the transaction and are subject to making future milestone payments which are contingent on fairlife achieving certain financial targets through 2024. These milestone payments are based on agreed-upon formulas related to fairlife's operating results, the resulting value of which is not subject to a ceiling. We are currently in the process of finalizing the accounting for this transaction, including the valuation of the expected milestone payments and the remeasurement of our previously held equity interest. We expect to complete these valuations, as well as our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed, by the end of the first quarter of 2020.
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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act").  Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.
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
Audit Committee's Responsibility
The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls along with auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2020 Proxy Statement.

James R. Quincey	Larry M. Mark
Chairman of the Board of Directors and Chief Executive Officer February 24, 2020	Vice President and Controller February 24, 2020

John Murphy	Mark Randazza
Executive Vice President and Chief Financial Officer February 24, 2020	Vice President, Assistant Controller and Chief Accounting Officer February 24, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareowners’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for uncertain tax positions
Description of the Matter
As described in Note 13 and Note 16 to the consolidated financial statements, the Company is involved in various income tax matters for which the ultimate outcomes are uncertain. As of December 31, 2019, the gross amount of unrecognized tax benefits was $392 million. Additionally, as described in Note 13, on September 17, 2015 the Company received a Statutory Notice of Deficiency (“Notice”) from the Internal Revenue Service for the tax years 2007 through 2009 in the amount of $3.3 billion for the period, plus interest. While the Company continues to disagree strongly with the IRS' position, there is no assurance that the U.S. Tax Court will rule in the Company's favor, and it is possible that all or some portion of the adjustment proposed by the IRS Notice ultimately could be sustained.
Auditing management’s evaluation of uncertain tax positions, including the uncertain tax position associated with the IRS Notice, was especially challenging due to the level of subjectivity and significant judgment associated with the recognition and measurement of the tax positions that are more likely than not to be sustained.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the effectiveness of controls over the Company’s accounting process for uncertain tax positions. Our procedures included testing controls addressing the completeness of uncertain tax positions, controls relating to the identification and recognition of the uncertain tax positions, controls over the measurement of the unrecognized tax benefit, and controls over the identification of developments related to existing uncertain tax positions.
Our audit procedures included, among others, evaluating the assumptions the Company used to assess its uncertain tax positions and related unrecognized tax benefit amounts by jurisdiction. We also tested the completeness and accuracy of the underlying data used in the identification and measurement of uncertain tax positions. We evaluated evidence of the status of the litigation with the IRS, including inquiries of tax counsel and written representations of management. We involved professionals with specialized skill and knowledge to assist in our evaluation of the tax technical merits of the Company’s assessment, including the assessment of whether the tax positions are more likely than not to be sustained, the amount of the potential benefits to be realized, and the application of relevant tax law. We also assessed the Company’s disclosure of uncertain tax positions included in Note 13 and Note 16.

Valuation of trademarks with indefinite lives and goodwill
Description of the Matter
As described in Note 1 of the Company’s consolidated financial statements, the Company performs an annual impairment assessment of its indefinite-lived intangible assets, including trademarks with indefinite lives and goodwill, or more frequently if events or circumstances indicate that assets might be impaired. Each impairment assessment may be qualitative or quantitative. Trademarks with indefinite lives and goodwill were $9,266 million and $16,764 million, respectively, at December 31, 2019.
Auditing the valuation of trademarks with indefinite lives and reporting units with goodwill involved complex judgment due to the significant estimation required in determining the fair value of the trademarks with indefinite lives and related reporting units with goodwill, respectively. Specifically, the fair value estimates were sensitive to significant assumptions about future market and economic conditions. Significant assumptions used in the Company’s fair value estimates included sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, and tax rates, as applicable.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual impairment assessments for trademarks with indefinite lives and reporting units with goodwill. For example, we tested management’s risk assessment process to determine whether to perform a quantitative or qualitative assessment and management’s review controls over the valuation models and underlying assumptions used to develop such estimates. For impairment assessments of reporting units with goodwill, we also tested controls over the determination of the carrying value of the reporting units. We tested the estimated fair values of the trademarks with indefinite lives and reporting units with goodwill based on our risk assessments. Our audit procedures included, among others, comparing significant judgmental inputs to observable third party and industry sources, considering other observable market transactions, and evaluating the reasonableness of management’s projected financial information by comparing to third party industry projections, third party economic growth projections, and other internal and external data. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the trademarks with indefinite lives and reporting units with goodwill and also assessed the historical accuracy of management’s estimates. In addition, we involved specialists to assist in our evaluation of certain significant assumptions used in the Company’s discounted cash flow analyses. We also assessed the Company’s disclosure of its annual impairment assessments included in Note 1.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1921.
Atlanta, Georgia
February 24, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company

Opinion on Internal Control over Financial Reporting

We have audited The Coca-Cola Company and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Coca-Cola Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
February 24, 2020

Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(In millions except per share data)
2019
Net operating revenues	$8,694	$9,997	$9,507	$9,068	$37,266
Gross profit	5,329	6,076	5,740	5,502	22,647
Net income attributable to shareowners of The Coca-Cola Company	1,678	2,607	2,593	2,042	8,920
Basic net income per share	$0.39	$0.61	$0.61	$0.48	$2.09
Diluted net income per share	$0.39	$0.61	$0.60	$0.47	$2.07
2018
Net operating revenues	$8,298	$9,421	$8,775	$7,806	$34,300
Gross profit	5,222	5,878	5,429	4,704	21,233
Net income attributable to shareowners of The Coca-Cola Company	1,368	2,316	1,880	870	6,434
Basic net income per share	$0.32	$0.54	$0.44	$0.20	$1.51	[1]
Diluted net income per share	$0.32	$0.54	$0.44	$0.20	$1.50
1 The sum of the quarterly net income per share amounts does not agree to the full year net income per share amounts. We calculate net income per share based on the weighted-average number of outstanding shares during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.
Our first quarter, second quarter and third quarter reporting periods end on the Friday closest to the last day of the applicable quarterly calendar period. Our fourth quarter and fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
During 2019 and 2018, our quarterly operating results were impacted by acquisition and divestiture activities. Refer to Note 2.
The Company's first quarter 2019 results were impacted by one less day compared to the first quarter of 2018. Furthermore, the Company recorded the following transactions which impacted results:

•	An other-than-temporary impairment charge of $286 million related to CCBJHI, an equity method investee. Refer to Note 18.

•
A net gain of $149 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•	A net loss of $121 million related to acquiring a controlling interest in CHI. Refer to Note 2.

•	Charges of $68 million due to the Company's productivity and reinvestment program. Refer to Note 20.

•	An other-than-temporary impairment charge of $57 million related to one of our equity method investees in North America. Refer to Note 18.

•	Charges of $46 million for transaction costs associated with the purchase of Costa. Refer to Note 2.

•	Net charges of $42 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	A gain of $39 million related to the sale of a portion of our equity ownership interest in Andina. Refer to Note 2.

•	Charges of $11 million related to costs incurred to refranchise certain of our North America bottling operations.

•	Charges of $4 million due to the refranchising of certain bottling territories in North America. Refer to Note 2.
In the second quarter of 2019, the Company recorded the following transactions which impacted results:

•	An adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million as a result of the Company's change in plans for CCBA. Refer to Note 2.

•	Charges of $55 million due to the Company's productivity and reinvestment program. Refer to Note 20.

•	An other-than-temporary impairment charge of $49 million related to one of our equity method investees in Latin America. Refer to Note 18.

•	Charges of $29 million related to costs incurred to refranchise certain of our North America bottling operations.

•	A net charge of $26 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•
A net gain of $10 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

In the third quarter of 2019, the Company recorded the following transactions which impacted results:

•	A gain of $739 million on the sale of a retail and office building in New York City.

•	Other-than-temporary impairment charges of $255 million related to certain of our equity method investees in the Middle East. Refer to Note 18.

•	An other-than-temporary impairment charge of $120 million related to CCBJHI, an equity method investee. Refer to Note 18.

•	Charges of $103 million due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	Charges of $61 million due to the Company's productivity and reinvestment program. Refer to Note 20.

•	An impairment charge of $42 million related to a trademark in Asia Pacific. Refer to Note 18.

•	A net charge of $39 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•
A net gain of $38 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•	Charges of $21 million related to costs incurred to refranchise certain of our North America bottling operations.
The Company's fourth quarter 2019 results were impacted by one additional day compared to the fourth quarter of 2018. Furthermore, the Company recorded the following transactions which impacted results:

•	Charges of $80 million due to the Company's productivity and reinvestment program. Refer to Note 20.

•	A net gain of $73 million related to the refranchising of certain of our bottling operations in India. Refer to Note 2.

•
A net gain of $53 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•	Charges of $34 million related to costs incurred to refranchise certain of our North America bottling operations.

•	A net gain of $7 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	A net gain of $3 million related to acquiring a controlling interest in CHI. Refer to Note 2.

•	A net gain of $2 million due to the refranchising of certain bottling territories in North America. Refer to Note 2.
In the first quarter of 2018, the Company recorded the following transactions which impacted results:

•	Charges of $390 million related to the impairment of certain CCR assets. Refer to Note 18.

•	Charges of $95 million due to the Company's productivity and reinvestment program. Refer to Note 20.

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

In the second quarter of 2018, the Company recorded the following transactions which impacted results:

•	Charges of $150 million due to the Company's productivity and reinvestment program. Refer to Note 20.

•	Charges of $102 million due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	Charges of $60 million related to the impairment of certain assets. Refer to Note 18.

•	An other-than-temporary impairment charge of $52 million related to one of our Latin American equity method investees. Refer to Note 18.

•	Charges of $47 million related to pension settlements as a result of North America refranchising. Refer to Note 15.

•	A net gain of $36 million related to the refranchising of our Latin American bottling operations. Refer to Note 2.

•
A net gain of $36 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•	Charges of $34 million related to costs incurred to refranchise certain of our North America bottling operations.

•	A net charge of $33 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	Charges of $22 million related to tax litigation expense. Refer to Note 13.
In the third quarter of 2018, the Company recorded the following transactions which impacted results:

•	An impairment charge of $554 million related to assets held by CCBA. Refer to Note 2.

•	A net gain of $370 million related to the sale of our equity ownership in Lindley. Refer to Note 2.

•	Charges of $275 million due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	An other-than-temporary impairment charge of $205 million related to our equity method investee in Indonesia. Refer to Note 18.

•	Charges of $132 million due to the Company's productivity and reinvestment program. Refer to Note 20.

•
A net gain of $64 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•	A gain of $41 million related to economic hedging activity associated with the purchase of Costa, which we acquired in January 2019. Refer to Note 6.

•	Charges of $38 million related to costs incurred to refranchise certain of our North America bottling operations.

•	A net gain of $27 million related to the early extinguishment of long-term debt. Refer to Note 12.

•	A net gain of $19 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•
Charges of $12 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single form of CBA with additional requirements. Refer to Note 2.

•	A gain of $11 million related to the refranchising of our Latin American bottling operations. Refer to Note 2.
In the fourth quarter of 2018, the Company recorded the following transactions which impacted results:

•	Other-than-temporary impairment charges of $334 million related to certain of our equity method investees in the Middle East. Refer to Note 18.

•
A net loss of $293 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•	Charges of $131 million due to the Company's productivity and reinvestment program. Refer to Note 20.

•	A net loss of $120 million related to economic hedging activity associated with the purchase of Costa, which we acquired in January 2019. Refer to Note 6.

•	Charges of $102 million related to pension settlements as a result of North America refranchising. Refer to Note 15.

•	Charges of $97 million due to the refranchising of certain bottling territories in North America. Refer to Note 2.

•	A loss of $74 million related to the sale of our equity ownership in Lindley. Refer to Note 2.

•	A net charge of $46 million related to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

•	A net loss of $32 million related to acquiring a controlling interest in the Philippine bottling operations. Refer to Note 2.

•	Charges of $22 million related to costs incurred to refranchise certain of our North America bottling operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2019 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
Not applicable.
Part III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to Directors under the subheading "Item 1 Election of Directors" under the principal heading "Governance," the information regarding the Codes of Business Conduct under the subheading "Additional Governance Matters" under the principal heading "Governance," the information under the subheading "Delinquent Section 16(a) Reports" under the principal heading "Share Ownership," and the information regarding the Audit Committee under the subheading "Board and Committee Governance" under the principal heading "Governance" in the Company's 2020 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information under the subheading "Director Compensation" under the principal heading "Governance" and the information under the subheadings "Compensation Discussion and Analysis,"Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation Tables," "Payments on Termination or Change in Control" and "Pay Ratio Disclosure" under the principal heading "Compensation" and the information in "Annex B - Summary of Plans" in the Company's 2020 Proxy Statement is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the subheading "Equity Compensation Plan Information" under the principal heading "Compensation" and the information under the subheading "Ownership of Equity Securities of the Company" under the principal heading "Share Ownership" in the Company's 2020 Proxy Statement is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading "Director Independence and Related Person Transactions" under the principal heading
"Governance" in the Company's 2020 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors under the subheading "Item 3 Ratification of the Appointment of Ernst & Young LLP as Independent Auditors" under the principal heading "Audit Matters" in the Company's 2020 Proxy Statement is incorporated herein by reference.
Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.Financial Statements:
Consolidated Statements of Income — Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2019, 2018 and 2017.
Consolidated Balance Sheets — December 31, 2019 and 2018.
Consolidated Statements of Cash Flows — Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Shareowners' Equity — Years Ended December 31, 2019, 2018 and 2017.
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

3.2	By-Laws of the Company, as amended and restated through September 2, 2015 — incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on September 3, 2015.
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2
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

4.3
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

4.6	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 18, 2010.
4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.9	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.10	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.11	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-A filed on September 19, 2014.
4.12	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-A filed on September 19, 2014.
4.13	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.14	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.15	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.16	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.17	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.18	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.19	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.20	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.21	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 2, 2016.
4.22	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 9, 2017.
4.23	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 9, 2017.

4.24	Form of Note for 2.200% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 25, 2017.
4.25	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 25, 2017.
4.26	Form of Note for 1.750% Notes due 2024 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September, 9, 2019.
4.27	Form of Note for 2.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 9, 2019.
4.28
Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated July 30, 1991.

4.29
First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee —incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated January 29, 1992.

4.30
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 23, 2017.

4.31
Third Supplemental Indenture, dated as of July 5, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 6, 2017.

10.1
The Coca-Cola Company Performance Incentive Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.2
The Coca-Cola Company 1999 Stock Option Plan, as amended and restated through February 20, 2013 (the "1999 Stock Option Plan") — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.2.1
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.3
The Coca-Cola Company 2008 Stock Option Plan, as amended and restated, effective February 20, 2013 (the "2008 Stock Option Plan") — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.3.1
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.3.2
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 19, 2014— incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.4
The Coca-Cola Company 1983 Restricted Stock Award Plan, as amended and restated through February 16, 2011 (the "1983 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.5
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 19, 2014 (the "1989 Restricted Stock Award Plan") — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.5.1
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.5.2
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.5.3
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.5.4
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 20, 2013.*

10.5.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.5.6
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 19, 2014.*

10.6
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.6.1
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.6.2
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.6.3
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.6.4
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2015.*

10.6.5
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.6.6
Form of Performance Share Agreement — Alternate for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.6.7
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.6.8
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 17, 2016.*

10.6.9
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.6.10
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 —incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.6.11
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.6.12
Form of Restricted Stock Unit Agreement-Retention Award for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.6.13
Clawback Policy for Awards under The Coca-Cola Company Performance Incentive Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 15, 2017.*

10.6.14
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*.

10.6.15
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.6.16
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.6.17
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.6.18
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.6.19
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.7
The Coca-Cola Company Compensation Deferral & Investment Program of the Company, as amended (the "Compensation Deferral & Investment Program"), including Amendments Number One, Two, Three and Four, dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*

10.7.1
Amendment Number Five to the Compensation Deferral & Investment Program, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.7.2
Amendment Number Six to the Compensation Deferral & Investment Program, dated as of January 12, 2004, effective January 1, 2004 — incorporated herein by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*

10.8
The Coca-Cola Company Supplemental Pension Plan, Amended and Restated effective January 1, 2010 (the "Supplemental Pension Plan") — incorporated herein by reference to Exhibit 10.10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.8.1
Amendment One to The Coca-Cola Company Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.8.2
Amendment Two to The Coca-Cola Company Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.8.3
Amendment Three to The Coca-Cola Company Supplemental Pension Plan, effective January 1, 2010, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.8.4
Amendment Four to The Coca-Cola Company Supplemental Pension Plan, effective June 1, 2017, dated June 29, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017.*

10.8.5
Amendment Five to The Coca-Cola Company Supplemental Pension Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.9
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), amended and restated effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.9.1
Amendment One to The Coca-Cola Company Supplemental 401(k) Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.10
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 (the "Supplemental Cash Balance Plan") — incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.10.1
Amendment One to the Supplemental Cash Balance Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.12.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.10.2
Amendment Two to the Supplemental Cash Balance Plan, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*

10.10.3
Amendment Three to the Supplemental Cash Balance Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.11
The Coca-Cola Company Directors' Plan, amended and restated on December 13, 2012, effective January 1, 2013 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.11.1
The Coca-Cola Company Directors' Plan, amended and restated on February 21, 2019, effective April 24, 2019 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2019.*

10.11.2	The Coca-Cola Company Directors' Plan, amended and restated on October 17, 2019, effective January 1, 2020.*
10.12
Deferred Compensation Plan of the Company, as amended and restated December 8, 2010 — incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.12.1
Amendment Number One to the Deferred Compensation Plan of the Company, as amended and restated on December 8, 2010, effective January 1, 2016 — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2016.*

10.12.2
Amendment Number Two to the Deferred Compensation Plan of the Company, as amended and restated on December 8, 2010, dated October 24, 2016 — incorporated herein by reference to Exhibit 10.13.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.13
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*

10.14
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 (the "Benefits Plan for Members of the Board of Directors") — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10.14.1
Amendment Number One to the Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*

10.15
The Coca-Cola Company Severance Pay Plan, as Amended and Restated, Effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.15.1
Amendment One to The Coca-Cola Company Severance Pay Plan, effective January 1, 2016, dated December 16, 2015 — incorporated herein by reference to Exhibit 10.16.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.15.2
Amendment Two to The Coca-Cola Company Severance Pay Plan, effective April 1, 2017, dated March 10, 2017 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.15.3
Amendment Three to The Coca-Cola Company Severance Pay Plan, as Amended and Restated Effective January 1, 2012, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.16
Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 18, 2005.

10.17	Offer of Settlement of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on April 18, 2005.
10.18	Letter, dated July 17, 2008, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2008.*
10.18.1	Letter, dated April 27, 2017, from the Company to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 28, 2017.*
10.19
Letter of Understanding between the Company and Ceree Eberly, dated October 26, 2009, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 1, 2009 — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.19.1
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Ceree Eberly, dated March 15, 2017, accepted April 20, 2017 — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

10.20
The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.20.1
Amendment Number One to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 29, 2011 — incorporated herein by reference to Exhibit 10.34.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.20.2
Amendment Number Two to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated November 14, 2011 — incorporated herein by reference to Exhibit 10.34.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.20.3
Amendment Number Three to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012.*

10.20.4
Amendment Number Four to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated, Effective October 1, 2007, dated November 18, 2014 — incorporated herein by reference to Exhibit 10.21.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.21
The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.21.1
Amendment Number One to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 20, 2011 — incorporated herein by reference to Exhibit 10.35.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.21.2
Amendment Number Two to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012.*

10.22
The Coca-Cola Export Corporation Mobile Employees Retirement Plan, effective January 1, 2012 — incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.23
Letter Agreement, dated as of June 7, 2010, between The Coca-Cola Company and Dr Pepper/Seven Up, Inc. — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2010.

10.24	Letter, dated May 18, 2016, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.*
10.24.1	Letter, dated October 18, 2018, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 18, 2018.*
10.25	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.26
Separation Agreement between Coca-Cola Pazarlama and Nathan Kalumbu, dated July 1, 2016 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.*

10.27	Letter, dated December 16, 2013, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.*
10.27.1	Letter, dated April 29, 2015, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*
10.27.2
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between The Coca-Cola Company and Irial Finan, dated December 7, 2017 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 8, 2017.*

10.28	Letter, dated April 24, 2014, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2014.*
10.28.1	Letter, dated March 22, 2017, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 24, 2017.*
10.28.2	Letter, dated October 17, 2018, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 18, 2018.*
10.29	Letter, dated October 15, 2014, from the Company to Atul Singh — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*
10.30
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between Coca-Cola India, Inc. and Atul Singh, dated effective July 29, 2016 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10.31
Letter, dated December 16, 2014, from the Company to Marcos de Quinto — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*

10.31.1
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Marcos de Quinto, dated March 20, 2017 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 24, 2017.*

10.32	Letter, dated February 19, 2015, from the Company to Ed Hays — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2015.*
10.33
Letter, dated February 18, 2016, from the Company to Julie Hamilton — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2016.*

10.34	Letter, dated August 12, 2015, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2015.*
10.34.1	Letter, dated April 27, 2017, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on April 28, 2017.*
10.35
Letter, dated October 14, 2015, from the Company to Bernhard Goepelt — incorporated herein by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.35.1	Letter, dated December 13, 2019, from the Company to Bernhard Goepelt.*
10.36
Letter, dated February 17, 2016, from the Company to Charles Brent Hastie — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2016.*

10.37
Letter, dated May 18, 2016, from the Company to Mario Alfredo Rivera Garcia — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.*

10.38	Letter, dated October 19, 2016, from the Company to Barry Simpson — incorporated herein by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*
10.39	Letter, dated October 26, 2016, from the Company to John Murphy — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*
10.39.1	Letter, dated October 18, 2018, from the Company to John Murphy — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 18, 2018.*
10.40
Letter, dated March 22, 2017, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.40.1
Deferred Cash Agreement, dated December 7, 2016, between Servicios Integrados de Administracion y Alta Gerencia, Sociedad de Responsabilidad Limitada de Capital Variable and Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.47.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.40.2
Letter, dated June 5, 2017, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

10.40.3
Letter, dated February 14, 2018, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.40.4	Letter, dated November 18, 2019, from the Company to Francisco Xavier Crespo Benitez.*
10.41
Letter, dated March 22, 2017, from the Company to Beatriz R. Perez — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.42
Letter, dated March 22, 2017, from the Company to Jennifer K. Mann — incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.42.1	Letter, dated December 11, 2019, from the Company to Jennifer K. Mann.*
10.43
Letter, dated March 24, 2017, from the Company to Robert E. Long — incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.44
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Clyde Tuggle dated March 13, 2017, accepted April 24, 2017 — incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017.*

10.45	Letter, dated April 27, 2017, from the Company to Mark Randazza — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on April 28, 2017.*
10.46
Letter, dated October 23, 2017, from the Company to James Dinkins — incorporated herein by reference to Exhibit 10.53 to the Company's Current Report on Form 10-K for the year ended December 31, 2017.*

10.47
Letter, dated October 17, 2018, from the Company to Manuel Arroyo — incorporated herein by reference to Exhibit 10.54 to the Company's Current Report on Form 10-K for the year ended December 31, 2018.*

10.48
Letter, dated October 17, 2018, from the Company to Nikolaos Koumettis, as further supplemented by Letter, dated February 1, 2019 — incorporated herein by reference to Exhibit 10.55 to the Company's Current Report on Form 10-K for the year ended December 31, 2018.*

10.49	Letter, dated October 18, 2018, from the Company to Nancy Quan — incorporated herein by reference to Exhibit 10.56 to the Company's Current Report on Form 10-K for the year ended December 31, 2018.*
10.50	Letter, dated February 14, 2019, from the Company to Lisa Chang — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*
21.1	List of subsidiaries of the Company as of December 31, 2019.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James R. Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by James R. Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Balance Sheets as of December 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Shareowners' Equity for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

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

THE COCA-COLA COMPANY
(Registrant)
By:	/s/ JAMES QUINCEY
James R. Quincey Chairman of the Board of Directors and Chief Executive Officer
	Date:	February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES QUINCEY	/s/ JOHN MURPHY
James R. Quincey Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	John Murphy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 24, 2020	February 24, 2020

/s/ LARRY M. MARK	/s/ MARK RANDAZZA
Larry M. Mark Vice President and Controller (On behalf of the Registrant)	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)

February 24, 2020	February 24, 2020

*	*
Herbert A. Allen Director	Ana Botín Director

February 24, 2020	February 24, 2020

*	*
Ronald W. Allen Director	Christopher C. Davis Director

February 24, 2020	February 24, 2020

*	*
Marc Bolland Director	Barry Diller Director

February 24, 2020	February 24, 2020

*	*
Helene D. Gayle Director	Maria Elena Lagomasino Director

February 24, 2020	February 24, 2020

*	*
Alexis M. Herman Director	Caroline J. Tsay Director

February 24, 2020	February 24, 2020

*	*
Robert A. Kotick Director	David B. Weinberg Director

February 24, 2020	February 24, 2020

*By:	/s/ JENNIFER MANNING
Jennifer Manning Attorney-in-fact

February 24, 2020