Form 10-Q
period 2020-03-27
COCA COLA CO
filed 2020-04-24
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2020
OR
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
☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of April 21, 2020
$0.25 Par Value	4,294,891,353

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended
	March 27, 2020	March 29, 2019
Net Operating Revenues	$8,601	$8,694
Cost of goods sold	3,371	3,365
Gross Profit	5,230	5,329
Selling, general and administrative expenses	2,648	2,767
Other operating charges	202	127
Operating Income	2,380	2,435
Interest income	112	133
Interest expense	193	245
Equity income (loss) — net	167	133
Other income (loss) — net	544	(231)
Income Before Income Taxes	3,010	2,225
Income taxes	215	522
Consolidated Net Income	2,795	1,703
Less: Net income (loss) attributable to noncontrolling interests	20	25
Net Income Attributable to Shareowners of The Coca-Cola Company	$2,775	$1,678
Basic Net Income Per Share[1]	$0.65	$0.39
Diluted Net Income Per Share[1]	$0.64	$0.39
Average Shares Outstanding	4,289	4,271
Effect of dilutive securities	36	35
Average Shares Outstanding Assuming Dilution	4,325	4,306

1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended
	March 27, 2020	March 29, 2019
Consolidated Net Income	$2,795	$1,703
Other Comprehensive Income:
Net foreign currency translation adjustments	(2,621)	926
Net gains (losses) on derivatives	16	8
Net change in unrealized gains (losses) on available-for-sale debt securities	(8)	15
Net change in pension and other benefit liabilities	6	31
Total Comprehensive Income	188	2,683
Less: Comprehensive income (loss) attributable to noncontrolling interests	(435)	(3)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$623	$2,686
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	March 27, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$13,561	$6,480
Short-term investments	1,713	1,467
Total Cash, Cash Equivalents and Short-Term Investments	15,274	7,947
Marketable securities	2,392	3,228
Trade accounts receivable, less allowances of $527 and $524, respectively	4,430	3,971
Inventories	3,558	3,379
Prepaid expenses and other assets	2,580	1,886
Total Current Assets	28,234	20,411
Equity method investments	18,020	19,025
Other investments	652	854
Other assets	6,001	6,075
Deferred income tax assets	2,275	2,412
Property, plant and equipment, less accumulated depreciation of $8,285 and $8,083, respectively	10,993	10,838
Trademarks with indefinite lives	10,457	9,266
Bottlers' franchise rights with indefinite lives	108	109
Goodwill	16,673	16,764
Other intangible assets	600	627
Total Assets	$94,013	$86,381
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$12,640	$11,312
Loans and notes payable	13,657	10,994
Current maturities of long-term debt	5,642	4,253
Accrued income taxes	458	414
Total Current Liabilities	32,397	26,973
Long-term debt	31,094	27,516
Other liabilities	8,832	8,510
Deferred income tax liabilities	1,856	2,284
The Coca-Cola Company Shareowners' Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	17,312	17,154
Reinvested earnings	66,870	65,855
Accumulated other comprehensive income (loss)	(15,696)	(13,544)
Treasury stock, at cost — 2,746 and 2,760 shares, respectively	(52,088)	(52,244)
Equity Attributable to Shareowners of The Coca-Cola Company	18,158	18,981
Equity attributable to noncontrolling interests	1,676	2,117
Total Equity	19,834	21,098
Total Liabilities and Equity	$94,013	$86,381
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	March 27, 2020	March 29, 2019
Operating Activities
Consolidated net income	$2,795	$1,703
Depreciation and amortization	367	275
Stock-based compensation expense	(5)	40
Deferred income taxes	(122)	122
Equity (income) loss — net of dividends	(157)	(120)
Foreign currency adjustments	(59)	(39)
Significant (gains) losses — net	(919)	87
Other operating charges	190	55
Other items	235	147
Net change in operating assets and liabilities	(1,769)	(1,482)
Net Cash Provided by Operating Activities	556	788
Investing Activities
Purchases of investments	(1,455)	(1,062)
Proceeds from disposals of investments	1,603	1,994
Acquisitions of businesses, equity method investments and nonmarketable securities	(984)	(5,322)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	36	261
Purchases of property, plant and equipment	(327)	(388)
Proceeds from disposals of property, plant and equipment	91	27
Other investing activities	(48)	31
Net Cash Provided by (Used in) Investing Activities	(1,084)	(4,459)
Financing Activities
Issuances of debt	12,563	10,256
Payments of debt	(4,833)	(9,652)
Issuances of stock	413	190
Purchases of stock for treasury	(94)	(397)
Other financing activities	(239)	24
Net Cash Provided by (Used in) Financing Activities	7,810	421
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(54)	56
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	7,228	(3,194)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	6,737	9,318
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	13,965	6,124
Less: Restricted cash and restricted cash equivalents at end of period	404	276
Cash and Cash Equivalents at End of Period	$13,561	$5,848
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2019.
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2020 and the first quarter of 2019 ended on March 27, 2020 and March 29, 2019, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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

The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in the condensed consolidated statements of cash flows (in millions):

	March 27, 2020	December 31, 2019
Cash and cash equivalents	$13,561	$6,480
Cash and cash equivalents included in other assets[1]	404	257
Cash, cash equivalents, restricted cash and restricted cash equivalents	$13,965	$6,737
	March 29, 2019	December 31, 2018
Cash and cash equivalents	$5,848	$9,077
Cash and cash equivalents included in other assets[1]	276	241
Cash, cash equivalents, restricted cash and restricted cash equivalents	$6,124	$9,318
1 Amounts represent cash and cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
Recently Issued Accounting Guidance
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes, enacts changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company beginning January 1, 2021 and would require us to recognize a cumulative effect adjustment to the opening balance of reinvested earnings, if applicable. We are currently evaluating the impact that ASU 2019-12 may have on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the three months ended March 27, 2020, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $984 million, which primarily related to the acquisition of the remaining equity ownership interest in fairlife, LLC ("fairlife").
During the three months ended March 29, 2019, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,322 million, which primarily related to the acquisition of Costa Limited ("Costa"), the remaining equity ownership interest in C.H.I. Limited ("CHI") and controlling interests in bottling operations in Zambia.
fairlife, LLC
In January 2020, the Company acquired the remaining 57.5 percent interest in, and now owns 100 percent of, fairlife. fairlife offers a broad portfolio of products in the value-added dairy category across North America. A significant portion of fairlife's revenues was already reflected in our consolidated financial statements, as we have operated as the sales and distribution organization for certain fairlife products. Upon consolidation, we recognized a gain of $902 million resulting from the remeasurement of our previously held equity interest in fairlife to fair value. The fair value of our previously held interest was determined using a discounted cash flow model based on Level 3 inputs. The gain was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. We acquired the remaining interest in exchange for $979 million of cash, net of cash acquired, and effectively settled our $306 million note receivable from fairlife at the recorded amount. Under the terms of the agreement, we are subject to making future milestone payments which are contingent on fairlife achieving certain financial targets through 2024, and if achieved, are payable in 2021, 2023 and 2025. These milestone payments are based on agreed-upon formulas related to fairlife's operating results, the resulting value of which is not subject to a ceiling. Under the applicable accounting guidance, we recorded a $270 million liability representing our best estimate of the fair value of this contingent consideration. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs. We will be required to remeasure this liability to fair value quarterly with any changes in the fair value recorded in income until the final milestone payments are made. During the three months ended March 27, 2020, we recorded a charge of $11 million related to this remeasurement in the line item other operating charges in our condensed consolidated statement of income. As of March 27, 2020, $1.3 billion of the purchase price was preliminarily allocated to the fairlife trademark and $0.8 billion was preliminarily allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been preliminarily assigned to the North America operating segment. The preliminary allocation of the purchase price is subject to refinement when valuations are finalized. As of March 27, 2020, the valuations that have not been finalized primarily relate to the trademark and other intangible assets; property, plant and equipment; and operating lease right-of-use ("ROU") assets and operating lease liabilities. The final purchase price allocation will be completed no later than the first quarter of 2021.
Costa Limited
In January 2019, the Company acquired Costa in exchange for $4.9 billion of cash, net of cash acquired. Costa is a coffee business with retail outlets in more than 30 countries, the Costa Express vending system and a state-of-the-art roastery. We believe this acquisition will allow us to increase our presence in the hot beverage market as Costa has a scalable platform across multiple formats and channels, including opportunities to introduce ready-to-drink products. Upon finalization of purchase accounting, $2.4 billion of the purchase price was allocated to the Costa trademark and $2.5 billion was allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion as well as our ability to market and distribute Costa in ready-to-drink form throughout our bottling system. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been assigned to the Global Ventures operating segment, except for $108 million, which was allocated to the Europe, Middle East and Africa operating segment.
C.H.I. Limited
In January 2019, the Company acquired the remaining 60 percent interest in CHI, a Nigerian producer of value-added dairy and juice beverages and iced tea, in exchange for $260 million of cash, net of cash acquired, under the terms of the agreement for our original investment in CHI. Upon consolidation, we recognized a net charge of $121 million during the three months ended March 29, 2019, which included the remeasurement of our previously held equity interest in CHI to fair value and the reversal of the related cumulative translation adjustments. The fair value of our previously held equity investment was determined using a discounted cash flow model based on Level 3 inputs. The net charge was recorded in the line item other income (loss) — net in our condensed consolidated statement of income.
Divestitures
During the three months ended March 27, 2020, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $36 million, which primarily related to the sale of a portion of our ownership interest in one of our equity method investments. We recognized a net gain of $18 million as a result of the sale, which was recorded in the line item other income (loss) — net in our condensed consolidated statement of income.
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
NOTE 3: REVENUE RECOGNITION
The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended March 27, 2020
Concentrate operations	$1,324	$3,465	$4,789
Finished product operations	1,483	2,329	3,812
Total	$2,807	$5,794	$8,601
Three Months Ended March 29, 2019
Concentrate operations	$1,185	$3,593	$4,778
Finished product operations	1,460	2,456	3,916
Total	$2,645	$6,049	$8,694

Refer to Note 16 for additional revenue disclosures by operating segment and Corporate.

NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
March 27, 2020
Marketable securities	$275	$—
Other investments	599	53
Other assets	889	—
Total equity securities	$1,763	$53
December 31, 2019
Marketable securities	$329	$—
Other investments	772	82
Other assets	1,118	—
Total equity securities	$2,219	$82

The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019
Net gains (losses) recognized during the period related to equity securities	$(396)	$147
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	(16)	7
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$(380)	$140

Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
March 27, 2020
Trading securities	$33	$—	$(2)	$31
Available-for-sale securities	2,365	98	(4)	2,459
Total debt securities	$2,398	$98	$(6)	$2,490
December 31, 2019
Trading securities	$46	$1	$—	$47
Available-for-sale securities	3,172	113	(4)	3,281
Total debt securities	$3,218	$114	$(4)	$3,328

The carrying values of our debt securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	March 27, 2020		December 31, 2019
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Cash and cash equivalents	$—	$97	$—	$123
Marketable securities	31	2,086	47	2,852
Other assets	—	276	—	306
Total debt securities	$31	$2,459	$47	$3,281

The contractual maturities of these available-for-sale debt securities as of March 27, 2020 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$1,374	$1,393
After 1 year through 5 years	761	805
After 5 years through 10 years	58	68
After 10 years	172	193
Total	$2,365	$2,459

The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019
Gross gains	$8	$5
Gross losses	(2)	(3)
Proceeds	906	722

Captive Insurance Companies
In accordance with local insurance regulations, our captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of its consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. This captive's solvency capital funds included equity and debt securities of $1,025 million as of March 27, 2020 and $1,266 million as of December 31, 2019, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations.
NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	March 27, 2020	December 31, 2019
Raw materials and packaging	$2,282	$2,180
Finished goods	901	851
Other	375	348
Total inventories	$3,558	$3,379

NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	March 27, 2020	December 31, 2019
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$140	$24
Foreign currency contracts	Other assets	228	91
Interest rate contracts	Prepaid expenses and other assets	12	10
Interest rate contracts	Other assets	517	427
Total assets		$897	$552
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$84	$40
Foreign currency contracts	Other liabilities	231	48
Interest rate contracts	Other liabilities	23	21
Total liabilities		$338	$109
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
2 Refer to Note 15 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	March 27, 2020	December 31, 2019
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$88	$13
Foreign currency contracts	Other assets	2	—
Commodity contracts	Prepaid expenses and other assets	1	8
Commodity contracts	Other assets	—	2
Other derivative instruments	Prepaid expenses and other assets	—	12
Other derivative instruments	Other assets	1	1
Total assets		$92	$36
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$130	$39
Foreign currency contracts	Other liabilities	4	—
Commodity contracts	Accounts payable and accrued expenses	70	13
Commodity contracts	Other liabilities	28	1
Other derivative instruments	Accounts payable and accrued expenses	44	—
Total liabilities		$276	$53
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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) ("AOCI") and are reclassified into the line item in our condensed consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is typically four years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualify for the Company's foreign currency cash flow hedging program were $9,849 million and $6,957 million as of March 27, 2020 and December 31, 2019, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of these foreign currency denominated assets and liabilities due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that have been designated as cash flow hedges for the Company's foreign currency denominated assets and liabilities were $3,028 million as of both March 27, 2020 and December 31, 2019.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $2 million as of both March 27, 2020 and December 31, 2019.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $550 million as of March 27, 2020. As of December 31, 2019, we did not have any interest rate swaps designated as a cash flow hedge.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income ("OCI"), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended March 27, 2020
Foreign currency contracts	$103	Net operating revenues	$(4)
Foreign currency contracts	11	Cost of goods sold	1
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	(90)	Other income (loss) — net	15
Interest rate contracts	8	Interest expense	(11)
Total	$32		$(1)
Three Months Ended March 29, 2019
Foreign currency contracts	$(2)	Net operating revenues	$6
Foreign currency contracts	1	Cost of goods sold	4
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	(22)	Other income (loss) — net	(50)
Interest rate contracts	—	Interest expense	(10)
Total	$(23)		$(52)

As of March 27, 2020, the Company estimates that it will reclassify into earnings during the next 12 months net gains of $6 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives related to our fair value hedges of this type were $12,360 million and $12,523 million as of March 27, 2020 and December 31, 2019, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		March 27, 2020	March 29, 2019
Interest rate contracts	Interest expense	$112	$212
Fixed-rate debt	Interest expense	(103)	(210)
Net impact to interest expense		$9	$2
Net impact of fair value hedging instruments		$9	$2

The following table summarizes the amounts recorded in the condensed consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

	Carrying Value of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments Included in Carrying Value of Hedged Items[1]
Balance Sheet Location of Hedged Items	March 27, 2020	December 31, 2019	March 27, 2020	December 31, 2019
Current maturities of long-term debt	$1,007	$1,004	$8	$5
Long-term debt	12,123	12,087	539	448
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended
	March 27, 2020	December 31, 2019	March 27, 2020	March 29, 2019
Foreign currency contracts	$491	$—	$(3)	$22
Foreign currency denominated debt	12,255	12,334	79	131
Total	$12,746	$12,334	$76	$153

The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three months ended March 27, 2020 and March 29, 2019. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended March 27, 2020 and March 29, 2019. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statement of cash flows.
Economic (Non-Designated) Hedging Strategy
In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of foreign currency, interest rate and commodity exposure. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The changes in the fair value of economic hedges are immediately recognized in earnings.
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our condensed consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our condensed consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,725 million and $4,291 million as of March 27, 2020 and December 31, 2019, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our condensed consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $405 million and $425 million as of March 27, 2020 and December 31, 2019, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		March 27, 2020	March 29, 2019
Foreign currency contracts	Net operating revenues	$24	$(11)
Foreign currency contracts	Cost of goods sold	14	(1)
Foreign currency contracts	Other income (loss) — net	(91)	21
Commodity contracts	Cost of goods sold	(85)	20
Other derivative instruments	Selling, general and administrative expenses	(56)	17
Other derivative instruments	Other income (loss) — net	(57)	34
Total		$(251)	$80

NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the three months ended March 27, 2020, the Company issued U.S. dollar-denominated debt of $5,000 million. The carrying value of this debt as of March 27, 2020 was $4,951 million. The general terms of the notes issued are as follows:

•	$1,000 million total principal amount of notes due March 25, 2025, at a fixed interest rate of 2.950 percent;

•	$1,000 million total principal amount of notes due March 25, 2027, at a fixed interest rate of 3.375 percent;

•	$1,250 million total principal amount of notes due March 25, 2030, at a fixed interest rate of 3.450 percent;

•	$500 million total principal amount of notes due March 25, 2040, at a fixed interest rate of 4.125 percent; and

•	$1,250 million total principal amount of notes due March 25, 2050, at a fixed interest rate of 4.200 percent.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Guarantees
As of March 27, 2020, we were contingently liable for guarantees of indebtedness owed by third parties of $411 million, of which $130 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Tax Audits
The Company is involved in various tax matters, some of which have an uncertain outcome. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained; (2) the tax position is "more likely than not" to be sustained but for a lesser amount; or (3) the tax position is "more likely than not" to be sustained but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved. The number of years subject to tax audits or tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained; (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Refer to Note 14.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $280 million and $301 million as of March 27, 2020 and December 31, 2019, respectively.

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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	March 27, 2020	December 31, 2019
Foreign currency translation adjustments	$(13,436)	$(11,270)
Accumulated derivative net gains (losses)	(193)	(209)
Unrealized net gains (losses) on available-for-sale debt securities	67	75
Adjustments to pension and other benefit liabilities	(2,134)	(2,140)
Accumulated other comprehensive income (loss)	$(15,696)	$(13,544)

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Three Months Ended March 27, 2020
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$2,775	$20	$2,795
Other comprehensive income:
Net foreign currency translation adjustments	(2,166)	(455)	(2,621)
Net gains (losses) on derivatives[1]	16	—	16
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(8)	—	(8)
Net change in pension and other benefit liabilities	6	—	6
Total comprehensive income (loss)	$623	$(435)	$188
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended March 27, 2020	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(2,281)	$212	$(2,069)
Reclassification adjustments recognized in net income	3	—	3
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(157)	—	(157)
Gains (losses) on net investment hedges arising during the period[1]	76	(19)	57
Net foreign currency translation adjustments	$(2,359)	$193	$(2,166)
Derivatives:
Gains (losses) arising during the period	$23	$(8)	$15
Reclassification adjustments recognized in net income	1	—	1
Net gains (losses) on derivatives[1]	$24	$(8)	$16
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(8)	$5	$(3)
Reclassification adjustments recognized in net income	(6)	1	(5)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(14)	$6	$(8)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$(25)	$(1)	$(26)
Reclassification adjustments recognized in net income	43	(11)	32
Net change in pension and other benefit liabilities	$18	$(12)	$6
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(2,331)	$179	$(2,152)

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended March 29, 2019	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$997	$(73)	$924
Reclassification adjustments recognized in net income	192	—	192
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(287)	—	(287)
Gains (losses) on net investment hedges arising during the period[1]	153	(28)	125
Net foreign currency translation adjustments	$1,055	$(101)	$954
Derivatives:
Gains (losses) arising during the period	$(36)	$4	$(32)
Reclassification adjustments recognized in net income	53	(13)	40
Net gains (losses) on derivatives[1]	$17	$(9)	$8
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$24	$(7)	$17
Reclassification adjustments recognized in net income	(2)	—	(2)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$22	$(7)	$15
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$(1)	$4	$3
Reclassification adjustments recognized in net income	37	(9)	28
Net change in pension and other benefit liabilities	$36	$(5)	$31
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$1,130	$(122)	$1,008

[1]	Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.

[2]	Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended March 27, 2020
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$3
	Income before income taxes	3
	Income taxes	—
	Consolidated net income	$3
Derivatives:
Foreign currency contracts	Net operating revenues	$4
Foreign currency contracts	Cost of goods sold	(1)
Foreign currency contracts	Other income (loss) — net	(15)
Foreign currency and interest rate contracts	Interest expense	13
	Income before income taxes	1
	Income taxes	—
	Consolidated net income	$1
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$(6)
	Income before income taxes	(6)
	Income taxes	1
	Consolidated net income	$(5)
Pension and other benefit liabilities:
Recognized net actuarial loss	Other income (loss) — net	$44
Recognized prior service cost (credit)	Other income (loss) — net	(1)
	Income before income taxes	43
	Income taxes	(11)
	Consolidated net income	$32

[1]	Related to the sale of a portion of our ownership interest in one of our equity method investments. Refer to Note 2.

NOTE 10: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended March 27, 2020	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2019	4,280	$21,098	$65,855	$(13,544)	$1,760	$17,154	$(52,244)	$2,117
Comprehensive income (loss)	—	188	2,775	(2,152)	—	—	—	(435)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.41 per share)	—	(1,760)	(1,760)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(6)	—	—	—	—	—	(6)
Impact related to stock-based compensation plans	14	314	—	—	—	158	156	—
March 27, 2020	4,294	$19,834	$66,870	$(15,696)	$1,760	$17,312	$(52,088)	$1,676

			Shareowners of The Coca-Cola Company
Three Months Ended March 29, 2019	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2018	4,268	$19,058	$63,234	$(12,814)	$1,760	$16,520	$(51,719)	$2,077
Adoption of accounting standards	—	(18)	501	(519)	—	—	—	—
Comprehensive income (loss)	—	2,683	1,678	1,008	—	—	—	(3)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.40 per share)	—	(1,709)	(1,709)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(5)	—	—	—	—	—	(5)
Purchases of treasury stock	(9)	(398)	—	—	—	—	(398)	—
Impact related to stock-based compensation plans	9	193	—	—	—	57	136	—
March 29, 2019	4,268	$19,804	$63,704	$(12,325)	$1,760	$16,577	$(51,981)	$2,069

NOTE 11: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended March 27, 2020, the Company recorded other operating charges of $202 million. These charges primarily consisted of an impairment charge of $152 million related to a trademark in North America, which was primarily driven by revised projections of future operating results due to reduced availability at retail customer outlets and a change in brand focus in the Company's portfolio. In addition, other operating charges included $39 million related to the Company's productivity and reinvestment program and $11 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of the remaining interest in fairlife. Refer to Note 2 for additional information on the acquisition of the remaining interest in fairlife. Refer to Note 12 for additional information on the Company's productivity and reinvestment program. Refer to Note 15 for additional information on the impairment charge. Refer to Note 16 for the impact these charges had on our operating segments and Corporate.
During the three months ended March 29, 2019, the Company recorded other operating charges of $127 million. These charges primarily consisted of $68 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $46 million of transaction costs associated with the purchase of Costa, which we acquired in January 2019, and $11 million for costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Other operating charges also included $2 million related to tax litigation expense. Refer to Note 2 for additional information on the acquisition of Costa. Refer to Note 8 for additional information related to the tax litigation. Refer to Note 12 for additional information on the Company's productivity and reinvestment program. Refer to Note 16 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three months ended March 27, 2020 and March 29, 2019, the Company recorded net charges of $38 million and $42 million, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
Other Income (Loss) — Net
During the three months ended March 27, 2020, the Company recognized a gain of $902 million in conjunction with our acquisition of the remaining interest in fairlife, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value, and a gain of $18 million related to the sale of a portion of our ownership interest in one of our equity method investments. These gains were partially offset by a net loss of $392 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a loss of $57 million related to economic hedging activities. Refer to Note 2 for additional information on the acquisition of the remaining interest in fairlife. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 6 for additional information on our economic hedging activities. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
During the three months ended March 29, 2019, the Company recognized an other-than-temporary impairment charge of $286 million related to Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"), an equity method investee. The Company also recognized a $121 million loss in conjunction with our acquisition of the remaining interest in CHI and a $57 million other-than-temporary impairment charge related to one of our equity method investees in North America. These charges were partially offset by a net gain of $149 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a gain of $39 million related to the sale of a portion of our equity ownership interest in Andina and a gain of $34 million related to economic hedging activities. Refer to Note 2 for additional information on the acquisition of the remaining interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 6 for additional information on our economic hedging activities. Refer to Note 15 for additional information related to the impairment charges and the loss recognized in conjunction with our acquisition of the remaining interest in CHI. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
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
In October 2014, the Company announced that we were further expanding our productivity and reinvestment program and extending it through 2019. The expansion of the productivity initiatives focused on four key areas: restructuring the Company's global supply chain; implementing zero-based work, an evolution of zero-based budget principles, across the organization; streamlining and simplifying the Company's operating model; and further driving increased discipline and efficiency in direct marketing investments.
In April 2017, the Company announced another expansion of our productivity and reinvestment program. This expansion is focused on achieving additional efficiencies in both our supply chain and our marketing expenditures as well as transitioning to a new, more agile operating model to enable growth. Under this operating model, our business units will be supported by an expanded enabling services organization and a corporate center focused on a few strategic initiatives, policy and governance. The expanded enabling services organization will focus on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence. Certain productivity initiatives included in this program, primarily related to our enabling services organization, will continue until the initiatives have been completed.
The Company has incurred total pretax expenses of $3,869 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 16 for the impact these charges had on our operating segments and Corporate. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended March 27, 2020 (in millions):

	Accrued Balance December 31, 2019	Costs Incurred	Payments	Noncash and Exchange	Accrued Balance March 27, 2020
Severance pay and benefits	$58	$1	$(7)	$(2)	$50
Outside services	1	27	(27)	—	1
Other direct costs	7	11	(11)	(4)	3
Total	$66	$39	$(45)	$(6)	$54

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost (income) for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Service cost	$28	$26	$3	$2
Interest cost	59	72	6	7
Expected return on plan assets[1]	(147)	(138)	(4)	(3)
Amortization of prior service credit	—	(1)	(1)	(1)
Amortization of net actuarial loss	43	38	1	1
Net periodic benefit cost (income)	$(17)	$(3)	$5	$6
1 The weighted-average expected long-term rates of return on plan assets used in computing 2020 net periodic benefit cost (income) are 7.50 percent for pension benefit plans and 4.50 percent for other postretirement benefit plans.
All of the amounts in the table above, other than service cost, were recorded in the line item other income (loss) — net in our condensed consolidated statements of income. During the three months ended March 27, 2020, the Company contributed $7 million to our pension trusts, and we anticipate making additional contributions of approximately $20 million during the remainder of 2020. The Company contributed $6 million to our pension trusts during the three months ended March 29, 2019.
NOTE 14: INCOME TAXES
The Company recorded income taxes of $215 million (7.2 percent effective tax rate) and $522 million (23.5 percent effective tax rate) during the three months ended March 27, 2020 and March 29, 2019, respectively.
The Company's effective tax rates for the three months ended March 27, 2020 and March 29, 2019 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate. The Company's effective tax rate for the three months ended March 27, 2020 included the favorable impact of a $40 million tax benefit associated with the gain recorded upon the acquisition of the remaining interest in fairlife and also included the net tax benefit of various discrete tax items recorded during the quarter. Refer to Note 2 for additional information on the acquisition of the remaining interest in fairlife.
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the IRS for the tax years 2007 through 2009, after a five-year audit. Refer to Note 8.

NOTE 15: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

March 27, 2020	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,457	$194	$15		$97	$—		$1,763
Debt securities[1]	—	2,452	38		—	—		2,490
Derivatives[2]	1	988	—		—	(670)	[5]	319	[7]
Total assets	$1,458	$3,634	$53		$97	$(670)		$4,572
Liabilities:
Contingent consideration liability	$—	$—	$(281)	[8]	$—	$—		$(281)
Derivatives[2]	(42)	(572)	—		—	572	[6]	(42)	[7]
Total liabilities	$(42)	$(572)	$(281)		$—	$572		$(323)
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

[5]	The Company is obligated to return $233 million in cash collateral it has netted against its derivative position.

[6]	The Company has the right to reclaim $95 million in cash collateral it has netted against its derivative position.
7 The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows:
$319 million in the line item other assets and $42 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.
8 Refer to Note 2 for additional information related to the contingent consideration liability resulting from our acquisition of the remaining interest in fairlife.

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

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three months ended March 27, 2020 and March 29, 2019.

The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended March 27, 2020 and March 29, 2019.
Nonrecurring Fair Value Measurements
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended
	March 27, 2020		March 29, 2019
Impairment of intangible asset	$(152)	[1]	$—
Other-than-temporary impairment charges	—		(343)	[3]
Investment in former equity method investee	—		(121)	[4]
Impairment of equity investment without a readily determinable fair value	(26)	[2]	—
Total	$(178)		$(464)

1 The Company recorded an impairment charge of $152 million related to a trademark in North America, which was primarily driven by revised projections of future operating results due to reduced availability at retail customer outlets and a change in brand focus in the Company's portfolio. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
2 The Company recorded an impairment charge of $26 million related to an investment in an equity security without a readily determinable fair value. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
3 Based on the length of time and the extent to which the market value of our investment in CCBJHI, an equity method investee, has been less than our carrying value and the financial condition and near-term prospects of the issuer, management determined that the decline in fair value was other than temporary in nature. As a result, the Company recognized an other-than-temporary impairment charge of $286 million. This impairment charge was determined using the quoted market price (a Level 1 measurement) of CCBJHI. The Company also recognized an other-than-temporary impairment charge of $57 million related to one of our equity method investees in North America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
4 The Company recognized a loss of $121 million in conjunction with our acquisition of the remaining interest in CHI, primarily driven by foreign currency exchange rate fluctuations. The fair value of this investment was derived using discounted cash flow analyses based on Level 3 inputs.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. As of March 27, 2020, the carrying amount and fair value of our long-term debt, including the current portion, were $36,736 million and $37,555 million, respectively. As of December 31, 2019, the carrying amount and fair value of our long-term debt, including the current portion, were $31,769 million and $32,725 million, respectively.

NOTE 16: OPERATING SEGMENTS
Information about our Company's operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa		Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Three Months Ended March 27, 2020
Net operating revenues:
Third party	$1,573		$930	$2,849	$989	$573	$1,656		$31	$—	$8,601
Intersegment	152		—	1	139	—	2		—	(294)	—
Total net operating revenues	1,725		930	2,850	1,128	573	1,658		31	(294)	8,601
Operating income (loss)	960		539	387	511	19	63		(99)	—	2,380
Income (loss) before income taxes	971		535	402	513	18	198		373	—	3,010
Identifiable operating assets	8,172	[1]	1,853	20,600	2,312	7,378	10,184	[1]	24,842	—	75,341
Investments[2]	498		661	357	225	11	12,968		3,952	—	18,672
As of and for the Three Months Ended March 29, 2019
Net operating revenues:
Third party	$1,634		$896	$2,681	$1,060	$583	$1,808		$32	$—	$8,694
Intersegment	138		—	2	127	2	2		—	(271)	—
Total net operating revenues	1,772		896	2,683	1,187	585	1,810		32	(271)	8,694
Operating income (loss)	978		496	586	542	66	100		(333)	—	2,435
Income (loss) before income taxes	988		491	537	550	68	(100)		(309)	—	2,225
Identifiable operating assets	8,379	[1]	1,838	18,316	2,088	7,350	10,867	[1]	19,305	—	68,143
Investments[2]	719		786	343	223	—	14,360		3,773	—	20,204
As of December 31, 2019
Identifiable operating assets	$8,143	[1]	$1,801	$17,687	$2,060	$7,265	$11,170	[1]	$18,376	$—	$66,502
Investments[2]	543		716	358	224	14	14,093		3,931	—	19,879

1 Property, plant and equipment — net in South Africa represented 14 percent, 14 percent and 16 percent of consolidated property, plant and equipment — net as of March 27, 2020, March 29, 2019 and December 31, 2019, respectively.
2 Principally equity method investments and other investments in bottling companies.
During the three months ended March 27, 2020, the results of our operating segments and Corporate were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $152 million for North America due to an impairment charge related to a trademark, which was primarily driven by revised projections of future operating results due to reduced availability at retail customer outlets and a change in brand focus in the Company's portfolio. Refer to Note 15.

•	Operating income (loss) and income (loss) before income taxes were reduced by $39 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 12.

•
Operating income (loss) and income (loss) before income taxes were reduced by $11 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of the remaining interest in fairlife. Refer to Note 2.

•
Income (loss) before income taxes was increased by $902 million for Corporate in conjunction with our acquisition of the remaining interest in fairlife, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value. Refer to Note 2.

•	Income (loss) before income taxes was increased by $18 million for Corporate related to the sale of a portion of our ownership interest in one of our equity method investments.

•
Income (loss) before income taxes was reduced by $392 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•
Income (loss) before income taxes was reduced by $38 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

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

•
Operating income (loss) and income (loss) before income taxes were reduced by $11 million for Bottling Investments related to costs incurred to refranchise certain of our North America bottling operations. Refer to Note 11.

•
Income (loss) before income taxes was increased by $149 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•	Income (loss) before income taxes was increased by $39 million for Corporate related to the sale of a portion of our equity ownership interest in Andina. Refer to Note 2.

•	Income (loss) before income taxes was reduced by $286 million for Bottling Investments due to an other-than-temporary impairment charge related to CCBJHI, an equity method investee. Refer to Note 15.

•	Income (loss) before income taxes was reduced by $121 million for Corporate resulting from a loss in conjunction with our acquisition of the remaining interest in CHI. Refer to Note 2 and Note 15.

•	Income (loss) before income taxes was reduced by $57 million for North America due to an other-than-temporary impairment charge related to one of our equity method investees. Refer to Note 15.

•
Income (loss) before income taxes was reduced by $42 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.
During the three months ended March 27, 2020, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have impacted our business globally. In particular, the outbreak and preventive measures taken to contain COVID-19 negatively impacted our unit case volume and our price, product and geographic mix in all of our operating segments, primarily due to unfavorable channel and product mix as consumer demand has shifted to more at-home consumption versus away from home. Our worldwide concentrate sales volume was approximately 1 point ahead of unit case sales volume as a result of bottler inventory build primarily related to the uncertainty associated with COVID-19.
In response to the COVID-19 outbreak and business disruption, we have five priorities:

•	To ensure the health and safety of Coca-Cola system employees

•	To support and make a difference in the communities we serve

•	To keep our brands in supply and to maintain the quality and safety of our products

•	To best serve our customers across all channels as they adapt to the shifting demands of consumers during the crisis

•	To best position ourselves to emerge strong when this crisis ends
As of the date of this filing, we have activated our contingency plans. We have deployed global and regional teams to monitor the rapidly evolving situation and recommend risk mitigation actions; we have implemented travel restrictions; and we are following social distancing practices. Around the world, we are endeavoring to follow guidance from authorities and health officials including, but not limited to, checking the temperature of associates when entering our facilities, requiring associates to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at system facilities. In addition, nearly all office-based employees around the world are required to work remotely.
We are grateful to the people throughout the world who are providing essential services, keeping communities safe and ensuring access to food, medicine and many other essential goods. We have made contributions of money, product and materials to support relief efforts in impacted local communities across the globe.
During times of crisis, business continuity and adapting to the needs of our customers is critical. We have developed systemwide knowledge-sharing routines and processes which include the management of any supply chain challenges. As of the date of this filing, there has been no material impact and we do not foresee a material impact on our and our bottling partners' ability to manufacture or distribute our products. We are moving with speed to best serve our customers impacted by COVID-19. In partnership with our bottlers and retail customers, we are working to ensure adequate inventory levels in key channels while prioritizing core brands and key packages. We are increasing investments in e-commerce to support retailer and meal delivery services, shifting toward package sizes that are fit-for-purpose for online sales and shifting consumer and trade promotion to digital.
Although we are experiencing a time of crisis, we are not losing sight of long-term opportunities for our business. We believe that we will come out of this situation a better and stronger company by driving our long-term strategies, responding to changing consumer behavior and capitalizing on new opportunities created by the crisis.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. As a result, management must make numerous assumptions which involve a significant amount of judgment when completing recoverability and impairment tests of current and noncurrent assets in various regions around the world.
Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending, proceeds from the sale of assets and customers' financial condition. These factors are even more difficult to estimate as a result of uncertainties associated with the duration of the various shelter-in-place orders across the globe related to the COVID-19 pandemic and the post-pandemic economic recovery. The estimates we use when assessing the recoverability of assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a market participant would use. The variability of these factors depends on a number of conditions, including uncertainty associated with COVID-19, and thus our accounting estimates may change from period to period. Our current estimates reflect that the various shelter-in-place orders and social distancing practices across the globe will have a significant negative impact on our business in the second quarter of 2020. We also anticipate that many smaller customers throughout the world may permanently close. The Company has certain intangible and other long-lived assets that are more dependent on cash flows generated in the away-from-home channels and/or that generate cash flows in geographic areas that are more heavily impacted by COVID-19, and are therefore more susceptible to impairment. In addition, intangible and other long-lived assets we acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions at the time of acquisition. If we had used other assumptions and estimates when tests of these assets were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions or if different conditions exist in future periods, future impairment charges could result. Also, if a customer which has received advanced funding from the Company permanently closes, we may be required to write off the unamortized balance of the funding. The total future impairment charges and other asset write-offs we may be required to record could be material.
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
As of March 27, 2020, the carrying value of our investment in Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI") exceeded its fair value by $45 million, or 7 percent, and the carrying value of our investment in Coca-Cola European Partners plc ("CCEP") exceeded its fair value by $665 million, or 23 percent. Based on the length of time and the extent to which the fair values have been less than our carrying values and our intent and ability to retain the investments for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the declines in fair values were temporary in nature. Therefore, we did not record an impairment charge related to either investment.
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

OPERATIONS REVIEW
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
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
Unit case volume growth is a metric used by management to evaluate the Company's performance because it measures demand for our products at the consumer level. The Company's unit case volume represents the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers or consumers and, therefore, reflects unit case volume for both consolidated and unconsolidated bottlers. Refer to the heading "Beverage Volume" below.
Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished products sold by, the Company to its bottling partners or other customers. For Costa Limited ("Costa") non-ready-to-drink beverage products, concentrate sales volume represents the amount of coffee beans and finished beverages (in all instances expressed in unit case equivalents) sold by the Company to customers or consumers. Refer to the heading "Beverage Volume" below.
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
We generally refer to acquisitions and divestitures of bottling operations as structural changes, which are a component of acquisitions and divestitures. Typically, structural changes do not impact the Company's unit case volume or concentrate sales volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products, regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's acquisitions and divestitures.
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
"Licensed brands" refers to brands not owned by the Company but for which we hold certain rights, generally including, but not limited to, distribution rights, and from which we derive an economic benefit when the products are sold. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to these brands in periods prior to the beginning of the term of a license agreement. Therefore, in the year a license agreement is entered into, the unit case volume and concentrate sales volume related to the brand is incremental to prior year volume. We generally do not consider the licensing of a brand to be a structural change.

In 2020, the Company acquired the remaining interest in fairlife, LLC ("fairlife"). The impact on revenues for fairlife products not previously sold by the Company has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the North America operating segment.
In 2019, the Company acquired the remaining interest in C.H.I. Limited ("CHI"). The impact of this acquisition has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Europe, Middle East and Africa operating segment. Other acquisitions by the Company included controlling interests in bottling operations in Zambia, Kenya and Eswatini. The impact of these acquisitions has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Europe, Middle East and Africa operating segments.
Also in 2019, the Company refranchised certain of its bottling operations in India. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments.
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings), with the exception of unit case equivalents for Costa non-ready-to-drink beverage products which are primarily measured in number of transactions; and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers or consumers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. For Costa non-ready-to-drink beverage products, concentrate sales volume represents the amount of coffee beans and finished beverages (in all instances expressed in unit case equivalents) sold by the Company to customers or consumers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, source waters or powders/minerals, may give rise to differences between unit case volume and concentrate sales volume growth rates.

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2020 versus 2019
	Three Months Ended March 27, 2020
	Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	(1)%		—%
Europe, Middle East & Africa	—%		(1)%
Latin America	—		5
North America	3		4	[6]
Asia Pacific	(7)		1	[7]
Global Ventures	(2)		(3)
Bottling Investments	(5)	[5]	N/A
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
4 Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. For Costa non-ready-to-drink products, concentrate sales volume represents the amount of coffee beans and finished beverages (in all instances expressed in unit case equivalents) sold by the Company to customers or consumers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2020 had one less day when compared to the first quarter of 2019, and the fourth quarter of 2020 will have two additional days when compared to the fourth quarter of 2019.

[5]	After considering the impact of structural changes, unit case volume for Bottling Investments for the three months ended March 27, 2020 declined 4 percent.
6 After considering the impact of structural changes, concentrate sales volume for North America for the three months ended March 27, 2020 grew 3 percent.
7 After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the three months ended March 27, 2020 declined 3 percent.
Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Three Months Ended March 27, 2020 versus Three Months Ended March 29, 2019
Unit case volume in Europe, Middle East and Africa was even, which included growth of 4 percent in water, enhanced water and sports drinks, offset by a 9 percent decline in juice, dairy and plant-based beverages and a 5 percent decline in tea and coffee. Volume in sparkling soft drinks was even. The group's sparkling soft drinks volume reflected growth of 2 percent in Trademark Coca-Cola. The group reported increases in unit case volume in the Middle East & North Africa; West Africa; Turkey, Caucasus & Central Asia; and Central & Eastern Europe business units. The increases in these business units were offset by decreases in the South & East Africa and Western Europe business units.
In Latin America, unit case volume was even, which included growth of 11 percent in water, enhanced water and sports drinks, offset by a 2 percent decline in both sparkling soft drinks and juice, dairy and plant-based beverages. The group reported an increase in unit case volume of 12 percent in the Latin Center business unit, offset by declines in unit case volume of 3 percent in both the Brazil and South Latin business units and 1 percent in the Mexico business unit.
Unit case volume in North America grew 3 percent, which included growth of 16 percent in water, enhanced water and sports drinks and growth of 3 percent in juice, dairy and plant-based beverages, partially offset by a 3 percent decline in tea and coffee. The group's sparkling soft drinks volume was even, which included 1 percent growth in Trademark Coca-Cola.
In Asia Pacific, unit case volume declined 7 percent, which included a 4 percent decline in sparkling soft drinks, a 16 percent decline in juice, dairy and plant-based beverages, a 13 percent decline in water, enhanced water and sports drinks and a 5 percent decline in tea and coffee. Sparkling soft drinks volume included 1 percent growth in Trademark Coca‑Cola. The group reported declines in unit case volume of 14 percent in the Greater China & Korea business unit, 7 percent in the India & South West Asia business unit and 3 percent in the Japan business unit. The declines in these business units were partially offset by a 2 percent increase in unit case volume in the ASEAN business unit and even volume in the South Pacific business unit.
Unit case volume for Global Ventures declined 2 percent, primarily driven by a 10 percent decrease in tea and coffee, partially offset by a 10 percent increase in juice, dairy and plant-based beverages and growth in energy drinks.
Unit case volume for Bottling Investments declined 5 percent. Declines in nearly all of our consolidated bottling operations as a result of COVID-19 were partially offset by 4 percent growth in the Philippines bottling operation.
The ultimate impact that COVID-19 will have on the second quarter and full year 2020 unit case volume is unknown at this time, as it will depend heavily on the duration of the shelter-in-place orders, as well as the substance and pace of the post- pandemic recovery. However, we currently believe the impact to the second quarter will be material. Since the beginning of April, the Company has experienced a volume decline globally of approximately 25 percent, with nearly all of that decline coming in away-from-home channels.
Concentrate Sales Volume
During the three months ended March 27, 2020, worldwide concentrate sales volume was even and unit case volume declined 1 percent compared to the three months ended March 29, 2019. Concentrate sales volume growth is calculated based on the amount of concentrate sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2020 had one less day when compared to the first quarter of 2019, which contributed to the differences between unit case volume and concentrate sales volume growth rates on a consolidated basis and for the individual operating segments during the three months ended March 27, 2020. In addition, the differences between unit case volume and concentrate sales volume growth rates during the three months ended March 27, 2020 were due to additional concentrate shipments in the current year as bottlers built inventory due to the uncertainty associated with COVID-19, offset by the timing of concentrate shipments related to Brexit in the prior year.
Net Operating Revenues
During the three months ended March 27, 2020, net operating revenues were $8,601 million compared to $8,694 million during the three months ended March 29, 2019, a decrease of $93 million, or 1 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2020 versus 2019
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	—%	—%	(2)%	1%	(1)%
Europe, Middle East & Africa	(1)%	—%	(3)%	1%	(3)%
Latin America	5	8	(10)	—	4
North America	3	1	—	2	6
Asia Pacific	(3)	(4)	(1)	2	(5)
Global Ventures	(3)	1	—	—	(2)
Bottling Investments	(4)	(2)	(1)	(1)	(8)
Note: Certain rows may not add due to rounding.
1 Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments and our Global Ventures operating segment (expressed in unit case equivalents) after considering the impact of acquisitions and divestitures. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume computed by comparing the total sales (rather than the average daily sales) in each of the corresponding periods after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only after considering the impact of structural changes. Refer to the heading "Beverage Volume" above.
2 Includes structural changes. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above.
Refer to the heading "Beverage Volume" above for additional information related to changes in our unit case and concentrate sales volumes.
"Price, product and geographic mix" refers to the change in net operating revenues caused by factors such as price changes, the mix of products and packages sold, and the mix of channels and geographic territories where the sales occurred. The impact of price, product and geographic mix is calculated by subtracting the change in net operating revenues resulting from volume increases or decreases, changes in foreign currency exchange rates, and acquisitions and divestitures from the total change in net operating revenues. Management believes that providing investors with price, product and geographic mix enhances their understanding about the combined impact that the following items had on the Company's net operating revenues: (1) pricing actions taken by the Company and, where applicable, our bottling partners; (2) changes in the mix of products and packages sold; and (3) changes in the mix of channels and geographic territories where products were sold. Management uses this measure in making financial, operating and planning decisions and in evaluating the Company's performance.
Price, product and geographic mix was even and was impacted by a variety of factors and events including, but not limited to, the following:

•	Europe, Middle East and Africa — favorable price, product and package mix, offset by negative geographic mix, including the impact of the Brexit inventory build in the prior year;

•	Latin America — favorable price and package mix in Mexico and the impact of inflationary environments in certain markets;

•	North America — favorable pricing initiatives, partially offset by unfavorable product mix resulting from strong sales in packaged water;

•	Asia Pacific — unfavorable channel and product mix across a majority of the business units;

•	Global Ventures — favorable product mix; and

•	Bottling Investments — unfavorable product and package mix primarily in our bottling operations in Africa.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 2 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, Brazilian real, South African rand and Australian dollar, which had an unfavorable impact on all of our operating segments, except for North America and Global Ventures. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen and Mexican Peso, which had a favorable impact on our Asia Pacific and Latin America operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
"Acquisitions and divestitures" refers to acquisitions and divestitures of brands or businesses, some of which the Company considers to be structural changes. The impact of acquisitions and divestitures is the difference between the change in net operating revenues and the change in what our net operating revenues would have been if we removed the net operating revenues associated with an acquisition or divestiture from either the current year or the prior year, as applicable. Management believes that quantifying the impact that acquisitions and divestitures had on the Company's net operating revenues provides investors with useful information to enhance their understanding of the Company's net operating revenue performance by improving their ability to compare our period-to-period results. Management considers the impact of acquisitions and divestitures when evaluating the Company's performance. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above for additional information related to acquisitions and divestitures.
Net operating revenue growth rates are impacted by sales volume; price, product and geographic mix; foreign currency fluctuations; and acquisitions and divestitures. The size and timing of acquisitions and divestitures are not consistent from period to period. Based on current spot rates and our hedging coverage in place, we expect foreign currencies will have an unfavorable impact on our full year 2020 net operating revenues.
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
Our gross profit margin decreased to 60.8 percent for the three months ended March 27, 2020, compared to 61.3 percent for the three months ended March 29, 2019. This decrease was primarily due to an unfavorable impact of foreign currency exchange rate fluctuations.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019
Stock-based compensation expense (income)	$(5)	$40
Advertising expenses	902	953
Selling and distribution expenses	698	675
Other operating expenses	1,053	1,099
Selling, general and administrative expenses	$2,648	$2,767
During the three months ended March 27, 2020, selling, general and administrative expenses decreased $119 million, or 4 percent, versus the prior year comparable period. The decrease was primarily due to a reduction in stock-based compensation expense resulting from a change in the estimated payout, effective cost management as a result of uncertainties related to COVID-19, the impact of savings from our productivity initiatives and a foreign currency exchange rate impact of 1 percent.
During the three months ended March 27, 2020, foreign currency exchange rate fluctuations decreased advertising expenses by 2 percent.
During the three months ended March 27, 2020, the increase in selling and distribution expenses was primarily due to amortization and depreciation expense in the current year for Coca-Cola Beverages Africa Proprietary Limited ("CCBA"). During the three months ended March 29, 2019, CCBA was classified as held for sale, and therefore amortization and depreciation expense were not recorded.
As of March 27, 2020, we had $382 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 2.4 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards granted.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended
	March 27, 2020	March 29, 2019
Europe, Middle East & Africa	$—	$1
Latin America	—	—
North America	152	17
Asia Pacific	—	—
Global Ventures	—	—
Bottling Investments	—	13
Corporate	50	96
Total	$202	$127
During the three months ended March 27, 2020, the Company recorded other operating charges of $202 million. These charges primarily consisted of an impairment charge of $152 million related to a trademark in North America, which was driven by revised projections of future operating results due to reduced availability at retail customer outlets and a change in brand focus in the Company's portfolio. In addition, other operating charges included $39 million related to the Company's productivity and reinvestment program and $11 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of the remaining interest in fairlife. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the acquisition of the remaining interest in fairlife. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for information on the impairment charge. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
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
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended
	March 27, 2020	March 29, 2019
Europe, Middle East & Africa	40.3%	40.1%
Latin America	22.7	20.4
North America	16.3	24.1
Asia Pacific	21.5	22.3
Global Ventures	0.8	2.7
Bottling Investments	2.6	4.1
Corporate	(4.2)	(13.7)
Total	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

	Three Months Ended
	March 27, 2020	March 29, 2019
Consolidated	27.7%	28.0%
Europe, Middle East & Africa	61.1%	59.8%
Latin America	58.0	55.4
North America	13.6	21.9
Asia Pacific	51.6	51.2
Global Ventures	3.3	11.2
Bottling Investments	3.8	5.5
Corporate	*	*
* Calculation is not meaningful.
During the three months ended March 27, 2020, operating income was $2,380 million, compared to $2,435 million during the three months ended March 29, 2019, a decrease of $55 million, or 2 percent. The decrease was primarily driven by an unfavorable foreign currency exchange rate impact and higher other operating charges, partially offset by lower selling, general and administrative expenses.
During the three months ended March 27, 2020, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 3 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, Brazilian real, South African rand and Australian dollar, which had an unfavorable impact on all of our operating segments, except for North America and Global Ventures. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen and Mexican Peso, which had a favorable impact on our Asia Pacific and Latin America operating segments.

The Company's Europe, Middle East and Africa segment reported operating income of $960 million and $978 million for the three months ended March 27, 2020 and March 29, 2019, respectively. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact of 3 percent and unfavorable geographic mix.
Latin America reported operating income of $539 million and $496 million for the three months ended March 27, 2020 and March 29, 2019, respectively. The increase in operating income was driven by concentrate sales volume growth of 5 percent and favorable price mix, partially offset by an unfavorable foreign currency exchange rate impact of 12 percent.
Operating income for North America for the three months ended March 27, 2020 and March 29, 2019 was $387 million and $586 million, respectively. The decrease in operating income was primarily driven by higher other operating charges and the timing of selling, general and administrative expenses, partially offset by concentrate sales volume growth of 4 percent and favorable price mix.
Asia Pacific's operating income for the three months ended March 27, 2020 and March 29, 2019 was $511 million and $542 million, respectively. The decrease in operating income was primarily driven by unfavorable channel and product mix, partially offset by lower selling, general and administrative expenses and an unfavorable foreign currency exchange rate impact of 1 percent.
Global Ventures' operating income for the three months ended March 27, 2020 and March 29, 2019 was $19 million and $66 million, respectively. The decrease in operating income was primarily due to the impact from Costa retail store closures across China and the United Kingdom as a result of the COVID-19 pandemic.
Bottling Investments' operating income for the three months ended March 27, 2020 and March 29, 2019 was $63 million and $100 million, respectively. The decrease in operating income was driven by the depreciation and amortization of the applicable assets of CCBA, which began in the second quarter of 2019 when we concluded that CCBA would no longer be classified as held for sale, and unfavorable product and package mix, partially offset by effective cost management.
Corporate's operating loss for the three months ended March 27, 2020 and March 29, 2019 was $99 million and $333 million, respectively. Operating loss in 2020 decreased primarily as a result of lower stock-based compensation costs, lower annual incentive expense, lower other operating charges and savings from productivity initiatives.
Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have an unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended March 27, 2020, interest income was $112 million, compared to $133 million during the three months ended March 29, 2019, a decrease of $21 million, or 16 percent. This decrease was primarily driven by lower investment balances in certain of our international locations, as well as the unfavorable impact of fluctuations in foreign currency exchange rates.
Interest Expense
During the three months ended March 27, 2020, interest expense was $193 million, compared to $245 million during the three months ended March 29, 2019, a decrease of $52 million, or 21 percent. This decrease was primarily due to the impact of lower short-term U.S. interest rates and lower debt balances in certain of our international locations, partially offset by the impact of long-term debt issued in the third quarter of 2019.
Equity Income (Loss) — Net
During the three months ended March 27, 2020, equity income was $167 million, compared to equity income of $133 million during the three months ended March 29, 2019, an increase of $34 million, or 26 percent. This increase reflects the impact of more favorable operating results reported by several of our equity method investees, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations. The Company recorded net charges of $38 million and $42 million in the line item equity income (loss) — net during the three months ended March 27, 2020 and March 29, 2019, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
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
During the three months ended March 27, 2020, other income (loss) — net was income of $544 million. The Company recognized a gain of $902 million in conjunction with our acquisition of the remaining interest in fairlife, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value, and a gain of $18 million related to the sale of a portion of our ownership interest in one of our equity method investments. These gains were partially offset by a net loss of $392 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a loss of $57 million related to economic hedging activities. Other income (loss) — net also included income of $43 million related to the non-service cost components of net periodic benefit cost, net foreign currency exchange gains of $16 million and dividend income of $7 million. None of the other items included in other income (loss) — net during the three months ended March 27, 2020 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the acquisition of the remaining interest in fairlife. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for information on economic hedging activities. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
During the three months ended March 29, 2019, other income (loss) — net was a loss of $231 million. The Company recognized an other-than-temporary impairment charge of $286 million related to CCBJHI, an equity method investee. The Company also recognized a $121 million loss in conjunction with our acquisition of the remaining interest in CHI and a $57 million other-than-temporary impairment charge related to one of our equity method investees in North America. These charges were partially offset by a net gain of $149 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a gain of $39 million related to the sale of a portion of our equity ownership interest in Embotelladora Andina S.A. ("Andina") and a gain of $34 million related to economic hedging activities. Other income (loss) — net also included income of $25 million related to the non-service cost components of net periodic benefit cost and $11 million of dividend income, partially offset by net foreign currency exchange losses of $21 million. None of the other items included in other income (loss) — net during the three months ended March 29, 2019 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the acquisition of the remaining interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for information on economic hedging activities. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for information on the impairment charges and the loss recognized in conjunction with our acquisition of the remaining interest in CHI. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
Income Taxes
The Company recorded income taxes of $215 million (7.2 percent effective tax rate) and $522 million (23.5 percent effective tax rate) during the three months ended March 27, 2020 and March 29, 2019, respectively.
The Company's effective tax rates for the three months ended March 27, 2020 and March 29, 2019 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate. The Company's effective tax rate for the three months ended March 27, 2020 included the favorable impact of a $40 million tax benefit associated with the gain recorded upon the acquisition of the remaining interest in fairlife and also included the net tax benefit of various discrete tax items recorded during the quarter. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the acquisition of the remaining interest in fairlife.
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the Internal Revenue Service ("IRS") for the tax years 2007 through 2009, after a five-year audit. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's effective tax rate in 2020 is expected to be 19.5 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we are reevaluating all aspects of our spending. We recognize that marketing campaigns are often less effective at times like these; therefore, we have taken actions to adjust our marketing spending until we have more clarity and visibility into the impact of the pandemic on our business. We are reviewing all of our capital projects to ensure that we are only spending on projects that are deemed to be essential in the current environment. We have taken steps to limit spending on travel, third-party services and other operating expenses, and we continue to focus on cash flow generation. Our current capital allocation priorities are focused on investing wisely to support our business operations and continuing to prioritize our dividend payment. Currently, we have no intention to repurchase treasury shares during the year ending December 31, 2020, and we have no intention on changing our approach toward paying dividends. We also do not currently expect any significant mergers and acquisitions activity to occur during the remainder of this year. We will review and, when appropriate, adjust our overall approach to capital allocation as we know more about the length and severity of the COVID-19 pandemic and how the post-pandemic recovery will unfold. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds both domestically and internationally at reasonable interest rates, and although we expect our borrowing costs to increase somewhat in the near term as a result of credit market disruptions caused by the COVID-19 pandemic, we expect to be able to continue to borrow funds at reasonable rates over the long term. Our debt financing also includes the use of an extensive commercial paper program. While the COVID-19 pandemic caused a disruption in the commercial paper market, we currently still have the ability to borrow funds in this market and expect to continue to be able to do so in the future. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. On March 20, 2020, we issued $5.0 billion of long-term debt across various tenors. The Company's cash, cash equivalents, short-term investments and marketable securities totaled $17.7 billion as of March 27, 2020. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $8.9 billion in unused lines of credit for general corporate purposes as of March 27, 2020. These backup lines of credit expire at various times from 2020 through 2025. Subsequent to the end of the first quarter of 2020, on April 6, 2020, we entered into new 364-day term loan agreements with a group of banks that provide us with the ability, at our election prior to August 4, 2020, to borrow $3.0 billion in term loans.
Based on all of the aforementioned factors, the Company believes its current liquidity position is strong and will continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for the foreseeable future.
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended March 27, 2020 and March 29, 2019 was $556 million and $788 million, respectively, a decrease of $232 million, or 29 percent. This decrease was primarily due to the extension of payment terms with certain of our suppliers in the prior year, one less selling day in the current year and the unfavorable impact of foreign currency exchange rate fluctuations.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 27, 2020 and March 29, 2019 was $1,084 million and $4,459 million, respectively.
Purchases of Investments and Proceeds from Disposals of Investments
During the three months ended March 27, 2020, purchases of investments were $1,455 million and proceeds from disposals of investments were $1,603 million, resulting in a net cash inflow of $148 million. During the three months ended March 29, 2019, purchases of investments were $1,062 million and proceeds from disposals of investments were $1,994 million, resulting in a net cash inflow of $932 million. This activity represents the purchases of and proceeds related to our short-term investments that were made as part of the Company's overall cash management strategy as well as our insurance captive investments. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 27, 2020, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $984 million, which primarily related to the acquisition of the remaining interest in fairlife. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
During the three months ended March 29, 2019, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,322 million, which primarily related to the acquisition of Costa and the remaining interest in CHI. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 27, 2020, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $36 million, which primarily related to the sale of a portion of our ownership interest in one of our equity method investments.
During the three months ended March 29, 2019, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $261 million, which primarily related to the proceeds from the sale of a portion of our equity ownership interest in Andina.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment for the three months ended March 27, 2020 and March 29, 2019 were $327 million and $388 million, respectively.
Cash Flows from Financing Activities
Net cash provided by financing activities during the three months ended March 27, 2020 and March 29, 2019 was $7,810 million and $421 million, respectively, an increase of $7,389 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the three months ended March 27, 2020, the Company had issuances of debt of $12,563 million, which included $7,091 million of net issuances related to commercial paper and short-term debt with maturities greater than 90 days, $433 million of net issuances related to commercial paper with maturities less than 90 days and long-term debt issuances of $5,039 million, net of related discounts and issuance costs.
The Company made payments of debt of $4,833 million during the three months ended March 27, 2020, which included $4,814 million of payments of commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $19 million.
During the three months ended March 27, 2020, the Company issued U.S. dollar-denominated debt of $5,000 million. The carrying value of this debt as of March 27, 2020 was $4,951 million. The general terms of the notes issued are as follows:

•	$1,000 million total principal amount of notes due March 25, 2025, at a fixed interest rate of 2.950 percent;

•	$1,000 million total principal amount of notes due March 25, 2027, at a fixed interest rate of 3.375 percent;

•	$1,250 million total principal amount of notes due March 25, 2030, at a fixed interest rate of 3.450 percent;

•	$500 million total principal amount of notes due March 25, 2040, at a fixed interest rate of 4.125 percent; and

•	$1,250 million total principal amount of notes due March 25, 2050, at a fixed interest rate of 4.200 percent.
As of March 27, 2020, the carrying value of the Company's long-term debt included $180 million of fair value adjustments related to the remaining debt assumed in connection with our acquisition of Coca‑Cola Enterprises Inc.'s former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 19 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Issuances of Stock
During the three months ended March 27, 2020, the Company received cash proceeds from issuances of stock of $413 million, an increase of $223 million when compared to cash proceeds from issuances of stock of $190 million during the three months ended March 29, 2019.
Share Repurchases
During the three months ended March 27, 2020, the Company did not repurchase common stock under the share repurchase plan authorized by our Board of Directors. The Company's treasury stock activity includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The Company's treasury stock activity during the three months ended March 27, 2020 resulted in a cash outflow of $94 million.

Dividends
During the three months ended March 27, 2020 and March 29, 2019, the Company did not make any cash payments for dividends. The Company paid the first quarter dividend in both 2020 and 2019 during the first week of April.
Our Board of Directors approved the Company's regular quarterly dividend of $0.41 per share at its April 2020 meeting. This dividend is payable on July 1, 2020 to shareowners of record as of June 15, 2020.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries and territories. Due to the geographic diversity of our operations, weakness in some foreign currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three months ended March 27, 2020 by 3 percent.
Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have an unfavorable impact on operating income and cash flows from operations through the end of the year.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 27, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 27, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented below, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows.
The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, including us and our bottling partners, and the public at large to limit COVID-19's spread have had, and we expect will continue to have, certain negative impacts on our business including, without limitation, the following:

•
We have experienced a decrease in sales of certain of our products in markets around the world that have been affected by the COVID-19 pandemic. In particular, sales of our products in the away-from-home channels have been significantly negatively affected by shelter-in-place regulations or recommendations, closings of restaurants and cancellations of major sporting and other events. This negative trend is likely to continue, with the most significant impact expected to occur in the second quarter of fiscal year 2020. If the COVID-19 pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. While we have experienced increased sales in the at-home channels since the outbreak from pantry loading as consumers stock up on certain of our products with the expectation of spending more time at home during the crisis, such increased sales levels may not continue in the longer term and will not offset the pressure we are experiencing in the away-from-home channels.

•
In certain COVID-19 affected markets, consumer demand has shifted away from some of our more profitable beverages and away-from-home consumption to lower-margin products and at-home consumption, and this shift in consumer purchasing patterns is likely to continue while shelter-in-place and social distancing behaviors are mandated or encouraged.

•
Deteriorating economic and political conditions in many of our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, could cause a further decrease in demand for our products.

•
We have experienced temporary disruptions in certain of our concentrate production operations. We are taking measures to protect our employees and facilities around the world, which include, but are not limited to, checking the temperature of employees when they enter our facilities, requiring employees to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines. These measures may not be sufficient to prevent the spread of COVID-19 among our employees and, therefore, we may face additional concentrate production disruptions in the future, which may place constraints on our ability to supply concentrates to our bottling partners in a timely manner or may increase our concentrate supply costs.

•
We have faced, and may continue to face, increasing delays in the delivery of concentrates to our bottling partners as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of or congestion at ports, and capacity constraints experienced by our transportation contractors.

•
Some of our bottling partners have experienced, and may experience in the future, temporary plant closures, production slowdowns and disruptions in distribution operations as a result of the impact of the COVID-19 pandemic on their respective businesses.

•
Disruptions in supply chains may place constraints on our and our bottling partners’ ability to source beverage containers, such as glass bottles and cans, which may increase our and their packaging costs.

•
We have experienced, and expect to continue to experience, adverse fluctuations in foreign currency exchange rates, particularly an increase in the value of the U.S. dollar against certain key foreign currencies, which negatively affected, and we expect will continue to negatively affect, our reported results of operations and financial condition.

•
Our borrowing costs have increased as a result of disruptions and increased volatility and pricing in the commercial paper and debt markets caused by the COVID-19 pandemic and, if the current uncertain conditions in the credit markets continue or worsen, our borrowing costs may continue to increase.

•
The current uncertain credit market conditions and their actual or perceived effects on our and our major bottling partners' results of operations and financial condition, along with the current unfavorable economic environment in the United States and much of the world, may increase the likelihood that one or more of the major independent credit agencies will downgrade our credit ratings, which could have a negative effect on our borrowing costs.

•
Governmental authorities in the United States and throughout the world may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.

•
We rely on third-party service providers and business partners, such as cloud data storage and other information technology service providers, suppliers, distributors, contractors, joint venture partners and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party service providers and business partners are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms.

•
The financial impact of the COVID-19 pandemic may cause one or more of our counterparty financial institutions to fail or default on their obligations to us, which could cause us to incur significant losses.

•
We may be required to record significant impairment charges with respect to noncurrent assets, including trademarks, bottler franchise rights, goodwill and other intangible assets, equity method investments and other long-lived assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations. Also, we may be required to write off obsolete inventory and the unamortized balances of advanced funding provided to customers that permanently close as a result of the COVID-19 pandemic’s damaging impacts on their respective businesses. In addition, we are required to record impairment charges related to our proportionate share of impairment charges that may be recorded by equity method investees, and such charges may be significant.

•
The significant declines in the equity markets and in the valuation of other assets precipitated by the COVID-19 pandemic have negatively affected the values of our pension plan assets. If these negative effects continue and the fair values of our pension plan assets remain lower than pre-pandemic levels, we may incur increased pension expense in future periods.

•
As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees, including most employees based at our global headquarters in Atlanta, to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place.

•	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.
The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on our bottling partners, consumers, suppliers or third-party service providers.
Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 27, 2020 by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans[3]
January 1, 2020 through January 24, 2020	37,271	$54.55	—	161,029,667
January 25, 2020 through February 21, 2020	2,715,361	59.90	—	161,029,667
February 22, 2020 through March 27, 2020	28,002	49.09	—	161,029,667
Total	2,780,634	$59.72	—
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below, if any, and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.
2 On October 18, 2012, the Company publicly announced that our Board of Directors had authorized a plan ("2012 Plan") for the Company to purchase up to 500 million shares of our common stock. This column discloses the number of shares purchased pursuant to the 2012 Plan during the indicated time periods (including shares purchased pursuant to the terms of preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act).
3 On February 21, 2019, the Company publicly announced that our Board of Directors had authorized a new plan ("2019 Plan") for the Company to purchase up to 150 million shares of our common stock following the completion of the 2012 Plan. This column discloses the number of shares available for purchase under the 2012 Plan and the number of shares authorized for purchase under the 2019 Plan.

Item 5. Other Information
Effective April 22, 2020, our Board of Directors amended and restated the Company's By-Laws (the "Amended and Restated By-Laws") to add a new by-law, which specifies that the Company's state of incorporation, Delaware, is the designated and exclusive forum in which covered litigation would be filed, unless the Company consents otherwise. This amendment does not deny substantive claims under Delaware law that shareowners are legally entitled to bring and is intended to help prevent duplicative, multi-forum litigation, which can cost the Company a significant amount of resources to defend and lead to inconsistent results. Furthermore, the new by-law channels such litigation to the courts in Delaware, which is the Company's state of incorporation as noted above and a forum uniquely positioned to apply Delaware corporate law, to adjudicate these claims that arise under Delaware law.
A copy of the Amended and Restated By-Laws, reflecting the amendment described above, is attached hereto as Exhibit 3.2.
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

3.2	By-Laws of the Company, as amended and restated through April 22, 2020.
4.1	Intentionally omitted.
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

4.6	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 18, 2010.
4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.9	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.10	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.11	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.12	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.13	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.14	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.15	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.16	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.17	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.18	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.19	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.20	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.21	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.22	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.23	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.24	Form of Note for 2.200% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.25	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.26	Form of Note for Floating Rate Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.27	Form of Note for 0.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.28	Form of Note for 0.750% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.29	Form of Note for 1.250% Notes due 2031 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.30	Form of Note for 1.750% Notes due 2024 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 9, 2019.
4.31	Form of Note for 2.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 9, 2019.

4.32	Form of Note for 2.950% Notes due 2025 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.33	Form of Note for 3.375% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.34	Form of Note for 3.450% Notes due 2030 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.35	Form of Note for 4.125% Notes due 2040 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.36	Form of Note for 4.200% Notes due 2050 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.37
Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated July 30, 1991.

4.38
First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated January 29, 1992.

4.39
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 23, 2017.

4.40
Third Supplemental Indenture, dated as of July 5, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 6, 2017.

10.1	Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020.
10.2	Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020.
10.3	Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020.
10.4	The Coca-Cola Company Severance Pay Plan, as amended and restated effective January 1, 2020.
10.5	Letter, dated February 19, 2020, from the Company to Kathy Loveless.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 27, 2020 and March 29, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 27, 2020 and March 29, 2019, (iii) Condensed Consolidated Balance Sheets as of March 27, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 27, 2020 and March 29, 2019, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ KATHY LOVELESS
Date:	April 24, 2020	Kathy Loveless Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	April 24, 2020	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)