Form 10-Q
period 2020-06-26
COCA COLA CO
filed 2020-07-22
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2020
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of July 20, 2020
$0.25 Par Value	4,295,438,919

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net Operating Revenues	$7,150	$9,997	$15,751	$18,691
Cost of goods sold	3,013	3,921	6,384	7,286
Gross Profit	4,137	6,076	9,367	11,405
Selling, general and administrative expenses	1,983	2,996	4,631	5,763
Other operating charges	173	92	375	219
Operating Income	1,981	2,988	4,361	5,423
Interest income	100	142	212	275
Interest expense	274	236	467	481
Equity income (loss) — net	176	329	343	462
Other income (loss) — net	214	(174)	758	(405)
Income Before Income Taxes	2,197	3,049	5,207	5,274
Income taxes	438	421	653	943
Consolidated Net Income	1,759	2,628	4,554	4,331
Less: Net income (loss) attributable to noncontrolling interests	(20)	21	—	46
Net Income Attributable to Shareowners of The Coca-Cola Company	$1,779	$2,607	$4,554	$4,285
Basic Net Income Per Share[1]	$0.41	$0.61	$1.06	$1.00
Diluted Net Income Per Share[1]	$0.41	$0.61	$1.05	$1.00
Average Shares Outstanding	4,295	4,269	4,292	4,270
Effect of dilutive securities	21	36	29	35
Average Shares Outstanding Assuming Dilution	4,316	4,305	4,321	4,305
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Consolidated Net Income	$1,759	$2,628	$4,554	$4,331
Other Comprehensive Income:
Net foreign currency translation adjustments	(714)	(645)	(3,335)	281
Net gains (losses) on derivatives	(26)	(24)	(10)	(16)
Net change in unrealized gains (losses) on available-for-sale debt securities	(11)	15	(19)	30
Net change in pension and other benefit liabilities	41	37	47	68
Total Comprehensive Income	1,049	2,011	1,237	4,694
Less: Comprehensive income (loss) attributable to noncontrolling interests	34	60	(401)	57
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$1,015	$1,951	$1,638	$4,637

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	June 26, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$10,037	$6,480
Short-term investments	7,551	1,467
Total Cash, Cash Equivalents and Short-Term Investments	17,588	7,947
Marketable securities	2,228	3,228
Trade accounts receivable, less allowances of $549 and $524, respectively	3,849	3,971
Inventories	3,501	3,379
Prepaid expenses and other assets	2,205	1,886
Total Current Assets	29,371	20,411
Equity method investments	18,189	19,025
Other investments	746	854
Other assets	5,875	6,075
Deferred income tax assets	2,366	2,412
Property, plant and equipment, less accumulated depreciation of $8,539 and $8,083, respectively	10,695	10,838
Trademarks with indefinite lives	10,172	9,266
Bottlers' franchise rights with indefinite lives	103	109
Goodwill	16,617	16,764
Other intangible assets	555	627
Total Assets	$94,689	$86,381
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$11,668	$11,312
Loans and notes payable	9,423	10,994
Current maturities of long-term debt	5,181	4,253
Accrued income taxes	576	414
Total Current Liabilities	26,848	26,973
Long-term debt	37,729	27,516
Other liabilities	8,954	8,510
Deferred income tax liabilities	1,969	2,284
The Coca-Cola Company Shareowners' Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	17,367	17,154
Reinvested earnings	66,888	65,855
Accumulated other comprehensive income (loss)	(16,460)	(13,544)
Treasury stock, at cost — 2,745 and 2,760 shares, respectively	(52,071)	(52,244)
Equity Attributable to Shareowners of The Coca-Cola Company	17,484	18,981
Equity attributable to noncontrolling interests	1,705	2,117
Total Equity	19,189	21,098
Total Liabilities and Equity	$94,689	$86,381
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	June 26, 2020	June 28, 2019
Operating Activities
Consolidated net income	$4,554	$4,331
Depreciation and amortization	748	602
Stock-based compensation expense	36	88
Deferred income taxes	(39)	(163)
Equity (income) loss — net of dividends	(212)	(254)
Foreign currency adjustments	(67)	37
Significant (gains) losses — net	(901)	247
Other operating charges	341	93
Other items	52	180
Net change in operating assets and liabilities	(1,726)	(660)
Net Cash Provided by Operating Activities	2,786	4,501
Investing Activities
Purchases of investments	(8,294)	(2,935)
Proceeds from disposals of investments	2,649	3,395
Acquisitions of businesses, equity method investments and nonmarketable securities	(984)	(5,353)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	46	265
Purchases of property, plant and equipment	(536)	(767)
Proceeds from disposals of property, plant and equipment	112	43
Other investing activities	40	(10)
Net Cash Provided by (Used in) Investing Activities	(6,967)	(5,362)
Financing Activities
Issuances of debt	19,775	14,518
Payments of debt	(10,304)	(14,278)
Issuances of stock	444	602
Purchases of stock for treasury	(93)	(689)
Dividends	(1,761)	(1,709)
Other financing activities	(16)	124
Net Cash Provided by (Used in) Financing Activities	8,045	(1,432)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(172)	2
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	3,692	(2,291)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	6,737	9,318
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	10,429	7,027
Less: Restricted cash and restricted cash equivalents at end of period	392	296
Cash and Cash Equivalents at End of Period	$10,037	$6,731
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 26, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2020 and the second quarter of 2019 ended on June 26, 2020 and June 28, 2019, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents or restricted cash equivalents, as applicable. Restricted cash and restricted cash equivalents generally consist of amounts held by our captive insurance companies, which are included in the line item other assets in our consolidated balance sheet. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our concentrations of credit risk.

The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in the condensed consolidated statements of cash flows (in millions):

	June 26, 2020	December 31, 2019
Cash and cash equivalents	$10,037	$6,480
Cash and cash equivalents included in other assets[1]	392	257
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,429	$6,737
1 Amounts represent cash and cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.

	June 28, 2019	December 31, 2018
Cash and cash equivalents	$6,731	$9,077
Cash and cash equivalents included in other assets[1]	296	241
Cash, cash equivalents, restricted cash and restricted cash equivalents	$7,027	$9,318
1 Amounts represent cash and cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
Recently Issued Accounting Guidance
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company beginning January 1, 2021 and would require us to recognize a cumulative effect adjustment to the opening balance of reinvested earnings, if applicable. We are currently evaluating the impact that ASU 2019-12 may have on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the six months ended June 26, 2020, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $984 million, which primarily related to the acquisition of the remaining equity ownership interest in fairlife, LLC ("fairlife").
During the six months ended June 28, 2019, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,353 million, which primarily related to the acquisition of Costa Limited ("Costa"), the remaining equity ownership interest in C.H.I. Limited ("CHI") and controlling interests in bottling operations in Zambia.
fairlife, LLC
In January 2020, the Company acquired the remaining 57.5 percent interest in, and now owns 100 percent of, fairlife. fairlife offers a broad portfolio of products in the value-added dairy category across North America. A significant portion of fairlife's revenues was already reflected in our consolidated financial statements, as we have operated as the sales and distribution organization for certain fairlife products. Upon consolidation, we recognized a gain of $902 million resulting from the remeasurement of our previously held equity interest in fairlife to fair value. The fair value of our previously held interest was determined using a discounted cash flow model based on Level 3 inputs. The gain was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. We acquired the remaining interest in exchange for $979 million of cash, net of cash acquired, and effectively settled our $306 million note receivable from fairlife at the recorded amount. Under the terms of the agreement, we are subject to making future milestone payments which are contingent on fairlife achieving certain financial targets through 2024, and if achieved, are payable in 2021, 2023 and 2025. These milestone payments are based on agreed-upon formulas related to fairlife's operating results, the resulting value of which is not subject to a ceiling. Under the applicable accounting guidance, we recorded a $270 million liability representing our best estimate of the fair value of this contingent consideration. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs. We will be required to remeasure this liability to fair value quarterly with any changes in the fair value recorded in income until the final milestone payments are made. During the three and six months ended June 26, 2020, we recorded charges of $18 million and $29 million, respectively, related to this remeasurement in the line item other operating charges in our condensed consolidated statements of income. As of June 26, 2020, $1.3 billion of the purchase price was preliminarily allocated to the fairlife trademark and $0.8 billion was preliminarily allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been preliminarily assigned to the North America operating segment. The preliminary allocation of the purchase price is subject to refinement when valuations are finalized. As of June 26, 2020, the valuations that have not been finalized primarily relate to the trademark and other intangible assets; and operating lease right-of-use ("ROU") assets and operating lease liabilities. The final purchase price allocation will be completed no later than the first quarter of 2021.
Costa Limited
In January 2019, the Company acquired Costa in exchange for $4.9 billion of cash, net of cash acquired. Costa is a coffee business with retail outlets in more than 30 countries, the Costa Express vending system and a state-of-the-art roastery. We believe this acquisition will allow us to increase our presence in the hot beverage market as Costa has a scalable platform across multiple formats and channels, including opportunities to introduce ready-to-drink products. Upon finalization of purchase accounting, $2.4 billion of the purchase price was allocated to the Costa trademark and $2.5 billion was allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion as well as our ability to market and distribute Costa in ready-to-drink form throughout our bottling system. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been assigned to the Global Ventures operating segment, except for $108 million, which has been assigned to the Europe, Middle East and Africa operating segment.
C.H.I. Limited
In January 2019, the Company acquired the remaining 60 percent interest in CHI, a Nigerian producer of value-added dairy and juice beverages and iced tea, in exchange for $260 million of cash, net of cash acquired, under the terms of the agreement for our original investment in CHI. Upon consolidation, we recognized a net charge of $121 million during the six months ended June 28, 2019, which included the remeasurement of our previously held equity interest in CHI to fair value and the reversal of the related cumulative translation adjustments. The fair value of our previously held equity investment was determined using a discounted cash flow model based on Level 3 inputs. The net charge was recorded in the line item other income (loss) — net in our condensed consolidated statement of income.
Divestitures
During the six months ended June 26, 2020, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $46 million, which primarily related to the sale of a portion of our ownership interest in one of our equity method investments. We recognized a net gain of $18 million as a result of the sale, which was recorded in the line item other income (loss) — net in our condensed consolidated statement of income.
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
Coca-Cola Beverages Africa Proprietary Limited
Due to the Company's original intent to refranchise Coca-Cola Beverages Africa Proprietary Limited ("CCBA"), CCBA was accounted for as held for sale and a discontinued operation from October 2017, when the Company became the controlling shareowner of CCBA, through the first quarter of 2019. While the Company had discussions with a number of potential partners throughout the period CCBA was held for sale, during the second quarter of 2019, the Company updated its plans for CCBA and now intends to maintain its controlling stake in CCBA for the foreseeable future. As a result, CCBA no longer qualifies as held for sale or as a discontinued operation, and CCBA's financial results are now presented within the Company's continuing operations. The financial results for prior periods have also been retrospectively reclassified herein. As of the date we changed our plans, the Company was required to measure CCBA's property, plant and equipment and definite-lived intangible assets at the lower of their current fair values or their carrying amounts before they were classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been classified as held and used during the period that CCBA was classified as held for sale. As a result, the Company reallocated the allowance for reduction of assets held for sale balance that was originally recorded during the third quarter of 2018 to reduce the carrying value of CCBA's property, plant and equipment by $225 million and CCBA's definite-lived intangible assets by $329 million based on the relative amount of depreciation and amortization that would have been recognized during the periods they were held for sale. We also recorded a $160 million adjustment to reduce the carrying value of CCBA's property, plant and equipment and definite-lived intangible assets by an additional $34 million and $126 million, respectively, during the three and six months ended June 28, 2019. These additional adjustments were included in the line item other income (loss) — net in our condensed consolidated statements of income.
NOTE 3: REVENUE RECOGNITION
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended June 26, 2020
Concentrate operations	$1,270	$2,945	$4,215
Finished product operations	1,313	1,622	2,935
Total	$2,583	$4,567	$7,150
Three Months Ended June 28, 2019
Concentrate operations	$1,415	$4,163	$5,578
Finished product operations	1,688	2,731	4,419
Total	$3,103	$6,894	$9,997

	United States	International	Total
Six Months Ended June 26, 2020
Concentrate operations	$2,594	$6,410	$9,004
Finished product operations	2,796	3,951	6,747
Total	$5,390	$10,361	$15,751
Six Months Ended June 28, 2019
Concentrate operations	$2,600	$7,756	$10,356
Finished product operations	3,148	5,187	8,335
Total	$5,748	$12,943	$18,691
Refer to Note 16 for additional revenue disclosures by operating segment and Corporate.
NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
June 26, 2020
Marketable securities	$276	$—
Other investments	699	47
Other assets	998	—
Total equity securities	$1,973	$47
December 31, 2019
Marketable securities	$329	$—
Other investments	772	82
Other assets	1,118	—
Total equity securities	$2,219	$82

The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	June 26, 2020	June 28, 2019
Net gains (losses) recognized during the period related to equity securities	$242	$(13)
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	13	1
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$229	$(14)

	Six Months Ended
	June 26, 2020	June 28, 2019
Net gains (losses) recognized during the period related to equity securities	$(154)	$134
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	(31)	13
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$(123)	$121
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
June 26, 2020
Trading securities	$34	$1	$(1)	$34
Available-for-sale securities	2,176	79	(2)	2,253
Total debt securities	$2,210	$80	$(3)	$2,287
December 31, 2019
Trading securities	$46	$1	$—	$47
Available-for-sale securities	3,172	113	(4)	3,281
Total debt securities	$3,218	$114	$(4)	$3,328
The carrying values of our debt securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	June 26, 2020		December 31, 2019
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Cash and cash equivalents	$—	$59	$—	$123
Marketable securities	34	1,918	47	2,852
Other assets	—	276	—	306
Total debt securities	$34	$2,253	$47	$3,281
The contractual maturities of these available-for-sale debt securities as of June 26, 2020 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$1,242	$1,243
After 1 year through 5 years	713	759
After 5 years through 10 years	50	63
After 10 years	171	188
Total	$2,176	$2,253
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.

The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Gross gains	$9	$23	$17	$28
Gross losses	(6)	(1)	(8)	(4)
Proceeds	280	1,068	1,186	1,790
Captive Insurance Companies
In accordance with local insurance regulations, our captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of its consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. This captive's solvency capital funds included equity and debt securities of $1,123 million as of June 26, 2020 and $1,266 million as of December 31, 2019, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations.
NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	June 26, 2020	December 31, 2019
Raw materials and packaging	$2,265	$2,180
Finished goods	794	851
Other	442	348
Total inventories	$3,501	$3,379
NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	June 26, 2020	December 31, 2019
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$66	$24
Foreign currency contracts	Other assets	130	91
Interest rate contracts	Prepaid expenses and other assets	10	10
Interest rate contracts	Other assets	596	427
Total assets		$802	$552
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$50	$40
Foreign currency contracts	Other liabilities	158	48
Interest rate contracts	Other liabilities	17	21
Total liabilities		$225	$109
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
2 Refer to Note 15 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	June 26, 2020	December 31, 2019
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$44	$13
Foreign currency contracts	Other assets	4	—
Commodity contracts	Prepaid expenses and other assets	4	8
Commodity contracts	Other assets	2	2
Other derivative instruments	Prepaid expenses and other assets	—	12
Other derivative instruments	Other assets	3	1
Total assets		$57	$36
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$72	$39
Foreign currency contracts	Other liabilities	2	—
Commodity contracts	Accounts payable and accrued expenses	57	13
Commodity contracts	Other liabilities	18	1
Other derivative instruments	Accounts payable and accrued expenses	11	—
Total liabilities		$160	$53
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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) ("AOCI") and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is typically four years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualify for the Company's foreign currency cash flow hedging program were $9,044 million and $6,957 million as of June 26, 2020 and December 31, 2019, respectively.

The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company records the change in carrying value of these foreign currency denominated assets and liabilities due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that have been designated as cash flow hedges for the Company's foreign currency denominated assets and liabilities were $2,700 million and $3,028 million as of June 26, 2020 and December 31, 2019, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $3 million and $2 million as of June 26, 2020 and December 31, 2019, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional values of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program were $550 million as of June 26, 2020. As of December 31, 2019, we did not have any interest rate swaps designated as a cash flow hedge.
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income ("OCI"), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended June 26, 2020
Foreign currency contracts	$(80)	Net operating revenues	$3
Foreign currency contracts	(1)	Cost of goods sold	4
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	(11)	Other income (loss) — net	(44)
Interest rate contracts	4	Interest expense	(10)
Total	$(88)		$(49)
Three Months Ended June 28, 2019
Foreign currency contracts	$(25)	Net operating revenues	$1
Foreign currency contracts	(3)	Cost of goods sold	3
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	(31)	Other income (loss) — net	(43)
Interest rate contracts	(17)	Interest expense	(10)
Total	$(76)		$(51)

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Six Months Ended June 26, 2020
Foreign currency contracts	$23	Net operating revenues	$(1)
Foreign currency contracts	10	Cost of goods sold	5
Foreign currency contracts	—	Interest expense	(4)
Foreign currency contracts	(101)	Other income (loss) — net	(29)
Interest rate contracts	12	Interest expense	(21)
Total	$(56)		$(50)
Six Months Ended June 28, 2019
Foreign currency contracts	$(27)	Net operating revenues	$7
Foreign currency contracts	(2)	Cost of goods sold	7
Foreign currency contracts	—	Interest expense	(4)
Foreign currency contracts	(53)	Other income (loss) — net	(93)
Interest rate contracts	(17)	Interest expense	(20)
Total	$(99)		$(103)
As of June 26, 2020, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $73 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured. The total notional values of derivatives related to our fair value hedges of this type were $12,420 million and $12,523 million as of June 26, 2020 and December 31, 2019, respectively.
The following tables summarize the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		June 26, 2020	June 28, 2019
Interest rate contracts	Interest expense	$78	$229
Fixed-rate debt	Interest expense	(81)	(227)
Net impact to interest expense		$(3)	$2
Net impact of fair value hedging instruments		$(3)	$2

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended
		June 26, 2020	June 28, 2019
Interest rate contracts	Interest expense	$190	$441
Fixed-rate debt	Interest expense	(184)	(437)
Net impact to interest expense		$6	$4
Net impact of fair value hedging instruments		$6	$4

The following table summarizes the amounts recorded in the condensed consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

	Carrying Value of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments Included in Carrying Value of Hedged Items[1]
Balance Sheet Location of Hedged Items	June 26, 2020	December 31, 2019	June 26, 2020	December 31, 2019
Current maturities of long-term debt	$1,004	$1,004	$5	$5
Long-term debt	12,286	12,087	619	448
1 Cumulative amount of fair value hedging adjustments does not include changes due to foreign currency exchange rates.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and a portion of its foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in a number of foreign operations. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the fair values of the derivative instruments are recognized in net foreign currency translation adjustments, a component of AOCI, to offset the changes in the values of the net investments being hedged. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the change in the carrying value of the designated portion of the non-derivative financial instrument due to changes in foreign currency exchange rates is recorded in net foreign currency translation adjustments. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Six Months Ended
	June 26, 2020	December 31, 2019	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Foreign currency contracts	$537	$—	$22	$7	$19	$29
Foreign currency denominated debt	12,341	12,334	(86)	(163)	(7)	(32)
Total	$12,878	$12,334	$(64)	$(156)	$12	$(3)
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three and six months ended June 26, 2020 and June 28, 2019. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended June 26, 2020 and June 28, 2019. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
Economic (Non-Designated) Hedging Strategy
In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of foreign currency, interest rate and commodity exposure. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The changes in the fair values of economic hedges are immediately recognized in earnings.
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,693 million and $4,291 million as of June 26, 2020 and December 31, 2019, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $441 million and $425 million as of June 26, 2020 and December 31, 2019, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		June 26, 2020	June 28, 2019
Foreign currency contracts	Net operating revenues	$38	$(2)
Foreign currency contracts	Cost of goods sold	13	4
Foreign currency contracts	Other income (loss) — net	5	(46)
Commodity contracts	Cost of goods sold	18	(18)
Other derivative instruments	Selling, general and administrative expenses	24	11
Other derivative instruments	Other income (loss) — net	2	—
Total		$100	$(51)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended
		June 26, 2020	June 28, 2019
Foreign currency contracts	Net operating revenues	$62	$(13)
Foreign currency contracts	Cost of goods sold	27	2
Foreign currency contracts	Other income (loss) — net	(86)	(25)
Commodity contracts	Cost of goods sold	(67)	2
Other derivative instruments	Selling, general and administrative expenses	(32)	28
Other derivative instruments	Other income (loss) — net	(55)	34
Total		$(151)	$28

NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the six months ended June 26, 2020, the Company issued U.S. dollar-denominated debt of $11,500 million. The carrying value of this debt as of June 26, 2020 was $11,396 million. The general terms of the notes issued are as follows:
•$1,000 million total principal amount of notes due March 25, 2025, at a fixed interest rate of 2.950 percent;
•$1,000 million total principal amount of notes due March 25, 2027, at a fixed interest rate of 3.375 percent;
•$1,500 million total principal amount of notes due June 1, 2027, at a fixed interest rate of 1.450 percent;
•$1,250 million total principal amount of notes due March 25, 2030, at a fixed interest rate of 3.450 percent;
•$1,500 million total principal amount of notes due June 1, 2030, at a fixed interest rate of 1.650 percent;
•$500 million total principal amount of notes due March 25, 2040, at a fixed interest rate of 4.125 percent;
•$1,000 million total principal amount of notes due June 1, 2040, at a fixed interest rate of 2.500 percent;
•$1,250 million total principal amount of notes due March 25, 2050, at a fixed interest rate of 4.200 percent;
•$1,500 million total principal amount of notes due June 1, 2050, at a fixed interest rate of 2.600 percent; and
•$1,000 million total principal amount of notes due June 1, 2060, at a fixed interest rate of 2.750 percent.
During the six months ended June 26, 2020, the Company retired upon maturity:
•AUD450 million total principal amount of notes due June 9, 2020, at a fixed interest rate of 2.600 percent; and
•$171 million total principal amount of zero coupon notes due June 20, 2020.

NOTE 8: COMMITMENTS AND CONTINGENCIES
Guarantees
As of June 26, 2020, we were contingently liable for guarantees of indebtedness owed by third parties of $480 million, of which $135 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $276 million and $301 million as of June 26, 2020 and December 31, 2019, respectively.

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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	June 26, 2020	December 31, 2019
Foreign currency translation adjustments	$(14,204)	$(11,270)
Accumulated derivative net gains (losses)	(219)	(209)
Unrealized net gains (losses) on available-for-sale debt securities	56	75
Adjustments to pension and other benefit liabilities	(2,093)	(2,140)
Accumulated other comprehensive income (loss)	$(16,460)	$(13,544)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended June 26, 2020
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$4,554	$—	$4,554
Other comprehensive income:
Net foreign currency translation adjustments	(2,934)	(401)	(3,335)
Net gains (losses) on derivatives[1]	(10)	—	(10)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(19)	—	(19)
Net change in pension and other benefit liabilities	47	—	47
Total comprehensive income (loss)	$1,638	$(401)	$1,237
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended June 26, 2020	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(894)	$14	$(880)
Reclassification adjustments recognized in net income	—	—	—
Gains (losses) on intra-entity transactions that are of a long-term investment nature	160	—	160
Gains (losses) on net investment hedges arising during the period[1]	(64)	16	(48)
Net foreign currency translation adjustments	$(798)	$30	$(768)
Derivatives:
Gains (losses) arising during the period	$(88)	$25	$(63)
Reclassification adjustments recognized in net income	49	(12)	37
Net gains (losses) on derivatives[1]	$(39)	$13	$(26)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(14)	$5	$(9)
Reclassification adjustments recognized in net income	(3)	1	(2)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(17)	$6	$(11)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$1	$7	$8
Reclassification adjustments recognized in net income	43	(10)	33
Net change in pension and other benefit liabilities	$44	$(3)	$41
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(810)	$46	$(764)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Six Months Ended June 26, 2020	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(3,175)	$226	$(2,949)
Reclassification adjustments recognized in net income	3	—	3
Gains (losses) on intra-entity transactions that are of a long-term investment nature	3	—	3
Gains (losses) on net investment hedges arising during the period[1]	12	(3)	9
Net foreign currency translation adjustments	$(3,157)	$223	$(2,934)
Derivatives:
Gains (losses) arising during the period	$(65)	$17	$(48)
Reclassification adjustments recognized in net income	50	(12)	38
Net gains (losses) on derivatives[1]	$(15)	$5	$(10)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(22)	$10	$(12)
Reclassification adjustments recognized in net income	(9)	2	(7)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(31)	$12	$(19)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$(24)	$6	$(18)
Reclassification adjustments recognized in net income	86	(21)	65
Net change in pension and other benefit liabilities	$62	$(15)	$47
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(3,141)	$225	$(2,916)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended June 28, 2019	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(882)	$2	$(880)
Gains (losses) on intra-entity transactions that are of a long-term investment nature	323	—	323
Gains (losses) on net investment hedges arising during the period[1]	(156)	29	(127)
Net foreign currency translation adjustments	$(715)	$31	$(684)
Derivatives:
Gains (losses) arising during the period	$(81)	$19	$(62)
Reclassification adjustments recognized in net income	51	(13)	38
Net gains (losses) on derivatives[1]	$(30)	$6	$(24)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$35	$(3)	$32
Reclassification adjustments recognized in net income	(22)	5	(17)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$13	$2	$15
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$8	$1	$9
Reclassification adjustments recognized in net income	37	(9)	28
Net change in pension and other benefit liabilities	$45	$(8)	$37
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(687)	$31	$(656)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Six Months Ended June 28, 2019	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$115	$(71)	$44
Reclassification adjustments recognized in net income	192	—	192
Gains (losses) on intra-entity transactions that are of a long-term investment nature	36	—	36
Gains (losses) on net investment hedges arising during the period[1]	(3)	1	(2)
Net foreign currency translation adjustments	$340	$(70)	$270
Derivatives:
Gains (losses) arising during the period	$(117)	$23	$(94)
Reclassification adjustments recognized in net income	104	(26)	78
Net gains (losses) on derivatives[1]	$(13)	$(3)	$(16)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$59	$(10)	$49
Reclassification adjustments recognized in net income	(24)	5	(19)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$35	$(5)	$30
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$7	$5	$12
Reclassification adjustments recognized in net income	74	(18)	56
Net change in pension and other benefit liabilities	$81	$(13)	$68
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$443	$(91)	$352
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended June 26, 2020	Six Months Ended June 26, 2020
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$—	$3
	Income before income taxes	—	3
	Income taxes	—	—
	Consolidated net income	$—	$3
Derivatives:
Foreign currency contracts	Net operating revenues	$(3)	$1
Foreign currency contracts	Cost of goods sold	(4)	(5)
Foreign currency contracts	Other income (loss) — net	44	29
Foreign currency and interest rate contracts	Interest expense	12	25
	Income before income taxes	49	50
	Income taxes	(12)	(12)
	Consolidated net income	$37	$38
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$(3)	$(9)
	Income before income taxes	(3)	(9)
	Income taxes	1	2
	Consolidated net income	$(2)	$(7)
Pension and other benefit liabilities:
Recognized net actuarial loss	Other income (loss) — net	$43	$87
Recognized prior service cost (credit)	Other income (loss) — net	—	(1)
	Income before income taxes	43	86
	Income taxes	(10)	(21)
	Consolidated net income	$33	$65
1Related to the sale of a portion of our ownership interest in one of our equity method investments. Refer to Note 2.
NOTE 10: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended June 26, 2020	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
March 27, 2020	4,294	$19,834	$66,870	$(15,696)	$1,760	$17,312	$(52,088)	$1,676
Comprehensive income (loss)	—	1,049	1,779	(764)	—	—	—	34
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.41 per share)	—	(1,761)	(1,761)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(5)	—	—	—	—	—	(5)
Impact related to stock-based compensation plans	1	72	—	—	—	55	17	—
June 26, 2020	4,295	$19,189	$66,888	$(16,460)	$1,760	$17,367	$(52,071)	$1,705

			Shareowners of The Coca-Cola Company
Six Months Ended June 26, 2020	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2019	4,280	$21,098	$65,855	$(13,544)	$1,760	$17,154	$(52,244)	$2,117
Comprehensive income (loss)	—	1,237	4,554	(2,916)	—	—	—	(401)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.82 per share)	—	(3,521)	(3,521)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(11)	—	—	—	—	—	(11)
Impact related to stock-based compensation plans	15	386	—	—	—	213	173	—
June 26, 2020	4,295	$19,189	$66,888	$(16,460)	$1,760	$17,367	$(52,071)	$1,705

			Shareowners of The Coca-Cola Company
Three Months Ended June 28, 2019	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
March 29, 2019	4,268	$19,804	$63,704	$(12,325)	$1,760	$16,577	$(51,981)	$2,069
Comprehensive income (loss)	—	2,011	2,607	(656)	—	—	—	60
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.40 per share)	—	(1,709)	(1,709)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(15)	—	—	—	—	—	(15)
Purchases of treasury stock	(5)	(237)	—	—	—	—	(237)	—
Impact related to stock-based compensation plans	12	441	—	—	—	256	185	—
June 28, 2019	4,275	$20,295	$64,602	$(12,981)	$1,760	$16,833	$(52,033)	$2,114

			Shareowners of The Coca-Cola Company
Six Months Ended June 28, 2019	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2018	4,268	$19,058	$63,234	$(12,814)	$1,760	$16,520	$(51,719)	$2,077
Adoption of accounting standards	—	(18)	501	(519)	—	—	—	—
Comprehensive income (loss)	—	4,694	4,285	352	—	—	—	57
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.80 per share)	—	(3,418)	(3,418)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(20)	—	—	—	—	—	(20)
Purchases of treasury stock	(14)	(635)	—	—	—	—	(635)	—
Impact related to stock-based compensation plans	21	634	—	—	—	313	321	—
June 28, 2019	4,275	$20,295	$64,602	$(12,981)	$1,760	$16,833	$(52,033)	$2,114

NOTE 11: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended June 26, 2020, the Company recorded other operating charges of $173 million. These charges included an impairment charge of $55 million related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company's portfolio. Also included were charges of $35 million related to discontinuing the Odwalla juice business and an impairment charge of $8 million related to the Odwalla trademark. Other operating charges also included $22 million related to the Company's productivity and reinvestment program, $18 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $12 million related to the restructuring of our water manufacturing operations in the United States. Refer to Note 2 for additional information on the fairlife acquisition. Refer to Note 12 for additional information on the Company's productivity and reinvestment program. Refer to Note 15 for additional information on the impairment charges. Refer to Note 16 for the impact these charges had on our operating segments and Corporate.
During the six months ended June 26, 2020, the Company recorded other operating charges of $375 million. These charges included an impairment charge of $160 million related to the Odwalla trademark and charges of $35 million related to discontinuing the Odwalla juice business. These charges also included an impairment charge of $55 million related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company's portfolio. Other operating charges also included $61 million related to the Company's productivity and reinvestment program, $29 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $12 million related to the restructuring of our water manufacturing operations in the United States. Refer to Note 2 for additional information on the fairlife acquisition. Refer to Note 12 for additional information on the Company's productivity and reinvestment program. Refer to Note 15 for additional information on the impairment charges. Refer to Note 16 for the impact these charges had on our operating segments and Corporate.
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
Other Nonoperating Items
Equity Income (Loss) — Net
During the three and six months ended June 26, 2020, the Company recorded net charges of $63 million and $101 million, respectively. During the three and six months ended June 28, 2019, the Company recorded net charges of $26 million and $68 million, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 16 for the impact these items had on our operating segments and Corporate.

Other Income (Loss) — Net
During the three months ended June 26, 2020, the Company recognized a net gain of $247 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America and a charge of $19 million related to asset write-offs associated with the restructuring of our water manufacturing operations in the United States. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 15 for additional information on the impairment charge. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
During the six months ended June 26, 2020, the Company recognized a gain of $902 million in conjunction with the fairlife acquisition, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value, and a gain of $18 million related to the sale of a portion of our ownership interest in one of our equity method investments. These gains were partially offset by an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America, a charge of $19 million related to asset write-offs associated with the restructuring of our water manufacturing operations in the United States, a net loss of $144 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a net loss of $55 million related to economic hedging activities. Refer to Note 2 for additional information on the fairlife acquisition. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 6 for additional information on our economic hedging activities. Refer to Note 15 for additional information on the impairment charge. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
During the three months ended June 28, 2019, the Company recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million. The Company also recorded an other-than-temporary impairment charge of $49 million related to one of our equity method investees in Latin America and a net gain of $10 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 2 for additional information on the CCBA asset adjustment. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 15 for information on the impairment charge. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
During the six months ended June 28, 2019, the Company recognized other-than-temporary impairment charges of $286 million related to Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"), an equity method investee, $57 million related to one of our equity method investees in North America, and $49 million related to one of our other equity method investees. The Company also recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million and recognized a $121 million loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. These charges were partially offset by a net gain of $159 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a gain of $39 million related to the sale of a portion of our equity ownership interest in Andina. Refer to Note 2 for additional information on the CCBA asset adjustment, the acquisition of the remaining equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 15 for additional information on the impairment charges and the loss recognized in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
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
The Company has incurred total pretax expenses of $3,891 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 16 for the impact these charges had on our operating segments and Corporate. Outside services reported in the tables below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the tables below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following tables summarize the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three and six months ended June 26, 2020 (in millions):

	Accrued Balance March 27, 2020	Costs Incurred	Payments	Noncash and Exchange	Accrued Balance June 26, 2020
Severance pay and benefits	$50	$—	$(6)	$2	$46
Outside services	1	10	(11)	—	—
Other direct costs	3	12	(13)	(1)	1
Total	$54	$22	$(30)	$1	$47

	Accrued Balance December 31, 2019	Costs Incurred	Payments	Noncash and Exchange	Accrued Balance June 26, 2020
Severance pay and benefits	$58	$1	$(13)	$—	$46
Outside services	1	37	(38)	—	—
Other direct costs	7	23	(24)	(5)	1
Total	$66	$61	$(75)	$(5)	$47
NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost (income) for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Service cost	$28	$26	$3	$3
Interest cost	59	73	5	6
Expected return on plan assets[1]	(145)	(138)	(4)	(4)
Amortization of prior service credit	—	(1)	—	—
Amortization of net actuarial loss	42	38	1	—
Net periodic benefit cost (income)	$(16)	$(2)	$5	$5
1 The weighted-average expected long-term rates of return on plan assets used in computing 2020 net periodic benefit cost (income) are 7.50 percent for pension benefit plans and 4.50 percent for other postretirement benefit plans.

	Pension Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Service cost	$56	$52	$6	$5
Interest cost	118	145	11	13
Expected return on plan assets[1]	(292)	(276)	(8)	(7)
Amortization of prior service credit	—	(2)	(1)	(1)
Amortization of net actuarial loss	85	76	2	1
Net periodic benefit cost (income)	$(33)	$(5)	$10	$11
1 The weighted-average expected long-term rates of return on plan assets used in computing 2020 net periodic benefit cost (income) are 7.50 percent for pension benefit plans and 4.50 percent for other postretirement benefit plans.
All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our condensed consolidated statements of income. During the six months ended June 26, 2020, the Company contributed $8 million to our pension trusts, and we anticipate making additional contributions of approximately $18 million during the remainder of 2020. The Company contributed $22 million to our pension trusts during the six months ended June 28, 2019.
NOTE 14: INCOME TAXES
The Company recorded income taxes of $438 million (19.9 percent effective tax rate) and $421 million (13.8 percent effective tax rate) during the three months ended June 26, 2020 and June 28, 2019, respectively. The Company recorded income taxes of $653 million (12.5 percent effective tax rate) and $943 million (17.9 percent effective tax rate) during the six months ended June 26, 2020 and June 28, 2019, respectively.
The Company's effective tax rates for the three and six months ended June 26, 2020 and June 28, 2019 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
The Company's effective tax rate for the six months ended June 26, 2020 included the favorable impact of a $40 million tax benefit associated with the gain recorded upon the acquisition of the remaining interest in fairlife and also included the net tax benefit of various discrete tax items. Refer to Note 2 for additional information on the fairlife acquisition.
The Company's effective tax rates for the three and six months ended June 28, 2019 included $199 million of tax benefit recorded as a result of CCBA no longer qualifying as a discontinued operation. Refer to Note 2.
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the IRS for the tax years 2007 through 2009, after a five-year audit. The Company contested the proposed adjustments in U.S. Tax Court and is currently awaiting a decision. Refer to Note 8.

NOTE 15: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

June 26, 2020	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,685	$183	$11		$94	$—		$1,973
Debt securities[1]	—	2,242	45		—	—		2,287
Derivatives[2]	3	856	—		—	(582)	[6]	277	[8]
Total assets	$1,688	$3,281	$56		$94	$(582)		$4,537
Liabilities:
Contingent consideration liability	$—	$—	$(299)	[5]	$—	$—		$(299)
Derivatives[2]	(8)	(377)	—		—	317	[7]	(68)	[8]
Total liabilities	$(8)	$(377)	$(299)		$—	$317		$(367)
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
5 Refer to Note 2 for additional information related to the contingent consideration liability resulting from the fairlife acquisition.
6 The Company is obligated to return $289 million in cash collateral it has netted against its derivative position.
7  The Company has the right to reclaim $18 million in cash collateral it has netted against its derivative position.
8 The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows:
$277 million in the line item other assets and $68 million in the line item other liabilities. Refer to Note 6 for additional information related
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

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and six months ended June 26, 2020 and June 28, 2019.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended June 26, 2020 and June 28, 2019.
Nonrecurring Fair Value Measurements
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended				Six Months Ended
	June 26, 2020		June 28, 2019		June 26, 2020		June 28, 2019
Impairment of intangible assets	$(63)	[1]	$—		$(215)	[1]	$—
Other-than-temporary impairment charges	(38)	[2]	(49)	[2]	(38)	[2]	(392)	[2]
Impairment of equity investment without a readily determinable fair value	—		—		(26)	[4]	—
CCBA asset adjustments	—		(160)	[3]	—		(160)	[3]
Total	$(101)		$(209)		$(279)		$(552)
1 The Company recorded impairment charges of $8 million and $160 million during the three and six months ended June 26, 2020, respectively, related to its Odwalla trademark in North America, as the Company decided in June 2020 to discontinue its Odwalla juice business. The Company recorded an impairment charge of $55 million during the three and six months ended June 26, 2020 related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company's portfolio. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
2 The Company recognized other-than-temporary impairment charges of $38 million during the three and six months ended June 26, 2020 and $49 million during the three and six months ended June 28, 2019 related to certain of our equity method investees in Latin America, primarily driven by revised projections of future operating results. The fair values of these investments were derived using discounted cash flow analyses based on Level 3 inputs. During the six months ended June 28, 2019, the Company recognized an other-than-temporary impairment charge of $286 million related to our investment in CCBJHI, an equity method investee. Based on the length of time and the extent to which the market value of our investment in CCBJHI had been less than our carrying value as well as the financial condition and near-term prospects of the issuer, management determined that the decline in fair value was other than temporary in nature. This impairment charge was determined using the quoted market price (a Level 1 measurement) of CCBJHI. During the six months ended June 28, 2019, the Company also recognized an other-than-temporary impairment charge of $57 million related to one of our equity method investees in North America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
3 The Company was required to measure CCBA's property, plant and equipment and definite-lived intangible assets at the lower of their current fair values or their carrying amounts before they were classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been classified as held and used during the period that CCBA was classified as held for sale. As a result, we reduced the carrying value of CCBA's property, plant and equipment and definite-lived intangible assets by $34 million and $126 million, respectively, based on Level 3 inputs. Refer to Note 2.
4 The Company recorded an impairment charge of $26 million related to an investment in an equity security without a readily determinable fair value. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of June 26, 2020, the carrying amount and fair value of our long-term debt, including the current portion, were $42,910 million and $45,465 million, respectively. As of December 31, 2019, the carrying amount and fair value of our long-term debt, including the current portion, were $31,769 million and $32,725 million, respectively.

NOTE 16: OPERATING SEGMENTS
Information about our Company's operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa		Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Three Months Ended June 26, 2020
Net operating revenues:
Third party	$1,135		$755	$2,647	$1,068		$295	$1,262		$(12)	$—	$7,150
Intersegment	75		—	1	115		—	1		—	(192)	—
Total net operating revenues	1,210		755	2,648	1,183		295	1,263		(12)	(192)	7,150
Operating income (loss)	715		504	489	652		(102)	12		(289)	—	1,981
Income (loss) before income taxes	736		444	483	661		(103)	166		(190)	—	2,197
Identifiable operating assets	8,065	[1]	1,643	20,320	2,131	[2]	6,983	9,817	[1,2]	26,795	—	75,754
Investments[3]	534		573	356	226		5	13,199		4,042	—	18,935
As of and for the Three Months Ended June 28, 2019
Net operating revenues:
Third party	$1,804		$1,003	$3,158	$1,350		$635	$2,024		$23	$—	$9,997
Intersegment	126		—	4	190		—	2		—	(322)	—
Total net operating revenues	1,930		1,003	3,162	1,540		635	2,026		23	(322)	9,997
Operating income (loss)	1,038		588	711	731		73	119		(272)	—	2,988
Income (loss) before income taxes	1,062		540	729	738		75	393		(488)	—	3,049
Identifiable operating assets	8,511	[1]	2,008	18,512	2,266		7,236	10,727	[1]	20,424	—	69,684
Investments[3]	731		728	364	223		16	14,420		3,830	—	20,312
As of December 31, 2019
Identifiable operating assets	$8,143	[1]	$1,801	$17,687	$2,060		$7,265	$11,170	[1]	$18,376	$—	$66,502
Investments[3]	543		716	358	224		14	14,093		3,931	—	19,879
1 Property, plant and equipment — net in South Africa represented 14 percent, 14 percent and 16 percent of consolidated property, plant and equipment — net as of June 26, 2020, June 28, 2019 and December 31, 2019, respectively.
2 Property, plant and equipment — net in the Philippines represented 10 percent of consolidated property, plant and equipment — net as of June 26, 2020.
3 Principally equity method investments and other investments in bottling companies.
During the three months ended June 26, 2020, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $55 million for North America related to the impairment of a trademark, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company's portfolio.
•Operating income (loss) and income (loss) before income taxes were reduced by $39 million for North America for charges related to the cost of discontinuing the Odwalla juice business and $8 million related to the impairment of the Odwalla trademark.
•Operating income (loss) and income (loss) before income taxes were reduced by $25 million and $44 million, respectively, for North America related to the restructuring of our water manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $22 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $18 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 2.

•Income (loss) before income taxes was increased by $247 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $28 million for Latin America, $1 million for North America and $34 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $38 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees.
During the three months ended June 28, 2019, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $29 million for Bottling Investments related to costs incurred to refranchise certain of our North America bottling operations. Refer to Note 11.
•Operating income (loss) and income (loss) before income taxes were reduced by $13 million for North America, $1 million for Bottling Investments and $41 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 12.
•Income (loss) before income taxes was reduced by $160 million for Corporate as a result of CCBA asset adjustments. Refer to Note 2.
•Income (loss) before income taxes was reduced by $49 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees.
•Income (loss) before income taxes was reduced by $24 million for Bottling Investments and $2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
Six Months Ended June 26, 2020
Net operating revenues:
Third party	$2,708	$1,685	$5,496	$2,057	$868	$2,918	$19	$—	$15,751
Intersegment	227	—	2	254	—	3	—	(486)	—
Total net operating revenues	2,935	1,685	5,498	2,311	868	2,921	19	(486)	15,751
Operating income (loss)	1,675	1,043	876	1,163	(83)	75	(388)	—	4,361
Income (loss) before income taxes	1,707	979	885	1,174	(85)	364	183	—	5,207
Six Months Ended June 28, 2019
Net operating revenues:
Third party	$3,438	$1,899	$5,839	$2,410	$1,218	$3,832	$55	$—	$18,691
Intersegment	264	—	6	317	2	4	—	(593)	—
Total net operating revenues	3,702	1,899	5,845	2,727	1,220	3,836	55	(593)	18,691
Operating income (loss)	2,016	1,084	1,297	1,273	139	219	(605)	—	5,423
Income (loss) before income taxes	2,050	1,031	1,266	1,288	143	293	(797)	—	5,274
During the six months ended June 26, 2020, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $160 million for North America related to the impairment of the Odwalla trademark and $39 million related to the cost of discontinuing the Odwalla juice business.
•Operating income (loss) and income (loss) before income taxes were reduced by $61 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $55 million for North America related to the impairment of a trademark, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company's portfolio.
•Operating income (loss) and income (loss) before income taxes were reduced by $25 million and $44 million,

respectively, for North America related to the restructuring of our water manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $29 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 2.
•Income (loss) before income taxes was increased by $902 million for Corporate in conjunction with our fairlife acquisition, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value. Refer to Note 2.
•Income (loss) before income taxes was increased by $18 million for Corporate related to the sale of a portion of our ownership interest in one of our equity method investments.
•Income (loss) before income taxes was reduced by $144 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $28 million for Latin America, $1 million for North America and $72 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $38 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees.
During the six months ended June 28, 2019, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Europe, Middle East and Africa, $30 million for North America, $3 million for Bottling Investments and $89 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $46 million for Corporate related to transaction costs associated with the purchase of Costa, which we acquired in January 2019. Refer to Note 2.
•Operating income (loss) and income (loss) before income taxes were reduced by $40 million for Bottling Investments related to costs incurred to refranchise certain of our North America bottling operations. Refer to Note 11.
•Income (loss) before income taxes was increased by $39 million for Corporate related to the sale of a portion of our equity ownership interest in Andina.
•Income (loss) before income taxes was reduced by $286 million for Bottling Investments due to an other-than-temporary impairment charge related to CCBJHI, an equity method investee. Refer to Note 15.
•Income (loss) before income taxes was reduced by $160 million for Corporate as result of CCBA asset adjustments. Refer to Note 2.
•Income (loss) before income taxes was reduced by $121 million for Corporate resulting from a loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 2.
•Income (loss) before income taxes was reduced by $66 million for Bottling Investments and $2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $57 million for North America due to an other-than-temporary impairment charge related to one of our equity method investees.
•Income (loss) before income taxes was reduced by $49 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.
During the six months ended June 26, 2020, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have impacted our business globally. In particular, the outbreak and preventive measures taken to contain COVID-19 negatively impacted our unit case volume and our price, product and geographic mix in all of our operating segments, primarily due to unfavorable channel and product mix as consumer demand has shifted to more at-home consumption versus away from home.
In response to the COVID-19 outbreak and business disruption, we have five priorities:
•To ensure the health and safety of Coca-Cola system employees
• To support and make a difference in the communities we serve
• To keep our brands in supply and to maintain the quality and safety of our products
• To best serve our customers across all channels as they adapt to the shifting demands of consumers during the crisis
•To best position ourselves to emerge stronger when this crisis ends
We have deployed global and regional teams to monitor the rapidly evolving situation in each of our local markets and recommend risk mitigation actions; we have implemented travel restrictions; and we are following social distancing practices. Around the world, we are endeavoring to follow guidance from authorities and health officials including, but not limited to, checking the temperature of associates when entering our facilities, requiring associates to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at system facilities. In addition, nearly all office-based employees around the world are required to work remotely.
We are grateful to the people throughout the world who are providing essential services, keeping communities safe and ensuring access to food, medicine and many other essential goods. We have made contributions of money, product and materials to support relief efforts in impacted local communities across the globe.
During times of crisis, business continuity and adapting to the needs of our customers is critical. We have developed systemwide knowledge-sharing routines and processes which include the management of any supply chain challenges. As of the date of this filing, there has been no material impact and we do not foresee a material impact on our and our bottling partners' ability to manufacture or distribute our products. We are moving with speed to best serve our customers impacted by COVID-19. In partnership with our bottlers and retail customers, we are working to ensure adequate inventory levels in key channels while prioritizing core brands, key packages and consumer affordability. We are increasing investments in e-commerce to support retailer and meal delivery services, shifting toward package sizes that are fit-for-purpose for online sales, and shifting consumer and trade promotion to digital.
Although we are experiencing a time of crisis, we are not losing sight of long-term opportunities for our business. We believe that we will come out of this situation a better and stronger company. We are leveraging the crisis as a catalyst to accelerate our strategy by focusing on the following: prioritizing stronger global brands across various consumer needs while, at the same time, doing a better job of nurturing and growing regional and scaled local brands; establishing a more disciplined innovation framework and increasing marketing effectiveness and efficiency; strengthening our revenue growth management capabilities; enhancing our system collaboration and capturing supply chain efficiencies; and investing in new capabilities and evolving our organization to support the accelerated strategy. Evolving our organization will require a reallocation of resources and could result in some resource reductions.

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
Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending, proceeds from the sale of assets and customers' financial condition. These factors are even more difficult to estimate as a result of uncertainties associated with the duration of the various shelter-in-place orders and reopening plans across the globe related to the COVID-19 pandemic and the post-pandemic economic recovery. The estimates we use when assessing the recoverability of assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a market participant would use. The variability of these factors depends on a number of conditions, including uncertainty associated with COVID-19, and thus our accounting estimates may change from period to period. Our current estimates reflect our belief that the second quarter of 2020 will be the most severely impacted quarter for the full year 2020; however, we still estimate that the various shelter-in-place orders, reopening plans and social distancing practices across the globe will have a negative impact on our business in the second half of 2020. We also anticipate that many smaller customers throughout the world may permanently close. The Company has certain intangible and other long-lived assets that are more dependent on cash flows generated in the away-from-home channels and/or that generate cash flows in geographic areas that are more heavily impacted by the COVID-19 pandemic and are therefore more susceptible to impairment. In addition, intangible and other long-lived assets we acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions at the time of acquisition. We also have certain intangible assets and other longed-lived assets that generate cash flows in a small number of local markets. As we shift our focus toward prioritizing brands with broad consumer reach, we may choose to reduce or eliminate support for, or discontinue selling, certain brands, which could result in future impairment charges. If we had used other assumptions and estimates when tests of these assets were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions or if different conditions exist in future periods, future impairment charges could result. Also, if a customer which has received advanced funding from the Company permanently closes, we may be required to write off the unamortized balance of the funding. The total future impairment charges and other asset write-offs we may be required to record could be material. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recent acquisitions. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for the discussion of impairment charges.
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
As of June 26, 2020, the carrying value of our investment in Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI") exceeded its fair value by $114 million, or 18 percent, and the carrying value of our investment in Coca-Cola European Partners plc ("CCEP") exceeded its fair value by $365 million, or 11 percent. Based on the length of time and the extent to which the fair values have been less than our carrying values and our intent and ability to retain the investments for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the declines in fair values were temporary in nature. Therefore, we did not record an impairment charge related to either investment.
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

Structural Changes, Acquired Brands and Newly Licensed Brands
In order to continually improve upon the Company's operating performance, from time to time, we engage in buying and selling ownership interests in bottling partners and other manufacturing operations. In addition, we also acquire brands and their related operations or enter into license agreements for certain brands to supplement our beverage offerings. These items impact our operating results and certain key metrics used by management in assessing the Company's performance.
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
In 2019, the Company acquired the remaining interest in C.H.I. Limited ("CHI"). The impact of this acquisition has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Europe, Middle East and Africa operating segment. Other acquisitions by the Company in 2019 included controlling interests in bottling operations in Zambia, Kenya and Eswatini. The impact of these acquisitions has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Europe, Middle East and Africa operating segments.
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

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2020 versus 2019
	Three Months Ended June 26, 2020				Six Months Ended June 26, 2020
	Unit Cases[1,2,3]		Concentrate Sales[4]		Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	(16)%		(22)%		(9)%		(12)%
Europe, Middle East & Africa	(17)%		(26)%		(10)%		(15)%
Latin America	(9)		(18)		(5)		(7)
North America	(16)		(17)	[6]	(7)		(8)
Asia Pacific	(18)		(22)	[7]	(13)		(12)	[7]
Global Ventures	(31)		(34)		(17)		(20)
Bottling Investments	(36)	[5]	N/A		(22)	[5]	N/A
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
5After considering the impact of structural changes, unit case volume for Bottling Investments declined 33 percent and 19 percent for the three and six months ended June 26, 2020, respectively.
6After considering the impact of structural changes, concentrate sales volume for North America declined 18 percent for the three months ended June 26, 2020.
7After considering the impact of structural changes, concentrate sales volume for Asia Pacific declined 21 percent and 13 percent for the three and six months ended June 26, 2020, respectively.
Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Three Months Ended June 26, 2020 versus Three Months Ended June 28, 2019
Unit case volume in Europe, Middle East and Africa declined 17 percent, which included a 14 percent decline in sparkling soft drinks, a 34 percent decline in water, enhanced water and sports drinks, a 24 percent decline in juice, dairy and plant-based beverages and a 38 percent decline in tea and coffee. The group's sparkling soft drinks volume reflected a decline of 11 percent in Trademark Coca-Cola. The group reported declines in unit case volume across all of the business units.
In Latin America, unit case volume declined 9 percent, which included a 7 percent decline in sparkling soft drinks, a 14 percent decline in water, enhanced water and sports drinks, a 16 percent decline in juice, dairy and plant-based beverages and a 6 percent decline in tea and coffee. The group reported declines in unit case volume of 6 percent in the Mexico business unit, 7 percent in both the Brazil and Latin Center business units and 23 percent in the South Latin business unit.
Unit case volume in North America declined 16 percent, which included a decline of 19 percent in water, enhanced water and sports drinks, a 12 percent decline in juice, dairy and plant-based beverages and a 28 percent decline in tea and coffee. The group's sparkling soft drinks volume declined 15 percent, which included an 11 percent decline in Trademark Coca-Cola.
In Asia Pacific, unit case volume declined 18 percent, which included a 13 percent decline in sparkling soft drinks, a 28 percent decline in water, enhanced water and sports drinks, a 31 percent decline in juice, dairy and plant-based beverages and a 15 percent decline in tea and coffee. Sparkling soft drinks volume included a 1 percent decline in Trademark Coca-Cola. The group reported declines in unit case volume of 14 percent in the Japan business unit, 16 percent in the South Pacific business unit, 18 percent in the ASEAN business unit and 57 percent in the India & South West Asia business unit. The declines in these business units were partially offset by a 1 percent increase in unit case volume in the Greater China & Korea business unit.
Unit case volume for Global Ventures declined 31 percent, driven by a 53 percent decrease in tea and coffee, a 10 percent decrease in juice, dairy and plant-based beverages and a decrease in energy drinks.
Unit case volume for Bottling Investments declined 36 percent. The declines in unit case volume in all of our consolidated bottling operations were primarily the result of the impact of the COVID-19 pandemic.
Six Months Ended June 26, 2020 versus Six Months Ended June 28, 2019
Unit case volume in Europe, Middle East and Africa declined 10 percent, which included a 7 percent decline in sparkling soft drinks, a 17 percent decline in both water, enhanced water and sports drinks and in juice, dairy and plant-based beverages, and a 25 percent decline in tea and coffee. The group's sparkling soft drinks volume reflected a decline of 5 percent in Trademark Coca-Cola. The group reported declines in all business units with the exception of the Middle East & North Africa business unit, which was even.
In Latin America, unit case volume declined 5 percent, which included a 5 percent decline in sparkling soft drinks, a 9 percent decline in juice, dairy and plant-based beverages, a 3 percent decline in water, enhanced water and sports drinks and a 5 percent decline in tea and coffee. The group reported declines in unit case volume of 4 percent in the Mexico business unit, 5 percent in the Brazil business unit and 12 percent in the South Latin business unit. The declines in these business units were partially offset by a 2 percent increase in unit case volume in the Latin Center business unit.
Unit case volume in North America declined 7 percent, which included a 17 percent decline in tea and coffee, a 4 percent decline in water, enhanced water and sports drinks, and a 5 percent decline in juice, dairy and plant-based beverages. The group's sparkling soft drinks volume declined 8 percent, which included a 5 percent decline in Trademark Coca-Cola.
In Asia Pacific, unit case volume declined 13 percent, which included a 9 percent decline in sparkling soft drinks, a 21 percent decline in water, enhanced water and sports drinks, a 24 percent decline in juice, dairy and plant-based beverages, and a 10 percent decline in tea and coffee. Trademark Coca-Cola unit case volume was even. The group reported a 38 percent decline in unit case volume in the India & South West Asia business unit, a 6 percent decline in the Greater China & Korea business unit, a 9 percent decline in both the Japan and ASEAN business units, and an 8 percent decline in the South Pacific business unit.
Unit case volume for Global Ventures declined 17 percent, driven by a 32 percent decrease in tea and coffee and a 1 percent decrease in juice, dairy and plant-based beverages, partially offset by growth in energy drinks.
Unit case volume for Bottling Investments declined 22 percent. The declines in unit case volume in all of our consolidated bottling operations were primarily the result of the impact of the COVID-19 pandemic.
The ultimate impact that the COVID-19 pandemic will have on third quarter and full year 2020 unit case volume is unknown at this time, as it will depend heavily on the duration of the shelter-in-place orders and the timing, pace and success of reopening plans, as well as the substance and pace of the post-pandemic recovery. While we currently believe the second quarter of 2020 will be the most severely impacted quarter for the full year, we believe the third quarter will continue to be negatively impacted by the COVID-19 pandemic. Since the beginning of July, global unit case volume has declined mid single digits, which is an improvement versus unit case volume performance in the second quarter of 2020.
Concentrate Sales Volume
During the three months ended June 26, 2020, worldwide concentrate sales volume declined 22 percent and unit case volume declined 16 percent compared to the three months ended June 28, 2019. During the six months ended June 26, 2020, worldwide concentrate sales volume declined 12 percent and unit case volume declined 9 percent compared to the six months ended June 28, 2019. Concentrate sales volume growth is calculated based on the amount of concentrate sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2020 had one less day when compared to the first quarter of 2019, which contributed to the differences between concentrate sales volume and unit case sales volume growth rates on a consolidated basis and for the individual operating segments during the six months ended June 26, 2020. In addition, the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the Europe, Middle East and Africa operating segment during the six months ended June 26, 2020 were impacted by the timing of concentrate shipments related to Brexit in the prior year. The differences between concentrate sales volume and unit case volume growth rates during the three months ended June 26, 2020 were impacted by a reduction in inventory resulting from higher shipments in the first quarter of 2020 as bottlers built inventory due to COVID-19 uncertainty and also by the timing of concentrate shipments in Brazil in the prior year.

Net Operating Revenues
Three Months Ended June 26, 2020 versus Three Months Ended June 28, 2019
During the three months ended June 26, 2020, net operating revenues were $7,150 million compared to $9,997 million during the three months ended June 28, 2019, a decrease of $2,847 million, or 28 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2020 versus 2019
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	(22)%	(4)%	(3)%	—%	(28)%
Europe, Middle East & Africa	(26)%	(9)%	(3)%	—%	(37)%
Latin America	(18)	5	(11)	—	(25)
North America	(18)	—	—	1	(16)
Asia Pacific	(21)	(1)	(1)	—	(23)
Global Ventures	(34)	(17)	(2)	—	(53)
Bottling Investments	(33)	3	(5)	(3)	(38)
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
Price, product and geographic mix had a 4 percent unfavorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — unfavorable channel, package and geographic mix;
•Latin America — favorable pricing initiatives in Mexico and the impact of inflationary environments in certain markets, partially offset by unfavorable channel and package mix;
•North America — favorable price and product mix offset by unfavorable channel and package mix;
•Asia Pacific — unfavorable channel and package mix across a majority of the business units, partially offset by favorable geographic mix;
•Global Ventures — unfavorable product and channel mix primarily due to the impact of the temporary closures of nearly all of the Costa retail stores in Western Europe as a result of the impact of the COVID-19 pandemic; and
•Bottling Investments — favorable price and geographic mix, partially offset by unfavorable channel and package mix.
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
Six Months Ended June 26, 2020 versus Six Months Ended June 28, 2019
During the six months ended June 26, 2020, net operating revenues were $15,751 million, compared to $18,691 million during the six months ended June 28, 2019, a decrease of $2,940 million, or 16 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2020 versus 2019
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	(12)%	(2)%	(2)%	—%	(16)%
Europe, Middle East & Africa	(15)%	(4)%	(3)%	1%	(21)%
Latin America	(7)	7	(11)	—	(11)
North America	(8)	1	—	2	(6)
Asia Pacific	(13)	(2)	(1)	1	(15)
Global Ventures	(20)	(8)	(1)	—	(29)
Bottling Investments	(19)	1	(3)	(2)	(24)
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
Price, product and geographic mix had a 2 percent unfavorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — unfavorable channel, package and geographic mix, including the impact of the Brexit inventory build in the prior year;
•Latin America — favorable pricing initiatives in Mexico and the impact of inflationary environments in certain markets, partially offset by unfavorable channel and package mix;
•North America — favorable price and product mix, partially offset by unfavorable channel and package mix;
•Asia Pacific — unfavorable channel and package mix, partially offset by favorable geographic mix;
•Global Ventures — unfavorable product and channel mix primarily due to the impact of the temporary closures of nearly all of the Costa retail stores as a result of the COVID-19 pandemic; and

•Bottling Investments — favorable geographic mix, partially offset by unfavorable channel and package mix.
The unfavorable channel and package mix for both the three and six months ended June 26, 2020 in all operating segments was primarily a result of the shift in consumer demand due to the impact of the COVID-19 pandemic. Consumers are purchasing more products in the at-home channels and less in the away-from-home channels. We expect any shift in consumer demand back to the away-from-home channels during the second half of 2020 to be closely correlated with the easing of the shelter-in-place orders around the world.
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
Our gross profit margin decreased to 57.9 percent for the three months ended June 26, 2020, compared to 60.8 percent for the three months ended June 28, 2019. Our gross profit margin decreased to 59.5 percent for the six months ended June 26, 2020, compared to 61.0 percent for the six months ended June 28, 2019. These decreases were primarily related to volume declines in our more capital-intensive finished goods businesses, unfavorable channel and package mix, and unfavorable manufacturing overhead absorption, partially offset by the impact of acquisitions and divestitures. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to acquisitions and divestitures.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Stock-based compensation expense (income)	$41	$48	$36	$88
Advertising expenses	370	1,165	1,272	2,118
Selling and distribution expenses	569	713	1,267	1,388
Other operating expenses	1,003	1,070	2,056	2,169
Selling, general and administrative expenses	$1,983	$2,996	$4,631	$5,763
During the three and six months ended June 26, 2020, selling, general and administrative expenses decreased $1,013 million, or 34 percent, and decreased $1,132 million, or 20 percent, respectively, versus the prior year comparable period. The decreases were primarily due to effective cost management and a reduction in marketing spending as a result of uncertainties related to the impact of the COVID-19 pandemic, the impact of savings from our productivity initiatives and a foreign currency exchange rate impact of 2 percent. The six months ended June 26, 2020 also included a reduction in stock-based compensation expense resulting from a change in estimated payout.
The decrease in advertising expenses for the three and six months ended June 26, 2020 included the impact of a reduction in our estimate of full year advertising expenses that benefit multiple interim periods. Based on our interim accounting policy for advertising costs, a change in estimate of full year advertising expense is recognized in the interim period in which the change in estimate occurs. The foreign currency exchange rate impact on advertising expenses was nominal for the three months ended June 26, 2020 and was a decrease of 1 percent for the six months ended June 26, 2020.
The decrease in selling and distribution expenses during the three months ended June 26, 2020 was primarily due to effective cost management as a result of uncertainties related to the COVID-19 pandemic. The decrease in selling and distribution expenses during the six months ended June 26, 2020 was primarily due to effective cost management as a result of uncertainties related to the COVID-19 pandemic, partially offset by amortization and depreciation expense in the current year for Coca-Cola Beverages Africa Proprietary Limited ("CCBA"). During the three months ended March 29, 2019, CCBA was classified as held for sale, and therefore amortization and depreciation expense were not recorded.
As of June 26, 2020, we had $326 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 2.2 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards granted.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Europe, Middle East & Africa	$—	$—	$—	$1
Latin America	10	—	10	—
North America	110	13	262	30
Asia Pacific	—	—	—	—
Global Ventures	—	—	—	—
Bottling Investments	13	30	13	43
Corporate	40	49	90	145
Total	$173	$92	$375	$219
During the three months ended June 26, 2020, the Company recorded other operating charges of $173 million. These charges included an impairment charge of $55 million related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company's portfolio. Also included were charges of $35 million related to discontinuing the Odwalla juice business and an impairment charge of $8 million related to the Odwalla trademark. Other operating charges also included $22 million related to the Company's productivity and reinvestment program, $18 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $12 million related to the restructuring of our water manufacturing operations in the United States. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the fairlife acquisition. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
During the six months ended June 26, 2020, the Company recorded other operating charges of $375 million. These charges included an impairment charge of $160 million related to the Odwalla trademark and charges of $35 million related to discontinuing the Odwalla juice business. These charges also included an impairment charge of $55 million related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company's portfolio. Other operating charges also included $61 million related to the Company's productivity and reinvestment program, $29 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $12 million related to the restructuring of our water manufacturing operations in the United States. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the fairlife acquisition. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
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
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Europe, Middle East & Africa	36.1%	34.7%	38.4%	37.2%
Latin America	25.4	19.7	23.9	20.0
North America	24.7	23.8	20.1	23.9
Asia Pacific	32.9	24.5	26.7	23.5
Global Ventures	(5.1)	2.4	(1.9)	2.6
Bottling Investments	0.6	4.0	1.7	4.0
Corporate	(14.6)	(9.1)	(8.9)	(11.2)
Total	100.0%	100.0%	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

	Three Months Ended		Six Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Consolidated	27.7%	29.9%	27.7%	29.0%
Europe, Middle East & Africa	63.0%	57.5%	61.8%	58.6%
Latin America	66.8	58.6	61.9	57.1
North America	18.5	22.5	15.9	22.2
Asia Pacific	61.1	54.1	56.5	52.8
Global Ventures	(34.5)	11.5	(9.5)	11.4
Bottling Investments	1.0	5.9	2.6	5.7
Corporate	*	*	*	*
* Calculation is not meaningful.
Three Months Ended June 26, 2020 versus Three Months Ended June 28, 2019
During the three months ended June 26, 2020, operating income was $1,981 million, compared to $2,988 million during the three months ended June 28, 2019, a decrease of $1,007 million, or 34 percent. The decrease was primarily driven by a decline in net operating revenues due to the impact of the COVID-19 pandemic, an unfavorable foreign currency exchange rate impact and higher other operating charges, partially offset by lower selling, general and administrative expenses.
During the three months ended June 26, 2020, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 5 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, British pound sterling, Mexican peso, Brazilian real and Australian dollar, which had an unfavorable impact on all of our operating segments, except for North America. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Asia Pacific operating segment.
Operating income for all operating segments and Corporate was impacted by a decline in net operating revenues due to the impact of the COVID-19 pandemic. Operating income was also impacted by lower selling, general and administrative expenses. In addition, operating income for each operating segment and Corporate was impacted by the following:
•Europe, Middle East and Africa — an unfavorable foreign currency exchange rate impact of 4 percent;
•Latin America — an unfavorable foreign currency exchange rate impact of 18 percent;
•North America — higher other operating charges;
•Asia Pacific — an unfavorable foreign currency exchange rate impact of 2 percent;
•Global Ventures — the temporary closures of nearly all of the Costa retail stores in Western Europe;
•Bottling Investments — a favorable foreign currency exchange rate impact of 16 percent and lower other operating charges; and
•Corporate — operating loss in 2020 increased primarily as a result of unfavorable manufacturing overhead variances due to lower volume, the impact of mark-to-market adjustments of certain economic hedges and a loss on the disposal of certain assets, partially offset by lower stock-based compensation expense, lower annual incentive expense, lower other operating charges and savings from productivity initiatives.
Six Months Ended June 26, 2020 versus Six Months Ended June 28, 2019
During the six months ended June 26, 2020, operating income was $4,361 million, compared to $5,423 million during the six months ended June 28, 2019, a decrease of $1,062 million, or 20 percent. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact and higher other operating charges, partially offset by lower selling, general and administrative expenses.
During the six months ended June 26, 2020, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 4 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, British pound sterling, Mexican peso, Brazilian real, South African rand and Australian dollar, which had an unfavorable impact on all of our operating segments, except for North America. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Asia Pacific operating segment.
Operating income for all operating segments and Corporate was impacted by a decline in net operating revenues due to the impact of the COVID-19 pandemic. Operating income was also impacted by lower selling, general and administrative expenses. In addition, operating income for each operating segment and Corporate was impacted by the following:
•Europe, Middle East and Africa — an unfavorable foreign currency exchange rate impact of 4 percent;
•Latin America — an unfavorable foreign currency exchange rate impact of 16 percent;
•North America — higher other operating charges;
•Asia Pacific — an unfavorable foreign currency exchange rate impact of 1 percent;
•Global Ventures — the temporary closures of nearly all of the Costa retail stores;
•Bottling Investments — a favorable foreign currency exchange rate impact of 13 percent and lower other operating charges; and
•Corporate — Operating loss in 2020 decreased primarily as a result of lower stock-based compensation expense, lower annual incentive expense, lower other operating charges and savings from productivity initiatives, partially offset by unfavorable manufacturing overhead variances due to lower volume and a loss on the disposal of certain assets.
Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have an unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended June 26, 2020, interest income was $100 million, compared to $142 million during the three months ended June 28, 2019, a decrease of $42 million, or 29 percent. During the six months ended June 26, 2020, interest income was $212 million, compared to $275 million during the six months ended June 28, 2019, a decrease of $63 million, or

23 percent. These decreases were primarily driven by lower investment balances and lower returns in certain of our international locations, as well as the unfavorable impact of fluctuations in foreign currency exchange rates.
Interest Expense
During the three months ended June 26, 2020, interest expense was $274 million, compared to $236 million during the three months ended June 28, 2019, an increase of $38 million, or 16 percent. This increase was primarily driven by our 2020 long-term debt issuances of $11.5 billion, partially offset by lower short-term U.S. interest rates. During the six months ended June 26, 2020, interest expense was $467 million, compared to $481 million during the six months ended June 28, 2019, a decrease of $14 million, or 3 percent. This decrease was primarily due to the impact of lower short-term U.S. interest rates and lower debt balances in certain of our international locations, partially offset by the impact of long-term debt issued in the third quarter of 2019 and the first half of 2020.
Equity Income (Loss) — Net
Three Months Ended June 26, 2020 versus Three Months Ended June 28, 2019
During the three months ended June 26, 2020, equity income was $176 million, compared to equity income of $329 million during the three months ended June 28, 2019, a decrease of $153 million, or 46 percent. This decrease reflects the impact of the COVID-19 pandemic on operating results reported by our equity method investees and the unfavorable impact of foreign currency exchange rate fluctuations. In addition, the Company recorded net charges of $63 million and $26 million in the line item equity income (loss) — net during the three months ended June 26, 2020 and June 28, 2019, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Six Months Ended June 26, 2020 versus Six Months Ended June 28, 2019
During the six months ended June 26, 2020, equity income was $343 million, compared to equity income of $462 million during the six months ended June 28, 2019, a decrease of $119 million, or 26 percent. This decrease reflects the impact of the COVID-19 pandemic on operating results reported by our equity method investees and the unfavorable impact of foreign currency exchange rate fluctuations. In addition, the Company recorded net charges of $101 million and $68 million in the line item equity income (loss) — net during the six months ended June 26, 2020 and June 28, 2019, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
Three Months Ended June 26, 2020 versus Three Months Ended June 28, 2019
Other income (loss) — net includes, among other things, dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; gains and losses related to acquisitions and divestitures; non-service cost components of net periodic benefit cost for pension and other postretirement benefit plans; other charges and credits related to pension and other postretirement benefit plans; realized and unrealized gains and losses on equity securities and trading debt securities; realized gains and losses on available-for-sale debt securities; and the impact of foreign currency exchange gains and losses. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
During the three months ended June 26, 2020, other income (loss) — net was income of $214 million. The Company recognized a net gain of $247 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America and a charge of $19 million related to asset write-offs associated with the restructuring of our water manufacturing operations in the United States. Other income (loss) — net also included income of $42 million related to the non-service cost components of net periodic benefit cost, $35 million of dividend income and net foreign currency exchange losses of $49 million. None of the other items included in other income (loss) — net during the three months ended June 26, 2020 was individually significant. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charge and the charge for accelerated depreciation on fixed assets. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
During the three months ended June 28, 2019, other income (loss) — net was a loss of $174 million. The Company recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million. The Company also recorded an other-than-temporary impairment charge of $49 million related to one of our equity method investees in Latin America and a net gain of $10 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Other income (loss) — net also included income of $26 million related to the non-service cost components of net periodic benefit cost, $29 million of dividend income and net foreign currency exchange losses of $39 million. None of the other items included in other income (loss) — net during the three months ended June 28, 2019 was individually significant. Refer to Note 2 for additional information on the CCBA asset adjustment. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for information on the impairment charge. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
Six Months Ended June 26, 2020 versus Six Months Ended June 28, 2019
During the six months ended June 26, 2020, other income (loss) — net was income of $758 million. The Company recognized a gain of $902 million in conjunction with the fairlife acquisition, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value, and a gain of $18 million related to the sale of a portion of our ownership interest in one of our equity method investments. These gains were partially offset by an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America, a charge of $19 million related to asset write-offs associated with the restructuring of our water manufacturing operations in the United States, a net loss of $144 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a net loss of $55 million related to economic hedging activities. Other income (loss) — net also included income of $85 million related to the non-service cost components of net periodic benefit cost, dividend income of $42 million and net foreign currency exchange losses of $33 million. None of the other items included in other income (loss) — net during the six months ended June 26, 2020 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the fairlife acquisition. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for additional information on our economic hedging activities. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charge. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
During the six months ended June 28, 2019, other income (loss) — net was a loss of $405 million. The Company recognized other-than-temporary impairment charges of $286 million related to CCBJHI, an equity method investee, $57 million related to one of our equity method investees in North America, and $49 million related to one of our equity method investees in Latin America. The Company also recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million and recognized a $121 million loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. These charges were partially offset by a net gain of $159 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a gain of $39 million related to the sale of a portion of our equity ownership interest in Embotelladora Andina S.A. ("Andina"). Other income (loss) — net also included income of $51 million related to the non-service cost components of net periodic benefit cost, $40 million of dividend income and net foreign currency exchange losses of $61 million. None of the other items included in other income (loss) — net during the six months ended June 28, 2019 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the CCBA asset adjustment, the acquisition of the remaining equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charges and the loss recognized in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
Income Taxes
The Company recorded income taxes of $438 million (19.9 percent effective tax rate) and $421 million (13.8 percent effective tax rate) during the three months ended June 26, 2020 and June 28, 2019, respectively. The Company recorded income taxes of $653 million (12.5 percent effective tax rate) and $943 million (17.9 percent effective tax rate) during the six months ended June 26, 2020 and June 28, 2019, respectively.
The Company's effective tax rates for the three and six months ended June 26, 2020 and June 28, 2019 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
The Company's effective tax rate for the six months ended June 26, 2020 included the favorable impact of a $40 million tax benefit associated with the gain recorded upon the acquisition of the remaining interest in fairlife and also included the net tax benefit of various discrete tax items. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the fairlife acquisition.
The Company's effective tax rates for the three and six months ended June 28, 2019 included $199 million of tax benefit recorded as a result of CCBA no longer qualifying as a discontinued operation. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the Internal Revenue Service ("IRS") for the tax years 2007 through 2009, after a five-year audit. The Company contested the proposed adjustments in U.S. Tax Court and is currently awaiting a decision. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements.
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
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we are reevaluating all aspects of our spending. We recognize that marketing campaigns are often less effective at times like these; therefore, we have taken actions to adjust our marketing spending until we have more clarity and visibility into the impact of the pandemic on our business. We have reviewed all of our capital projects to ensure that we are only spending on projects that are deemed to be essential in the current environment. We have taken steps to limit spending on travel, third-party services and other operating expenses, and we continue to focus on cash flow generation. Our current capital allocation priorities are focused on investing wisely to support our business operations and continuing to prioritize our dividend payment. Currently, we have no intention of repurchasing shares during the year ending December 31, 2020, and we have no intention on changing our approach toward paying dividends. We also do not currently expect any significant mergers and acquisitions activity to occur during the remainder of this year. We will review and, when appropriate, adjust our overall approach to capital allocation as we know more about the length and severity of the COVID-19 pandemic and how the post-pandemic recovery will unfold. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds both domestically and internationally at reasonable interest rates, and we expect to be able to continue to borrow funds at reasonable rates over the long term. Our debt financing also includes the use of an extensive commercial paper program. While the COVID-19 pandemic initially caused a disruption in the commercial paper market, we currently still have the ability to borrow funds in this market and expect to continue to be able to do so in the future. The Company reviews its optimal mix of short-term and long-term debt regularly, and as a result of this review, during the three months ended June 26, 2020, we decided to issue additional long-term debt with certain tranches having a longer duration than other recent long-term debt issuances. While we intend to remain active in the commercial paper market, we intend to use a portion of the proceeds from the long-term debt issuances to reduce our commercial paper balance.
On March 20, 2020 and April 29, 2020, we issued $5.0 billion and $6.5 billion, respectively, of long-term debt across various maturities. The Company's cash, cash equivalents, short-term investments and marketable securities totaled $19.8 billion as of June 26, 2020. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $8.9 billion in unused lines of credit for general corporate purposes as of June 26, 2020. These backup lines of credit expire at various times from 2020 through 2025. On April 6, 2020, we entered into 364-day term loan agreements with a group of financial institutions that provided us with the ability, at our election prior to August 4, 2020, to borrow $3.0 billion in term loans. On May 11, 2020, we terminated these loan agreements.
Based on all of the aforementioned factors, the Company believes its current liquidity position is strong and will continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for the foreseeable future.

Cash Flows from Operating Activities
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers are 120 days. Additionally, two global financial institutions offer a voluntary supply chain finance ("SCF") program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus might be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold as well as suppliers of goods and services included in selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and they issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in cash flows from operating activities in our consolidated statement of cash flows. We have been informed by the financial institutions that as of June 26, 2020 and December 31, 2019, suppliers elected to sell $714 million and $784 million, respectively, of our outstanding payment obligations to the financial institutions. The amount settled through the SCF program was $1,375 million for the six months ended June 26, 2020.
Net cash provided by operating activities for the six months ended June 26, 2020 and June 28, 2019 was $2,786 million and $4,501 million, respectively, a decrease of $1,715 million, or 38 percent. This decrease was primarily driven by the 20 percent decline in operating income, the extension of payment terms with certain of our suppliers in the prior year, one less selling day in the current year and the unfavorable impact of foreign currency exchange rate fluctuations. Net cash provided by operating activities included benefits of approximately $682 million and $869 million for the six months ended June 28, 2019 and the year ended December 31, 2019, respectively, from the extension of payment terms with certain of our suppliers. We do not believe there is a risk that our payment terms will be shortened in the near future, and we do not currently expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms in 2020.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 26, 2020 and June 28, 2019 was $6,967 million and $5,362 million, respectively.
Purchases of Investments and Proceeds from Disposals of Investments
During the six months ended June 26, 2020, purchases of investments were $8,294 million and proceeds from disposals of investments were $2,649 million, resulting in a net cash outflow of $5,645 million. During the six months ended June 28, 2019, purchases of investments were $2,935 million and proceeds from disposals of investments were $3,395 million, resulting in a net cash inflow of $460 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company's overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, insurance captive investments. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 26, 2020, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $984 million, which primarily related to the acquisition of the remaining interest in fairlife. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
During the six months ended June 28, 2019, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,353 million, which primarily related to the acquisition of Costa and the remaining interest in CHI. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 26, 2020, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $46 million, which primarily related to the sale of a portion of our ownership interest in one of our equity method investments.

During the six months ended June 28, 2019, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $265 million, which primarily related to the proceeds from the sale of a portion of our equity ownership interest in Andina.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment for the six months ended June 26, 2020 and June 28, 2019 were $536 million and $767 million, respectively.
Cash Flows from Financing Activities
Net cash provided by financing activities during the six months ended June 26, 2020 was $8,045 million, and net cash used in financing activities during the six months ended June 28, 2019 was $1,432 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the six months ended June 26, 2020, the Company had issuances of debt of $19,775 million, which included $8,260 million of net issuances related to commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $11,515 million, net of related discounts and issuance costs.
The Company made payments of debt of $10,304 million during the six months ended June 26, 2020, which included $7,948 million of payments of commercial paper and short-term debt with maturities greater than 90 days, $1,836 million of payments of commercial paper and short-term debt with maturities of 90 days or less, and payments of long-term debt of $520 million.
During the six months ended June 26, 2020, the Company issued U.S. dollar-denominated debt of $11,500 million. The carrying value of this debt as of June 26, 2020 was $11,396 million. The general terms of the notes issued are as follows:
•$1,000 million total principal amount of notes due March 25, 2025, at a fixed interest rate of 2.950 percent;
•$1,000 million total principal amount of notes due March 25, 2027, at a fixed interest rate of 3.375 percent;
•$1,500 million total principal amount of notes due June 1, 2027, at a fixed interest rate of 1.450 percent;
•$1,250 million total principal amount of notes due March 25, 2030, at a fixed interest rate of 3.450 percent;
•$1,500 million total principal amount of notes due June 1, 2030, at a fixed interest rate of 1.650 percent;
•$500 million total principal amount of notes due March 25, 2040, at a fixed interest rate of 4.125 percent;
•$1,000 million total principal amount of notes due June 1, 2040, at a fixed interest rate of 2.500 percent;
•$1,250 million total principal amount of notes due March 25, 2050, at a fixed interest rate of 4.200 percent;
•$1,500 million total principal amount of notes due June 1, 2050, at a fixed interest rate of 2.600 percent; and
•$1,000 million total principal amount of notes due June 1, 2060, at a fixed interest rate of 2.750 percent.
During the six months ended June 26, 2020, the Company retired upon maturity:
•AUD450 million total principal amount of notes due June 9, 2020, at a fixed interest rate of 2.600 percent; and
•$171 million total principal amount of zero coupon notes due June 20, 2020.

Issuances of Stock
During the six months ended June 26, 2020, the Company received cash proceeds from issuances of stock of $444 million, a decrease of $158 million when compared to cash proceeds from issuances of stock of $602 million during the six months ended June 28, 2019.
Share Repurchases
During the six months ended June 26, 2020, the Company did not repurchase common stock under the share repurchase plan authorized by our Board of Directors. The Company's treasury stock activity includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The Company's treasury stock activity during the six months ended June 26, 2020 resulted in a cash outflow of $93 million.
Dividends
During the six months ended June 26, 2020 and June 28, 2019, the Company paid dividends of $1,761 million and $1,709 million, respectively. The Company paid the second quarter dividend in both 2020 and 2019 during the first week of July.
Our Board of Directors approved the Company's regular quarterly dividend of $0.41 per share at its July 2020 meeting. This dividend is payable on October 1, 2020 to shareowners of record as of September 15, 2020.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries and territories. Due to the geographic diversity of our operations, weakness in some foreign currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three and six months ended June 26, 2020 by 5 percent and 4 percent, respectively.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 26, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 26, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2020 and as further updated and supplemented below, which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, and such impacts have had, and may continue to have, a material adverse effect on our results of operations, financial condition and cash flows.
The public health crisis caused by the COVID-19 pandemic and the measures that have been taken or that may be taken in the future by governments, businesses, including us and our bottling partners, and the public at large to limit COVID-19's spread have had, and we expect will continue to have, certain negative impacts on our business including, without limitation, the following:
•We have experienced a decrease in sales of certain of our products in markets around the world that have been affected by the COVID-19 pandemic. In particular, sales of our products in the away-from-home channels have been significantly negatively affected by shelter-in-place regulations or recommendations, closings of restaurants and cancellations of major sporting and other events that were imposed as a result of the initial COVID-19 outbreak. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, resurgence of the pandemic in some markets has slowed the reopening process. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. While we have initially experienced increased sales in the at-home channels from pantry loading as consumers have stocked up on certain of our products with the expectation of spending more time at home during the crisis, such increased sales levels have not, and we expect will not, fully offset the sales pressures we have experienced and we expect will continue to experience in the away-from-home channels while social distancing mandates or recommendations are in effect.
•In certain COVID-19 affected markets, consumer demand has shifted away from some of our more profitable beverages and away-from-home consumption to lower-margin products and at-home consumption, and this shift in consumer purchasing patterns is likely to continue while shelter-in-place and social distancing behaviors are mandated or encouraged.
•Deteriorating economic and political conditions in many of our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, have caused, and could continue to cause, a decrease in demand for our products.
•We are accelerating our business strategy and are taking certain actions to address challenges posed by the COVID-19 pandemic and deliver on our commitment to emerge stronger from this crisis. These include focusing investments on a defined growth portfolio by prioritizing brands best positioned for consumer reach; streamlining the innovation pipeline through initiatives that are scalable regionally or globally as well as a maintaining a disciplined approach to local experimentation; refreshing our marketing approach, with a focus on improving our marketing investment effectiveness and efficiency; and investing in new capabilities to capitalize on emerging shifts in consumer behaviors that we anticipate may last beyond this crisis. These actions, which may require substantial additional investment of management time and financial resources, may not be sufficient to accomplish our goals.
•We have experienced temporary disruptions in certain of our concentrate production operations. We have taken measures to protect our employees and facilities around the world, which have included, but have not been limited to, checking the temperature of employees when they enter our facilities, requiring employees to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines. These measures may not be sufficient to prevent the spread of COVID-19 among our employees and, therefore, we may face additional concentrate production disruptions in the future, which may place constraints on our ability to supply concentrates to our bottling partners in a timely manner or may increase our concentrate supply costs.
•We have faced, and may continue to face, delays in the delivery of concentrates to our bottling partners as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of or congestion at ports, and capacity constraints experienced by our transportation contractors.

•Some of our bottling partners have experienced, and may experience in the future, temporary plant closures, production slowdowns and disruptions in distribution operations as a result of the impact of the COVID-19 pandemic on their respective businesses.
•Disruptions in supply chains have placed, and may continue to place, constraints on our and our bottling partners’ ability to source beverage containers, such as glass bottles and cans, which has increased, and in the future may increase, our and their packaging costs.
•We have experienced, and expect to continue to experience, adverse fluctuations in foreign currency exchange rates, particularly an increase in the value of the U.S. dollar against certain key foreign currencies, which negatively affected, and we expect will continue to negatively affect, our reported results of operations and financial condition.
•Our borrowing costs have increased as a result of disruptions and increased volatility and pricing in the commercial paper and debt markets caused by the COVID-19 pandemic and, if the current uncertain conditions in the credit markets continue or worsen, our borrowing costs may continue to increase.
•The current uncertain credit market conditions and their actual or perceived effects on our and our major bottling partners' results of operations and financial condition, along with the current unfavorable economic environment in the United States and much of the world, may increase the likelihood that one or more of the major independent credit agencies will downgrade our credit ratings, which could have a negative effect on our borrowing costs.
•Governmental authorities in the United States and throughout the world may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and cash flows.
•We rely on third-party service providers and business partners, such as cloud data storage and other information technology service providers, suppliers, distributors, contractors, joint venture partners and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party service providers and business partners are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms.
•The financial impact of the COVID-19 pandemic may cause one or more of our counterparty financial institutions to fail or default on their obligations to us, which could cause us to incur significant losses.
•We may be required to record significant impairment charges with respect to noncurrent assets, including trademarks, bottler franchise rights, goodwill and other intangible assets, equity method investments, and other long-lived assets, whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations. Also, we may be required to write off obsolete inventory and the unamortized balances of advanced funding provided to customers that permanently close as a result of the COVID-19 pandemic’s damaging impacts on their respective businesses. In addition, we are required to record impairment charges related to our proportionate share of impairment charges that may be recorded by equity method investees, and such charges may be significant.
•The significant declines in the equity markets and in the valuation of other assets precipitated by the COVID-19 pandemic negatively affected the values of our pension plan assets during the quarter ended March 27, 2020. While the equity markets and the valuation of other assets have recovered somewhat during the quarter ended June 26, 2020, the fair values of our pension plan assets remain lower than pre-pandemic levels. If pension plan asset values do not continue to recover to pre-pandemic levels or deteriorate again as a result of uncertainty regarding the timing and pace of economic recovery from the COVID-19 pandemic, we may incur increased pension expense in future periods.
•As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees, including most employees based at our global headquarters in Atlanta, to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place.
•Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.
The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on our bottling partners, consumers, suppliers and/or third-party service providers.
Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the duration of the various shelter-in-place orders and reopening plans across the globe, and actions taken, or that may be taken in the future, by governmental authorities and other third parties in response to the pandemic.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 26, 2020 by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans[3]
March 28, 2020 through April 24, 2020	2,886	$44.70	—	161,029,667
April 25, 2020 through May 22, 2020	1,334	46.15	—	161,029,667
May 23, 2020 through June 26, 2020	295	46.67	—	161,029,667
Total	4,515	$45.26	—
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
Item 6.  Exhibits
In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations, warranties, covenants and conditions by or of each of the parties to the applicable agreement. These representations, warranties, covenants and conditions have been made solely for the benefit of the other parties to the applicable agreement and:
•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
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

3.2
By-Laws of the Company, as amended and restated through April 22, 2020 — incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.

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

4.6	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 18, 2010.
4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.9	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.10	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.11	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.12	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.13	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.14	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.15	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.16	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.17	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.18	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.19	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.20	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.

4.21	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.22	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.23	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.24	Form of Note for 2.200% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.25	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.26	Form of Note for Floating Rate Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.27	Form of Note for 0.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.28	Form of Note for 0.750% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.29	Form of Note for 1.250% Notes due 2031 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.30	Form of Note for 1.750% Notes due 2024 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 9, 2019.
4.31	Form of Note for 2.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 9, 2019.
4.32	Form of Note for 2.950% Notes due 2025 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.33	Form of Note for 3.375% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.34	Form of Note for 3.450% Notes due 2030 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.35	Form of Note for 4.125% Notes due 2040 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.36	Form of Note for 4.200% Notes due 2050 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.37	Form of Note for 1.450% Notes due 2027 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.38	Form of Note for 1.650% Notes due 2030 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.39	Form of Note for 2.500% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.40	Form of Note for 2.600% Notes due 2050 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.41	Form of Note for 2.750% Notes due 2060 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.42	Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated July 30, 1991.
4.43	First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated January 29, 1992.
4.44
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 23, 2017.

4.45
Third Supplemental Indenture, dated as of July 5, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 6, 2017.

10.1	Amendment One to The Coca-Cola Company Severance Pay Plan, as Amended and Restated Effective January 1, 2020, dated May 29, 2020.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 26, 2020 and June 28, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 26, 2020 and June 28, 2019, (iii) Condensed Consolidated Balance Sheets as of June 26, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 26, 2020 and June 28, 2019, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ KATHY LOVELESS
Date:	July 22, 2020	Kathy Loveless Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	July 22, 2020	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)