Form 10-Q
period 2020-09-25
COCA COLA CO
filed 2020-10-22
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to
Commission File Number 001-02217
COCA COLA CO
(Exact name of Registrant as specified in its charter)

Delaware		58-0628465
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
One Coca-Cola Plaza
Atlanta	Georgia	30313
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (404) 676-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.25 Par Value	KO	New York Stock Exchange
Floating Rate Notes Due 2021	KO21C	New York Stock Exchange
0.75% Notes Due 2023	KO23B	New York Stock Exchange
0.500% Notes Due 2024	KO24	New York Stock Exchange
1.875% Notes Due 2026	KO26	New York Stock Exchange
0.750% Notes Due 2026	KO26C	New York Stock Exchange
1.125% Notes Due 2027	KO27	New York Stock Exchange
0.125% Notes Due 2029	KO29A	New York Stock Exchange
1.250% Notes Due 2031	KO31	New York Stock Exchange
0.375% Notes Due 2033	KO33	New York Stock Exchange
1.625% Notes Due 2035	KO35	New York Stock Exchange
1.100% Notes Due 2036	KO36	New York Stock Exchange
0.800% Notes Due 2040	KO40B	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of October 19, 2020
$0.25 Par Value	4,297,434,612

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net Operating Revenues	$8,652	$9,507	$24,403	$28,198
Cost of goods sold	3,471	3,767	9,855	11,053
Gross Profit	5,181	5,740	14,548	17,145
Selling, general and administrative expenses	2,511	3,116	7,142	8,879
Other operating charges	372	125	747	344
Operating Income	2,298	2,499	6,659	7,922
Interest income	82	153	294	428
Interest expense	660	230	1,127	711
Equity income (loss) — net	431	346	774	808
Other income (loss) — net	30	324	788	(81)
Income Before Income Taxes	2,181	3,092	7,388	8,366
Income taxes	441	503	1,094	1,446
Consolidated Net Income	1,740	2,589	6,294	6,920
Less: Net income (loss) attributable to noncontrolling interests	3	(4)	3	42
Net Income Attributable to Shareowners of The Coca-Cola Company	$1,737	$2,593	$6,291	$6,878
Basic Net Income Per Share[1]	$0.40	$0.61	$1.47	$1.61
Diluted Net Income Per Share[1]	$0.40	$0.60	$1.46	$1.60
Average Shares Outstanding	4,296	4,280	4,293	4,273
Effect of dilutive securities	25	41	28	38
Average Shares Outstanding Assuming Dilution	4,321	4,321	4,321	4,311
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Consolidated Net Income	$1,740	$2,589	$6,294	$6,920
Other Comprehensive Income:
Net foreign currency translation adjustments	1,052	(960)	(2,283)	(679)
Net gains (losses) on derivatives	(13)	46	(23)	30
Net change in unrealized gains (losses) on available-for-sale debt securities	(21)	16	(40)	46
Net change in pension and other benefit liabilities	(2)	32	45	100
Total Comprehensive Income	2,756	1,723	3,993	6,417
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	(145)	(396)	(88)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$2,751	$1,868	$4,389	$6,505

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	September 25, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$11,385	$6,480
Short-term investments	7,347	1,467
Total Cash, Cash Equivalents and Short-Term Investments	18,732	7,947
Marketable securities	2,396	3,228
Trade accounts receivable, less allowances of $546 and $524, respectively	3,827	3,971
Inventories	3,264	3,379
Prepaid expenses and other assets	2,191	1,886
Total Current Assets	30,410	20,411
Equity method investments	18,875	19,025
Other investments	712	854
Other assets	6,161	6,075
Deferred income tax assets	2,439	2,412
Property, plant and equipment, less accumulated depreciation of $8,877 and $8,083, respectively	10,667	10,838
Trademarks with indefinite lives	10,333	9,266
Goodwill	16,887	16,764
Other intangible assets	700	736
Total Assets	$97,184	$86,381
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$12,750	$11,312
Loans and notes payable	5,857	10,994
Current maturities of long-term debt	7,508	4,253
Accrued income taxes	776	414
Total Current Liabilities	26,891	26,973
Long-term debt	39,502	27,516
Other liabilities	8,530	8,510
Deferred income tax liabilities	1,945	2,284
The Coca-Cola Company Shareowners' Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	17,463	17,154
Reinvested earnings	66,863	65,855
Accumulated other comprehensive income (loss)	(15,446)	(13,544)
Treasury stock, at cost — 2,743 and 2,760 shares, respectively	(52,033)	(52,244)
Equity Attributable to Shareowners of The Coca-Cola Company	18,607	18,981
Equity attributable to noncontrolling interests	1,709	2,117
Total Equity	20,316	21,098
Total Liabilities and Equity	$97,184	$86,381
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 25, 2020	September 27, 2019
Operating Activities
Consolidated net income	$6,294	$6,920
Depreciation and amortization	1,106	965
Stock-based compensation expense	88	146
Deferred income taxes	10	(326)
Equity (income) loss — net of dividends	(565)	(336)
Foreign currency adjustments	(145)	79
Significant (gains) losses — net	(899)	(389)
Other operating charges	671	147
Other items	562	444
Net change in operating assets and liabilities	(902)	121
Net Cash Provided by Operating Activities	6,220	7,771
Investing Activities
Purchases of investments	(12,051)	(4,113)
Proceeds from disposals of investments	6,482	5,674
Acquisitions of businesses, equity method investments and nonmarketable securities	(989)	(5,376)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	46	266
Purchases of property, plant and equipment	(759)	(1,206)
Proceeds from disposals of property, plant and equipment	156	944
Other investing activities	43	(90)
Net Cash Provided by (Used in) Investing Activities	(7,072)	(3,901)
Financing Activities
Issuances of debt	26,898	19,598
Payments of debt	(17,977)	(21,716)
Issuances of stock	514	923
Purchases of stock for treasury	(93)	(690)
Dividends	(3,522)	(3,419)
Other financing activities	153	(33)
Net Cash Provided by (Used in) Financing Activities	5,973	(5,337)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(36)	(75)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	5,085	(1,542)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	6,737	9,318
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	11,822	7,776
Less: Restricted cash and restricted cash equivalents at end of period	437	245
Cash and Cash Equivalents at End of Period	$11,385	$7,531
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 25, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2020 and the third quarter of 2019 ended on September 25, 2020 and September 27, 2019, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Advertising Costs
The Company's accounting policy related to advertising costs for annual reporting purposes is to expense production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred.
For interim reporting purposes, we allocate our estimated full year marketing expenditures that benefit multiple interim periods to each of our interim reporting periods. We use the proportion of each interim period's actual unit case volume to the estimated full year unit case volume as the basis for the allocation. This methodology results in our marketing expenditures being recognized at a standard rate per unit case. At the end of each interim reporting period, we review our estimated full year unit case volume and our estimated full year marketing expenditures that benefit multiple interim periods in order to evaluate if a change in estimate is necessary. The impact of any change in the full year estimate is recognized in the interim period in which the change in estimate occurs. Our full year marketing expenditures are not impacted by this interim accounting policy.
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

The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in the condensed consolidated statements of cash flows (in millions):

	September 25, 2020	December 31, 2019
Cash and cash equivalents	$11,385	$6,480
Cash and cash equivalents included in other assets[1]	437	257
Cash, cash equivalents, restricted cash and restricted cash equivalents	$11,822	$6,737
1 Amounts represent cash and cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.

	September 27, 2019	December 31, 2018
Cash and cash equivalents	$7,531	$9,077
Cash and cash equivalents included in other assets[1]	245	241
Cash, cash equivalents, restricted cash and restricted cash equivalents	$7,776	$9,318
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
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During the nine months ended September 25, 2020, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $989 million, which primarily related to the acquisition of the remaining equity ownership interest in fairlife, LLC ("fairlife").
During the nine months ended September 27, 2019, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,376 million, which primarily related to the acquisition of Costa Limited ("Costa"), the remaining equity ownership interest in C.H.I. Limited ("CHI") and controlling interests in bottling operations in Zambia.
fairlife, LLC
In January 2020, the Company acquired the remaining 57.5 percent interest in, and now owns 100 percent of, fairlife. fairlife offers a broad portfolio of products in the value-added dairy category across North America. A significant portion of fairlife's revenues was already reflected in our consolidated financial statements, as we have operated as the sales and distribution organization for certain fairlife products. Upon consolidation, we recognized a gain of $902 million resulting from the remeasurement of our previously held equity interest in fairlife to fair value. The fair value of our previously held interest was determined using a discounted cash flow model based on Level 3 inputs. The gain was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. We acquired the remaining interest in exchange for $979 million of cash, net of cash acquired, and effectively settled our $306 million note receivable from fairlife at the recorded amount. Under the terms of the agreement, we are subject to making future milestone payments which are contingent on fairlife achieving certain financial targets through 2024 and, if achieved, are payable in 2021, 2023 and 2025. These milestone payments are based on agreed-upon formulas related to fairlife's operating results, the resulting value of which is not subject to a ceiling. Under the applicable accounting guidance, we recorded a $270 million liability representing our best estimate of the fair value of this contingent consideration. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs. We will be required to remeasure this liability to fair value quarterly with any changes in the fair value recorded in income until the final milestone payments are made. During the three and nine months ended September 25, 2020, we recorded charges of $18 million and $47 million, respectively, related to this remeasurement in the line item other operating charges in our condensed consolidated statements of income. As of September 25, 2020, $1.3 billion of the purchase price was allocated to the fairlife trademark and $0.8 billion was preliminarily allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been preliminarily assigned to the North America operating segment. The preliminary allocation of the purchase price is subject to refinement when valuations are finalized. As of September 25, 2020, the valuations that have not been finalized primarily relate to other intangible assets as well as operating lease right-of-use assets and operating lease liabilities. The final purchase price allocation will be completed no later than the first quarter of 2021.
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
C.H.I. Limited
In January 2019, the Company acquired the remaining 60 percent interest in CHI, a Nigerian producer of value-added dairy and juice beverages and iced tea, in exchange for $260 million of cash, net of cash acquired, under the terms of the agreement for our original investment in CHI. Upon consolidation, we recognized a net charge of $121 million during the nine months ended September 27, 2019, which included the remeasurement of our previously held equity interest in CHI to fair value and the reversal of the related cumulative translation adjustments. The fair value of our previously held equity investment was determined using a discounted cash flow model based on Level 3 inputs. The net charge was recorded in the line item other income (loss) — net in our condensed consolidated statement of income.
Divestitures
During the nine months ended September 25, 2020, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $46 million, which primarily related to the sale of a portion of our ownership interest in one of our equity method investments. We recognized a net gain of $18 million as a result of the sale, which was recorded in the line item other income (loss) — net in our condensed consolidated statement of income.
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
North America Refranchising — United States
In conjunction with implementing a new beverage partnership model in North America, in 2018 the Company completed the refranchising of all of our bottling territories in the United States that were previously managed by Coca-Cola Refreshments
("CCR") to certain of our unconsolidated bottling partners. During the three and nine months ended September 27, 2019, we recognized net gains of $19 million and $15 million, respectively. These net gains were included in the line item other income (loss) — net in our condensed consolidated statements of income and were primarily related to post-closing adjustments as contemplated by the related agreements.
North America Refranchising — Canada
During the three and nine months ended September 27, 2019, we recognized a charge of $122 million related to post-closing adjustments related to the sale of our Canadian bottling operations as contemplated by the related agreements. This charge was included in the line item other income (loss) — net in our condensed consolidated statements of income.
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
NOTE 3: REVENUE RECOGNITION
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended September 25, 2020
Concentrate operations	$1,523	$3,556	$5,079
Finished product operations	1,503	2,070	3,573
Total	$3,026	$5,626	$8,652
Three Months Ended September 27, 2019
Concentrate operations	$1,414	$4,026	$5,440
Finished product operations	1,676	2,391	4,067
Total	$3,090	$6,417	$9,507

	United States	International	Total
Nine Months Ended September 25, 2020
Concentrate operations	$4,117	$9,966	$14,083
Finished product operations	4,299	6,021	10,320
Total	$8,416	$15,987	$24,403
Nine Months Ended September 27, 2019
Concentrate operations	$4,014	$11,782	$15,796
Finished product operations	4,824	7,578	12,402
Total	$8,838	$19,360	$28,198
Refer to Note 16 for additional revenue disclosures by operating segment and Corporate.

NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
September 25, 2020
Marketable securities	$296	$—
Other investments	662	50
Other assets	1,097	—
Total equity securities	$2,055	$50
December 31, 2019
Marketable securities	$329	$—
Other investments	772	82
Other assets	1,118	—
Total equity securities	$2,219	$82
The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	September 25, 2020	September 27, 2019
Net gains (losses) recognized during the period related to equity securities	$17	$29
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	—	—
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$17	$29

	Nine Months Ended
	September 25, 2020	September 27, 2019
Net gains (losses) recognized during the period related to equity securities	$(137)	$163
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	(24)	16
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$(113)	$147
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
September 25, 2020
Trading securities	$34	$1	$—	$35
Available-for-sale securities	2,611	63	(16)	2,658
Total debt securities	$2,645	$64	$(16)	$2,693
December 31, 2019
Trading securities	$46	$1	$—	$47
Available-for-sale securities	3,172	113	(4)	3,281
Total debt securities	$3,218	$114	$(4)	$3,328

The carrying values of our debt securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	September 25, 2020		December 31, 2019
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Cash and cash equivalents	$—	$305	$—	$123
Marketable securities	35	2,065	47	2,852
Other assets	—	288	—	306
Total debt securities	$35	$2,658	$47	$3,281
The contractual maturities of these available-for-sale debt securities as of September 25, 2020 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$1,186	$1,212
After 1 year through 5 years	1,140	1,134
After 5 years through 10 years	89	102
After 10 years	196	210
Total	$2,611	$2,658
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Gross gains	$2	$9	$19	$37
Gross losses	(3)	(1)	(11)	(5)
Proceeds	233	1,284	1,419	3,074
Captive Insurance Companies
In accordance with local insurance regulations, our captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of its consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. This captive's solvency capital funds included equity and debt securities of $1,227 million and $1,266 million as of September 25, 2020 and December 31, 2019, respectively, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations.
NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	September 25, 2020	December 31, 2019
Raw materials and packaging	$2,069	$2,180
Finished goods	802	851
Other	393	348
Total inventories	$3,264	$3,379

NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	September 25, 2020	December 31, 2019
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$17	$24
Foreign currency contracts	Other assets	73	91
Interest rate contracts	Prepaid expenses and other assets	4	10
Interest rate contracts	Other assets	683	427
Total assets		$777	$552
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$46	$40
Foreign currency contracts	Other liabilities	10	48
Commodity contracts	Accounts payable and accrued expenses	1	—
Interest rate contracts	Other liabilities	—	21
Total liabilities		$57	$109
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
2 Refer to Note 15 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	September 25, 2020	December 31, 2019
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$34	$13
Commodity contracts	Prepaid expenses and other assets	19	8
Commodity contracts	Other assets	4	2
Other derivative instruments	Prepaid expenses and other assets	8	12
Other derivative instruments	Other assets	3	1
Total assets		$68	$36
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$41	$39
Commodity contracts	Accounts payable and accrued expenses	36	13
Commodity contracts	Other liabilities	11	1
Other derivative instruments	Accounts payable and accrued expenses	5	—
Total liabilities		$93	$53
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualify for the Company's foreign currency cash flow hedging program were $8,809 million and $6,957 million as of September 25, 2020 and December 31, 2019, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company records the changes in carrying value of these foreign currency denominated assets and liabilities due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that have been designated as cash flow hedges for the Company's foreign currency denominated assets and liabilities were $2,700 million and $3,028 million as of September 25, 2020 and December 31, 2019, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $11 million and $2 million as of September 25, 2020 and December 31, 2019, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. As of September 25, 2020 and December 31, 2019, we did not have any interest rate swaps designated as a cash flow hedge.

The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income ("OCI"), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended September 25, 2020
Foreign currency contracts	$(84)	Net operating revenues	$(21)
Foreign currency contracts	(4)	Cost of goods sold	2
Foreign currency contracts	—	Interest expense	(6)
Foreign currency contracts	122	Other income (loss) — net	100
Interest rate contracts	9	Interest expense	(14)
Commodity contracts	(2)	Cost of goods sold	(1)
Total	$41		$60
Three Months Ended September 27, 2019
Foreign currency contracts	$71	Net operating revenues	$(5)
Foreign currency contracts	3	Cost of goods sold	2
Foreign currency contracts	—	Interest expense	(3)
Foreign currency contracts	(46)	Other income (loss) — net	(46)
Interest rate contracts	(30)	Interest expense	(10)
Commodity contracts	1	Cost of goods sold	—
Total	$(1)		$(62)

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Nine Months Ended September 25, 2020
Foreign currency contracts	$(61)	Net operating revenues	$(22)
Foreign currency contracts	6	Cost of goods sold	7
Foreign currency contracts	—	Interest expense	(10)
Foreign currency contracts	21	Other income (loss) — net	71
Interest rate contracts	21	Interest expense	(35)
Commodity contracts	(2)	Cost of goods sold	(1)
Total	$(15)		$10
Nine Months Ended September 27, 2019
Foreign currency contracts	$44	Net operating revenues	$2
Foreign currency contracts	1	Cost of goods sold	9
Foreign currency contracts	—	Interest expense	(7)
Foreign currency contracts	(99)	Other income (loss) — net	(139)
Interest rate contracts	(47)	Interest expense	(30)
Commodity contracts	1	Cost of goods sold	—
Total	$(100)		$(165)
As of September 25, 2020, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $119 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. The ineffective portions of these hedges are immediately recognized in earnings. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives related to fair value hedges of this type were $12,212 million and $12,523 million as of September 25, 2020 and December 31, 2019, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair values of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. The total notional value of derivatives related to fair value hedges of this type was $499 million as of September 25, 2020. As of December 31, 2019, we did not have any fair value hedges of this type.
The following tables summarize the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		September 25, 2020	September 27, 2019
Interest rate contracts	Interest expense	$94	$206
Fixed-rate debt	Interest expense	(97)	(200)
Net impact to interest expense		$(3)	$6
Foreign currency contracts	Other income (loss) — net	$3	$—
Available-for-sale securities	Other income (loss) — net	(3)	—
Net impact to other income (loss) — net		$—	$—
Net impact of fair value hedging instruments		$(3)	$6

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Nine Months Ended
		September 25, 2020	September 27, 2019
Interest rate contracts	Interest expense	$284	$647
Fixed-rate debt	Interest expense	(281)	(637)
Net impact to interest expense		$3	$10
Foreign currency contracts	Other income (loss) — net	$3	$—
Available-for-sale securities	Other income (loss) — net	(3)	—
Net impact to other income (loss) — net		$—	$—
Net impact of fair value hedging instruments		$3	$10
The following table summarizes the amounts recorded in the condensed consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

	Carrying Value of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments Included in Carrying Value of Hedged Items[1]
Balance Sheet Location of Hedged Items	September 25, 2020	December 31, 2019	September 25, 2020	December 31, 2019
Cash and cash equivalents	$294	$—	$—	$—
Marketable securities	201	—	—	—
Current maturities of long-term debt	2,038	1,004	(2)	5
Long-term debt	10,685	12,087	670	448
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Nine Months Ended
	September 25, 2020	December 31, 2019	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Foreign currency contracts	$—	$—	$(23)	$13	$(4)	$42
Foreign currency denominated debt	12,699	12,334	(445)	476	(452)	444
Total	$12,699	$12,334	$(468)	$489	$(456)	$486
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three and nine months ended September 25, 2020 and September 27, 2019. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended September 25, 2020 and September 27, 2019. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $6,069 million and $4,291 million as of September 25, 2020 and December 31, 2019, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $511 million and $425 million as of September 25, 2020 and December 31, 2019, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		September 25, 2020	September 27, 2019
Foreign currency contracts	Net operating revenues	$2	$15
Foreign currency contracts	Cost of goods sold	(17)	2
Foreign currency contracts	Other income (loss) — net	53	(21)
Interest rate contracts	Interest expense	2	—
Commodity contracts	Cost of goods sold	34	(60)
Other derivative instruments	Selling, general and administrative expenses	20	4
Other derivative instruments	Other income (loss) — net	—	5
Total		$94	$(55)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Nine Months Ended
		September 25, 2020	September 27, 2019
Foreign currency contracts	Net operating revenues	$64	$2
Foreign currency contracts	Cost of goods sold	10	4
Foreign currency contracts	Other income (loss) — net	(33)	(46)
Interest rate contracts	Interest expense	2	—
Commodity contracts	Cost of goods sold	(33)	(58)
Other derivative instruments	Selling, general and administrative expenses	(12)	32
Other derivative instruments	Other income (loss) — net	(55)	39
Total		$(57)	$(27)

NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the nine months ended September 25, 2020, the Company issued U.S. dollar- and euro-denominated debt of $15,600 million and €2,600 million, respectively. The carrying value of this debt as of September 25, 2020 was $17,461 million. The general terms of the notes issued are as follows:
•$1,000 million total principal amount of notes due March 25, 2025, at a fixed interest rate of 2.950 percent;
•$1,000 million total principal amount of notes due March 25, 2027, at a fixed interest rate of 3.375 percent;
•$1,500 million total principal amount of notes due June 1, 2027, at a fixed interest rate of 1.450 percent;
•$1,300 million total principal amount of notes due March 15, 2028, at a fixed interest rate of 1.000 percent;
•€1,000 million total principal amount of notes due March 15, 2029, at a fixed interest rate of 0.125 percent;
•$1,250 million total principal amount of notes due March 25, 2030, at a fixed interest rate of 3.450 percent;
•$1,500 million total principal amount of notes due June 1, 2030, at a fixed interest rate of 1.650 percent;
•$1,300 million total principal amount of notes due March 15, 2031, at a fixed interest rate of 1.375 percent;
•€750 million total principal amount of notes due March 15, 2033, at a fixed interest rate of 0.375 percent;
•€850 million total principal amount of notes due March 15, 2040, at a fixed interest rate of 0.800 percent;
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

•$1,500 million total principal amount of notes due March 15, 2051, at a fixed interest rate of 2.500 percent; and
•$1,000 million total principal amount of notes due June 1, 2060, at a fixed interest rate of 2.750 percent.
During the nine months ended September 25, 2020, the Company retired upon maturity Australian dollar- and U.S. dollar-denominated notes. The general terms of the notes retired are as follows:
•AUD450 million total principal amount of notes due June 9, 2020, at a fixed interest rate of 2.600 percent; and
•$171 million total principal amount of zero coupon notes due June 20, 2020.
During the nine months ended September 25, 2020, the Company also extinguished prior to maturity U.S. dollar- and euro-denominated debt of $1,954 million and €1,448 million, respectively, resulting in associated charges of $397 million recorded in the line item interest expense in our condensed consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationships. We also incurred charges of $8 million as a result of the reclassification of related cash flow hedging balances from AOCI into income. The general terms of the notes that were extinguished are as follows:
•€379 million total principal amount of notes due March 8, 2021, at a variable interest rate equal to the three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.200 percent;
•€152 million total principal amount of notes due March 9, 2021, at a fixed interest rate of 0.000 percent;
•$444 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 3.300 percent;
•$335 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 1.550 percent;
•$184 million total principal amount of notes due May 25, 2022, at a fixed interest rate of 2.200 percent;
•€598 million total principal amount of notes due September 22, 2022, at a fixed interest rate of 0.125 percent;
•€319 million total principal amount of notes due September 22, 2022, at a fixed interest rate of 1.125 percent;
•$282 million total principal amount of notes due March 25, 2040, at a fixed interest rate of 4.125 percent; and
•$709 million total principal amount of notes due March 25, 2050, at a fixed interest rate of 4.200 percent.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Guarantees
As of September 25, 2020, we were contingently liable for guarantees of indebtedness owed by third parties of $443 million, of which $138 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Tax Audits
The Company is involved in various tax matters, some of which have an uncertain outcome. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained; (2) the tax position is "more likely than not" to be sustained but for a lesser amount; or (3) the tax position is "more likely than not" to be sustained but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities, such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and

(3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved. The number of years subject to tax audits or tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained; (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Refer to Note 14.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $271 million and $301 million as of September 25, 2020 and December 31, 2019, respectively.

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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	September 25, 2020	December 31, 2019
Foreign currency translation adjustments	$(13,154)	$(11,270)
Accumulated derivative net gains (losses)	(232)	(209)
Unrealized net gains (losses) on available-for-sale debt securities	35	75
Adjustments to pension and other benefit liabilities	(2,095)	(2,140)
Accumulated other comprehensive income (loss)	$(15,446)	$(13,544)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended September 25, 2020
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$6,291	$3	$6,294
Other comprehensive income:
Net foreign currency translation adjustments	(1,884)	(399)	(2,283)
Net gains (losses) on derivatives[1]	(23)	—	(23)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(40)	—	(40)
Net change in pension and other benefit liabilities	45	—	45
Total comprehensive income (loss)	$4,389	$(396)	$3,993
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI (in millions):

Three Months Ended September 25, 2020	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$548	$(30)	$518
Reclassification adjustments recognized in net income	—	—	—
Gains (losses) on intra-entity transactions that are of a long-term investment nature	883	—	883
Gains (losses) on net investment hedges arising during the period[1]	(468)	117	(351)
Net foreign currency translation adjustments	$963	$87	$1,050
Derivatives:
Gains (losses) arising during the period	$41	$(9)	$32
Reclassification adjustments recognized in net income	(60)	15	(45)
Net gains (losses) on derivatives[1]	$(19)	$6	$(13)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(32)	$10	$(22)
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(31)	$10	$(21)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$(44)	$9	$(35)
Reclassification adjustments recognized in net income	44	(11)	33
Net change in pension and other benefit liabilities	$—	$(2)	$(2)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$913	$101	$1,014
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Nine Months Ended September 25, 2020	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(2,627)	$196	$(2,431)
Reclassification adjustments recognized in net income	3	—	3
Gains (losses) on intra-entity transactions that are of a long-term investment nature	886	—	886
Gains (losses) on net investment hedges arising during the period[1]	(456)	114	(342)
Net foreign currency translation adjustments	$(2,194)	$310	$(1,884)
Derivatives:
Gains (losses) arising during the period	$(24)	$8	$(16)
Reclassification adjustments recognized in net income	(10)	3	(7)
Net gains (losses) on derivatives[1]	$(34)	$11	$(23)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(54)	$20	$(34)
Reclassification adjustments recognized in net income	(8)	2	(6)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(62)	$22	$(40)
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$(68)	$15	$(53)
Reclassification adjustments recognized in net income	130	(32)	98
Net change in pension and other benefit liabilities	$62	$(17)	$45
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(2,228)	$326	$(1,902)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended September 27, 2019	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(256)	$(6)	$(262)
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(924)	—	(924)
Gains (losses) on net investment hedges arising during the period[1]	489	(122)	367
Net foreign currency translation adjustments	$(691)	$(128)	$(819)
Derivatives:
Gains (losses) arising during the period	$(2)	$1	$(1)
Reclassification adjustments recognized in net income	62	(15)	47
Net gains (losses) on derivatives[1]	$60	$(14)	$46
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$29	$(7)	$22
Reclassification adjustments recognized in net income	(8)	2	(6)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$21	$(5)	$16
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$4	$—	$4
Reclassification adjustments recognized in net income	37	(9)	28
Net change in pension and other benefit liabilities	$41	$(9)	$32
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(569)	$(156)	$(725)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Nine Months Ended September 27, 2019	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(141)	$(77)	$(218)
Reclassification adjustments recognized in net income	192	—	192
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(888)	—	(888)
Gains (losses) on net investment hedges arising during the period[1]	486	(121)	365
Net foreign currency translation adjustments	$(351)	$(198)	$(549)
Derivatives:
Gains (losses) arising during the period	$(119)	$24	$(95)
Reclassification adjustments recognized in net income	166	(41)	125
Net gains (losses) on derivatives[1]	$47	$(17)	$30
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$88	$(17)	$71
Reclassification adjustments recognized in net income	(32)	7	(25)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$56	$(10)	$46
Pension and other benefit liabilities:
Net pension and other benefit liabilities arising during the period	$11	$5	$16
Reclassification adjustments recognized in net income	111	(27)	84
Net change in pension and other benefit liabilities	$122	$(22)	$100
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(126)	$(247)	$(373)
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

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended September 25, 2020	Nine Months Ended September 25, 2020
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$—	$3
	Income before income taxes	—	3
	Income taxes	—	—
	Consolidated net income	$—	$3
Derivatives:
Foreign currency contracts	Net operating revenues	$21	$22
Foreign currency and commodity contracts	Cost of goods sold	(1)	(6)
Foreign currency contracts	Other income (loss) — net	(100)	(71)
Foreign currency and interest rate contracts	Interest expense	20	45
	Income before income taxes	(60)	(10)
	Income taxes	15	3
	Consolidated net income	$(45)	$(7)
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$1	$(8)
	Income before income taxes	1	(8)
	Income taxes	—	2
	Consolidated net income	$1	$(6)
Pension and other benefit liabilities:
Recognized net actuarial loss	Other income (loss) — net	$45	$132
Recognized prior service cost (credit)	Other income (loss) — net	(1)	(2)
	Income before income taxes	44	130
	Income taxes	(11)	(32)
	Consolidated net income	$33	$98
1Related to the sale of a portion of our ownership interest in one of our equity method investments. Refer to Note 2.
NOTE 10: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended September 25, 2020	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
June 26, 2020	4,295	$19,189	$66,888	$(16,460)	$1,760	$17,367	$(52,071)	$1,705
Comprehensive income (loss)	—	2,756	1,737	1,014	—	—	—	5
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.41 per share)	—	(1,762)	(1,762)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(1)	—	—	—	—	—	(1)
Impact related to stock-based compensation plans	2	134	—	—	—	96	38	—
September 25, 2020	4,297	$20,316	$66,863	$(15,446)	$1,760	$17,463	$(52,033)	$1,709

			Shareowners of The Coca-Cola Company
Nine Months Ended September 25, 2020	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2019	4,280	$21,098	$65,855	$(13,544)	$1,760	$17,154	$(52,244)	$2,117
Comprehensive income (loss)	—	3,993	6,291	(1,902)	—	—	—	(396)
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.23 per share)	—	(5,283)	(5,283)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(12)	—	—	—	—	—	(12)
Impact related to stock-based compensation plans	17	520	—	—	—	309	211	—
September 25, 2020	4,297	$20,316	$66,863	$(15,446)	$1,760	$17,463	$(52,033)	$1,709

			Shareowners of The Coca-Cola Company
Three Months Ended September 27, 2019	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
June 28, 2019	4,275	$20,295	$64,602	$(12,981)	$1,760	$16,833	$(52,033)	$2,114
Comprehensive income (loss)	—	1,723	2,593	(725)	—	—	—	(145)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.40 per share)	—	(1,714)	(1,714)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(7)	—	—	—	—	—	(7)
Business combinations including purchase accounting adjustments	—	8	—	—	—	—	—	8
Impact related to stock-based compensation plans	9	378	—	—	—	206	172	—
September 27, 2019	4,284	$20,683	$65,481	$(13,706)	$1,760	$17,039	$(51,861)	$1,970

			Shareowners of The Coca-Cola Company
Nine Months Ended September 27, 2019	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2018	4,268	$19,058	$63,234	$(12,814)	$1,760	$16,520	$(51,719)	$2,077
Adoption of accounting standards	—	(18)	501	(519)	—	—	—	—
Comprehensive income (loss)	—	6,417	6,878	(373)	—	—	—	(88)
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.20 per share)	—	(5,132)	(5,132)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(27)	—	—	—	—	—	(27)
Business combinations including purchase accounting adjustments	—	8	—	—	—	—	—	8
Purchases of treasury stock	(14)	(635)	—	—	—	—	(635)	—
Impact related to stock-based compensation plans	30	1,012	—	—	—	519	493	—
September 27, 2019	4,284	$20,683	$65,481	$(13,706)	$1,760	$17,039	$(51,861)	$1,970

NOTE 11: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended September 25, 2020, the Company recorded other operating charges of $372 million. These charges primarily consisted of $332 million due to the Company's strategic realignment initiatives and $10 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $18 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $12 million related to the restructuring of our manufacturing operations in the United States. Refer to Note 2 for additional information on the fairlife acquisition. Refer to Note 12 for additional information on the Company's strategic realignment initiatives and productivity and reinvestment program. Refer to Note 16 for the impact these charges had on our operating segments and Corporate.
During the nine months ended September 25, 2020, the Company recorded other operating charges of $747 million. These charges primarily consisted of $332 million related to the Company's strategic realignment initiatives and $71 million related to the Company's productivity and reinvestment program. In addition, other operating charges included impairment charges of $160 million related to the Odwalla trademark and charges of $35 million related to discontinuing the Odwalla juice business. Other operating charges also included an impairment charge of $55 million related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company's portfolio. Other operating charges also included $47 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $24 million related to the restructuring of our manufacturing operations in the United States. Refer to Note 2 for additional information on the fairlife acquisition. Refer to Note 12 for additional information on the Company's strategic realignment initiatives and productivity and reinvestment program. Refer to Note 15 for additional information on the impairment charges. Refer to Note 16 for the impact these charges had on our operating segments and Corporate.
During the three months ended September 27, 2019, the Company recorded other operating charges of $125 million. These charges primarily consisted of $61 million related to the Company's productivity and reinvestment program and $42 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $21 million for costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Refer to Note 12 for additional information on the Company's productivity and reinvestment program. Refer to Note 15 for additional information on the trademark impairment charge. Refer to Note 16 for the impact these charges had on our operating segments and Corporate.
During the nine months ended September 27, 2019, the Company recorded other operating charges of $344 million. These charges primarily consisted of $184 million related to the Company's productivity and reinvestment program and $42 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $46 million of transaction costs associated with the purchase of Costa, which we acquired in January 2019, and $61 million for costs incurred to refranchise certain of our North America bottling operations. Refer to Note 2 for additional information on the acquisition of Costa. Refer to Note 12 for additional information on the Company's productivity and reinvestment program. Refer to Note 15 for additional information on the trademark impairment charge. Refer to Note 16 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Interest Expense
During the three and nine months ended September 25, 2020, the Company recorded charges of $405 million related to the extinguishment of long-term debt. Refer to Note 7.
Equity Income (Loss) — Net
During the three and nine months ended September 25, 2020, the Company recorded net charges of $27 million and $128 million, respectively. During the three and nine months ended September 27, 2019, the Company recorded net charges of $39 million and $107 million, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 16 for the impact these items had on our operating segments and Corporate.

Other Income (Loss) — Net
During the three months ended September 25, 2020, the Company recognized a net gain of $13 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded other postretirement benefit plan curtailment charges of $11 million related to its strategic realignment initiatives. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 12 for additional information on the Company's strategic realignment initiatives. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
During the nine months ended September 25, 2020, the Company recognized a gain of $902 million in conjunction with the fairlife acquisition, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value and a gain of $18 million related to the sale of a portion of our ownership interest in one of our equity method investments. These gains were partially offset by a net loss of $55 million related to economic hedging activities, an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America and an impairment charge of $26 million associated with an investment in an equity security without a readily determinable fair value, which were primarily driven by revised projections of future operating results. The Company also recorded a charge of $21 million related to the restructuring of our manufacturing operations in the United States, other postretirement benefit plan curtailment charges of $11 million related to the Company's strategic realignment initiatives, and a net loss of $127 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 2 for additional information on the fairlife acquisition. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 6 for additional information on our economic hedging activities. Refer to Note 12 for additional information on the Company's strategic realignment initiatives. Refer to Note 15 for additional information on the impairment charges. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
During the three months ended September 27, 2019, the Company recognized a gain of $739 million on the sale of a retail and office building in New York City. The Company also recognized a net gain of $38 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. In addition, the Company recorded an other-than-temporary impairment charge of $120 million related to Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"), an equity method investee, and other-than-temporary impairment charges of $255 million related to certain equity method investees in the Middle East. The Company also recorded net charges of $103 million primarily related to post-closing adjustments as contemplated by the related agreements associated with the refranchising of certain bottling territories in North America. Refer to Note 2 for additional information on refranchising activities. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 15 for information on the impairment charges. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
During the nine months ended September 27, 2019, the Company recognized a gain of $739 million on the sale of a retail and office building in New York City. The Company also recognized a net gain of $197 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a gain of $39 million related to the sale of a portion of our equity ownership interest in Andina. These gains were partially offset by other-than-temporary impairment charges of $406 million related to CCBJHI, an equity method investee, $255 million related to certain equity method investees in the Middle East, $57 million related to one of our equity method investees in North America and $49 million related to one of our equity method investees in Latin America. The Company also recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million and recognized a $121 million loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. Additionally, the Company recognized net charges of $107 million primarily related to post-closing adjustments as contemplated by the related agreements associated with the refranchising of certain bottling territories in North America. Refer to Note 2 for additional information on the CCBA asset adjustment, refranchising activities, the acquisition of the remaining equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 15 for additional information on the impairment charges. Refer to Note 16 for the impact these items had on our operating segments and Corporate.

NOTE 12: RESTRUCTURING
Strategic Realignment
In August 2020, the Company announced strategic steps to transform our organizational structure in an effort to better enable us to capture growth in the fast-changing marketplace. The Company is building a networked global organization designed to combine the power of scale with the deep knowledge required to win locally. We are creating new operating units focused on regional and local execution. The operating units, which will sit under the four existing geographic segments, will be highly interconnected with more consistency in the structure and a focus on eliminating duplication of resources and scaling new products more quickly. The operating units will work closely with five global marketing category leadership teams to rapidly scale ideas. The global marketing category leadership teams will primarily focus on innovation, marketing efficiency and effectiveness. The organizational structure will also include the center that will provide strategy, governance and scale for global initiatives. The operating units, global marketing category leadership teams and the center will be supported by a platform services organization, which will focus on providing efficient and scaled global services and capabilities including, but not limited to, governance, transactional work, data management, consumer analytics, digital commerce and social/digital hubs.
The expenses related to these strategic realignment initiatives were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 16 for the impact these expenses had on our operating segments and Corporate. Outside services reported in the table below primarily relate to expenses in connection with legal and consulting activities. The Company currently expects the total cost of the strategic realignment initiatives to range from approximately $350 million to $550 million. We expect the new networked organization to be established and functioning at the beginning of 2021, and the platform services activities will be integrated, standardized and scaled over the course of 2021.
The following table summarizes the balance of accrued expenses related to these strategic realignment initiatives as of September 25, 2020 (in millions):

	Costs Incurred	Payments	Noncash and Exchange		Accrued Balance September 25, 2020
Severance pay and benefits	$327	$—	$(23)	[1]	$304
Outside services	16	(15)	—		1
Total	$343	$(15)	$(23)		$305
1 Includes stock-based compensation modification and other postretirement benefit plan curtailment charges.
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
In April 2017, the Company announced another expansion of our productivity and reinvestment program. This expansion is focused on achieving additional efficiencies in both our supply chain and our marketing expenditures as well as transitioning to a new, more agile operating model to enable growth. Under this operating model, our business units are supported by an expanded enabling services organization and a corporate center focused on a few strategic initiatives, policy and governance. The expanded enabling services organization focuses on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence. Certain productivity initiatives included in this program, primarily related to our enabling services organization, will continue until the initiatives have been completed.

The Company has incurred total pretax expenses of $3,901 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 16 for the impact these charges had on our operating segments and Corporate. Outside services reported in the tables below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the tables below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following tables summarize the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three and nine months ended September 25, 2020 (in millions):

	Accrued Balance June 26, 2020	Costs Incurred	Payments	Noncash and Exchange	Accrued Balance September 25, 2020
Severance pay and benefits	$46	$(2)	$(10)	$—	$34
Outside services	—	5	(5)	—	—
Other direct costs	1	7	(6)	—	2
Total	$47	$10	$(21)	$—	$36

	Accrued Balance December 31, 2019	Costs Incurred	Payments	Noncash and Exchange	Accrued Balance September 25, 2020
Severance pay and benefits	$58	$(1)	$(23)	$—	$34
Outside services	1	42	(43)	—	—
Other direct costs	7	30	(30)	(5)	2
Total	$66	$71	$(96)	$(5)	$36
NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost (income) for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Service cost	$28	$26	$2	$2
Interest cost	58	73	6	7
Expected return on plan assets[1]	(148)	(138)	(4)	(3)
Amortization of prior service credit	—	(1)	(1)	(1)
Amortization of net actuarial loss	43	38	2	1
Net periodic benefit cost (income)	(19)	(2)	5	6
Curtailment charges[2]	—	—	11	—
Total cost (income) recognized in condensed consolidated statements of income	$(19)	$(2)	$16	$6
1 The weighted-average expected long-term rates of return on plan assets used in computing 2020 net periodic benefit cost (income) are 7.50 percent for pension benefit plans and 4.50 percent for other postretirement benefit plans.
2 The curtailment charges were related to the strategic realignment initiatives. Refer to Note 12.

	Pension Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Service cost	$84	$78	$8	$7
Interest cost	176	218	17	20
Expected return on plan assets[1]	(440)	(414)	(12)	(10)
Amortization of prior service credit	—	(3)	(2)	(2)
Amortization of net actuarial loss	128	114	4	2
Net periodic benefit cost (income)	(52)	(7)	15	17
Curtailment charges[2]	—	—	11	—
Total cost (income) recognized in condensed consolidated statements of income	$(52)	$(7)	$26	$17
1 The weighted-average expected long-term rates of return on plan assets used in computing 2020 net periodic benefit cost (income) are 7.50 percent for pension benefit plans and 4.50 percent for other postretirement benefit plans.
2 The curtailment charges were related to the strategic realignment initiatives. Refer to Note 12.
All amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our condensed consolidated statements of income. During the nine months ended September 25, 2020, the Company contributed $25 million to our pension trusts, and we anticipate making additional contributions of approximately $4 million during the remainder of 2020. The Company contributed $29 million to our pension trusts during the nine months ended September 27, 2019.
NOTE 14: INCOME TAXES
The Company recorded income taxes of $441 million (20.2 percent effective tax rate) and $503 million (16.3 percent effective tax rate) during the three months ended September 25, 2020 and September 27, 2019, respectively. The Company recorded income taxes of $1,094 million (14.8 percent effective tax rate) and $1,446 million (17.3 percent effective tax rate) during the nine months ended September 25, 2020 and September 27, 2019, respectively.
The Company's effective tax rates for the three and nine months ended September 25, 2020 and September 27, 2019 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
The Company's effective tax rates for the three and nine months ended September 25, 2020 included $15 million of net tax expense and $138 million of net tax benefit, respectively, associated with various discrete tax items, including return to provision adjustments, excess tax benefits associated with the Company's stock-based compensation arrangements, the net tax impact of tax law changes in certain foreign jurisdictions, and net tax charges for changes to our uncertain tax positions, including interest and penalties. The Company's effective tax rate for the nine months ended September 25, 2020 also included a tax benefit of $40 million associated with the gain recorded upon the acquisition of the remaining interest in fairlife. Refer to Note 2 for additional information on the fairlife acquisition.
The Company's effective tax rates for the three and nine months ended September 27, 2019 included $213 million and $245 million, respectively, of net tax benefits recorded. These net tax benefits were primarily associated with return to provision adjustments, but also included excess tax benefits associated with the Company's stock-based compensation arrangements, net tax charges for various resolved tax audit issues, and net tax charges for changes to our uncertain tax positions, including interest and penalties. The Company's effective tax rate for the nine months ended September 27, 2019 also included a tax benefit of $199 million recorded as a result of CCBA no longer qualifying as a discontinued operation. Refer to Note 2 for additional information on CCBA.
On September 17, 2015, the Company received a Statutory Notice of Deficiency from the IRS for the tax years 2007 through 2009, after a five-year audit. The Company contested the proposed adjustments in U.S. Tax Court and is currently awaiting a decision. Refer to Note 8.

NOTE 15: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

September 25, 2020	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,750	$193	$11		$101	$—		$2,055
Debt securities[1]	—	2,647	46		—	—		2,693
Derivatives[2]	14	831	—		—	(617)	[6]	228	[8]
Total assets	$1,764	$3,671	$57		$101	$(617)		$4,976
Liabilities:
Contingent consideration liability	$—	$—	$(317)	[5]	$—	$—		$(317)
Derivatives[2]	(2)	(148)	—		—	134	[7]	(16)	[8]
Total liabilities	$(2)	$(148)	$(317)		$—	$134		$(333)
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
6    The Company is obligated to return $485 million in cash collateral it has netted against its derivative position.
7 The Company does not have the right to reclaim any cash collateral it has netted against its derivative position.
8     The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows:
$228 million in the line item other assets and $16 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

December 31, 2019	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,877	$219	$14	$109	$—		$2,219
Debt securities[1]	—	3,291	37	—	—		3,328
Derivatives[2]	9	579	—	—	(392)	[5]	196	[7]
Total assets	$1,886	$4,089	$51	$109	$(392)		$5,743
Liabilities:
Derivatives[2]	$—	$(162)	$—	$—	$130	[6]	$(32)	[7]
Total liabilities	$—	$(162)	$—	$—	$130		$(32)
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
6 The Company does not have the right to reclaim any cash collateral it has netted against its derivative position.
7    The Company's derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $196 million in the line item other assets and $32 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and nine months ended September 25, 2020 and September 27, 2019.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended September 25, 2020 and September 27, 2019.
Nonrecurring Fair Value Measurements
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended			Nine Months Ended
	September 25, 2020	September 27, 2019		September 25, 2020		September 27, 2019
Impairment of intangible assets	$—	$(42)	[1]	$(215)	[2]	$(42)	[1]
Other-than-temporary impairment charges	—	(375)	[3]	(38)	[3]	(767)	[3]
Impairment of equity investment without a readily determinable fair value	—	—		(26)	[4]	—
CCBA asset adjustments	—	—		—		(160)	[5]
Total	$—	$(417)		$(279)		$(969)
1 During the three and nine months ended September 27, 2019, the Company recorded an impairment charge of $42 million related to a trademark in Asia Pacific, which was primarily driven by revised projections of future operating results for the trademark. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
2 The Company recorded impairment charges of $160 million during the nine months ended September 25, 2020 related to its Odwalla trademark in North America, as the Company decided in June 2020 to discontinue its Odwalla juice business. The Company recorded an impairment charge of $55 million during the nine months ended September 25, 2020 related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company's portfolio. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
3 During the three and nine months ended September 27, 2019, the Company recognized other-than-temporary impairment charges of $120 million and $406 million, respectively, related to our investment in CCBJHI, an equity method investee. Based on the length of time and the extent to which the market value of our investment in CCBJHI had been less than our carrying value as well as the financial condition and near-term prospects of the issuer, management determined that the decline in fair value was other than temporary in nature. This impairment charge was determined using the quoted market prices (a Level 1 measurement) of CCBJHI. The Company also recorded other-than-temporary impairment charges of $255 million related to certain equity method investees in the Middle East. These impairment charges were derived using Level 3 inputs and were primarily driven by revised projections of future operating results largely related to instability in the region and recent changes in local excise taxes. During the nine months ended September 25, 2020 and September 27, 2019, the Company recognized other-than-temporary impairment charges of $38 million and $49 million, respectively, related to certain of our equity method investees in Latin America, primarily driven by revised projections of future operating results. The fair values of these investments were derived using discounted cash flow analyses based on Level 3 inputs. During the nine months ended September 27, 2019, the Company also recorded an other-than-temporary impairment charge of $57 million related to one of our equity method investees in North America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
4 The Company recorded an impairment charge of $26 million related to an investment in an equity security without a readily determinable fair value. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
5 As a result of CCBA no longer being classified as held for sale, the Company was required to measure CCBA's property, plant and equipment and definite-lived intangible assets at the lower of their current fair values or their carrying amounts before they were classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been classified as held and used during the period that CCBA was classified as held for sale. As a result, we reduced the carrying value of CCBA's property, plant and equipment and definite-lived intangible assets by $34 million and $126 million, respectively, based on Level 3 inputs. Refer to Note 2.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of September 25, 2020, the carrying amount and fair value of our long-term debt, including the current portion, were $47,010 million and $49,436 million, respectively. As of December 31, 2019, the carrying amount and fair value of our long-term debt, including the current portion, were $31,769 million and $32,725 million, respectively.

NOTE 16: OPERATING SEGMENTS
Information about our Company's operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa		Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Three Months Ended September 25, 2020
Net operating revenues:
Third party	$1,556		$809	$3,087	$1,207		$513	$1,474		$6	$—	$8,652
Intersegment	137		—	1	127		—	1		—	(266)	—
Total net operating revenues	1,693		809	3,088	1,334		513	1,475		6	(266)	8,652
Operating income (loss)	903		483	727	564		(31)	55		(403)	—	2,298
Income (loss) before income taxes	925		476	738	575		(29)	398		(902)	—	2,181
Identifiable operating assets	8,283	[1]	1,647	19,983	2,143	[2]	7,453	9,851	[1,2]	28,237	—	77,597
Investments[3]	544		577	356	236		6	13,765		4,103	—	19,587
As of and for the Three Months Ended September 27, 2019
Net operating revenues:
Third party	$1,672		$1,045	$3,137	$1,319		$629	$1,681		$24	$—	$9,507
Intersegment	156		—	1	143		—	3		—	(303)	—
Total net operating revenues	1,828		1,045	3,138	1,462		629	1,684		24	(303)	9,507
Operating income (loss)	886		603	641	594		77	7		(309)	—	2,499
Income (loss) before income taxes	651		605	658	603		80	55		440	—	3,092
Identifiable operating assets	8,363	[1]	1,895	17,895	2,118		6,935	10,456	[1]	20,204	—	67,866
Investments[3]	483		719	365	223		14	13,892		3,871	—	19,567
As of December 31, 2019
Identifiable operating assets	$8,143	[1]	$1,801	$17,687	$2,060		$7,265	$11,170	[1]	$18,376	$—	$66,502
Investments[3]	543		716	358	224		14	14,093		3,931	—	19,879
1 Property, plant and equipment — net in South Africa represented 14 percent, 14 percent and 16 percent of consolidated property, plant and equipment — net as of September 25, 2020, September 27, 2019 and December 31, 2019, respectively.
2 Property, plant and equipment — net in the Philippines represented 10 percent of consolidated property, plant and equipment — net as of September 25, 2020.
3 Principally equity method investments and other investments in bottling companies.
During the three months ended September 25, 2020, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $41 million for Europe, Middle East and Africa, $22 million for Latin America, $121 million for North America and $32 million for Asia Pacific, and operating income (loss) and income (loss) before income taxes were reduced by $116 million and $127 million, respectively, for Corporate due to the Company's strategic realignment initiatives. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $23 million and $25 million, respectively, for North America related to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $18 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 2.
•Operating income (loss) and income (loss) before income taxes were reduced by $13 million for Corporate due to the Company's productivity and reinvestment program. Operating income (loss) and income (loss) before income taxes were increased by $3 million for Europe, Middle East and Africa due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were increased by $2 million for North America due to the refinement of previously established accruals related to discontinuing the Odwalla juice business.

•Income (loss) before income taxes was increased by $13 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $405 million for Corporate related to charges associated with the extinguishment of long-term debt. Refer to Note 7.
•Income (loss) before income taxes was reduced by $27 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
During the three months ended September 27, 2019, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $42 million for Asia Pacific due to an impairment charge related to a trademark.
•Operating income (loss) and income (loss) before income taxes were reduced by $21 million for Bottling Investments related to costs incurred to refranchise certain of our North America bottling operations.
•Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Europe, Middle East and Africa, $12 million for North America and $48 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 12.
•Income (loss) before income taxes was increased by $739 million for Corporate as a result of the sale of a retail and office building in New York City.
•Income (loss) before income taxes was reduced by $255 million for Europe, Middle East and Africa due to other-than-temporary impairment charges related to certain of our equity method investees in the Middle East. Refer to Note 15.
•Income (loss) before income taxes was reduced by $120 million for Bottling Investments due to an other-than-temporary impairment charge related to CCBJHI, an equity method investee. Refer to Note 15.
•Income (loss) before income taxes was reduced by $103 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 11.
•Income (loss) before income taxes was reduced by $39 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
Nine Months Ended September 25, 2020
Net operating revenues:
Third party	$4,264	$2,494	$8,583	$3,264	$1,381	$4,392	$25	$—	$24,403
Intersegment	364	—	3	381	—	4	—	(752)	—
Total net operating revenues	4,628	2,494	8,586	3,645	1,381	4,396	25	(752)	24,403
Operating income (loss)	2,578	1,526	1,603	1,727	(114)	130	(791)	—	6,659
Income (loss) before income taxes	2,632	1,455	1,623	1,749	(114)	762	(719)	—	7,388
Nine Months Ended September 27, 2019
Net operating revenues:
Third party	$5,110	$2,944	$8,976	$3,729	$1,847	$5,513	$79	$—	$28,198
Intersegment	420	—	7	460	2	7	—	(896)	—
Total net operating revenues	5,530	2,944	8,983	4,189	1,849	5,520	79	(896)	28,198
Operating income (loss)	2,902	1,687	1,938	1,867	216	226	(914)	—	7,922
Income (loss) before income taxes	2,701	1,636	1,924	1,891	223	348	(357)	—	8,366

During the nine months ended September 25, 2020, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes for North America were reduced by $160 million related to the impairment of the Odwalla trademark and $37 million related to the cost of discontinuing the Odwalla juice business.
•Operating income (loss) and income (loss) before income taxes were reduced by $41 million for Europe, Middle East and Africa, $22 million for Latin America, $121 million for North America and $32 million for Asia Pacific, and operating income (loss) and income (loss) before income taxes were reduced by $116 million and $127 million, respectively, for Corporate due to the Company's strategic realignment initiatives. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $74 million for Corporate due to the Company's productivity and reinvestment program. Operating income (loss) and income (loss) before income taxes were increased by $3 million for Europe, Middle East and Africa due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $55 million for North America related to the impairment of a trademark. Refer to Note 15.
•Operating income (loss) and income (loss) before income taxes were reduced by $48 million and $69 million, respectively, for North America related to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $47 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 2.
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
•Income (loss) before income taxes was reduced by $405 million for Corporate related to charges associated with the extinguishment of long-term debt. Refer to Note 7.
•Income (loss) before income taxes was reduced by $127 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $28 million for Latin America, $1 million for North America and $99 million for Bottling Investments due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $38 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees. Refer to Note 15.
•Income (loss) before income taxes was reduced by $26 million for Corporate due to an impairment charge associated with an investment in an equity security without a readily determinable fair value. Refer to Note 15.
During the nine months ended September 27, 2019, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Europe, Middle East and Africa, $42 million for North America, $3 million for Bottling Investments and $137 million for Corporate due to the Company's productivity and reinvestment program. Refer to Note 12.
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
•Operating income (loss) and income (loss) before income taxes were reduced by $42 million for Asia Pacific due to an impairment charge related to a trademark.

•Income (loss) before income taxes was increased by $739 million for Corporate as a result of the sale of a retail and office building in New York City.
•Income (loss) before income taxes was increased by $39 million for Corporate related to the sale of a portion of our equity ownership interest in Andina. Refer to Note 2.
•Income (loss) before income taxes was reduced by $406 million for Bottling Investments due to an other-than-temporary impairment charge related to CCBJHI, an equity method investee. Refer to Note 15.
•Income (loss) before income taxes was reduced by $255 million for Europe, Middle East and Africa due to other-than-temporary impairment charges related to certain of our equity method investees in the Middle East. Refer to Note 15.
•Income (loss) before income taxes was reduced by $160 million for Corporate as result of CCBA asset adjustments. Refer to Note 2.
•Income (loss) before income taxes was reduced by $121 million for Corporate resulting from a loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. Refer to Note 2.
•Income (loss) before income taxes was reduced by $107 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 11.
•Income (loss) before income taxes was reduced by $105 million for Bottling Investments and $2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $57 million for North America due to an other-than-temporary impairment charge related to one of our equity method investees.
•Income (loss) before income taxes was reduced by $49 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees.
NOTE 17: SUBSEQUENT EVENT
In October 2020, the Company extinguished a portion of its long-term debt. As of September 25, 2020, the extinguished notes had a carrying value of $3,306 million. The general terms of the notes that were extinguished are as follows:
•€348 million total principal amount of notes due March 9, 2021, at a fixed interest rate of 0.000 percent;
•$880 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 3.300 percent;
•$665 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 1.550 percent;
•$316 million total principal amount of notes due May 25, 2022, at a fixed interest rate of 2.200 percent;
•€481 million total principal amount of notes due September 22, 2022, at a fixed interest rate of 1.125 percent; and
•€402 million total principal amount of notes due September 22, 2022, at a fixed interest rate of 0.125 percent.
The notes were redeemed at a redemption price of 100 percent of the principal amount of the applicable notes, plus accrued and unpaid interest and the applicable make-whole premiums. As a result of the extinguishment, the Company incurred charges of approximately $80 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.
During the nine months ended September 25, 2020, the effects of a novel strain of coronavirus ("COVID-19") pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have impacted our business globally. In particular, the outbreak and preventive measures taken to contain COVID-19 negatively impacted our unit case volume and our price, product and geographic mix in all of our operating segments, primarily due to unfavorable channel and product mix as consumer demand has shifted to more at-home consumption versus away from home.
In response to the COVID-19 outbreak and business disruption, we have five priorities:
•To ensure the health and safety of our employees
•    To support and make a difference in the communities we serve
•    To keep our brands in supply and to maintain the quality and safety of our products
•    To best serve our customers across all channels as they adapt to the shifting demands of consumers during the crisis
•To best position ourselves to emerge stronger when this crisis ends
We have deployed global and regional teams to monitor the rapidly evolving situation in each of our local markets and recommend risk mitigation actions; we have implemented travel restrictions; and we are following social distancing practices. Around the world, we are endeavoring to follow guidance from authorities and health officials including, but not limited to, checking the temperature of associates when entering our facilities, requiring associates to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at system facilities. In addition, most office-based employees around the world are required to work remotely.
We are grateful to the people throughout the world who are providing essential services, keeping communities safe and ensuring access to food, medicine and many other essential goods. We have made contributions of money, products and materials to support relief efforts in impacted local communities across the globe.
During times of crisis, business continuity and adapting to the needs of our customers is critical. We have developed systemwide knowledge-sharing routines and processes which include the management of any supply chain challenges. As of the date of this filing, there has been no material impact and we do not foresee a material impact on our and our bottling partners' ability to manufacture or distribute our products. We are moving with speed to best serve our customers impacted by COVID-19. In partnership with our bottlers and retail customers, we are working to ensure adequate inventory levels in key channels while prioritizing core brands, key packages and consumer affordability. We are increasing investments in e-commerce to support retailer and meal delivery services, shifting toward package sizes that are fit-for-purpose for online sales, and shifting more consumer and trade promotions to digital.
Although we are experiencing a time of crisis, we are not losing sight of long-term opportunities for our business. We believe that we will come out of this situation a better and stronger company. We are leveraging the crisis as a catalyst to accelerate our strategy by focusing on the following: prioritizing stronger global brands across various consumer needs while, at the same time, doing a better job of nurturing and growing regional and scaled local brands; establishing a more disciplined innovation framework and increasing marketing effectiveness and efficiency; strengthening our revenue growth management capabilities; enhancing our system collaboration and capturing supply chain efficiencies; and investing in new capabilities and evolving our organization to support the accelerated strategy. In August 2020, the Company announced strategic steps to transform our organizational structure in an effort to better enable us to capture growth in the fast-changing marketplace. The Company is building a networked global organization designed to combine the power of scale with the deep knowledge required to win locally. These organizational changes will require a reallocation of resources, along with both voluntary and involuntary reductions of associates. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information about our strategic realignment initiatives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when completing recoverability and impairment tests of current and noncurrent assets in various regions around the world.
Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending, proceeds from the sale of assets and customers' financial condition. These factors are even more difficult to estimate as a result of uncertainties associated with the global COVID-19 pandemic, including, but not limited to, the continued number of people contracting the virus, the impact of social distancing requirements and reopening plans across the globe, and the substance and pace of the post-pandemic economic recovery. The estimates we use when assessing the recoverability of assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a market participant would use. The variability of these factors depends on a number of conditions, including uncertainties associated with COVID-19, and thus our accounting estimates may change from period to period. Our current estimates reflect our belief that the second quarter of 2020 will be the most severely impacted quarter of the year; however, we still anticipate that the continued number of people testing positive for the virus and the reopening plans and social distancing practices across the globe will have a negative impact on our business in the fourth quarter of 2020. We also anticipate that many smaller customers throughout the world may permanently close. The Company has certain intangible and other long-lived assets that are more dependent on cash flows generated in the away-from-home channels and/or that generate cash flows in geographic areas that are more heavily impacted by the COVID-19 pandemic and are therefore more susceptible to impairment. In addition, intangible and other long-lived assets we acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions at the time of acquisition. If we had used other assumptions and estimates when tests of these assets were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions or if different conditions exist in future periods, future impairment charges could result. The total future impairment charges we may be required to record could be material. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recent acquisitions. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for the discussion of impairment charges.
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
During the third quarter of 2020, we conducted a portfolio rationalization process with the objective of reducing our product offerings to a tailored collection of global, regional and local brands with the potential for greater growth. As a result, the Company elected to discontinue selling certain brands over the next 1 to 2 years. While the portfolio rationalization process did not result in any impairment charges, we reclassified a net $80 million from indefinite-lived intangible assets to definite-lived intangible assets. We are amortizing the carrying values of the brands we elected to discontinue over their remaining useful lives.
As of September 25, 2020, the carrying value of our investment in Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI") exceeded its fair value by $207 million, or 37 percent, and the carrying value of our investment in Coca-Cola European Partners plc exceeded its fair value by $461 million, or 14 percent. Based on the length of time and the extent to which the fair values have been less than our carrying values and our intent and ability to retain the investments for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the declines in fair values were temporary in nature. Therefore, we did not record an impairment charge related to either investment.
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
Also in 2020, the Company discontinued our Odwalla juice business. The impact of discontinuing our Odwalla juice business has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the North America operating segment.

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

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2020 versus 2019
	Three Months Ended September 25, 2020				Nine Months Ended September 25, 2020
	Unit Cases[1,2,3]		Concentrate Sales[4]		Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	(4)%		(3)%	[6]	(7)%		(9)%
Europe, Middle East & Africa	(3)%		—%		(7)%		(10)%
Latin America	(4)		(2)		(4)		(6)
North America	(6)		(7)		(7)		(7)	[7]
Asia Pacific	(4)		(4)		(10)		(9)	[8]
Global Ventures	(11)		(14)		(15)		(17)
Bottling Investments	(10)	[5]	N/A		(19)	[5]	N/A
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
5 After considering the impact of structural changes, unit case volume for Bottling Investments declined 9 percent and 16 percent for the three and nine months ended September 25, 2020, respectively.
6 After considering the impact of structural changes, worldwide concentrate sales volume declined 4 percent for the three months ended September 25, 2020.
7 After considering the impact of structural changes, concentrate sales volume for North America declined 8 percent for the nine months ended September 25, 2020.
8 After considering the impact of structural changes, concentrate sales volume for Asia Pacific declined 10 percent for the nine months ended September 25, 2020.
Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Three Months Ended September 25, 2020 versus Three Months Ended September 27, 2019
Unit case volume in Europe, Middle East and Africa declined 3 percent, which included a 1 percent decline in sparkling soft drinks, a 16 percent decline in water, enhanced water and sports drinks, and an 8 percent decline in tea and coffee, with even performance in juice, dairy and plant-based beverages. The group's sparkling soft drinks volume performance included 2 percent growth in Trademark Coca-Cola. The group reported decreases in unit case volume in the Western Europe; South & East Africa; Middle East & North Africa and Turkey, Caucasus & Central Asia business units. The decreases in these business units were partially offset by an increase in the West Africa business unit and even performance in the Central & Eastern Europe business unit.
In Latin America, unit case volume declined 4 percent, which included a 2 percent decline in sparkling soft drinks, a 10 percent decline in water, enhanced water and sports drinks, and a 9 percent decline in juice, dairy and plant-based beverages. These decreases were partially offset by a 14 percent increase in tea and coffee. The group reported declines in unit case volume of 6 percent in the Mexico business unit, 8 percent in the South Latin business unit and 6 percent in the Latin Center business unit. The decreases in these business units were partially offset by an 8 percent increase in the Brazil business unit.

Unit case volume in North America declined 6 percent, which included a 14 percent decline in tea and coffee, a 4 percent decline in water, enhanced water and sports drinks, and a 5 percent decline in juice, dairy and plant-based beverages. The group's sparkling soft drinks volume declined 7 percent, which included a 4 percent decline in Trademark Coca-Cola.
In Asia Pacific, unit case volume declined 4 percent, which included a 12 percent decline in water, enhanced water and sports drinks, a 10 percent decline in juice, dairy and plant-based beverages, and a 9 percent decline in tea and coffee, partially offset by a 2 percent increase in sparkling soft drinks. The group's sparkling soft drinks volume growth included 5 percent growth in Trademark Coca-Cola. The group reported declines in unit case volume of 11 percent in the India & South West Asia business unit, 8 percent in the Japan business unit, 2 percent in the ASEAN business unit and 1 percent in both the South Pacific and Greater China & Korea business units.
Unit case volume for Global Ventures declined 11 percent, driven by a 30 percent decrease in tea and coffee, partially offset by a 2 percent increase in juice, dairy and plant-based beverages and an increase in energy drinks.
Unit case volume for Bottling Investments declined 10 percent. The declines in unit case volume in the majority of our consolidated bottling operations were primarily the result of the impact of the COVID-19 pandemic.
Nine Months Ended September 25, 2020 versus Nine Months Ended September 27, 2019
Unit case volume in Europe, Middle East and Africa declined 7 percent, which included a 5 percent decline in sparkling soft drinks, a 17 percent decline in water, enhanced water and sports drinks, a 12 percent decline in juice, dairy and plant-based beverages, and an 18 percent decline in tea and coffee. The group's sparkling soft drinks volume performance reflected a decline of 3 percent in Trademark Coca-Cola. The group reported declines in all business units with the exception of the West Africa business unit, which was even.
In Latin America, unit case volume declined 4 percent, which included a 4 percent decline in sparkling soft drinks, a 5 percent decline in water, enhanced water and sports drinks, and a 9 percent decline in juice, dairy and plant-based beverages, partially offset by 1 percent growth in tea and coffee. The group reported declines in unit case volume of 11 percent in the South Latin business unit, 5 percent in the Mexico business unit and 1 percent in the Latin Center business unit. The Brazil business unit performance was even.
Unit case volume in North America declined 7 percent, which included a 16 percent decline in tea and coffee, a 4 percent decline in water, enhanced water and sports drinks, and a 5 percent decline in juice, dairy and plant-based beverages. The group's sparkling soft drinks volume declined 8 percent, which included a 5 percent decline in Trademark Coca-Cola.
In Asia Pacific, unit case volume declined 10 percent, which included a 6 percent decline in sparkling soft drinks, an 18 percent decline in water, enhanced water and sports drinks, a 19 percent decline in juice, dairy and plant-based beverages, and a 10 percent decline in tea and coffee. The group's sparkling soft drinks volume performance included 2 percent growth in Trademark Coca-Cola. The group reported a 31 percent decline in unit case volume in the India & South West Asia business unit, a 9 percent decline in the Japan business unit, a 7 percent decline in the ASEAN business unit, a 6 percent decline in the South Pacific business unit, and a 4 percent decline in the Greater China & Korea business unit.
Unit case volume for Global Ventures declined 15 percent, driven by a 31 percent decrease in tea and coffee, partially offset by growth in energy drinks. Performance was even in juice, dairy and plant-based beverages.
Unit case volume for Bottling Investments declined 19 percent. The declines in unit case volume in all of our consolidated bottling operations were primarily the result of the impact of the COVID-19 pandemic.
The ultimate impact that the COVID-19 pandemic will have on full year 2020 unit case volume is unknown at this time, as it will depend heavily on the impact of social distancing practices and the timing, pace and success of reopening plans, as well as the substance and pace of the post-pandemic recovery. While we believe the second quarter of 2020 will be the most severely impacted quarter of the year, we believe the fourth quarter will continue to be negatively impacted by the COVID-19 pandemic. The percentage decline in global unit case volume for October month-to-date was low single digits.
Concentrate Sales Volume
During the three months ended September 25, 2020, worldwide concentrate sales volume declined 3 percent and unit case volume declined 4 percent compared to the three months ended September 27, 2019. During the nine months ended September 25, 2020, worldwide concentrate sales volume declined 9 percent and unit case volume declined 7 percent compared to the nine months ended September 27, 2019. Concentrate sales volume growth is calculated based on the amount of concentrate sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2020 had one less day when compared to the first quarter of 2019, which contributed to the differences between concentrate sales volume and unit case sales volume growth rates on a consolidated basis and for the individual operating segments during the nine months ended September 25, 2020. In addition, the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the Europe, Middle East and Africa operating segment during the nine months ended September 25, 2020 were impacted by the timing of concentrate shipments related to Brexit in the prior year. The differences between concentrate sales volume and unit case volume growth rates during the three months ended September 25, 2020 were impacted by the timing of concentrate shipments as bottlers adjusted inventory levels due to COVID-19 uncertainty in the current year and also by the timing of concentrate shipments in Brazil in the prior year.
Net Operating Revenues
Three Months Ended September 25, 2020 versus Three Months Ended September 27, 2019
During the three months ended September 25, 2020, net operating revenues were $8,652 million compared to $9,507 million during the three months ended September 27, 2019, a decrease of $855 million, or 9 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2020 versus 2019
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	(4)%	(3)%	(3)%	—%	(9)%
Europe, Middle East & Africa	—%	(6)%	(1)%	—%	(7)%
Latin America	(2)	(1)	(19)	—	(23)
North America	(7)	4	—	1	(2)
Asia Pacific	(4)	(4)	(1)	—	(9)
Global Ventures	(14)	(7)	2	—	(19)
Bottling Investments	(9)	2	(5)	(1)	(12)
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
Price, product and geographic mix had a 3 percent unfavorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — unfavorable channel, package and geographic mix;
•Latin America — unfavorable channel, package and geographic mix and the timing of deductions from revenue, partially offset by pricing initiatives in Mexico and the impact of inflationary environments in certain markets;
•North America — favorable product mix, partially offset by unfavorable channel and package mix;
•Asia Pacific — unfavorable channel and package mix across a majority of the business units, partially offset by favorable geographic mix;

•Global Ventures — unfavorable product and channel mix primarily due to the impact of social distancing measures and gradual reopenings of the Costa retail stores as a result of the impact of the COVID-19 pandemic; and
•Bottling Investments — favorable pricing, partially offset by unfavorable channel and package mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 3 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, Chilean peso, Turkish lira, Russian ruble and Indian rupee, which had an unfavorable impact on our Latin America, Europe, Middle East and Africa, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, British pound sterling, South African rand and Australian dollar, which had a favorable impact on our Europe, Middle East and Africa, Global Ventures and Asia Pacific operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
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
Nine Months Ended September 25, 2020 versus Nine Months Ended September 27, 2019
During the nine months ended September 25, 2020, net operating revenues were $24,403 million, compared to $28,198 million during the nine months ended September 27, 2019, a decrease of $3,795 million, or 13 percent.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2020 versus 2019
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	(9)%	(2)%	(3)%	—%	(13)%
Europe, Middle East & Africa	(10)%	(5)%	(2)%	—%	(16)%
Latin America	(6)	4	(13)	—	(15)
North America	(8)	2	—	2	(4)
Asia Pacific	(10)	(3)	(1)	1	(13)
Global Ventures	(17)	(8)	—	—	(25)
Bottling Investments	(16)	1	(4)	(2)	(20)
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
•North America — favorable product mix, partially offset by unfavorable channel and package mix;
•Asia Pacific — unfavorable channel and package mix, partially offset by favorable geographic mix;
•Global Ventures — unfavorable product and channel mix primarily due to the impact of the temporary closures, social distancing measures and gradual third quarter reopenings of the Costa retail stores as a result of the COVID-19 pandemic; and
•Bottling Investments — favorable price and geographic mix, partially offset by unfavorable channel and package mix.
The unfavorable channel and package mix for both the three and nine months ended September 25, 2020 in all operating segments was primarily a result of the shift in consumer demand due to the impact of the COVID-19 pandemic. Consumers are purchasing more products in the at-home channels and fewer in the away-from-home channels. We expect any shift in consumer demand back to the away-from-home channels during the fourth quarter of 2020 to be closely correlated with the success of reopening plans and social distancing practices.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 3 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, Turkish lira, Mexican peso, Chilean peso, Brazilian real, Indian rupee and Australian dollar, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, British pound sterling and Japanese yen, which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
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
Our gross profit margin decreased to 59.9 percent for the three months ended September 25, 2020, compared to 60.4 percent for the three months ended September 27, 2019. Our gross profit margin decreased to 59.6 percent for the nine months ended September 25, 2020, compared to 60.8 percent for the nine months ended September 27, 2019. These decreases were primarily related to unfavorable channel and package mix along with unfavorable manufacturing overhead variances, partially offset by the impact of acquisitions and divestitures. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to acquisitions and divestitures.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Stock-based compensation expense	$52	$58	$88	$146
Advertising expenses	870	1,201	2,142	3,319
Selling and distribution expenses	635	733	1,902	2,121
Other operating expenses	954	1,124	3,010	3,293
Selling, general and administrative expenses	$2,511	$3,116	$7,142	$8,879
During the three and nine months ended September 25, 2020, selling, general and administrative expenses decreased $605 million, or 19 percent, and decreased $1,737 million, or 20 percent, respectively, versus the prior year comparable period. The decreases were primarily due to effective cost management and a reduction in marketing spending as a result of uncertainties related to the impact of the COVID-19 pandemic, the impact of savings from our productivity initiatives and a foreign currency exchange rate impact of 2 percent. The decrease for the nine months ended September 25, 2020 was also impacted by a reduction in stock-based compensation expense resulting from a change in estimated payout.
The decreases in advertising expenses during the three and nine months ended September 25, 2020 included the impact of a reduction in our estimate of full year advertising expenses that benefit multiple interim periods. Based on our interim accounting policy for advertising costs, a change in estimate of full year advertising expense is recognized in the interim period in which the change in estimate occurs. The foreign currency exchange rate impact on advertising expenses was a decrease of 1 percent for both the three and nine months ended September 25, 2020.
The decrease in selling and distribution expenses during the three months ended September 25, 2020 was primarily due to effective cost management as a result of uncertainties related to the COVID-19 pandemic. The decrease in selling and distribution expenses during the nine months ended September 25, 2020 was primarily due to volume declines and effective cost management as a result of uncertainties related to the COVID-19 pandemic, partially offset by amortization and depreciation expense in the current year for Coca-Cola Beverages Africa Proprietary Limited ("CCBA"). During the first five months of 2019, CCBA was classified as held for sale, and therefore amortization and depreciation expense were not recorded.
As of September 25, 2020, we had $255 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 2.1 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards granted.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Europe, Middle East & Africa	$38	$1	$38	$2
Latin America	22	—	32	—
North America	133	12	395	42
Asia Pacific	32	42	32	42
Global Ventures	—	—	—	—
Bottling Investments	—	21	13	64
Corporate	147	49	237	194
Total	$372	$125	$747	$344
During the three months ended September 25, 2020, the Company recorded other operating charges of $372 million. These charges primarily consisted of $332 million due to the Company's strategic realignment initiatives and $10 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $18 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $12 million related to the restructuring of our manufacturing operations in the United States. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the fairlife acquisition. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's strategic realignment initiatives and the Company's productivity and reinvestment program. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.

During the nine months ended September 25, 2020, the Company recorded other operating charges of $747 million. These charges primarily consisted of $332 million related to the Company's strategic realignment initiatives and $71 million related the Company's productivity and reinvestment program. In addition, other operating charges included impairment charges of $160 million related to the Odwalla trademark and charges of $35 million related to discontinuing the Odwalla juice business. Other operating charges also included an impairment charge of $55 million related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company's portfolio. Other operating charges also included $47 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $24 million related to the restructuring of our manufacturing operations in the United States. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the fairlife acquisition. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's strategic realignment initiatives and the Company's productivity and reinvestment program. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
During the three months ended September 27, 2019, the Company recorded other operating charges of $125 million. These charges primarily consisted of $61 million related to the Company's productivity and reinvestment program and $42 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $21 million for costs incurred to refranchise certain of our North America bottling operations. Costs related to refranchising include, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our North America bottling system. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the trademark impairment charge. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
During the nine months ended September 27, 2019, the Company recorded other operating charges of $344 million. These charges primarily consisted of $184 million related to the Company's productivity and reinvestment program and $42 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $46 million of transaction costs associated with the purchase of Costa, which we acquired in January 2019, and $61 million for costs incurred to refranchise certain of our North America bottling operations. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the acquisition of Costa. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the trademark impairment charge. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Europe, Middle East & Africa	39.3%	35.4%	38.7%	36.6%
Latin America	21.0	24.1	22.9	21.3
North America	31.7	25.6	24.1	24.4
Asia Pacific	24.5	23.8	25.9	23.6
Global Ventures	(1.4)	3.1	(1.7)	2.7
Bottling Investments	2.4	0.3	2.0	2.9
Corporate	(17.5)	(12.3)	(11.9)	(11.5)
Total	100.0%	100.0%	100.0%	100.0%
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

Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Consolidated	26.6%	26.3%	27.3%	28.1%
Europe, Middle East & Africa	58.0%	53.0%	60.5%	56.8%
Latin America	59.7	57.7	61.2	57.3
North America	23.6	20.4	18.7	21.6
Asia Pacific	46.7	45.0	52.9	50.1
Global Ventures	(6.1)	12.2	(8.3)	11.7
Bottling Investments	3.7	0.4	3.0	4.1
Corporate	*	*	*	*
* Calculation is not meaningful.
Three Months Ended September 25, 2020 versus Three Months Ended September 27, 2019
During the three months ended September 25, 2020, operating income was $2,298 million, compared to $2,499 million during the three months ended September 27, 2019, a decrease of $201 million, or 8 percent. The decrease was primarily driven by a decline in net operating revenues due to the impact of the COVID-19 pandemic, an unfavorable foreign currency exchange rate impact and higher other operating charges, partially offset by lower selling, general and administrative expenses.
During the three months ended September 25, 2020, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 9 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, Chilean peso, Turkish lira, Russian ruble and Indian rupee, which had an unfavorable impact on our Latin America, Europe, Middle East and Africa, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, British pound sterling and Australian dollar, which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments.
Operating income for all operating segments and Corporate was impacted by a decline in net operating revenues due to the impact of the COVID-19 pandemic. Operating income was also impacted by lower selling, general and administrative expenses. In addition, operating income for each operating segment and Corporate was impacted by the following:
•Europe, Middle East and Africa — higher other operating charges and an unfavorable foreign currency exchange rate impact of 3 percent;
•Latin America — higher other operating charges and an unfavorable foreign currency exchange rate impact of 28 percent;
•North America — higher other operating charges;
•Asia Pacific — an unfavorable foreign currency exchange rate impact of 2 percent, partially offset by lower other operating charges;
•Global Ventures — the impact of social distancing practices and the gradual reopenings of the Costa retail stores in Western Europe;
•Bottling Investments — lower other operating charges, partially offset by an unfavorable foreign currency exchange rate impact; and
•Corporate — operating loss in 2020 increased primarily as a result of higher other operating charges and unfavorable manufacturing overhead variances due to lower volume, partially offset by lower stock-based compensation expense, lower annual incentive expense and savings from productivity initiatives.
Nine Months Ended September 25, 2020 versus Nine Months Ended September 27, 2019
During the nine months ended September 25, 2020, operating income was $6,659 million, compared to $7,922 million during the nine months ended September 27, 2019, a decrease of $1,263 million, or 16 percent. The decrease in operating income was primarily driven by a decline in net operating revenues due to the impact of the COVID-19 pandemic, an unfavorable foreign currency exchange rate impact and higher other operating charges, partially offset by lower selling, general and administrative expenses.

During the nine months ended September 25, 2020, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 6 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, Turkish lira, Mexican peso, Chilean peso, Brazilian real, Australian dollar and Indian rupee, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, British pound sterling and Japanese yen, which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments.
Operating income for all operating segments and Corporate was impacted by a decline in net operating revenues due to the impact of the COVID-19 pandemic. Operating income was also impacted by lower selling, general and administrative expenses. In addition, operating income for each operating segment and Corporate was impacted by the following:
•Europe, Middle East and Africa — higher other operating charges and an unfavorable foreign currency exchange rate impact of 3 percent;
•Latin America — higher other operating charges and an unfavorable foreign currency exchange rate impact of 20 percent;
•North America — higher other operating charges;
•Asia Pacific — an unfavorable foreign currency exchange rate impact of 2 percent, partially offset by lower other operating charges;
•Global Ventures — the temporary closures and gradual third quarter 2020 reopenings of the Costa retail stores;
•Bottling Investments — a favorable foreign currency exchange rate impact of 10 percent and lower other operating charges; and
•Corporate — operating loss in 2020 decreased primarily as a result of lower stock-based compensation expense, lower annual incentive expense and savings from productivity initiatives, partially offset by higher other operating charges, unfavorable manufacturing overhead variances due to lower volume and a loss on the disposal of certain assets.
Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have an unfavorable impact on operating income through the end of the year.
Interest Income
During the three months ended September 25, 2020, interest income was $82 million, compared to $153 million during the three months ended September 27, 2019, a decrease of $71 million, or 46 percent. During the nine months ended September 25, 2020, interest income was $294 million, compared to $428 million during the nine months ended September 27, 2019, a decrease of $134 million, or 31 percent. These decreases were primarily driven by lower returns in certain of our international locations, as well as the unfavorable impact of fluctuations in foreign currency exchange rates.
Interest Expense
During the three months ended September 25, 2020, interest expense was $660 million, compared to $230 million during the three months ended September 27, 2019, an increase of $430 million, or 188 percent. During the nine months ended September 25, 2020, interest expense was $1,127 million, compared to $711 million during the nine months ended September 27, 2019, an increase of $416 million, or 59 percent. These increases were primarily due to charges of $405 million associated with the extinguishment of certain long-term debt. The increases in interest expense were also driven by higher average balances resulting from 2020 long-term debt issuances, partially offset by lower short-term U.S. interest rates and balances. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements.
Equity Income (Loss) — Net
Three Months Ended September 25, 2020 versus Three Months Ended September 27, 2019
During the three months ended September 25, 2020, equity income was $431 million, compared to equity income of $346 million during the three months ended September 27, 2019, an increase of $85 million, or 24 percent. This increase reflects, among other things, the impact of more favorable operating results reported by several of our equity method investees, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations. In addition, the Company recorded net charges of $27 million and $39 million in the line item equity income (loss) — net during the three months ended September 25, 2020 and September 27, 2019, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

Nine Months Ended September 25, 2020 versus Nine Months Ended September 27, 2019
During the nine months ended September 25, 2020, equity income was $774 million, compared to equity income of $808 million during the nine months ended September 27, 2019, a decrease of $34 million, or 4 percent. This decrease reflects the impact of the COVID-19 pandemic on operating results reported by our equity method investees and the unfavorable impact of foreign currency exchange rate fluctuations. In addition, the Company recorded net charges of $128 million and $107 million in the line item equity income (loss) — net during the nine months ended September 25, 2020 and September 27, 2019, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
Three Months Ended September 25, 2020 versus Three Months Ended September 27, 2019
Other income (loss) — net includes, among other things, dividend income; gains and losses related to the disposal of property, plant and equipment; gains and losses related to acquisitions and divestitures; non-service cost components of net periodic benefit cost for pension and other postretirement benefit plans; other charges and credits related to pension and other postretirement benefit plans; realized and unrealized gains and losses on equity securities and trading debt securities; realized gains and losses on available-for-sale debt securities; and the impact of foreign currency exchange gains and losses. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
During the three months ended September 25, 2020, other income (loss) — net was income of $30 million. The Company recognized a net gain of $13 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded other postretirement benefit plan curtailment charges of $11 million related to the strategic realignment initiatives. Other income (loss) — net also included income of $44 million related to the non-service cost components of net periodic benefit cost, $5 million of dividend income and net foreign currency exchange losses of $3 million. None of the other items included in other income (loss) — net was individually significant. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the strategic realignment initiatives. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
During the three months ended September 27, 2019, other income (loss) — net was income of $324 million. The Company recognized a gain of $739 million on the sale of a retail and office building in New York City and a net gain of $38 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. In addition, the Company recorded an other-than-temporary impairment charge of $120 million related to CCBJHI, an equity method investee, and other-than-temporary impairment charges of $255 million related to certain equity method investees in the Middle East. The Company also recorded net charges of $103 million primarily related to post-closing adjustments as contemplated by the related agreements associated with the refranchising of certain bottling territories in North America. Other income (loss) — net also included income of $24 million related to the non-service cost components of net periodic benefit cost, $11 million of dividend income and net foreign currency exchange losses of $15 million. None of the other items included in other income (loss) — net was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on refranchising activities. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for information on the impairment charges. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.

Nine Months Ended September 25, 2020 versus Nine Months Ended September 27, 2019
During the nine months ended September 25, 2020, other income (loss) — net was income of $788 million. The Company recognized a gain of $902 million in conjunction with the fairlife acquisition, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value and a gain of $18 million related to the sale of a portion of our ownership interest in one of our equity method investments. These gains were partially offset by a net loss of $55 million related to economic hedging activities, an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America and an impairment charge of $26 million associated with an investment in an equity security without a readily determinable fair value, which were primarily driven by revised projections of future operating results. The Company also recorded a charge of $21 million related to the restructuring of our manufacturing operations in the United States, other postretirement benefit plan curtailment charges of $11 million related to the Company's strategic realignment initiatives, and a net loss of $127 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Other income (loss) — net also included income of $129 million related to the non-service cost components of net periodic benefit cost, dividend income of $48 million and net foreign currency exchange losses of $36 million. None of the other items included in other income (loss) — net was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the fairlife acquisition. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for additional information on our economic hedging activities. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's strategic realignment initiatives. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
During the nine months ended September 27, 2019, other income (loss) — net was a loss of $81 million. The Company recognized a gain of $739 million on the sale of a retail and office building in New York City. The Company also recognized a net gain of $197 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a gain of $39 million related to the sale of a portion of our equity ownership interest in Embotelladora Andina S.A. ("Andina"). These gains were partially offset by other-than-temporary impairment charges of $406 million related to CCBJHI, an equity method investee, $255 million related to certain equity method investees in the Middle East, $57 million related to one of our equity method investees in North America and $49 million related to one of our other equity method investees in Latin America. The Company also recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million and recognized a $121 million loss in conjunction with our acquisition of the remaining equity ownership interest in CHI. Additionally, the Company recognized net charges of $107 million primarily related to post-closing adjustments as contemplated by the related agreements associated with the refranchising of certain bottling territories in North America. Other income (loss) — net also included income of $75 million related to the non-service cost components of net periodic benefit cost and $51 million of dividend income, partially offset by net foreign currency exchange losses of $76 million. None of the other items included in other income (loss) — net was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the CCBA asset adjustment, refranchising activities, the acquisition of the remaining equity ownership interest in CHI and the sale of a portion of our equity ownership interest in Andina. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
Income Taxes
The Company recorded income taxes of $441 million (20.2 percent effective tax rate) and $503 million (16.3 percent effective tax rate) during the three months ended September 25, 2020 and September 27, 2019, respectively. The Company recorded income taxes of $1,094 million (14.8 percent effective tax rate) and $1,446 million (17.3 percent effective tax rate) during the nine months ended September 25, 2020 and September 27, 2019, respectively.
The Company's effective tax rates for the three and nine months ended September 25, 2020 and September 27, 2019 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
The Company's effective tax rates for the three and nine months ended September 25, 2020 included $15 million of net tax expense and $138 million of net tax benefit, respectively, associated with various discrete tax items, including return to provision adjustments, excess tax benefits associated with the Company's stock-based compensation arrangements, the net tax impact of tax law changes in certain foreign jurisdictions, and net tax charges for changes to our uncertain tax positions, including interest and penalties. The Company's effective tax rate for the nine months ended September 25, 2020 also included a tax benefit of $40 million associated with the gain recorded upon the acquisition of the remaining interest in fairlife. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the fairlife acquisition.
The Company's effective tax rates for the three and nine months ended September 27, 2019 included $213 million and $245 million, respectively, of net tax benefits recorded. These net tax benefits were primarily associated with return to provision adjustments, but also included excess tax benefits associated with the Company's stock-based compensation arrangements, net tax charges for various resolved tax audit issues, and net tax charges for changes to our uncertain tax positions, including interest and penalties. The Company's effective tax rate for the nine months ended September 27, 2019 also included a tax benefit of $199 million recorded as a result of CCBA no longer qualifying as a discontinued operation. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on CCBA.
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
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we are reevaluating all aspects of our spending. We recognize that marketing campaigns are often less effective at times like these; therefore, we have taken actions to adjust our marketing spending until we have more clarity and visibility into the impact of the pandemic on our business. We have reviewed all of our capital projects to ensure that we are only spending on projects that are deemed to be essential in the current environment. We have taken steps to limit spending on travel, third-party services and other operating expenses, and we continue to focus on cash flow generation. Our current capital allocation priorities are focused on investing wisely to support our business operations and continuing to prioritize our dividend payment. Currently, we have no intention of repurchasing shares under our Board of Directors' authorized plan during the year ending December 31, 2020, and we have no intention on changing our approach toward paying dividends. We also do not currently expect any significant mergers and acquisitions activity to occur during the remainder of this year. We will review and, when appropriate, adjust our overall approach to capital allocation as we know more about the length and severity of the COVID-19 pandemic and how the post-pandemic recovery will unfold. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds both domestically and internationally at reasonable interest rates, and we expect to be able to continue to borrow funds at reasonable rates over the long term. Our debt financing also includes the use of an extensive commercial paper program. While the COVID-19 pandemic initially caused a disruption in the commercial paper market, we currently still have the ability to borrow funds in this market and expect to continue to be able to do so in the future. The Company reviews its optimal mix of short-term and long-term debt regularly, and as a result of this review, during both the second and third quarter of 2020, we issued additional long-term debt with certain tranches having a longer duration than other recent long-term debt issuances. We used a portion of the proceeds from the long-term debt issuances to extinguish certain tranches of our previously issued long-term debt which had either near-term maturity dates and/or high coupon rates. While we intend to remain active in the commercial paper market, we also used a portion of the proceeds from the long-term debt issuances to reduce our commercial paper balance. We also intend to use a portion of the proceeds to extinguish additional tranches of our previously issued long-term debt. Refer to Note 7 and Note 17 of Notes to Condensed Consolidated Financial Statements for additional information on the debt extinguishments.
On March 20, 2020 and April 29, 2020, we issued $5.0 billion and $6.5 billion, respectively, of long-term debt across various maturities. On September 14, 2020, we issued U.S. dollar- and euro-denominated long-term debt of $4.1 billion and €2.6 billion, respectively, across various maturities. The Company's cash, cash equivalents, short-term investments and marketable securities totaled $21.1 billion as of September 25, 2020. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $8.9 billion in unused lines of credit for general corporate purposes as of September 25, 2020. These backup lines of credit expire at various times from 2020 through 2025.
Based on all of the aforementioned factors, the Company believes its current liquidity position is strong and will continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for the foreseeable future.

Cash Flows from Operating Activities
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers are 120 days. Additionally, two global financial institutions offer a voluntary supply chain finance ("SCF") program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold as well as suppliers of goods and services included in selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on commercial terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers' voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier's decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in the line item cash flows from operating activities in our consolidated statement of cash flows. We have been informed by the financial institutions that as of September 25, 2020 and December 31, 2019, suppliers elected to sell $724 million and $784 million, respectively, of our outstanding payment obligations to the financial institutions. The amount settled through the SCF program was $2,076 million for the nine months ended September 25, 2020.
Net cash provided by operating activities for the nine months ended September 25, 2020 and September 27, 2019 was $6,220 million and $7,771 million, respectively, a decrease of $1,551 million, or 20 percent. This decrease was primarily driven by the decline in operating income, the extension of payment terms with certain of our suppliers in the prior year, one less selling day in the current year and the unfavorable impact of foreign currency exchange rate fluctuations. Net cash provided by operating activities included estimated benefits of $786 million and $869 million for the nine months ended September 27, 2019 and year ended December 31, 2019, respectively, from the extension of payment terms with certain of our suppliers. We do not believe there is a risk that our payment terms will be shortened in the near future, and we do not currently expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms in 2020.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 25, 2020 and September 27, 2019 was $7,072 million and $3,901 million, respectively.
Purchases of Investments and Proceeds from Disposals of Investments
During the nine months ended September 25, 2020, purchases of investments were $12,051 million and proceeds from disposals of investments were $6,482 million, resulting in a net cash outflow of $5,569 million. During the nine months ended September 27, 2019, purchases of investments were $4,113 million and proceeds from disposals of investments were $5,674 million, resulting in a net cash inflow of $1,561 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company's overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, insurance captive investments. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 25, 2020, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $989 million, which primarily related to the acquisition of the remaining interest in fairlife. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
During the nine months ended September 27, 2019, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,376 million, which primarily related to the acquisition of Costa and the remaining interest in CHI. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 25, 2020, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $46 million, which primarily related to the sale of a portion of our ownership interest in one of our equity method investments. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
During the nine months ended September 27, 2019, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $266 million, which primarily related to the proceeds from the sale of a portion of our equity ownership interest in Andina. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment for the nine months ended September 25, 2020 and September 27, 2019 were $759 million and $1,206 million, respectively.
Cash Flows from Financing Activities
Net cash provided by financing activities during the nine months ended September 25, 2020 was $5,973 million, and net cash used in financing activities during the nine months ended September 27, 2019 was $5,337 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the nine months ended September 25, 2020, the Company had issuances of debt of $26,898 million, which included $8,260 million of net issuances related to commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $18,638 million, net of related discounts and issuance costs.
The Company made payments of debt of $17,977 million during the nine months ended September 25, 2020, which included $11,464 million of payments of commercial paper and short-term debt with maturities greater than 90 days, $1,911 million of payments of commercial paper and short-term debt with maturities of 90 days or less, and payments of long-term debt of $4,602 million.
During the nine months ended September 25, 2020, the Company issued U.S. dollar- and euro-denominated debt of $15,600 million and €2,600 million, respectively. The carrying value of this debt as of September 25, 2020 was $17,461 million. During the nine months ended September 25, 2020, the Company retired upon maturity Australian dollar- and U.S. dollar-denominated notes of AUD450 million and $171 million, respectively. During the nine months ended September 25, 2020, the Company also extinguished prior to maturity U.S. dollar- and euro-denominated debt of $1,954 million and €1,448 million, respectively. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for the general terms of these notes.
Issuances of Stock
During the nine months ended September 25, 2020, the Company received cash proceeds from issuances of stock of $514 million, a decrease of $409 million when compared to cash proceeds from issuances of stock of $923 million during the nine months ended September 27, 2019.
Share Repurchases
During the nine months ended September 25, 2020, the Company did not repurchase common stock under the share repurchase plan authorized by our Board of Directors. The Company's treasury stock activity includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The Company's treasury stock activity during the nine months ended September 25, 2020 resulted in a cash outflow of $93 million.
Dividends
During the nine months ended September 25, 2020 and September 27, 2019, the Company paid dividends of $3,522 million and $3,419 million, respectively. The Company paid the third quarter dividend in both 2020 and 2019 during the first week of October.
Our Board of Directors approved the Company's regular quarterly dividend of $0.41 per share at its October 2020 meeting. This dividend is payable on December 15, 2020 to shareowners of record as of the close of business on December 1, 2020.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries and territories. Due to the geographic diversity of our operations, weakness in some foreign currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our operating income for the three and nine months ended September 25, 2020 by 9 percent and 6 percent, respectively.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 25, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 25, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2020 and in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 26, 2020 and as further updated and supplemented below, which could materially affect our business, financial condition or results of operations in future periods. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.
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
The public health crisis caused by the COVID-19 pandemic and the measures that have been taken or that may be taken in the future by governments, businesses, including us and our bottling partners, and the public at large to limit COVID-19's spread have had, and we expect will continue to have, certain negative impacts on our business including, without limitation, the following:
•We have experienced a decrease in sales of certain of our products in markets around the world that have been affected by the COVID-19 pandemic. In particular, sales of our products in the away-from-home channels have been significantly negatively affected by shelter-in-place regulations or recommendations, closings of restaurants and cancellations of major sporting and other events that were imposed as a result of the initial COVID-19 outbreak. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, resurgence of the pandemic in some markets has slowed the reopening process. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. While we initially experienced increased sales in the at-home channels from pantry loading as consumers stocked up on certain of our products with the expectation of spending more time at home during the crisis, such increased sales levels have not, and we expect will not, fully offset the sales pressures we have experienced and we expect will continue to experience in the away-from-home channels while social distancing mandates or recommendations are in effect.
•In certain COVID-19 affected markets, consumer demand has shifted away from some of our more profitable beverages and away-from-home consumption to lower-margin products and at-home consumption, and this shift in consumer purchasing patterns is likely to continue while shelter-in-place and social distancing behaviors are mandated or encouraged.
•Deteriorating economic and political conditions in many of our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, have caused a decrease in demand for our products. Continuing economic and political uncertainties in such markets may slow down or prevent the recovery of the demand for our products or may even further erode such demand.
•We are accelerating our business strategy and are taking certain actions to address challenges posed by the COVID-19 pandemic and deliver on our commitment to emerge stronger from this crisis. These actions include focusing investments on a defined growth portfolio by prioritizing brands best positioned for consumer reach; streamlining the innovation pipeline through initiatives that are scalable regionally or globally as well as maintaining a disciplined approach to local experimentation; refreshing our marketing approach, with a focus on improving our marketing investment effectiveness and efficiency; and investing in new capabilities to capitalize on emerging shifts in consumer behaviors that we anticipate may last beyond this crisis. These actions, which may require substantial additional investment of management time and financial resources, may not be sufficient to accomplish our goals.
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
•Governmental authorities in the United States and throughout the world may increase or impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations, as a means of financing the costs of stimulus and other measures enacted or taken, or that may be enacted or taken in the future, to protect populations and economies from the impact of the COVID-19 pandemic. Such actions could have an adverse effect on our results of operations and/or cash flows.
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
The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by the pandemic's lingering effects on our bottling partners, consumers, suppliers and/or third-party service providers.
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
If we do not realize the economic benefits we anticipate from our recently announced reorganization and related reduction in workforce, or are unable to successfully manage their possible negative consequences, our business operations could be adversely affected.
Over the last three years, we worked to develop the strategies and evolve our culture to equip us to grow and become a total beverage company – one that is empowered and energized, working toward our purpose and vision. Equipping our organization is not just about strategies or the culture, it is also about the structure of our organization. Through the implementation of our strategies and the recent pandemic, we recognized we must operate differently to emerge stronger. As a result, in August 2020, we announced a series of strategic steps to transform our organizational structure and better enable the Coca-Cola system to pursue our beverages for life ambition. These changes will result in the reallocation of some people and resources, along with both voluntary and involuntary reductions in employees. We have incurred and expect we will incur in future periods significant expenses in connection with the reorganization and related reduction in employees. If we are unable to timely capture the efficiencies, cost savings and revenue growth opportunities we anticipate from these actions, our results of operations in future periods could be negatively affected. In addition, the reorganization and related reduction in employees may become a distraction for our managers and employees remaining with the Company and may disrupt our ongoing business operations; cause deterioration in employee morale which may make it more difficult for us to retain or attract qualified managers and employees in the future; disrupt or weaken our internal control and financial reporting structures; and/or give rise to negative publicity which could affect our corporate reputation. If we are unable to successfully manage the possible negative consequences of our reorganization and reduction in employees, our business operations could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 25, 2020 by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans[3]
June 27, 2020 through July 24, 2020	2,342	$46.36	—	161,029,667
July 25, 2020 through August 21, 2020	1,351	47.47	—	161,029,667
August 22, 2020 through September 25, 2020	43	51.09	—	161,029,667
Total	3,736	$46.82	—
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

4.6	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 18, 2010.
4.7	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.8	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.9	Form of Note for 2.450% Notes due 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.10	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.11	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.12	Form of Note for 1.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.13	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.14	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.15	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.16	Form of Note for 1.875% Notes due 2020 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.17	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.18	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.19	Form of Note for 1.550% Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.20	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.

4.21	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.22	Form of Note for 0.000% Notes due 2021 — incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.23	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.24	Form of Note for 2.200% Notes due 2022 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.25	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.26	Form of Note for Floating Rate Notes due 2021 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.27	Form of Note for 0.125% Notes due 2022 — incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.28	Form of Note for 0.750% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.29	Form of Note for 1.250% Notes due 2031 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 8, 2019.
4.30	Form of Note for 1.750% Notes due 2024 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 9, 2019.
4.31	Form of Note for 2.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 9, 2019.
4.32	Form of Note for 2.950% Notes due 2025 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.33	Form of Note for 3.375% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.34	Form of Note for 3.450% Notes due 2030 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.35	Form of Note for 4.125% Notes due 2040 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.36	Form of Note for 4.200% Notes due 2050 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.37	Form of Note for 1.450% Notes due 2027 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.38	Form of Note for 1.650% Notes due 2030 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.39	Form of Note for 2.500% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.40	Form of Note for 2.600% Notes due 2050 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.41	Form of Note for 2.750% Notes due 2060 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.42	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 18, 2020.
4.43	Form of Note for 0.375% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 18, 2020.
4.44	Form of Note for 0.800% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on September 18, 2020.
4.45	Form of Note for 1.000% Notes due 2028 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on September 18, 2020.
4.46	Form of Note for 1.375% Notes due 2031 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on September 18, 2020.
4.47	Form of Note for 2.500% Notes due 2051 — incorporated herein by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K filed on September 18, 2020.
4.48	Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated July 30, 1991.

4.49	First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated January 29, 1992.
4.50
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 23, 2017.

4.51
Third Supplemental Indenture, dated as of July 5, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 6, 2017.

10.1	Letter, dated July 15, 2020, from the Company to Bradley Gayton.
10.2	Letter, dated September 14, 2020, from the Company to Henrique Braun.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 25, 2020 and September 27, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 25, 2020 and September 27, 2019, (iii) Condensed Consolidated Balance Sheets as of September 25, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 25, 2020 and September 27, 2019, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ KATHY LOVELESS
Date:	October 22, 2020	Kathy Loveless Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	October 22, 2020	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)