Form 10-K
period 2020-12-31
COCA COLA CO
filed 2021-02-25
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of June 26, 2020, the last business day of the Registrant's most recently completed second fiscal quarter, was $185,656,336,397 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant's Common Stock as of February 22, 2021 was 4,309,311,676.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 20, 2021 are incorporated by reference in Part III.

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company's actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the possibility that the assumptions used to calculate our estimated aggregate incremental tax and interest liability related to the potential unfavorable outcome of the ongoing tax dispute with the United States Internal Revenue Service could significantly change; those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report; and those described from time to time in our future reports filed with the Securities and Exchange Commission.
Part I
ITEM 1.    BUSINESS
In this report, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements.
General
The Coca-Cola Company is a total beverage company, and beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories. We own or license and market numerous nonalcoholic beverage brands, which we group into the following category clusters: sparkling soft drinks; water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks. We own and market four of the world's top five nonalcoholic sparkling soft drink brands: Coca-Cola, Diet Coke, Fanta and Sprite.
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as our consolidated bottling and distribution operations — the world's largest nonalcoholic beverage distribution system. Beverages bearing trademarks owned by or licensed to the Company account for 1.9 billion of the approximately 62 billion servings of all beverages consumed worldwide every day.
We believe our success depends on our ability to connect with consumers by providing them with a wide variety of beverage options to meet their desires, needs and lifestyles. Our success further depends on the ability of our people to execute effectively, every day.
We are guided by our purpose, which is to refresh the world and make a difference, and rooted in our strategy to drive net operating revenue growth and generate long-term value. We are determined to emerge from the COVID-19 pandemic a better and stronger company.
The vision for our next stage of growth has three connected pillars:
•Loved Brands. We craft meaningful brands and a choice of drinks that people love and that refresh them in body and spirit.
•Done Sustainably. We use our leadership to be part of the solution to achieve positive change in the world and to build a more sustainable future for our planet.
•For A Better Shared Future. We invest to improve people’s lives, from our employees to all those who touch our business system, to our investors, to the broad communities we call home.
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

Operating Segments
The Company's operating structure is the basis for our internal financial reporting. Our operating structure includes the following operating segments, which are sometimes referred to as "operating groups" or "groups":
•Europe, Middle East and Africa
•Latin America
•North America
•Asia Pacific
•Global Ventures
•Bottling Investments
Our operating structure also includes Corporate, which consists of two components: (1) a center focused on strategic initiatives, policy and governance; and (2) an enabling services organization focused on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence.
For additional information about our operating segments and Corporate, refer to Note 19 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report.
Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.
Products and Brands
As used in this report:
•"concentrates" means flavorings and other ingredients which, when combined with water and, depending on the product, sweeteners (nutritive or non-nutritive) are used to prepare syrups or finished beverages, and includes powders/minerals for purified water products;
•"syrups" means an intermediate product in the beverage manufacturing process produced by combining concentrates with water and, depending on the product, sweeteners (nutritive or non-nutritive);
•"fountain syrups" means syrups that are sold to fountain retailers, such as restaurants and convenience stores, which use dispensing equipment to mix the syrups with sparkling or still water at the time of purchase to produce finished beverages that are served in cups or glasses for immediate consumption;
•"Company Trademark Beverages" means beverages bearing our trademarks and certain other beverage products bearing trademarks licensed to us by third parties for which we provide marketing support and from the sale of which we derive economic benefit; and
•"Trademark Coca-Cola Beverages" or "Trademark Coca-Cola" means beverages bearing the trademark Coca-Cola or any trademark that includes Coca-Cola or Coke (that is, Coca-Cola, Coca-Cola Life, Diet Coke/Coca-Cola Light and Coca-Cola Zero Sugar and all their variations and any line extensions, including caffeine free Diet Coke, Cherry Coke, etc.). Likewise, when we use the capitalized word "Trademark" together with the name of one of our other beverage products (such as "Trademark Fanta," "Trademark Sprite" or "Trademark Simply"), we mean beverages bearing the indicated trademark (that is, Fanta, Sprite or Simply, respectively) and all its variations and line extensions (such that "Trademark Fanta" includes Fanta Orange, Fanta Zero Orange, Fanta Apple, etc.; "Trademark Sprite" includes Sprite, Diet Sprite, Sprite Zero, Sprite Light, etc.; and "Trademark Simply" includes Simply Orange, Simply Apple, Simply Grapefruit, etc.).
Our Company markets, manufactures and sells:
•beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups (we refer to this part of our business as our "concentrate business" or "concentrate operations"); and
•finished sparkling soft drinks and other nonalcoholic beverages (we refer to this part of our business as our "finished product business" or "finished product operations").
Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations.
Our concentrate operations typically generate net operating revenues by selling concentrates, syrups and certain finished beverages to authorized bottling operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine concentrates with sweeteners (depending on the product), still water or sparkling water, or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrate, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments and our Global Ventures operating segment.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished nonalcoholic beverages, such as water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks, to retailers, or to distributors and wholesalers who in turn sell the beverages to retailers. These operations consist primarily of our consolidated bottling and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company's bottling partners. These operations are generally included in one of our geographic operating segments or our Global Ventures operating segment. Additionally, we sell directly to consumers through retail outlets operated by Costa Limited ("Costa"), which is included in our Global Ventures operating segment. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who in turn sell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment.
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
We own and market numerous valuable beverage brands, including the following:
•sparkling soft drinks: Coca-Cola, Diet Coke/Coca-Cola Light, Coca-Cola Zero Sugar, Fanta, Fresca, Schweppes,* Sprite, and Thums Up;
•water, enhanced water and sports drinks: Aquarius, Ciel, Dasani, glacéau smartwater, glacéau vitaminwater, Ice Dew, I LOHAS, Powerade, and Topo Chico;
•juice, dairy and plant-based beverages: AdeS, Del Valle, fairlife, innocent, Minute Maid, Minute Maid Pulpy, and Simply; and
•tea and coffee: Ayataka, Costa, doğadan, FUZE TEA, Georgia, Gold Peak, HONEST TEA, and Kochakaden.
* Schweppes is owned by the Company in certain countries other than the United States.
In addition to the beverage brands we own, we also provide marketing support and otherwise participate in the sales of other nonalcoholic beverage brands through licenses, joint ventures and strategic partnerships, including, but not limited to, the following:
•Certain Coca-Cola system bottlers distribute certain brands of Monster Beverage Corporation ("Monster"), primarily Monster Energy, in designated territories in the United States, Canada and other international territories pursuant to distribution coordination agreements between the Company and Monster and related distribution agreements between Monster and Coca-Cola system bottlers.
•We have a strategic partnership with Aujan Industries Company J.S.C. ("Aujan"), one of the largest independent beverage companies in the Middle East. We own 50 percent of the entity that holds the rights in certain territories to brands produced and distributed by Aujan, including Rani, a juice brand, and Barbican, a flavored malt beverage brand.
Consumer demand determines the optimal menu of Company product offerings. Consumer demand can vary from one market to another and can change over time within a single market. Employing our business strategy, our Company seeks to further optimize its portfolio of brands, products and services in order to create and satisfy consumer demand in every market.

Distribution System
We make our branded beverage products available to consumers in more than 200 countries and territories through our network of independent bottling partners, distributors, wholesalers and retailers as well as our consolidated bottling and distribution operations — the world's largest nonalcoholic beverage distribution system. Consumers enjoy finished beverage products bearing trademarks owned by or licensed to us at a rate of 1.9 billion servings each day. Our strong and stable bottling and distribution system helps us to capture growth by manufacturing, distributing and selling existing, enhanced and new innovative products to consumers throughout the world.
The Coca-Cola system sold 29.0 billion, 30.3 billion and 29.6 billion unit cases of our products in 2020, 2019 and 2018, respectively. In 2019, with the exception of ready-to-drink products, the Company did not report unit case volume for Costa, a component of the Global Ventures operating segment. However, unit case volume reported in 2020 includes both Costa ready-to-drink and non-ready-to-drink products.
Sparkling soft drinks represented 69 percent of our worldwide unit case volume in 2020, 2019 and 2018. Trademark Coca-Cola accounted for 47 percent, 45 percent and 45 percent of our worldwide unit case volume in 2020, 2019 and 2018, respectively. In 2020, unit case volume in the United States represented 18 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume, 61 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 43 percent of U.S. unit case volume. Unit case volume outside the United States represented 82 percent of the Company's worldwide unit case volume for 2020. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and Japan, which together accounted for 32 percent of our worldwide unit case volume. Of the non-U.S. unit case volume, 71 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 48 percent of non-U.S. unit case volume.
Our five largest independent bottling partners based on unit case volume in 2020 were as follows:
•Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), which has bottling and distribution operations in Mexico (a substantial part of central Mexico, including Mexico City, as well as southeast and northeast Mexico), Guatemala (nationwide), Nicaragua (nationwide), Costa Rica (nationwide), Panama (nationwide), Colombia (most of the country), Venezuela (nationwide), Brazil (greater São Paulo, Campiñas, Santos, the state of Mato Grosso do Sul, the state of Paraná, the state of Santa Catarina, part of the state of Rio Grande do Sul, part of the state of Goiás, part of the state of Rio de Janeiro and part of the state of Minas Gerais), Argentina (federal capital of Buenos Aires and surrounding areas) and Uruguay (nationwide);
•Coca-Cola European Partners plc ("CCEP"), which has bottling and distribution operations in Andorra, Belgium, continental France, Germany, Great Britain, Iceland, Luxembourg, Monaco, the Netherlands, Norway, Portugal, Spain and Sweden;
•Coca-Cola HBC AG ("Coca-Cola Hellenic"), which has bottling and distribution operations in Armenia, Austria, Belarus, Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Estonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Montenegro, Nigeria, North Macedonia, Northern Ireland, Poland, Republic of Ireland, Romania, the Russian Federation, Serbia, Slovakia, Slovenia, Switzerland and Ukraine;
•Arca Continental, S.A.B. de C.V., which has bottling and distribution operations in northern and western Mexico, northern Argentina, Ecuador, Peru, and the state of Texas and parts of the states of New Mexico, Oklahoma and Arkansas in the United States; and
•Swire Beverages, which has bottling and distribution operations in 11 provinces and the Shanghai Municipality in the eastern and southern areas of mainland China, Hong Kong, Taiwan, and territories in 13 states in the western United States.
In 2020, these five bottling partners combined represented 40 percent of our total worldwide unit case volume.
Being a bottler does not create a legal partnership or joint venture between us and our bottlers. Our bottlers are independent contractors and are not our agents.
Bottler's Agreements
We have separate contracts, to which we generally refer as "bottler's agreements," with our bottling partners under which our bottling partners are granted certain authorizations by us. Subject to specified terms and conditions and certain variations, the bottler's agreements generally authorize the bottlers to prepare, package, distribute and sell Company Trademark Beverages in authorized containers in (but, subject to applicable local law, generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or Company-authorized suppliers. We typically agree to refrain from selling or distributing, or from authorizing third parties to sell or distribute, the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, we typically reserve for ourselves or our designee the right (1) to prepare and package such Company Trademark Beverages in such containers in the territory for sale outside the territory; (2) to prepare, package, distribute and sell such Company Trademark Beverages in the territory in any other manner or form (territorial restrictions on bottlers vary in some cases in accordance with local law); and (3) to handle certain key accounts (accounts that cover multiple territories).
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
Bottler's Agreements Within the United States
In the United States, most bottlers operate under a contract to which we generally refer as a "Comprehensive Beverage Agreement" ("CBA") that is of stated duration, subject in most cases to renewal rights of bottlers and in some cases to renewal rights of the Company. A small number of bottlers continue to operate under legacy bottler's agreements with no stated expiration date for Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages. In all instances, the bottler's agreements in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default that may vary from contract to contract.
Certain U.S. bottlers have been granted certain additional exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage brands (as defined by the CBAs). We refer to these bottlers as expanding participating bottlers or "EPBs." EPBs operate under CBAs ("EPB CBAs") under which the Company generally retained the rights to produce the applicable beverage products for territories not covered by specific manufacturing agreements, and such bottlers purchase from the Company (or from Company-authorized manufacturing bottlers) substantially all of the finished beverage products needed in order to service the customers in these territories. The EPB CBA has a term of 10 years and is renewable, in most cases by the bottler, and in some cases by the Company, indefinitely for successive additional terms of 10 years each and includes additional requirements that provide for, among other things, a binding national governance model, mandatory incidence pricing and certain core performance requirements. The Company also entered into manufacturing agreements that authorize certain EPBs that have executed EPB CBAs to manufacture certain beverage products for their own account and for supply to other bottlers.
In addition, certain U.S. bottlers that were not granted additional exclusive territory rights, which we refer to as participating bottlers ("PBs"), converted their legacy bottler's agreements to CBAs, to which we refer as "PB CBAs," each of which has a term of 10 years, is renewable by the bottler indefinitely for successive additional terms of 10 years each, and is substantially similar in most material respects to the EPB CBAs, including with respect to requirements for a binding national governance model and mandatory incidence pricing, but includes core performance requirements that vary in certain respects from those in the EPB CBAs.
Those bottlers that have not signed CBAs continue to operate under legacy bottler's agreements that include pricing formulas that generally provide for a baseline price for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. The U.S. unit case volume prepared, packaged, sold and distributed under these legacy bottler's agreements is not material.
Under the terms of the bottler's agreements, bottlers in the United States generally are not authorized to manufacture fountain syrups. Rather, the Company manufactures and sells fountain syrups to authorized fountain wholesalers (including certain authorized bottlers) and some fountain retailers. These wholesalers in turn sell the syrups, or deliver them on our behalf, to restaurants and other retailers.
Promotions and Marketing Programs
In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing support and/or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottler's agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist the bottlers. Likewise, in many instances, we provide promotional and marketing support and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount provided by our Company to bottlers, resellers and other customers of our Company's products, principally for participation in promotional and marketing programs, was $4.1 billion in 2020.
Investments in Bottling Operations
Most of our branded beverage products are prepared, packaged, sold and distributed by independent bottling partners. However, from time to time we acquire or take control of a bottling operation, often in underperforming markets where we believe we can use our resources and expertise to improve performance. Owning a bottling operation enables us to compensate for limited local resources; help focus the bottler's sales and marketing programs; assist in the development of the bottler's business and information systems; and establish an appropriate capital structure for the bottler. In line with our long-term bottling strategy, we may periodically consider options for divesting or reducing our ownership interest in a consolidated bottling operation, typically by selling all or a portion of our interest in the bottling operation to an independent bottler to improve Coca-Cola system efficiency. When we sell a consolidated bottling operation to an independent bottling partner in which we have an equity method investment, our Company continues to participate in the bottler's results of operations through our share of the equity method investee's earnings or losses.
In addition, from time to time we make equity investments representing noncontrolling interests in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola system's production, marketing, sales and distribution capabilities around the world by providing expertise and resources to strengthen those businesses. These investments are intended to result in increases in unit case volume, net revenues and profits at the bottler level, which in turn generate increased sales for our Company's concentrate business. When our equity investment provides us with the ability to exercise significant influence over the investee bottler's operating and financial policies, we account for the investment under the equity method.
Seasonality
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Competition
The nonalcoholic and alcoholic beverage segments of the commercial beverage industry are highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. These include companies that, like our Company, compete globally in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling soft drinks; various water products, including flavored and enhanced waters; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy drinks; sports and other performance-enhancing hydration beverages; milk and other dairy-based drinks; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive products are sold to consumers in both ready-to-drink and non-ready-to-drink form. The Company has directly entered the alcoholic beverage segment in numerous markets outside the United States. In the United States, the Company has chosen to authorize alcohol-licensed third parties to use certain of its brands on alcoholic beverages. Competitive products include all flavored alcoholic beverages of varying alcoholic bases. In many of the countries in which we do business, PepsiCo, Inc., is a primary competitor. Other significant competitors include, but are not limited to, Nestlé S.A., Keurig Dr Pepper Inc., Groupe Danone, The Kraft Heinz Company, Suntory Beverage & Food Limited, Unilever, AB InBev, Constellation Brands, Kirin Holdings, Heineken Holdings and Diageo. We also compete against numerous regional and local companies and, increasingly, against smaller companies that are developing micro brands and selling them directly to consumers through e-commerce retailers and other e-commerce platforms. In addition, in some markets, we compete against retailers that have developed their own store or private-label beverage brands.

Competitive factors impacting our business include, but are not limited to, pricing, advertising, sales promotion programs, in-store displays and point-of-sale marketing, digital marking, product and ingredient innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment, contracting with marketing assets (theaters, sports arenas, universities, etc.) and brand and trademark development and protection.
Our competitive strengths include leading brands with high levels of consumer recognition and loyalty; a worldwide network of bottlers and distributors of Company products; sophisticated marketing capabilities; and a talented group of dedicated associates. Our competitive challenges include strong competition across both nonalcoholic and alcoholic beverages in all geographic regions; in many countries, a concentrated retail sector with powerful buyers able to freely choose among Company products, products of competitive beverage suppliers and individual retailers' own store or private-label beverage brands; new industry entrants; and dramatic shifts in consumer shopping methods and patterns due to a rapidly evolving digital landscape.
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
Juice and juice concentrate from various fruits, particularly orange juice and orange juice concentrate, are the principal raw materials for our juice and juice drink products. We source our orange juice and orange juice concentrate primarily from Florida and the Southern Hemisphere (particularly Brazil). We work closely with Cutrale Citrus Juices U.S.A., Inc., our primary supplier of orange juice from Florida and Brazil, to ensure an adequate supply of orange juice and orange juice concentrate that meets our Company's standards. However, the citrus industry is impacted by greening disease and the variability of weather conditions that can impact the quality and supply of orange juice and orange juice concentrate. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice and orange juice concentrate throughout the industry. In addition, greening disease is reducing the number of trees and increasing grower costs and prices.
Our consolidated bottling operations and our non-bottling finished product operations also purchase various other raw materials including, but not limited to, polyethylene terephthalate ("PET") resin, preforms and bottles; glass and aluminum bottles; aluminum and steel cans; plastic closures; aseptic fiber packaging; labels; cartons; cases; postmix packaging; and carbon dioxide. We generally purchase these raw materials from multiple suppliers and historically have not experienced significant shortages.
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
Under a California law known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the conditions of an exemption (described below) can be met. The state maintains lists of these substances and periodically adds other substances to these lists. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:
•below a "safe harbor" threshold that may be established;
•naturally occurring;
•the result of necessary cooking; or
•subject to another applicable exemption.
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
Bottlers of our beverage products presently offer and use nonrefillable recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States and overseas. We anticipate that additional such legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere around the world.
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
We are also subject to various federal, state and international laws and regulations related to privacy and data protection, including the European Union’s General Data Protection Regulation ("GDPR") as well as the California Consumer Privacy Act of 2018 ("CCPA"), which became effective on January 1, 2020. The interpretation and application of data privacy and data protection laws and regulations are often uncertain and are evolving in the United States and internationally. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to and potential impact on our business and develop strategies to address regulatory trends and developments, including any required changes to our privacy and data protection compliance programs and policies.
Human Capital Management
Our people and culture agendas are critical business priorities. Our Board of Directors, through the Talent and Compensation Committee, provides oversight of the Company's policies and strategies relating to talent, leadership and culture, including diversity and inclusion, as well as the Company's compensation philosophy and programs. The Talent and Compensation Committee also evaluates and approves the Company's compensation plans, policies and programs applicable to our senior executives. In addition, the Management Development Committee of our Board of Directors oversees succession planning and talent development for our senior executives.
Employees
We believe people are our most important asset, and we strive to attract high-performing talent. As of December 31, 2020 and 2019, our Company had approximately 80,300 and 86,200 employees, respectively, of which approximately 9,300 and 10,100, respectively, were located in the United States. The decrease in the total number of employees was primarily due to the Company's strategic realignment initiatives and the impact of the COVID-19 pandemic on our Costa retail stores, partially offset by the January 2020 acquisition of fairlife, LLC ("fairlife"). Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2020, approximately 900 employees in North America were covered by collective bargaining agreements. These agreements typically have terms of three to five years. We currently anticipate that we will be able to successfully renegotiate such agreements when they expire.
Diversity, Equity and Inclusion
We believe that a diverse, equitable and inclusive workplace that mirrors the markets we serve is a strategic business priority and critical to the Company's success. We take a comprehensive view of diversity and inclusion across different races, ethnicities, tribes, religions, socioeconomic backgrounds, generations, abilities, and expressions of gender and sexual identity.
As of December 31, 2020, we had approximately 8,900 employees located in the United States, excluding the employees of fairlife. Of these employees, 38 percent and 43 percent were female and people of color, respectively.
We are focused on social justice issues, including racial and gender equity, both in the United States and around the world. In 2020, we started implementing a multifaceted racial equity plan in the United States, which set 10-year employee representation goals that reflect the country's racial and ethnic diversity. We also strive to be 50 percent led by women, in addition to growing and developing our female workforce overall. Diversity and inclusion metrics, which highlight progress and drive accountability, are shared with our senior leaders on a quarterly basis, and our Global Women's Leadership Council, composed of 15 female and male executives, focuses on accelerating the development and promotion of women into roles of increasing responsibility and influence.
We also periodically conduct pay equity analyses to help identify any unsupported distinctions in pay between employees of different races, gender and/or age, as permitted by local law. We make adjustments to base pay, where appropriate. Also, during the annual rewards cycle, we perform an adverse impact analysis on base pay, annual incentives and long-term incentives to help ensure fairness.
We support a number of employee business resource groups ("BRGs") that are an integral part of our diversity, equity and inclusion strategy. Our BRGs provide employees with the opportunity to engage with colleagues based on shared interests in ethnic backgrounds, gender, sexual orientation, military service and work roles.
Compensation and Benefits
Through comprehensive and competitive compensation and benefits, ongoing employee learning and development, and a focus on health and well-being, we strive to support our employees in all aspects of their lives. Our compensation programs are designed to reinforce our growth agenda and our talent strategy as well as to drive a strong connection between the contributions of our employees and their pay.
We believe the structure of our compensation packages provides the appropriate incentives to attract, retain and motivate our employees. We provide base pay that is competitive and that aligns with employee positions, skill levels, experience and geographic location. In addition to base pay, we seek to reward employees with annual incentive awards, recognition programs, and equity awards for employees at certain job grades.
We also offer competitive employee benefits packages, which vary by country and region. These employee benefits packages may include: 401(k) plan, pension plan, core and supplemental life insurance, financial courses and advisors, employee assistance programs, tuition assistance, commuter assistance, adoption assistance, medical and dental insurance, vision insurance, health savings accounts, health reimbursement and flexible spending accounts, well-being rewards programs, vacation pay, holiday pay, and parental and adoption leave.
Leadership, Training and Development
We focus on investing in inspirational leadership, learning opportunities and capabilities to equip our global workforce with the skills they need while improving engagement and retention. We provide a range of formal and informal learning programs, which are designed to help our employees continuously grow and strengthen their skills throughout their careers. We offer a variety of programs that contribute to our leadership, training and development goals, including: (1) Coca-Cola U Digital Classroom, a hybrid space, equal parts classroom, studio, and online experience that combines the engaged learning environment of a traditional classroom with the flexibility, efficiency and scalability of digital delivery; (2) LinkedIn Learning, an online learning platform that provides relevant content of more than 16,000 expert-led courses; (3) Opportunity Marketplace, a people-centered technology solution that helps connect project opportunities to interested employees who have the capacity, skills and interest in short-term experiences and assignments; and (4) Emerging Stronger Coaching Program, a customized virtual coaching application that offers access to professional development coaches to support leadership development.
COVID-19 Health Measures
In response to the COVID-19 pandemic, we implemented measures to help ensure the health, safety and security of our employees, while constantly monitoring the rapidly evolving situation and adapting our efforts and responses. Around the world, we are endeavoring to follow guidance from authorities and health officials. This includes having the majority of our office-based employees work remotely, imposing travel restrictions and implementing safety measures for employees continuing critical on-site work including, but not limited to, social distancing practices, temperature checks, health symptom attestations when entering our facilities, and the use of personal protective equipment as appropriate and in accordance with local laws and regulations. Our system and production facilities have also implemented additional cleaning and sanitization routines and split shifts to ensure that we can continue to keep our brands in supply.
Available Information
The Company maintains a website at the following address: www.coca-colacompany.com. The information on the Company's website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission ("SEC") in accordance with the Securities Exchange Act of 1934, as amended ("Exchange Act"). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the "Investors" page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the "Investors" page of our website and review the information we post on that page.
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
RISKS RELATED TO OUR OPERATIONS
The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, and such impacts have had, and may continue to have, a material adverse effect on our results of operations, financial condition and cash flows.
The public health crisis caused by the COVID-19 pandemic and the measures that have been taken or that may be taken in the future by governments, businesses, including us and our bottling partners, and the public at large to limit the spread of COVID-19 have had, and we expect will continue to have, certain negative impacts on our business including, without limitation, the following:
•We have experienced a decrease in sales of certain of our products in markets around the world as a result of the COVID-19 pandemic. In particular, sales of our products in the away-from-home channels have been significantly negatively affected by shelter-in-place regulations or recommendations, closings of restaurants and cancellations of major sporting and other events that were imposed as a result of the initial COVID-19 outbreak. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, resurgence of the pandemic in some markets has slowed the reopening process. If COVID-19 infection trends increase, the pandemic intensifies or expands geographically or efforts to curb the pandemic are ineffective, the negative impacts of the pandemic on our sales could be more prolonged and may become more severe. While we initially experienced increased sales in the at-home channels from pantry loading as consumers stocked up on certain of our products with the expectation of spending more time at home during the crisis, such increased sales levels have not, and we expect will not, fully offset the sales pressures we have experienced, and we expect will continue to experience, in the away-from-home channels while shelter-in-place and social distancing mandates or recommendations are in effect.
•In certain COVID-19 affected markets, consumer demand has shifted away from some of our more profitable beverages and away-from-home consumption to lower-margin products and at-home consumption, and this shift in consumer purchasing patterns is likely to continue while shelter-in-place and social distancing behaviors are mandated or encouraged.
•We are accelerating our business strategy and are taking certain actions to address challenges posed by the COVID-19 pandemic and deliver on our commitment to emerge stronger from this crisis. These actions include focusing investments on a defined growth portfolio by prioritizing brands best positioned for consumer reach; streamlining the innovation pipeline through initiatives that are scalable regionally or globally, as well as maintaining a disciplined approach to local experimentation; refreshing our marketing approach, with a focus on improving our marketing investment effectiveness and efficiency; and investing in new capabilities to capitalize on emerging shifts in consumer behaviors that we anticipate may last beyond this crisis. These actions, which may require substantial additional investment of management time and financial resources, may not be sufficient to accomplish our goals.
•We have experienced temporary disruptions in certain of our concentrate production operations. We have taken measures to protect our employees and facilities around the world, which efforts have included, but have not been limited to, checking the temperature of employees when they enter our facilities, requiring employees to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines. These measures may not be sufficient to prevent the spread of COVID-19 among our employees and, therefore, we may face additional concentrate production disruptions in the future, which may place constraints on our ability to supply concentrates to our bottling partners in a timely manner or may increase our concentrate supply costs.
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
•Disruptions in supply chains have placed, and may continue to place, constraints on our and our bottling partners' ability to source beverage containers, such as glass bottles and cans, which has increased, and in the future may increase, our and their packaging costs.
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
•We may be required to record significant impairment charges with respect to noncurrent assets, including trademarks, goodwill and other intangible assets, equity method investments, and other long-lived assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations. In addition, we are required to record impairment charges related to our proportionate share of impairment charges that may be recorded by equity method investees, and such charges may be significant.
In addition to the above risks, the COVID-19 pandemic may exacerbate existing risks related to our business including risks related to changes in the retail landscape or the loss of key retail or foodservice customers, fluctuations in foreign currency exchange rates; the ability of third-party service providers and business partners to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms; and failure of or default by one or more of our counterparty financial institutions on their obligations to us.
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
If we do not realize the economic benefits we anticipate from our productivity initiatives, including our recently announced reorganization and related strategic realignment initiatives, or are unable to successfully manage their possible negative consequences, our business operations could be adversely affected.
Over the last three years, we worked to develop the strategies and evolve our culture to equip us to grow and become a total beverage company, while improving efficiency. In late 2020, we took a series of strategic steps to transform our organizational structure and to reallocate certain resources aimed at emerging stronger from the pandemic, including voluntary and involuntary reductions in employees. We have incurred and expect we will incur in future periods significant expenses in connection with the reorganization and related reduction in employees. If we are unable to timely capture the efficiencies, cost savings and revenue growth opportunities we anticipate from these actions, our results of operations in future periods could be negatively affected. In addition, the reorganization and related reduction in employees may become a distraction for our managers and employees remaining with the Company; disrupt our ongoing business operations; cause deterioration in employee morale, which may make it more difficult for us to retain or attract qualified managers and employees in the future; disrupt or weaken our internal control and financial reporting structures; and/or give rise to negative publicity, which could affect our corporate reputation. If we are unable to successfully manage these possible negative consequences of our reorganization and reduction in employees, our business operations could be adversely affected.
In addition, we believe that improved productivity is essential to achieving our long-term growth objectives and, therefore, a leading priority of our Company is to continuously search for productivity opportunities in our business. Some of the actions we may take from time to time in pursuing these opportunities may give rise to the same risks described above. If we are unable to successfully manage the possible negative consequences of our future productivity initiatives, our business operations could be adversely affected.
If we are unable to attract or retain a highly skilled and diverse workforce, our business could be negatively affected.
The success of our business depends on our Company's and the Coca-Cola system's ability to attract, develop, retain and motivate a highly skilled and diverse workforce as well as on our success in nurturing a culture that supports our growth and aligns employees around the Company's purpose and work that matters most. We may not be able to successfully compete for, attract and/or retain the high-quality and diverse employee talent that we want and that our future business needs may require, such as employees with e-commerce, social media and digital marketing and advertising skills, and/or digital and analytics capabilities. Changes in immigration laws and policies could also make it more difficult for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs. In addition, the unexpected loss of experienced and highly skilled associates due to an increase in aggressive recruiting for best-in-class talent could deplete our institutional knowledge base and erode our competitiveness. Any of the foregoing could have a negative impact on our business.
Increased competition could hurt our business.
We operate in the highly competitive nonalcoholic and alcoholic beverage segments of the global beverage industry. For additional information regarding the competitive environment in which we operate, including the names of certain of our significant competitors, refer to the heading "Competition" set forth in Part I, "Item 1. Business" of this report. Our ability to maintain or gain share of sales in the global market or in various local markets and segments may be limited as a result of actions by competitors. Competitive pressures may cause the Company and our bottling partners to reduce prices we charge customers or may restrict our and our bottlers' ability to increase such prices, as may be necessary in response to commodity and other cost increases. Such pressures may also increase marketing costs and in-store placement and slotting fees. In addition, the rapid growth of e‑commerce may create additional consumer price deflation by, among other things, facilitating comparison shopping, and could potentially threaten the value of some of our legacy route-to-market strategies and thus negatively affect revenues. If we do not continuously strengthen our capabilities in marketing and innovation to maintain consumer interest and brand loyalty and market share while we selectively expand into other profitable categories in the nonalcoholic and alcoholic beverage segments of the commercial beverage industry, our business could be negatively affected.
If we are unable to renew collective bargaining agreements on satisfactory terms, or we or our bottling partners experience strikes, work stoppages or labor unrest, our business could suffer.
Many of our associates at our key manufacturing locations and bottling plants are covered by collective bargaining agreements. While we generally have been able to renegotiate collective bargaining agreements on satisfactory terms when they expire and regard our relations with associates and their representatives as generally satisfactory, negotiations may nevertheless be challenging, as the Company must have competitive cost structures in each market while meeting the compensation and benefits needs of our associates. If we are unable to renew collective bargaining agreements on satisfactory terms, our labor costs could increase, which could affect our profit margins. In addition, many of our bottling partners' employees are represented by labor unions. Strikes, work stoppages or other forms of labor unrest at any of our major manufacturing facilities or at our bottling operations' or our major bottlers' plants could impair our ability to supply concentrates and syrups to our bottling partners or our bottlers' ability to supply finished beverages to customers, which could reduce our net operating revenues and could expose us to customer claims. Furthermore, from time to time we and our bottling partners restructure manufacturing and other operations to improve productivity, which may have negative impacts on employee morale and work performance, result in escalation of grievances and adversely affect the negotiation of collective bargaining agreements. If these labor relations are not effectively managed at the local level, they could escalate in the form of corporate campaigns supported by the labor organizations and could negatively affect our Company's overall reputation and brand image, which in turn could have a negative impact on our products' acceptance by consumers.
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
Changes in the retail landscape or the loss of key retail or foodservice customers could adversely affect our financial results.
Our industry is being affected by the trend toward consolidation in and blurring of the lines between retail channels, particularly in Europe and the United States. Larger retailers may seek lower prices from us and our bottling partners, may demand increased marketing or promotional expenditures, and may be more likely to use their distribution networks to introduce and develop private-label brands, any of which could negatively affect the Coca-Cola system's profitability. In addition, in developed markets discounters and value stores are growing at a rapid pace, while in emerging and developing markets modern trade is growing at a faster pace than traditional trade outlets. Our industry is also being affected by the rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, which may result in a shift away from physical retail operations to digital channels. As we build the Coca-Cola system's e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. If we are unable to successfully adapt to the rapidly changing retail landscape, including the rapid growth in digital commerce, our share of sales, volume growth and overall financial results could be negatively affected. In addition, our success depends in part on our ability to maintain good relationships with key retail and foodservice customers. The loss of one or more of our key retail or foodservice customers could have an adverse effect on our financial performance.
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

Increases in the cost, disruption of supply or shortage of energy or fuel could affect our profitability.
Our consolidated bottling operations operate a large fleet of trucks and other motor vehicles to distribute and deliver beverage products to customers. In addition, we use a significant amount of electricity, natural gas and other energy sources to operate our concentrate, syrup and juice production plants and the bottling plants and distribution facilities operated by our consolidated bottling operations. An increase in the price, disruption of supply or shortage of fuel and other energy sources in countries in which we have concentrate plants, or in any of the major markets in which our consolidated bottling operations operate, which may be caused by increasing demand, by events such as natural disasters, power outages and the like, or by government regulations, taxes, policies or programs designed to reduce greenhouse gas emissions to address climate change, could increase our operating costs and negatively impact our profitability. Our independent bottling partners also operate large fleets of trucks and other motor vehicles to distribute and deliver beverage products to their own customers and use a significant amount of electricity, natural gas and other energy sources to operate their own bottling plants and distribution facilities. An increase in the price, disruption of supply or shortage of fuel and other energy sources in any of the major markets in which our independent bottling partners operate could increase the affected independent bottling partners' operating costs and thus indirectly negatively impact our results of operations.
Increases in the cost, disruption of supply or shortage of ingredients, other raw materials, packaging materials, aluminum cans and other containers could harm our business.
We and our bottling partners use various ingredients in our business, including HFCS, sucrose, aspartame, acesulfame potassium, sucralose, saccharin, cyclamate, steviol glycosides, ascorbic acid, citric acid, phosphoric acid, caffeine and caramel color; other raw materials such as orange and other fruit juice and juice concentrates; packaging materials such as PET, bio-based PET and recycled PET for bottles; and aluminum cans and other containers. For additional information regarding ingredients, other raw materials, packaging materials and containers we use in our business, refer to the heading "Raw Materials" set forth in Part I, "Item 1. Business" of this report. The prices of these ingredients, other raw materials, packaging materials, aluminum cans and other containers fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners' ingredients, other raw materials, packaging materials, aluminum cans and other containers, to the extent they cannot be recouped through increases in the prices of finished beverage products, could increase our and our bottling partners' operating costs and reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials, packaging materials, aluminum cans and other containers could affect affordability in some markets and reduce Coca-Cola system sales. In addition, some of our ingredients, such as aspartame, acesulfame potassium, and saccharin, as well as some packaging containers, such as aluminum cans, are available from a limited number of suppliers, and certain other ingredients are available from only one source each. Furthermore, some of our suppliers are located in countries experiencing political or other risks. We and our bottling partners may not be able to maintain favorable arrangements and relationships with these suppliers, and our contingency plans may not be effective in preventing disruptions that may arise from shortages of any ingredient that is available from a limited number of suppliers or from only one source.
The citrus industry is impacted by the variability of weather conditions and by greening disease, which affect the supply and quality of orange juice and orange juice concentrate, which are important raw materials for our business. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice and orange juice concentrate throughout the industry. In addition, greening disease is reducing the number of citrus trees and increasing grower costs and prices. Adverse weather conditions may affect the supply of other agricultural commodities from which key ingredients for our products are derived. For example, drought conditions in certain parts of the United States or in other major corn-producing areas of the world may negatively affect the supply of corn, which in turn may result in shortages of and higher prices for HFCS.
An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, packaging materials, aluminum cans and other containers that may be caused by changes in or the enactment of new laws and regulations; a deterioration of our or our bottling partners' relationships with suppliers; supplier quality and reliability issues; trade disruptions; changes in supply chain; and increases in tariffs that may be caused by the United Kingdom's withdrawal from the European Union, commonly referred to as "Brexit"; or events such as natural disasters, widespread outbreaks of infectious diseases (such as the COVID-19 pandemic), power outages, labor strikes, political uncertainties or governmental instability, or the like could negatively impact our net operating revenues and profits.
If we are unable to successfully manage new product launches, our business and financial results could be adversely affected.
Due to the highly competitive nature of the global beverage industry, the Company continually introduces new products and evolves existing products to stimulate customer demand. For instance, the Company has directly entered the alcoholic beverages segment in numerous markets outside the United States, and in the United States, the Company has authorized alcohol-licensed third parties to use certain of its brands on alcoholic beverages. The success of new and evolved products depends on a number of factors, including timely and successful development and consumer acceptance. Such endeavors may also involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, exposure to additional regulations and reliance on the performance of third parties. If we become subject to additional government regulations, including alcohol regulations related to licensing, trade and pricing practices, labeling, advertising, promotion and marketing practices, and relationships with distributors, we may become exposed to the risk of increased compliance costs and disruption to our core business.
RISKS RELATED TO CONSUMER DEMAND FOR OUR PRODUCTS
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
Public debate and concern about perceived negative health consequences of certain ingredients in our beverage products, such as non-nutritive sweeteners and biotechnology-derived substances; substances that are present in our beverage products naturally or that occur as a result of the manufacturing process, such as 4-methylimidazole ("4-MEI"), a chemical compound that is formed during the manufacturing of certain types of caramel coloring used in cola-type beverages; or substances used in packaging materials, such as bisphenol A ("BPA"), an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans, may affect consumers' preferences and cause them to shift away from some of our beverage products. In addition, increasing public concern about actual or perceived health consequences of the presence of such ingredients or substances in our beverage products or in packaging materials, whether or not justified, could result in additional governmental regulations concerning the advertising, marketing, labeling, packaging or sale of our beverages; possible new or increased taxes on our beverages by government entities; and negative publicity, or actual or threatened legal actions against us or other companies in our industry, all of which could damage the reputation of, and may reduce demand for, our beverage products.

If negative publicity, whether or not warranted, concerning product safety or quality, workplace and human rights, obesity or other issues damages our brand image, corporate reputation and social license to operate, our business may suffer.
Our success depends in large part on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions, and maintain our corporate reputation and social license to operate. However, our continuing investment in advertising and marketing and our strong commitment to product safety and quality and human rights may not have the desired impact on our products' brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In some emerging markets, the production and sale of counterfeit or "spurious" products, which we and our bottling partners may not be able to fully combat, may damage the image and reputation of our products. In addition, from time to time, we and our executives engage in public policy endeavors that are either directly related to our products and packaging or to our business operations and the general economic climate affecting the Company. These engagements in public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships could subject us to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations we sponsor or support financially or through in-kind contributions. Likewise, campaigns by activists connecting us, or our bottling system or supply chain, with workplace and human rights issues, whether actual or perceived, could adversely impact our corporate image and reputation. Additionally, negative postings or comments on social media or networking websites about the Company or one of its brands, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of our brands or the Company. Furthermore, the Guiding Principles on Business and Human Rights, endorsed by the United Nations Human Rights Council, outline how businesses should implement the corporate responsibility to respect human rights principles included in the United Nations "Protect, Respect and Remedy" framework on human rights. Allegations, even if untrue, that we are not respecting one or more of the 30 human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable workplace and labor laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could negatively affect our Company's overall reputation and brand image, which in turn could have a negative impact on our products' acceptance by consumers. In addition, if we fail to protect our associates' and our supply chain employees' human rights, or inadvertently discriminate against any group of associates or hiring prospects, our ability to hire and retain the best talent will be diminished, which could have an adverse impact on our overall business.
RISKS RELATED TO THE COCA-COLA SYSTEM
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
We derive a significant portion of our net operating revenues from sales of concentrates and syrups to independent bottling partners and, therefore, the success of our business depends on our bottling partners' financial strength and profitability. While under our agreements with our bottling partners we generally have the right to unilaterally change the prices we charge for our concentrates and syrups, our ability to do so may be materially limited by our bottling partners' financial condition and their ability to pass price increases along to their customers. In addition, we have investments in certain of our bottling partners, which we account for under the equity method, and our operating results include our proportionate share of such bottling partners' income or loss. Our bottling partners' financial condition is affected in large part by conditions and events that are beyond our and their control, including competitive and general market conditions in the territories in which they operate; the availability of capital and other financing resources on reasonable terms; loss of major customers; additional regulations; or disruptions of bottling operations that may be caused by strikes, work stoppages, labor unrest, natural disasters or other catastrophic events. A deterioration of the financial condition or results of operations of one or more of our major bottling partners could adversely affect our net operating revenues from sales of concentrates and syrups; and, if such deterioration involves one or more of our major equity method investee bottling partners, it could also result in a decrease in our equity income and/or impairments of our equity method investments.
If we do not successfully integrate and manage our consolidated bottling operations or other acquired businesses or brands, our financial results could suffer.
From time to time we acquire or take control of bottling operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. In addition, we routinely evaluate opportunities to acquire other businesses or brands to expand our beverage portfolio and capabilities. We may incur unforeseen liabilities and obligations in connection with acquiring, taking control of or managing acquired bottling operations, other businesses or brands and may encounter unexpected difficulties and costs in restructuring and integrating them into our Company's operating and internal control structures. We may also experience delays in extending our Company's internal control over financial reporting to newly acquired or consolidated bottling operations or other newly acquired businesses, which may increase the risk of failure to prevent misstatements in their financial records and in our consolidated financial statements. In addition, our product quality and safety programs and controls may not be sufficiently robust to effectively cope with the expanded range of product offerings introduced through newly acquired businesses or brands, which may increase our costs or subject us to negative publicity. Also, we may not be able to successfully manage the additional complexities involved with overseeing the various supply chain models as we expand our product offerings and seek to manage acquired businesses in a more independent, less integrated manner. Our financial performance depends in large part on how well we can manage and improve the performance of consolidated bottling operations and other acquired businesses or brands. However, we may not be able to achieve our strategic and financial objectives for such bottling operations, businesses or brands. If we incur unforeseen liabilities, obligations and costs in connection with acquiring or integrating bottling operations or other businesses, experience internal control or product quality failures, or are unable to achieve our strategic and financial objectives for consolidated bottling operations and other acquired businesses or brands, our consolidated results could be negatively affected.
If we do not successfully manage our refranchising activities, our business and results of operations could be adversely affected.
As part of our strategic initiative to refocus on our core business of building brands and leading our system of bottling partners, we continue to seek opportunities to refranchise consolidated bottling operations. Our refranchising activities require significant attention and effort on the part of, and therefore may be a distraction for, senior management. If we are unable to complete future refranchising transactions on our expected timetable and on terms and conditions favorable to us; our refranchising partners are not efficient and aligned with our long-term vision for the Coca-Cola system; or we are unable to maintain good relationships with the refranchised bottling operations, our business and results of operations could be adversely affected.
RISKS RELATED TO REGULATORY AND LEGAL MATTERS
Increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.
We are subject to income tax in the United States and numerous other jurisdictions in which we generate profits. Our overall effective income tax rate is a function of applicable local tax rates in the jurisdictions in which we operate, tax treaties between such jurisdictions, and the geographic mix of our income before taxes, which is itself impacted by currency movements. Consequently, the isolated or combined effects of unfavorable movements in tax rates, geographic mix or foreign exchange rates could reduce our after-tax income. Tax laws, including rates of taxation, are subject to revision by individual taxing jurisdictions which may result from multilateral agreements. Many jurisdictions have enacted legislation and adopted policies resulting from the Organization for Economic Co-operation and Development’s ("OECD") anti-Base Erosion and Profit Shifting project. The OECD is currently considering proposals that could expand the jurisdictional scope and level of taxation of certain cross-border income and potentially impose some form of global minimum tax. It is possible that the adoption of these or other proposals could have a material impact on our after-tax income and cash flows. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions, estimates and accruals. The results of audits or related disputes could have a material adverse effect on our financial statements for the period or periods for which the applicable final determinations are made and for periods for which the statute of limitations is open.
For instance, the United States Internal Revenue Service ("IRS") is seeking to increase our U.S. taxable income for tax years 2007 through 2009 by an amount that creates a potential additional U.S. federal income tax liability of approximately $3.3 billion for that period, plus interest. The Company firmly believes that the IRS' claims are without merit and is pursuing, and will continue to pursue, all available administrative and judicial remedies necessary to vigorously defend its position. On November 18, 2020, the U.S. Tax Court ("Tax Court") issued an opinion ("Opinion") predominantly siding with the IRS. Although the Company disagrees with the unfavorable portions of the Opinion and intends to vigorously defend its position, considering all avenues of appeal, there is no assurance that the courts will ultimately rule in the Company's favor. It is therefore possible that all or some of the unfavorable portions of the Opinion could ultimately be upheld. In that event, the Company would be subject to significant additional liabilities for the years at issue and potentially also for the subsequent years if the unfavorable portions of the Opinion were to be applied to the foreign licensees covered within the scope of the Opinion. Moreover, the IRS could successfully appeal the portions of the Opinion that are favorable to the Company and/or assert new claims for additional tax relating to the subsequent years by broadening the scope to cover additional foreign licensees. These adjustments could have a material adverse impact on the Company's financial position, results of operations and cash flows. Any such adjustments related to years prior to 2018, either in the litigation period or thereafter, may have an impact on the transition tax payable as part of the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act").
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
RISKS RELATED TO FINANCE, ACCOUNTING AND INVESTMENTS
Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2020, we used 70 functional currencies in addition to the U.S. dollar and derived $21.7 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. For information regarding the estimated impact of currency fluctuations on our consolidated and operating segment net operating revenues for 2020 and 2019, refer to the heading "Operations Review — Net Operating Revenues" set forth in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. Because of the geographic diversity of our operations, weakness in some currencies may be offset by strength in others over time. We also use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could materially affect our financial results.

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
Unfavorable general economic and political conditions in the United States and international markets could negatively impact our financial results.
In 2020, our net operating revenues in the United States were $11.3 billion, or 34 percent, of our total net operating revenues, and our operations outside the United States accounted for $21.7 billion, or 66 percent, of our total net operating revenues. Unfavorable general economic conditions, such as a recession or economic slowdown, could negatively affect the affordability of, and consumer demand for, our beverages. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private-label brands, which could reduce our profitability and could negatively affect our overall financial performance.
Other financial uncertainties in our major markets, including uncertainties related to Brexit implementation and unstable political conditions, including civil unrest and governmental changes, could undermine global consumer confidence and reduce consumers' purchasing power, thereby reducing demand for our products. Product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders, price controls, limitations on profits, retaliatory tariffs, import authorization requirements and other restrictions on business activities which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries or otherwise, could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it impossible for us to continue to make sales to bottlers in such countries. The imposition of retaliatory sanctions against U.S. multinational corporations by countries that are or may become subject to U.S. trade sanctions, or the delisting of our branded products by retailers in various countries in reaction to U.S. trade sanctions or other governmental action or policy, could also negatively affect our business.
If we are not able to achieve our overall long-term growth objectives, the value of an investment in our Company could be negatively affected.
We have established and publicly announced certain long-term growth objectives. These objectives were based on, among other things, our evaluation of our growth prospects, which are generally driven by the sales potential of our many beverage products, some of which are more profitable than others, and on an assessment of the potential price and product mix. We may not be able to realize the sales potential and the price and product mix necessary to achieve our long-term growth objectives. In connection with our long-term strategic planning, in 2020 a cross-functional, networked team reviewed the Company's total portfolio, earmarking thriving global, regional and local brands with track records of sequential and incremental growth. Following this exercise, the Company expects to offer a portfolio of approximately 200 master brands, an approximate 50 percent reduction from the current number. The portfolio optimization is intended to free up resources to invest in growing trademarks and better position the Company to nurture promising local innovations, and graduate regional wins to the global stage. If we are unsuccessful in implementing this portfolio optimization, our long-term growth may be adversely affected.

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
We assess our noncurrent assets, including trademarks, goodwill and other intangible assets, equity method investments and other long-lived assets, as and when required by accounting principles generally accepted in the United States to determine whether they are impaired and, if they are, we record appropriate impairment charges. Our equity method investees also perform similar recoverability and impairment tests, and we record our proportionate share of impairment charges recorded by them adjusted, as appropriate, for the impact of items such as basis differences, deferred taxes and deferred gains. It is possible that we may be required to record significant impairment charges or our proportionate share of significant impairment charges recorded by equity method investees in the future and, if we do so, our net income could be materially adversely affected.
If we fail to realize a significant portion of the anticipated benefits of our strategic relationship with Monster, our financial results could be adversely affected.
In June 2015, we entered into a long-term strategic relationship in the global energy drink category with Monster. If we are unable to successfully manage our complex relationship with Monster, or if for any other reason we fail to realize all or a significant part of the benefits we expect from this strategic relationship and the related investment, our financial performance could be adversely affected.
RISKS RELATED TO INFORMATION TECHNOLOGY, DATA PRIVACY AND DIGITIZATION
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
In the ordinary course of our business, we receive, process, transmit and store information relating to identifiable individuals ("personal data"), primarily employees, former employees and consumers with whom we interact. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws have been subject to frequent changes, and new legislation in this area may be enacted in other jurisdictions at any time. These laws impose operational requirements for companies receiving or processing personal data, and many provide for significant penalties for noncompliance. These requirements with respect to personal data have subjected and may continue in the future to subject the Company to, among other things, additional costs and expenses and have required and may in the future require costly changes to our business practices and information security systems, policies, procedures and practices. Our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future may not prevent the improper disclosure of personal data by us or the third-party service providers and vendors whose technology, systems and services we use in connection with the receipt, storage and transmission of personal data. Unauthorized access or improper disclosure of personal data in violation of personal data protection or privacy laws could harm our reputation, cause loss of consumer confidence, subject us to regulatory enforcement actions (including fines), and result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.
If we are not successful in our efforts to digitize the Coca-Cola system, our financial results could be negatively affected.
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
In the conduct of our business, we rely on relationships with third parties, including cloud data storage and other information technology service providers, suppliers, distributors, contractors, joint venture partners and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party service providers and business partners are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems and employee failures, and are subject to legal, regulatory and market risks of their own. Our third-party service providers and business partners may not fulfill their respective commitments and responsibilities in a timely manner and in accordance with the agreed-upon terms. In addition, while we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk. If we are unable to effectively manage our third-party relationships, or for any reason our third-party service providers or business partners fail to satisfactorily fulfill their commitments and responsibilities, our financial results could suffer.

RISKS RELATED TO ENVIRONMENTAL AND SOCIAL FACTORS
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
As part of the manufacture of our beverage products, we and our bottling partners use a number of key ingredients that are derived from agricultural commodities such as sugarcane, corn, sugar beets, citrus, coffee and tea. Increased demand for food products and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns and other factors may limit the availability or increase the cost of such agricultural commodities and could impact the food security of communities around the world. If we are unable to implement programs focused on economic opportunity and environmental sustainability to address these agricultural challenges and fail to make a strategic impact on food security through joint efforts with bottlers, farmers, communities, suppliers and key partners, as well as through our increased and continued investment in sustainable agriculture, our ability to source raw materials for use in our manufacturing processes and the affordability of our products and ultimately our business and results of operations could be negatively impacted.
Climate change and legal or regulatory responses thereto may have a long-term adverse impact on our business and results of operations.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, such as sugarcane, corn, sugar beets, citrus, coffee and tea, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate water scarcity and cause a further deterioration of water quality in affected regions, which could limit water availability for the Coca-Cola system's bottling operations. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our beverage products. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. In addition, from time to time we establish and publicly announce goals and commitments to reduce the Coca-Cola system's carbon footprint by increasing our use of recycled packaging materials and participating in environmental and sustainability programs and initiatives organized or sponsored by nongovernmental organizations and other groups to reduce greenhouse gas emissions industrywide. If we and our bottling partners fail to achieve or improperly report on our progress toward achieving our carbon footprint reduction goals and commitments, the resulting negative publicity could adversely affect consumer preference for our beverage products.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.  PROPERTIES
Our worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The office complex includes our 621,000 square foot headquarters building and an 870,000 square foot building in which our North America group's main offices are located. The office complex also includes several other buildings, including our 264,000 square foot Coca-Cola Plaza building, technical and engineering facilities, and a reception center. These properties, except for the North America group's main offices, are included in Corporate. The North America group's main offices are included in the North America operating segment.
We own or lease additional facilities, real estate and office space throughout the world, which we use for administrative, manufacturing, processing, packaging, storage, warehousing, distribution and retail operations. These properties are generally included in the geographic operating segment in which they are located, with the exception of our Costa retail stores, which are included in the Global Ventures operating segment, and facilities related to our consolidated bottling and distribution operations, which are included in the Bottling Investments operating segment.
The following table summarizes our principal production facilities, distribution and storage facilities, and retail stores by operating segment and Corporate as of December 31, 2020:

	Principal Concentrate and/or Syrup Plants		Principal Beverage Manufacturing/Bottling Plants		Principal Distribution and Storage Facilities		Principal Retail Stores
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Europe, Middle East & Africa	6	—	—	—	7	26	—	12
Latin America	5	—	—	—	2	5	—	—
North America	11	—	9	4	—	17	—	—
Asia Pacific	6	—	—	—	2	—	—	—
Global Ventures	1	—	1	—	—	1	—	1,731
Bottling Investments	—	—	87	8	109	99	—	—
Corporate	3	—	—	—	—	6	—	—
Total	32	—	97	12	120	154	—	1,743
Management believes that our Company's facilities used for the production of our products are suitable and adequate, that they are being appropriately utilized in line with past experience, and that they have sufficient production capacity for their present intended purposes. The extent of utilization of our production facilities varies based upon seasonal demand for our products. However, management believes that additional production can be achieved at the existing facilities by adding personnel and capital equipment or, at some facilities, by adding shifts of personnel or expanding the facilities. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities.

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
U.S. Federal Income Tax Dispute
On September 17, 2015, the Company received a Statutory Notice of Deficiency ("Notice") from the IRS seeking approximately $3.3 billion of additional federal income tax for years 2007 through 2009. In the Notice, the IRS stated its intent to reallocate over $9 billion of income to the U.S. parent company from certain of its foreign affiliates that the U.S. parent company licensed to manufacture, distribute, sell, market and promote its products in certain non-U.S. markets.
The Notice concerned the Company's transfer pricing between its U.S. parent company and certain of its foreign affiliates. IRS rules governing transfer pricing require arm's-length pricing of transactions between related parties such as the Company's U.S. parent and its foreign affiliates.
To resolve the same transfer pricing issue for the tax years 1987 through 1995, the Company and the IRS had agreed in 1996 on an arm's-length methodology for determining the amount of U.S. taxable income that the U.S. parent company would report as compensation from its foreign licensees. The Company and the IRS memorialized this accord in a closing agreement resolving that dispute ("Closing Agreement"). The Closing Agreement provided that, absent a change in material facts or circumstances or relevant federal tax law, in calculating the Company's income taxes going forward, the Company would not be assessed penalties by the IRS for using the agreed-upon tax calculation methodology that the Company and the IRS agreed would be used for the 1987 through 1995 tax years.
The IRS audited and confirmed the Company's compliance with the agreed-upon Closing Agreement methodology in five successive audit cycles for tax years 1996 through 2006.
The September 17, 2015 Notice from the IRS retroactively rejected the previously agreed-upon methodology for the 2007 through 2009 tax years, in favor of an entirely different methodology, without prior notice to the Company. Using the new tax calculation methodology, the IRS reallocated over $9 billion of income to the U.S. parent company from its foreign licensees for tax years 2007 through 2009. Consistent with the Closing Agreement, the IRS did not assert penalties, and it has yet to do so.
The IRS designated the Company's matter for litigation on October 15, 2015. Litigation designation is an IRS determination that forecloses to a company any and all alternative means for resolution of a tax dispute. As a result of the IRS' designation of the Company's matter for litigation, the Company was forced either to accept the IRS' newly imposed tax assessment and pay the full amount of the asserted tax or litigate the matter in the federal courts. The matter remains subject to the IRS' litigation designation, preventing the Company from any attempt to settle or otherwise mutually resolve the matter with the IRS.
The Company consequently initiated litigation by filing a petition in the Tax Court in December 2015, challenging the tax adjustments enumerated in the Notice.
Prior to trial, the IRS increased its transfer pricing adjustment by $385 million, resulting in an additional tax adjustment of $135 million. The Company obtained a summary judgment in its favor on a different matter related to Mexican foreign tax credits, which thereafter effectively reduced the IRS' potential tax adjustment by approximately $138 million.
The trial was held in the Tax Court from March through May 2018, and final post-trial briefs were filed and exchanged in April 2019.
On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. The Tax Court reserved ruling on the effect of Brazilian legal restrictions on the payment of royalties by the Company's licensee in Brazil until after the Tax Court issues its opinion in the separate case of 3M Co. & Subs. v. Commissioner, T.C. Docket No. 5816-13 (filed March 11, 2013). Once the Tax Court issues its opinion in 3M Co. & Subs. v. Commissioner, the Company expects the Tax Court thereafter to render another opinion, and ultimately a final decision, in the Company's case.

The Company believes that the IRS and the Tax Court misinterpreted and misapplied the applicable regulations in reallocating income earned by the Company's foreign licensees to increase the Company's U.S. tax. Moreover, the Company believes that the retroactive imposition of such tax liability using a calculation methodology different from that previously agreed upon by the IRS and the Company, and audited by the IRS for over a decade, is unconstitutional. The Company intends to assert its claims on appeal and vigorously defend its position.
In determining the amount of tax reserve to be recorded as of December 31, 2020, the Company completed the required two-step evaluation process prescribed by Accounting Standards Codification 740, Accounting for Income Taxes. In doing so, we consulted with outside advisors, and we reviewed and considered relevant laws, rules, and regulations, including, though not limited to, the Opinion and relevant caselaw. We also considered our intention to vigorously defend our positions and assert our various well-founded legal claims via every available avenue of appeal. We concluded, based on the technical and legal merits of the Company's tax positions, that it is more likely than not the Company's tax positions will ultimately be sustained on appeal. In addition, we considered a number of alternative transfer pricing methodologies, including the methodology asserted by the IRS and affirmed in the Opinion ("Tax Court Methodology"), that could be applied by the courts upon final resolution of the litigation. Based on the required probability analysis, we determined the methodologies we believe the federal courts could ultimately order to be used in calculating the Company's tax. As a result of this analysis, we recorded a tax reserve of $438 million during the year ended December 31, 2020 related to the application of the resulting methodologies as well as the different tax treatment applicable to dividends originally paid to the U.S. parent company by its foreign licensees, in reliance upon the Closing Agreement, that would be recharacterized as royalties in accordance with the Opinion and the Company's analysis.
While the Company strongly disagrees with the IRS' positions and the portions of the Opinion affirming such positions, it is possible that some portion or all of the adjustment proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would likely be subject to significant additional liabilities for the years at issue, and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations, and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology is ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2020 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 to 2020. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the Tax Cuts and Jobs Act of 2017. The Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $12 billion. Additional interest would continue to accrue until the time any such potential liability, or portion thereof, is paid. The Company currently projects that the impact of the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2020, would result in an incremental annual tax liability that would increase the Company's effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company's licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company's Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the United States Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax period. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax period, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $4.6 billion (including interest accrued through December 31, 2020), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM X.  INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of our Company as of February 25, 2021:

Name	Age	Position

Manuel Arroyo	53
Chief Marketing Officer since January 2020. President of the Asia Pacific Group from January 2019 to December 2020. President of the Mexico business unit from July 2017 to December 2018, and prior to that, General Manager for Iberia from February 2017. Prior to rejoining the Company in February 2017, Chief Executive Officer of Deoleo, S.A., a Spanish multinational olive oil processing company, from May 2015 to September 2016 and Senior Vice President and President, Asia Pacific, of S.C. Johnson & Son, Inc., a multinational consumer product manufacturer, from September 2014 to May 2015. President of the Company's ASEAN business unit from 2010 to August 2014.

Henrique Braun	53
President of the Latin America operating unit since January 2021, and prior to that, President of the Brazil business unit from September 2016. President of the Greater China and Korea business unit from March 2013 to September 2016.

Lisa Chang	52	Senior Vice President and Chief People Officer since March 2019 when she joined the Company. Prior to that, Senior Vice President and Chief Human Resources Officer for AMB Group LLC, which is the investment management and shared services arm of The Blank Family of Businesses, from 2014 through 2018. Prior to joining AMB Group LLC, Vice President of Human Resources for International at Equifax Inc. from 2013 through 2014, where she led human resources for all of its global locations.

Bradley M. Gayton	57	Senior Vice President and General Counsel since September 2020. Joined the Company from Ford Motor Company ("Ford"), a global automotive and mobility company, where he served as Chief Administrative Officer and General Counsel from June 2017 and General Counsel from January 2016. Group Vice President at Ford from January 2016 to January 2019, when his title was changed without a change in his responsibilities. Assistant General Counsel and Corporate Secretary at Ford from April 2012 to December 2015.

Nikolaos Koumettis	56	President of the Europe operating unit since January 2021, and prior to that, President of the Europe, Middle East and Africa Group from January 2019. President of the Central and Eastern Europe business unit from April 2016 to December 2018, and President of the Central and Southern Europe business unit from April 2011 to April 2016.

Robert Long	63	Senior Vice President and Chief Innovation Officer since May 2017, and prior to that, Vice President, Research and Development from December 2016. He will be retiring from the Company effective February 28, 2021.

Jennifer K. Mann	48	President, Global Ventures since January 2019 and Senior Vice President since May 2017. Served as Chief People Officer from May 2017 to March 2019 and as Chief of Staff for James Quincey, then President and Chief Operating Officer and later Chief Executive Officer, from October 2015 to October 2018. Vice President and General Manager of Coca-Cola Freestyle from June 2012 to October 2015.

John Murphy	59	Executive Vice President and Chief Financial Officer since March 2019, and prior to that, Senior Vice President and Deputy Chief Financial Officer from January 2019. President of the Asia Pacific Group from August 2016 to December 2018 and President of the South Latin business unit from January 2013 to August 2016.

Beatriz Perez	51	Senior Vice President and Chief of Communications, Sustainability and Strategic Partnerships since May 2017. Her functional title changed twice since May 2017. Served as the Company's first Chief Sustainability Officer from July 2011 to April 2017 and as Vice President, Global Partnerships and Licensing, Retail and Attractions from July 2016 to April 2017. Chair of The Coca-Cola Foundation, Inc., the Company's primary international philanthropic arm, since October 2017.

Nancy Quan	54	Senior Vice President and Chief Technical Officer since January 2019, and prior to that, Chief Technical Officer of Coca-Cola North America from July 2016. Global R&D Officer from January 2012 to July 2016. She will be assuming the position of Chief Technical and Innovation Officer effective February 28, 2021.

James Quincey	56	Chairman of the Board of Directors since April 2019 and Chief Executive Officer since May 2017. Elected to the Board of Directors in April 2017. President from April 2015 to December 2018, and Chief Operating Officer from August 2015 to April 2017.

Alfredo Rivera	59	President of the North America operating unit since August 2020, and prior to that, President of the Latin America Group from August 2016. President of the Latin Center business unit from January 2013 to August 2016.

Barry Simpson	60	Senior Vice President since December 2016 and Chief Platform Services Officer since January 1, 2021. Prior to that, Chief Information and Integrated Services Officer from January 2019, when his duties were expanded to include oversight of portions of the Company's Enabling Services organization, and Chief Information Officer from October 2016. Prior to joining the Company in January 2016 as the head of Global Business Unit Information Technology Services, Chief Information Officer of Coca-Cola Amatil Limited, a Coca-Cola bottler based in Sydney, Australia, from 2008 to December 2015.

Brian Smith	65	President and Chief Operating Officer since January 2019, and prior to that, President of the Europe, Middle East and Africa Group from August 2016. President of the Latin America Group from January 2013 to August 2016.
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
As of February 22, 2021, there were 197,226 shareowner accounts of record. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the subheading "Equity Compensation Plan Information" under the principal heading "Compensation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 20, 2021 ("Company's 2021 Proxy Statement"), to be filed with the SEC, is incorporated herein by reference.
During the year ended December 31, 2020, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2020 by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	[2]	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans	[3]
September 26, 2020 through October 23, 2020	11,879		$50.02	—		161,029,667
October 24, 2020 through November 20, 2020	1,966,820		54.00	—		161,029,667
November 21, 2020 through December 31, 2020	127,023		53.32	—		161,029,667
Total	2,105,722		$53.93	—
1The total number of shares purchased includes: (i) shares purchased pursuant to the 2012 Plan described in footnote 2 below and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.
2On October 18, 2012, the Company publicly announced that our Board of Directors had authorized a plan ("2012 Plan") for the Company to purchase up to 500 million shares of our common stock. This column discloses the number of shares purchased pursuant to the 2012 Plan during the indicated time periods (including shares purchased pursuant to the terms of preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act).
3On February 21, 2019, the Company publicly announced that our Board of Directors had authorized a new plan ("2019 Plan") for the Company to purchase up to 150 million shares of our common stock following the completion of the 2012 Plan. This column discloses the number of shares available for purchase under the 2012 Plan and the number of shares authorized for purchase under the 2019 Plan.

Performance Graph
Comparison of Five-Year Cumulative Total Shareowner Return Among
The Coca-Cola Company, the Peer Group Index and the S&P 500 Index
Total Shareowner Return
Stock Price Plus Reinvested Dividends

$225
$200
$175
$150
$125
$100
$75
$50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
The Coca-Cola Company
Peer Group Index
S&P 500 Index

December 31,	2015	2016	2017	2018	2019	2020
The Coca-Cola Company	$100	$100	$114	$122	$147	$150
Peer Group Index	100	111	123	100	123	133
S&P 500 Index	100	112	136	130	171	203
The total shareowner return assumes that dividends were reinvested daily and is based on a $100 investment on December 31, 2015.
The Peer Group Index is a self-constructed peer group of companies that are included in the Dow Jones Food & Beverage Index and the Dow Jones Tobacco Index, from which the Company has been excluded.
The Peer Group Index consists of the following companies: Altria Group, Inc., Archer Daniels Midland Company, Beyond Meat, Inc., The Boston Beer Company, Inc., Brown-Forman Corporation, Bunge Limited, Campbell Soup Company, Conagra Brands, Inc., Constellation Brands, Inc., Darling Ingredients Inc., Flowers Foods, Inc., General Mills, Inc., The Hain Celestial Group, Inc., Herbalife Nutrition Ltd., The Hershey Company, Hormel Foods Corporation, Ingredion Incorporated, Jefferies Financial Group Inc., Kellogg Company, Keurig Dr Pepper Inc., The Kraft Heinz Company, Lamb Weston Holdings, Inc., Lancaster Colony Corporation, McCormick & Company, Incorporated, Molson Coors Brewing Company, Mondelēz International, Inc., Monster Beverage Corporation, National Beverage Corp., PepsiCo, Inc., Performance Food Group Company, Philip Morris International Inc., Pilgrim's Pride Corporation, Post Holdings, Inc., Seaboard Corporation, The J.M. Smucker Company, TreeHouse Foods, Inc., Tyson Foods, Inc. and US Foods Holding Corp.

ITEM 6.  INTENTIONALLY OMITTED
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand The Coca-Cola Company, our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. MD&A includes the following sections:
•Our Business — a general description of our business and the nonalcoholic beverage segment of the commercial beverage industry; our progress toward emerging stronger from the COVID-19 pandemic; our core capabilities; and challenges and risks of our business.
•Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.
•Operations Review — an analysis of our consolidated results of operations for 2020 and 2019 and year-to-year comparisons between 2020 and 2019. An analysis of our consolidated results of operations for 2019 and 2018 and year-to-year comparisons between 2019 and 2018 can be found in MD&A in Part II, Item 7 of the Company's Form 10-K for the year ended December 31, 2019.
•Liquidity, Capital Resources and Financial Position — an analysis of cash flows; off-balance sheet arrangements and aggregate contractual obligations; foreign exchange; and the impact of inflation and changing prices.
Our Business
General
The Coca-Cola Company is a total beverage company, and beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories. We own or license and market numerous nonalcoholic beverage brands, which we group into the following category clusters: sparkling soft drinks; water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks. We own and market four of the world's top five nonalcoholic sparkling soft drink brands: Coca-Cola, Diet Coke, Fanta and Sprite.
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as the Company's consolidated bottling and distribution operations — the world's largest nonalcoholic beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for 1.9 billion of the approximately 62 billion servings of all beverages consumed worldwide every day.
We believe our success depends on our ability to connect with consumers by providing them with a wide variety of beverage options to meet their desires, needs and lifestyles. Our success further depends on the ability of our people to execute effectively, every day.
Our Company markets, manufactures and sells:
•beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups (we refer to this part of our business as our "concentrate business" or "concentrate operations"); and
•finished sparkling soft drinks and other nonalcoholic beverages (we refer to this part of our business as our "finished product business" or "finished product operations").
Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations.
Our concentrate operations typically generate net operating revenues by selling concentrates, syrups and certain finished beverages to authorized bottling operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine concentrates with sweeteners (depending on the product), still water or sparkling water, or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrate, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments and our Global Ventures operating segment.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished nonalcoholic beverages, such as water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks, to retailers, or to distributors and wholesalers who in turn sell the beverages to retailers. These operations consist primarily of our consolidated bottling and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company's bottling partners. These operations are generally included in one of our geographic operating segments or our Global Ventures operating segment. Additionally, we sell directly to consumers through retail outlets operated by Costa, which is included in our Global Ventures operating segment. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who in turn sell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment.
The following table sets forth the percentage of total net operating revenues attributable to concentrate operations and finished product operations:

Year Ended December 31,	2020	2019
Concentrate operations	56%	55%
Finished product operations	44	45
Total	100%	100%
The following table sets forth the percentage of total worldwide unit case volume attributable to concentrate operations and finished product operations:

Year Ended December 31,	2020	2019
Concentrate operations	82%	83%
Finished product operations	18	17
Total	100%	100%
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
Emerging Stronger from the COVID-19 Pandemic
Throughout 2020, the effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have significantly impacted our business. In particular, the outbreak and preventive measures taken to contain COVID-19 negatively impacted our unit case volume and our price, product and geographic mix in all of our operating segments, primarily due to unfavorable channel and product mix as consumer demand shifted to more at-home versus away-from-home consumption.
The Company's priorities during the COVID-19 pandemic and related business disruption are ensuring the health and safety of our employees; supporting and making a difference in the communities we serve; keeping our brands in supply and maintaining the quality and safety of our products; serving our customers across all channels as they adapt to the shifting demands of consumers during the crisis; and positioning ourselves to emerge stronger when this crisis ends.
We deployed global and regional teams to monitor the rapidly evolving situation in each of our local markets and recommended risk mitigation actions; we implemented travel restrictions; and we are following social distancing practices. Around the world, we are endeavoring to follow guidance from authorities and health officials including, but not limited to, checking the temperature of associates when entering our facilities, requiring associates to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at system facilities. In addition, most office-based employees around the world are required to work remotely.

During times of crisis, business continuity and adapting to the needs of our customers are critical. We have developed systemwide knowledge-sharing routines and processes, which include the management of any supply chain challenges. As of the date of this filing, there has been no material impact, and we do not foresee a material impact, on our and our bottling partners' ability to manufacture or distribute our products. We are moving with speed to best serve our customers impacted by COVID-19. In partnership with our bottlers and retail customers, we are working to ensure adequate inventory levels in key channels while prioritizing core brands, key packages and consumer affordability. We are increasing investments in e-commerce to support retailer and meal delivery services, shifting toward package sizes that are fit-for-purpose for online sales, and shifting more consumer and trade promotions to digital.
Although we are experiencing a time of crisis, we are not losing sight of long-term opportunities for our business. The pandemic helped us realize we could be much bolder in our efforts to change. We believe that we will come out of this situation a better and stronger company. We identified the following key objectives to navigate the pandemic and position us to emerge stronger: winning more consumers; gaining market share; maintaining strong system economics; strengthening stakeholder impact; and equipping the organization to win. We leveraged the crisis as a catalyst to accelerate our strategy and to begin to deliver against these objectives by focusing on the following priorities: optimizing our portfolio of strong global, regional and scaled local brands; establishing a disciplined innovation framework; increasing consumer-centric marketing effectiveness and efficiency; strengthening data-driven revenue growth management and execution capabilities; enhancing system collaboration and capturing supply chain efficiencies; and evolving our organization and investing in new capabilities to support the accelerated strategy. In August 2020, the Company announced strategic steps to transform our organizational structure to better enable us to capture growth in the fast-changing marketplace. The Company is building a networked global organization designed to combine the power of scale with the deep knowledge required to win locally. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information about our strategic realignment initiatives.
Core Capabilities
To support our ability to emerge stronger from the COVID-19 pandemic, we must continue to enhance our core capabilities of consumer marketing, commercial leadership and franchise leadership.
Consumer Marketing
Marketing investments are designed to enhance consumer awareness of, and increase consumer preference for, our brands. Successful marketing investments produce long-term growth in unit case volume, per capita consumption and our share of worldwide nonalcoholic beverage sales. Through our relationships with our bottling partners and those who sell our products in the marketplace, we create and implement integrated marketing programs, both globally and locally, that are designed to heighten consumer awareness of and product appeal for our brands. In developing a strategy for a Company brand, we conduct product and packaging research, establish brand positioning, develop precise consumer communications and solicit consumer feedback. Our integrated marketing activities include, but are not limited to, advertising, point-of-sale merchandising, sales promotions and digital marketing.
We are focusing on marketing strategies to drive volume growth in emerging markets, increase our brand value in developing markets, and grow net operating revenues and profit in our developed markets. In emerging markets, we are investing in infrastructure programs that drive volume through increased access to consumers. In developing markets, where consumer access has largely been established, our focus is on differentiating our brands. In our developed markets, we continue to invest in brands and infrastructure programs but generally at a slower rate than gross profit growth.
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
We recognize the uniqueness of consumers' lifestyles and dietary choices. Commercially, we continue to:
•offer reduced-, low- and no-calorie beverage options;
•provide transparent nutrition information, featuring calories on the front of most of our packages;
•provide our beverages in a range of packaging sizes; and
•market responsibly, including no advertising targeted to children under 12.
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
Evolving Consumer Product and Shopping Preferences
We are impacted by shifting consumer demographics and needs, on-the-go lifestyles and consumers who are empowered with more information than ever. As a consequence of these changes, many consumers want more choices, personalization, a focus on sustainability and recyclability, and transparency related to our products and packaging. We are committed to meeting their needs and to generating new growth through our evolving portfolio of beverage brands and products (including numerous low- and no-calorie products), new product offerings, innovative and sustainable packaging, and ingredient education efforts. We are also committed to continuing to expand the variety of choices we provide to consumers and to providing options that reflect consumer concerns about impacts to the planet.
Increased Competition and Capabilities in the Marketplace
Our Company faces strong competition from well-established global companies as well as numerous regional and local companies. Additionally, the rapidly evolving digital landscape and growth of e-commerce has led to dramatic shifts in consumer shopping patterns and presents new challenges to competitively maintain the relevancy of our brands. We must continuously strengthen our capabilities in marketing and innovation in order to compete in a digital environment and maintain our brand loyalty and market share, while we selectively expand into other profitable categories of the nonalcoholic beverage segment of the commercial beverage industry.
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
Ingredient Quality and Quantity
Water quality and quantity is an issue that requires our Company's sustained attention and collaboration with other companies, suppliers, governments, nongovernmental organizations and communities where we operate. Water is a main ingredient in substantially all of our products, is vital to the production of the agricultural ingredients on which our business relies, and is needed in our manufacturing process. It also is critical to the prosperity of the communities we serve. Water is a critical natural resource facing unprecedented challenges from overexploitation, increased food demand, increasing pollution, poor management and the effects of climate change.
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
See ''Item 1A. Risk Factors'' in Part I of this report for additional information about risks and uncertainties facing our Company.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe our most critical accounting policies and estimates relate to the following:
•Principles of Consolidation
•Recoverability of Current and Noncurrent Assets
•Pension Plan Valuations
•Revenue Recognition
•Income Taxes
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
We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence over the operating and financial policies of the investee. Our consolidated net income includes our Company's proportionate share of the net income or loss of these companies. Our judgment regarding the level of influence over each equity method investee includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.
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

The assessment of recoverability and the performance of impairment tests of current and noncurrent assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending, proceeds from the sale of assets and customers' financial condition. These factors are even more difficult to estimate as a result of uncertainties associated with the scope, severity and duration of the global COVID-19 pandemic and any resurgences of the pandemic including, but not limited to, the number of people contracting the virus, the impact of shelter-in-place and social distancing requirements, the impact of governmental actions across the globe to contain the virus, the timing and number of people receiving vaccinations, and the substance and pace of the post-pandemic economic recovery. The estimates we use when assessing the recoverability of assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management's best assumptions, which we believe are consistent with those a market participant would use. The variability of these factors depends on a number of conditions, including uncertainties associated with the COVID-19 pandemic, and thus our accounting estimates may change from period to period. Our current estimates reflect our belief that we expect COVID-19 to impact our business for the better part of 2021, with the first half of the year likely to be more challenging than the second half. We expect to see improvements in our business as vaccines become more widely available throughout the year and consumers begin to return to many of their previous routines of socializing, work and travel. The Company has certain intangible and other long-lived assets that are more dependent on cash flows generated in the away-from-home channels and/or that generate cash flows in geographic areas that are more heavily impacted by the COVID-19 pandemic and are therefore more susceptible to impairment. In addition, intangible and other long-lived assets we acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions at the time of acquisition. If we had used other assumptions and estimates when tests of these assets were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions or if different conditions exist in future periods, future impairment charges could result. The total future impairment charges we may be required to record could be material. Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent acquisitions. Refer to Note 16 of Notes to Consolidated Financial Statements for the discussion of impairment charges. Refer to the heading "Operations Review" below for additional information related to our present business environment. Certain factors discussed above are impacted by our current business environment and are discussed throughout this report, as appropriate.
Investments in Equity and Debt Securities
We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in net income. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis.
Our investments in debt securities are carried at either amortized cost or fair value. The cost basis is determined by the specific identification method. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss) ("AOCI"), except for the changes in fair values attributable to the currency risk being hedged, if applicable, which are included in net income.
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
Property, Plant and Equipment
Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment test is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models. These appraisals and models include assumptions we believe are consistent with those a market participant would use.
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
The assessment of recoverability and the performance of impairment tests of intangible assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of intangible assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management's best assumptions, which we believe are consistent with those a market participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions exist in future periods, future impairment charges could result. Refer to the heading "Operations Review" below for additional information related to our present business environment. Certain factors discussed above are impacted by our current business environment and are discussed throughout this report, as appropriate.
Intangible assets acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with U.S. GAAP, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions that we believe a market participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, our Company may recognize an impairment of an intangible asset in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts.

We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our geographic operating segments are subdivided into smaller geographic regions or territories that we sometimes refer to as "business units." These business units are also our reporting units. Our Global Ventures operating segment includes the results of our Costa, innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster, each of which is its own reporting unit. The Bottling Investments operating segment includes all of our consolidated bottling operations, regardless of geographic location. Generally, each consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
In order to test for goodwill impairment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a market participant would use. The Company has the option to perform a qualitative assessment of goodwill rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing discussed above. Otherwise, the Company does not need to perform any further assessment.
When events or circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset or asset group, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models. These models include assumptions we believe are consistent with those a market participant would use.
We test indefinite-lived intangible assets, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that an asset may be impaired. Our Company performs these annual impairment tests as of the first day of our third fiscal quarter. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models. These models include assumptions we believe are consistent with those a market participant would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment.
Pension Plan Valuations
Our Company sponsors and/or contributes to pension and postretirement health care and life insurance benefit plans covering substantially all U.S. employees. We also sponsor nonqualified, unfunded defined benefit pension plans for certain employees and participate in multi-employer retirement plans in the United States. In addition, our Company and its subsidiaries have various pension plans and other forms of postretirement benefit arrangements outside the United States.
Management is required to make certain critical estimates related to the actuarial assumptions used to determine our net periodic pension cost and pension obligations. We believe the most critical assumptions are (1) the discount rate used to determine the present value of the liabilities and (2) the expected long-term rate of return on plan assets. All of our actuarial assumptions are reviewed annually, or more frequently to the extent that a settlement or curtailment occurs. Changes in these assumptions could have a material impact on the measurement of our net periodic pension cost and pension obligations.
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
The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our investment objective for our pension plan assets is to ensure all of our plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to seek to improve returns and manage risk.
In 2020, the Company's total income related to defined benefit pension plans was $44 million, which included $66 million of net periodic benefit income and net charges of $22 million, primarily due to settlements, curtailments and special termination benefits. In 2021, we expect our net periodic benefit income related to defined benefit pension plans to be approximately $146 million. We currently expect to incur settlement charges in 2021 related to our strategic realignment initiatives. The increase in 2021 expected net periodic benefit income is primarily due to favorable asset performance in 2020 and a reduction in the number of plan participants arising from our strategic realignment initiatives, partially offset by a decrease in the weighted-average discount rate at December 31, 2020 compared to December 31, 2019. The estimated impact of a 50 basis-point decrease in the discount rate would result in a $17 million decrease in our 2021 net periodic benefit income. Additionally, the estimated impact of a 50 basis-point decrease in the expected long-term rate of return on plan assets would result in a $26 million decrease in our 2021 net periodic benefit income.
The sensitivity information provided above is based only on changes to the actuarial assumptions used for our U.S. pension plans. As of December 31, 2020, the Company's primary U.S. pension plan represented 61 percent and 59 percent of the Company's consolidated projected benefit obligation and pension plan assets, respectively. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.
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
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume‑based incentive programs, support for infrastructure programs and other similar programs. In most markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we have implemented an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products produced from the concentrate are sold, and package mix. The amounts associated with the arrangements described above represent variable consideration, an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates.
Income Taxes
Our annual effective tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the position becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained; (2) the tax position is "more likely than not" to be sustained, but for a lesser amount; or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and caselaw and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to the heading "Operations Review — Income Taxes" below and Note 14 of Notes to Consolidated Financial Statements.
A number of years may elapse before a particular uncertain tax position is audited and finally resolved. The number of years subject to tax audits or tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained; (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Settlement of any particular issue would usually require the use of cash. Refer to Note 11 of Notes to Consolidated Financial Statements.
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
In 2020, the Company acquired the remaining ownership interest in fairlife. The impact on revenues for fairlife products not previously sold by the Company has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the North America operating segment.
Also in 2020, the Company discontinued our Odwalla juice business. The impact of discontinuing our Odwalla juice business has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the North America operating segment.
In 2019, the Company acquired the remaining ownership interest in C.H.I. Limited ("CHI"). The impact of this acquisition has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Europe, Middle East and Africa operating segment. Other acquisitions by the Company included controlling interests in bottling operations in Zambia, Kenya and Eswatini. The impact of these acquisitions has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Europe, Middle East and Africa operating segments.
Also in 2019, the Company refranchised certain of its bottling operations in India. The impact of these refranchising activities has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments.

Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings), with the exception of unit case equivalents for Costa non-ready-to-drink beverage products, which are primarily measured in number of transactions; and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers or consumers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an ownership interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. For Costa non-ready-to-drink beverage products, concentrate sales volume represents the amount of coffee beans and finished beverages (in all instances expressed in unit case equivalents) sold by the Company to customers or consumers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can create differences between unit case volume and concentrate sales volume growth rates. In addition to these items, the impact of unit case volume from certain joint ventures in which the Company has an ownership interest, but to which the Company does not sell concentrates, syrups, source waters or powders/minerals, may give rise to differences between unit case volume and concentrate sales volume growth rates.
Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2020 versus 2019
	Unit Cases	[1,2]	Concentrate Sales
Worldwide	(6)%	[3]	(7)%
Europe, Middle East & Africa	(6)%		(8)%
Latin America	(2)		(2)
North America	(7)		(7)
Asia Pacific	(9)		(9)	[5]
Global Ventures	(13)	[3]	(13)
Bottling Investments	(15)	[4]	N/A
1Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.
2Geographic and Global Ventures operating segment data reflects unit case volume growth for all bottlers, both consolidated and unconsolidated, and distributors in the applicable geographic areas. Global Ventures operating segment data also reflects unit case volume growth for Costa retail stores.
3 In 2019, with the exception of ready-to-drink products, the Company did not report unit case volume for Costa, a component of the Global Ventures operating segment. However, unit case volume in 2020 includes both Costa ready-to-drink and non-ready-to-drink products. The Company adjusted 2019 to include Costa non-ready-to-drink unit case volume when calculating 2020 versus 2019 volume growth rates.
4After considering the impact of structural changes, unit case volume for Bottling Investments for the year ended December 31, 2020 declined 13 percent.
5After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the year ended December 31, 2020 declined 10 percent.
Unit Case Volume
Sparkling soft drinks represented 69 percent of our worldwide unit case volume in 2020 and 2019. Trademark Coca‑Cola accounted for 47 percent and 45 percent of our worldwide unit case volume in 2020 and 2019, respectively. In 2020, unit case volume in the United States represented 18 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume, 61 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 43 percent of U.S. unit case volume. Unit case volume outside the United States represented 82 percent of the Company's worldwide unit case volume for 2020. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and Japan, which together accounted for 32 percent of our worldwide unit case volume. Of the non-U.S. unit case volume,

71 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 48 percent of non-U.S. unit case volume.
The Coca-Cola system sold 29.0 billion and 30.3 billion unit cases of our products in 2020 and 2019, respectively. The decline was primarily due to the COVID-19 pandemic.
Unit case volume in Europe, Middle East and Africa declined 6 percent, which included a 4 percent decline in sparkling soft drinks, an 18 percent decline in both water, enhanced water and sports drinks and tea and coffee, and a 9 percent decline in juice, dairy and plant-based beverages. The group's sparkling soft drinks volume performance reflected a decline of 2 percent in Trademark Coca-Cola. The group reported declines in unit case volume in all business units with the exception of the West Africa business unit, which reported a 3 percent increase in unit case volume.
In Latin America, unit case volume declined 2 percent, which included a 1 percent decline in sparkling soft drinks, a 4 percent decline in water, enhanced water and sports drinks, a 6 percent decline in juice, dairy and plant-based beverages and a 1 percent decline in tea and coffee. Trademark Coca-Cola grew 1 percent. The group reported declines in unit case volume of 4 percent in the Mexico business unit and 6 percent in the South Latin business unit, which were partially offset by a 3 percent increase in unit case volume in the Brazil business unit and even volume in the Latin Center business unit.
Unit case volume in North America declined 7 percent, which included a 15 percent decline in tea and coffee and a 4 percent decline in both water, enhanced water and sports drinks and juice, dairy and plant-based beverages. The group's sparkling soft drinks volume declined 7 percent, which included a 5 percent decline in Trademark Coca-Cola.
In Asia Pacific, unit case volume declined 9 percent, which included a 16 percent decline in both water, enhanced water and sports drinks and juice, dairy and plant-based beverages, a 5 percent decline in sparkling soft drinks and an 8 percent decline in tea and coffee. The group's sparkling soft drinks volume performance included growth of 2 percent in Trademark Coca-Cola. The group reported declines in unit case volume of 27 percent in the India & South West Asia business unit, 7 percent in both the ASEAN and Japan business units, 4 percent in the South Pacific business unit and 3 percent in the Greater China & Korea business unit.
Unit case volume for Global Ventures declined 13 percent, driven by a 29 percent decrease in tea and coffee, partially offset by growth in energy drinks. Performance was even in juice, dairy and plant-based beverages.
Unit case volume for Bottling Investments declined 15 percent.
Through early February 2021, the Company has experienced a volume decline of mid single digits globally.
Concentrate Sales Volume
In 2020, worldwide concentrate sales volume declined 7 percent and unit case volume declined 6 percent compared to 2019. The differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the operating segments were primarily due to the timing of concentrate shipments, structural changes and the impact of unit case volume from certain joint ventures in which the Company has an ownership interest, but to which the Company does not sell concentrates, syrups, source waters or powders/minerals.
Net Operating Revenues
Net operating revenues were $33,014 million in 2020, compared to $37,266 million in 2019, a decrease of $4,252 million, or 11 percent.

The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2020 versus 2019
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	(7)%	(2)%	(2)%	—%	(11)%
Europe, Middle East & Africa	(8)%	(5)%	(2)%	—%	(14)%
Latin America	(2)	2	(14)	—	(15)
North America	(7)	2	—	2	(4)
Asia Pacific	(10)	(2)	—	—	(11)
Global Ventures	(13)	(9)	1	—	(22)
Bottling Investments	(13)	2	(4)	(2)	(16)
Note: Certain rows may not add due to rounding.
1Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments and our Global Ventures operating segment (expressed in equivalent unit cases) after considering the impact of acquisitions and divestitures. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume" above.
2Includes structural changes. Refer to the heading "Structural Changes, Acquired Brands and Newly Licensed Brands" above.
Refer to the heading "Beverage Volume" above for additional information related to changes in our unit case and concentrate sales volumes.
"Price, product and geographic mix" refers to the change in net operating revenues caused by factors such as price changes, the mix of products and packages sold, and the mix of channels and geographic territories where the sales occurred. The impact of price, product and geographic mix is calculated by subtracting the change in net operating revenues resulting from volume increases or decreases, changes in foreign currency exchange rates, and acquisitions and divestitures from the total change in net operating revenues. Management believes that providing investors with price, product and geographic mix enhances their understanding about the combined impact that the following items had on the Company's net operating revenues: (1) pricing actions taken by the Company and, where applicable, our bottling partners; (2) the change in the mix of products and packages sold; (3) the change in the mix of channels where products were sold; and (4) the change in the mix of geographic territories where products were sold. Management uses this measure in making financial, operating and planning decisions and in evaluating the Company's performance.
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
•Global Ventures — unfavorable product and channel mix primarily due to the impact of the COVID-19 pandemic on the Costa retail stores; and
•Bottling Investments — favorable pricing and geographic mix, partially offset by unfavorable channel and package mix.
The unfavorable channel and package mix for the year ended December 31, 2020 in all operating segments was primarily a result of the shift in consumer demand due to the impact of the COVID-19 pandemic. Consumers were purchasing more products in the at-home channels and fewer in the away-from-home channels. We expect any shift in consumer demand back to the away-from-home channels to be closely correlated with the timing and availability of COVID-19 vaccines and consumers returning to many of their previous routines of socializing, work and travel.
Foreign currency fluctuations decreased our consolidated net operating revenues by 2 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, South

African rand, Turkish lira and Indian rupee, which had an unfavorable impact on our Latin America, Europe, Middle East and Africa, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, British pound sterling, Japanese yen and Philippine peso, which had a favorable impact on our Europe, Middle East and Africa, Global Ventures, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
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
Net operating revenue growth rates are impacted by sales volume; price, product and geographic mix; foreign currency fluctuations; and acquisitions and divestitures. The size and timing of acquisitions and divestitures are not consistent from period to period. Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have a slightly favorable impact on our full year 2021 net operating revenues.
Information about our net operating revenues by operating segment and Corporate as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2020	2019
Europe, Middle East & Africa	16.8%	17.3%
Latin America	10.6	11.0
North America	34.7	31.9
Asia Pacific	12.8	12.7
Global Ventures	6.0	6.9
Bottling Investments	19.0	19.9
Corporate	0.1	0.3
Total	100.0%	100.0%
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
Our gross profit margin decreased to 59.3 percent in 2020 from 60.8 percent in 2019. This decrease was primarily driven by unfavorable channel and package mix, the unfavorable impact of foreign currency exchange rate fluctuations, and unfavorable manufacturing overhead variances, partially offset by the impact of acquisitions and divestitures. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to acquisitions and divestitures.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2020	2019
Stock-based compensation expense	$126	$201
Advertising expenses	2,777	4,246
Selling and distribution expenses	2,638	2,873
Other operating expenses	4,190	4,783
Selling, general and administrative expenses	$9,731	$12,103
Selling, general and administrative expenses decreased $2,372 million, or 20 percent, in 2020. This decrease was primarily due to effective cost management and a reduction in marketing spending as a result of uncertainties related to the impact of the COVID-19 pandemic, the impact of savings from our productivity initiatives, the impact of a reduction in stock-based compensation expense resulting from a change in estimated payout, and a foreign currency exchange rate impact of 1 percent.
The decrease in selling and distribution expenses was primarily due to volume declines, effective cost management as a result of uncertainties related to the COVID-19 pandemic and a foreign currency exchange rate impact of 2 percent, partially offset by amortization and depreciation expense in the current year for Coca-Cola Beverages Africa Proprietary Limited ("CCBA"). During the first five months of 2019, CCBA was classified as held for sale, and therefore amortization and depreciation expense were not recorded.
As of December 31, 2020, we had $180 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 12 of Notes to Consolidated Financial Statements.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2020	2019
Europe, Middle East & Africa	$73	$2
Latin America	29	1
North America	379	62
Asia Pacific	31	42
Global Ventures	4	—
Bottling Investments	34	100
Corporate	303	251
Total	$853	$458
In 2020, the Company recorded other operating charges of $853 million. These charges primarily consisted of $413 million related to the Company's strategic realignment initiatives and $99 million related to the Company's productivity and reinvestment program. In addition, other operating charges included impairment charges of $160 million related to the Odwalla trademark and charges of $33 million related to discontinuing the Odwalla juice business. Other operating charges also included an impairment charge of $55 million related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company's portfolio. In addition, other operating charges included $51 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $16 million related to the restructuring of our manufacturing operations in the United States. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on the Company's strategic realignment initiatives and productivity and reinvestment program. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
In 2019, the Company recorded other operating charges of $458 million. These charges primarily consisted of $264 million related to the Company's productivity and reinvestment program and $42 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $46 million of transaction costs associated with the purchase of

Costa, which we acquired in January 2019, and $95 million for costs incurred to refranchise certain of our North America bottling operations. These costs included, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our bottling systems. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the acquisition of Costa and refranchising of our bottling operations. Refer to Note 16 of Notes to Consolidated Financial Statements for information on the trademark impairment charge. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on the Company's productivity and reinvestment program. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

Year Ended December 31,	2020	2019
Europe, Middle East & Africa	36.8%	35.2%
Latin America	23.5	23.6
North America	27.5	25.7
Asia Pacific	23.7	22.6
Global Ventures	(1.4)	3.3
Bottling Investments	3.4	3.6
Corporate	(13.5)	(14.0)
Total	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

Year Ended December 31,	2020	2019
Consolidated	27.3%	27.1%
Europe, Middle East & Africa	59.9	55.2
Latin America	60.5	57.7
North America	21.5	21.8
Asia Pacific	50.6	48.3
Global Ventures	(6.2)	13.1
Bottling Investments	4.9	4.8
Corporate	*	*
*    Calculation is not meaningful.
Operating income was $8,997 million in 2020, compared to $10,086 million in 2019, a decrease of $1,089 million, or 11 percent. The decrease in operating income was primarily driven by a decline in net operating revenues due to the impact of the COVID-19 pandemic, an unfavorable foreign currency exchange rate impact and higher other operating charges, partially offset by lower selling, general and administrative expenses.
Operating income for each operating segment and Corporate was impacted by a decline in net operating revenues due to the impact of the COVID-19 pandemic. In addition, operating income for each operating segment and Corporate was impacted by the following:
•Europe, Middle East and Africa — lower selling, general and administrative expenses, partially offset by higher other operating charges and an unfavorable foreign currency exchange rate impact of 3 percent;
•Latin America — lower selling, general and administrative expenses, partially offset by higher other operating charges and an unfavorable foreign currency exchange rate impact of 21 percent;

•North America — lower selling, general and administrative expenses, partially offset by higher other operating charges;
•Asia Pacific — lower selling, general and administrative expenses and lower other operating charges, partially offset by an unfavorable foreign currency exchange rate impact of 1 percent;
•Global Ventures — operating loss in 2020 was primarily due to the temporary closures and gradual reopenings of the Costa retail stores;
•Bottling Investments — lower selling, general and administrative expenses, lower other operating charges and a favorable foreign currency exchange rate impact of 1 percent; and
•Corporate — operating loss in 2020 decreased primarily as a result of lower stock-based compensation expense, lower annual incentive expense and savings from productivity initiatives, partially offset by higher other operating charges and unfavorable manufacturing overhead variances due to lower volume.
In 2020, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 6 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, Chilean peso and Turkish lira, which had an unfavorable impact on our Latin America and Europe, Middle East and Africa operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the British pound sterling, Japanese yen and Philippine peso, which had a favorable impact on our Europe, Middle East and Africa, Global Ventures, Asia Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Interest Income
Interest income was $370 million in 2020, compared to $563 million in 2019, a decrease of $193 million, or 34 percent. This decrease was primarily driven by lower returns in certain of our international locations, as well as the unfavorable impact of fluctuations in foreign currency exchange rates.
Interest Expense
Interest expense was $1,437 million in 2020, compared to $946 million in 2019, an increase of $491 million, or 52 percent. This increase was primarily due to charges of $484 million associated with the extinguishment of certain long-term debt. The increase in interest expense was also driven by higher average balances resulting from long-term debt issuances in 2020, partially offset by lower short-term U.S. interest rates and balances. Refer to Note 10 of Notes to Consolidated Financial Statements.
Equity Income (Loss) — Net
Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investees. In 2020, equity income was $978 million, compared to equity income of $1,049 million in 2019, a decrease of $71 million, or 7 percent. This decrease reflects the impact of the COVID-19 pandemic on operating results reported by our equity method investees and the unfavorable impact of foreign currency exchange rate fluctuations. In addition, the Company recorded net charges of $216 million and $100 million in the line item equity income (loss) — net during the years ended December 31, 2020 and 2019, respectively. These amounts represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
Other income (loss) — net includes, among other things, dividend income; gains and losses related to the disposal of property, plant and equipment; gains and losses related to acquisitions and divestitures; non-service cost components of net periodic benefit cost for pension and other postretirement benefit plans; other charges and credits related to pension and other postretirement benefit plans; realized and unrealized gains and losses on equity securities and trading debt securities; realized gains and losses on available-for-sale debt securities; other-than-temporary impairment charges; and net foreign currency exchange gains and losses. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 5 of Notes to Consolidated Financial Statements.
In 2020, other income (loss) — net was income of $841 million. The Company recognized a gain of $902 million in conjunction with the fairlife acquisition, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value, a net gain of $148 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a net gain of $18 million related to the sale of a portion of our ownership interest in one of our equity method investees and a gain of $17 million related to the sale of our ownership interest in an equity method investee in North America. These gains were partially offset by an other-than-temporary impairment charge of $252 million related to Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"), an equity method investee, an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America, an impairment charge of $26 million associated with an investment in an equity security without a readily determinable fair value and a net loss of $55 million related to economic hedging activities. The Company also recorded net charges of $25 million related to the restructuring of our manufacturing operations in the United States and charges of $14 million for pension and other postretirement benefit plan settlements and curtailments related to the Company's strategic realignment initiatives. Other income (loss) — net also included income of $171 million related to the non-service cost components of net periodic benefit cost, $72 million of dividend income and net foreign currency exchange losses of $64 million. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information on our economic hedging activities. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on the Company's strategic realignment initiatives. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
In 2019, other income (loss) — net was income of $34 million. The Company recognized a gain of $739 million on the sale of a retail and office building in New York City. The Company also recognized a net gain of $250 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a gain of $73 million related to the refranchising of certain bottling operations in India and a gain of $39 million related to the sale of a portion of our ownership interest in Embotelladora Andina S.A. ("Andina"). These gains were partially offset by other-than-temporary impairment charges of $406 million related to CCBJHI, an equity method investee, $255 million related to certain equity method investees in the Middle East, $57 million related to one of our equity method investees in North America and $49 million related to one of our equity method investees in Latin America. The Company also recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million and recognized a $118 million net loss in conjunction with our acquisition of the remaining ownership interest in CHI. Additionally, the Company recognized net charges of $105 million primarily related to post-closing adjustments as contemplated by the related agreements associated with the refranchising of certain bottling territories in North America and charges of $4 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single new form of bottling agreement with additional requirements. Other income (loss) — net also included income of $99 million related to the non-service cost components of net periodic benefit cost, $62 million of dividend income and net foreign currency exchange losses of $120 million. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the CCBA asset adjustment, refranchising activities, the North America conversion payments, the acquisition of the remaining ownership interest in CHI and the sale of a portion of our ownership interest in Andina. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
Income Taxes
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the statutory U.S. rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2023 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $317 million and $335 million for the years ended December 31, 2020 and 2019, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2020		2019
Statutory U.S. federal tax rate	21.0%		21.0%
State and local income taxes — net of federal benefit	1.1		0.9
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	0.9	[1]	1.1	[4,5,6]
Equity income or loss	(1.4)		(1.6)
Excess tax benefits on stock-based compensation	(0.8)		(0.9)
Other — net	(0.5)	[2,3]	(3.8)	[7]
Effective tax rate	20.3%		16.7%
1 Includes net tax charges of $110 million (or a 1.1 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions, as well as other agreed-upon tax matters.
2 Includes net tax expense of $431 million (or a 4.4 percent impact on our effective tax rate) primarily related to changes in judgment on specific tax positions due to the Opinion and amounts required to be recorded for changes to other uncertain tax positions, including interest and penalties. Also includes a tax benefit of $107 million (or a 1.1 percent impact on our effective tax rate) related to changes in our assessment of certain valuation allowances and a net tax benefit of $135 million (or a 1.4 percent impact on our effective tax rate) related to domestic return to provision adjustments and other tax items.
3 Includes a tax benefit of $40 million (or a 2.4 percent impact on our effective tax rate) associated with the $902 million gain recorded upon the acquisition of the remaining ownership interest in fairlife. Refer to Note 2 of Notes to Consolidated Financial Statements.
4 Includes net tax charges of $199 million (or a 1.9 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions, as well as other agreed-upon tax matters.
5 Includes the impact of pretax charges of $710 million (or a 1.2 percent impact on our effective tax rate) related to the impairment of certain of our equity method investees.
6 Includes a tax benefit of $199 million (or a 1.5 percent impact on our effective tax rate) recorded as a result of CCBA no longer qualifying as a discontinued operation. Refer to Note 2 of Notes to Consolidated Financial Statements.
7 Includes a net tax benefit of $184 million (or a 1.7 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, a tax benefit of $145 million (or a 1.4 percent impact on our effective tax rate) related to changes in our assessment of certain valuation allowances and a net tax benefit of $89 million (or a 0.8 percent impact on our effective tax rate) related to domestic return to provision adjustments as well as other agreed-upon tax matters.
On November 18, 2020, the Tax Court issued the Opinion regarding the Company's 2015 litigation with the IRS involving transfer pricing tax adjustments in which the court predominantly sided with the IRS. The Company disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 11 of Notes to Consolidated Financial Statements.
As of December 31, 2020, the gross amount of unrecognized tax benefits was $915 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $588 million, exclusive of any benefits related to interest and penalties. The remaining $327 million primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2020		2019
Balance of unrecognized tax benefits at beginning of year	$392		$336
Increase related to prior period tax positions	528	[1]	204	[2]
Decrease related to prior period tax positions	(1)		—
Increase related to current period tax positions	26		29
Decrease related to settlements with taxing authorities	(19)		(174)	[3]
Increase (decrease) due to effect of foreign currency exchange rate changes	(11)		(3)
Balance of unrecognized tax benefits at end of year	$915		$392
1 The increase was primarily related to a change in judgment on certain tax positions due to the Opinion. Refer to Note 11 of Notes to Consolidated Financial Statements.
2    The increase was primarily related to a change in judgment about the Company's tax positions with several foreign jurisdictions.
3 The decrease was primarily related to a change in judgment about one of the Company's tax positions that became certain as a result of settlement of a matter in the United States.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $391 million and $201 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2020 and 2019, respectively. Of these amounts, $190 million and $11 million of expense were recognized in income tax expense in 2020 and 2019, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a benefit to the Company's effective tax rate.
Based on current tax laws, the Company's effective tax rate in 2021 is expected to be approximately 19.5 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate.
Liquidity, Capital Resources and Financial Position
We believe our ability to generate cash flows from operating activities is one of the fundamental strengths of our business. Refer to the heading ''Cash Flows from Operating Activities'' below. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds both domestically and internationally at reasonable interest rates, and we expect to be able to continue to borrow funds at reasonable rates over the long term. Our debt financing also includes the use of a commercial paper program. While the COVID-19 pandemic initially caused a disruption in the commercial paper market, we currently have the ability to borrow funds in this market at levels that are consistent with our debt financing strategy and expect to continue to be able to do so in the future. The Company reviews its optimal mix of short-term and long-term debt regularly and, as a result of this review, during 2020 we issued U.S. dollar- and euro-denominated long-term debt of $15.6 billion and €2.6 billion, respectively, across various maturities with certain tranches having a longer duration than other recent long-term debt issuances. We used a portion of the proceeds from the long-term debt issuances to extinguish certain tranches of our previously issued long-term debt which had either near-term maturity dates and/or high coupon rates. While we intend to remain active in the commercial paper market, we also used a portion of the proceeds from the long-term debt issuances to reduce our commercial paper balance. Refer to Note 10 of Notes to Consolidated Financial Statements for additional information on the debt issuances and extinguishments.
The Company's cash, cash equivalents, short-term investments and marketable securities totaled $10.9 billion as of December 31, 2020. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $7.5 billion in lines of credit for general corporate purposes as of December 31, 2020. These backup lines of credit expire at various times from 2021 through 2025.
While near-term uncertainty caused by the COVID-19 pandemic remains, we expect to see improvements in our business as vaccines become more widely available. The timing and availability of vaccines will be different around the world, and therefore we believe the pace of the recovery will vary by geography depending on both vaccine distribution and other macroeconomic factors. We will remain flexible so that we can adjust to near-term uncertainties while we continue to move forward on the initiatives we implemented to emerge stronger from the COVID-19 pandemic. In 2021, we plan to increase marketing spending behind our brands to drive increased net operating revenues. We expect the return on that spend to become more favorable as mobility stabilizes and away-from-home channels regain momentum. While many of the operating expenses that were significantly reduced in 2020 are likely to return in 2021, we will continue to focus on cash flow generation. Our current capital allocation priorities are focused on investing wisely to support our business operations and continuing to grow our dividend payment. We currently expect 2021 capital expenditures to be approximately $1.5 billion. In addition, we do not intend to repurchase shares under our Board of Directors' authorized plan during the year ending December 31, 2021, and we do not intend to change our approach toward paying dividends.
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS; however, a final decision is still pending and the timing of such decision is currently not known. The Company strongly disagrees with the IRS' positions and the portions of the Opinion affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In the event that all of the adjustments proposed by the IRS are ultimately upheld for the years at issue and the IRS, with the consent of the federal court, were to decide to apply the underlying methodology to the subsequent years up to and including 2020, the Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $12 billion. Once the Tax Court renders a final decision, the Company will have 90 days to file a notice of appeal and pay the portion of the potential aggregate incremental tax and interest liability related to the 2007 through 2009 litigation period, which we currently estimate to be approximately $4.6 billion (including interest accrued through December 31, 2020), plus any additional interest accrued through the time of payment. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information on the tax litigation.

While we believe it is more likely than not that we will prevail in the tax litigation discussed above, we are confident that, between our ability to generate cash flow from operations and our ability to borrow funds at reasonable interest rates, we can manage the range of possible outcomes in the final resolution of the matter.
Based on all of the aforementioned factors, the Company believes its current liquidity position is strong and will continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for the foreseeable future.
Cash Flows from Operating Activities
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers are 120 days. Additionally, two global financial institutions offer a voluntary supply chain finance ("SCF") program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold as well as suppliers of goods and services included in selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on the contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers' voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier's decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected in the line item cash flows from operating activities in our consolidated statement of cash flows. We have been informed by the financial institutions that as of December 31, 2020 and 2019, suppliers had elected to sell $703 million and $784 million, respectively, of our outstanding payment obligations to the financial institutions. The amount settled through the SCF program was $2,810 million and $2,883 million during the years ended December 31, 2020 and 2019, respectively.
Net cash provided by operating activities for the years ended December 31, 2020 and 2019 was $9,844 million and $10,471 million, respectively, a decrease of $627 million, or 6 percent. This decrease was primarily driven by the decline in operating income, the extension of payment terms with certain of our suppliers in the prior year and the unfavorable impact of foreign currency exchange rate fluctuations. Net cash provided by operating activities included estimated benefits of $869 million for the year ended December 31, 2019 from the extension of payment terms with certain of our suppliers. We do not believe there is a risk that our payment terms will be shortened in the near future, and we do not currently expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms in the foreseeable future.
In the fourth quarter of 2020, the Company started a trade accounts receivable factoring program in certain countries. Under this program we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables and remit those payments to the financial institutions. The Company sold $185 million of trade accounts receivables under this program during the year ended December 31, 2020, and the costs of factoring such receivables were not material. The Company classifies the cash received from the financial institutions within the operating activities section in the consolidated statement of cash flows.

Cash Flows from Investing Activities
Net cash provided by (used in) investing activities is summarized as follows (in millions):

Year Ended December 31,	2020	2019
Purchases of investments	$(13,583)	$(4,704)
Proceeds from disposals of investments	13,835	6,973
Acquisitions of businesses, equity method investments and nonmarketable securities	(1,052)	(5,542)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	189	429
Purchases of property, plant and equipment	(1,177)	(2,054)
Proceeds from disposals of property, plant and equipment	189	978
Other investing activities	122	(56)
Net cash provided by (used in) investing activities	$(1,477)	$(3,976)
Purchases of Investments and Proceeds from Disposals of Investments
Purchases of investments and proceeds from disposals of investments resulted in net cash inflows of $252 million and $2,269 million in 2020 and 2019, respectively. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company's overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
In 2020, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,052 million, which primarily related to the acquisition of the remaining ownership interest in fairlife.
In 2019, the Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,542 million, which primarily related to the acquisitions of Costa and the remaining ownership interest in CHI. During 2019, the Company also acquired controlling interests in bottling operations in Zambia, Kenya and Eswatini.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions during the years ended December 31, 2020 and 2019.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
In 2020, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $189 million, which primarily related to the sale of our ownership interest in Piedmont Coca-Cola Bottling Partnership to Coca-Cola Consolidated, Inc., an equity method investee.
In 2019, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $429 million, which primarily related to the sale of a portion of our ownership interest in Andina and the refranchising of certain of our bottling operations in India.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our disposals during the years ended December 31, 2020 and 2019.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment for the years ended December 31, 2020 and 2019 were $1,177 million and $2,054 million, respectively.

Total capital expenditures for property, plant and equipment and the percentage of such totals by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2020	2019
Capital expenditures	$1,177	$2,054
Europe, Middle East & Africa	2.3%	5.2%
Latin America	0.5	6.8
North America	15.5	19.1
Asia Pacific	1.7	2.3
Global Ventures	22.2	10.2
Bottling Investments	40.3	40.7
Corporate	17.6	15.7
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities is summarized as follows (in millions):

Year Ended December 31,	2020	2019
Issuances of debt	$26,934	$23,009
Payments of debt	(28,796)	(24,850)
Issuances of stock	647	1,012
Purchases of stock for treasury	(118)	(1,103)
Dividends	(7,047)	(6,845)
Other financing activities	310	(227)
Net cash provided by (used in) financing activities	$(8,070)	$(9,004)
Debt Financing
Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.
As of December 31, 2020, our long-term debt was rated "A+" by Standard & Poor's and "A1" by Moody's. Our commercial paper program was rated "A-1" by Standard & Poor's and "P-1" by Moody's. In assessing our credit strength, both rating agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the consolidated balance sheet and other financial information of the Company. In addition, certain rating agencies also consider the financial information of certain bottlers, including CCEP, Coca-Cola Amatil Limited, Coca-Cola Consolidated, Inc., Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that these rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers' financial performance, changes in the credit rating agencies' methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's equity income could be reduced as a result of the potential increase in interest expense for those bottlers.
We monitor our financial ratios and, as indicated above, the rating agencies consider these ratios in assessing our credit ratings. Each rating agency employs a different aggregation methodology and has different thresholds for the various financial ratios. These thresholds are not necessarily permanent, nor are they always fully disclosed to our Company.
Our global presence and strong capital position give us access to key financial markets around the world, enabling us to borrow funds at a low effective cost. This posture, coupled with active management of our mix of short-term and long-term debt and our mix of fixed-rate and variable-rate debt, results in a lower overall cost of borrowing. Our debt management policies, in conjunction with our share repurchase program and investment activity, can result in current liabilities exceeding current assets.
Issuances and payments of debt included both short-term and long-term financing activities. In 2020, the Company had issuances of debt of $26,934 million, which included $8,260 million of issuances related to commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $18,674 million, net of related discounts and issuance costs.

During 2020, the Company made payments of debt of $28,796 million, which included $15,292 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and $1,768 million net issuances related to commercial paper and short-term debt with maturities of 90 days or less. The Company's total payments of long-term debt were $11,736 million.
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
Issuances of Stock
The issuances of stock in 2020 and 2019 were related to the exercise of stock options by Company employees.
Share Repurchases
In 2012, the Board of Directors authorized a share repurchase plan of up to 500 million shares of the Company's common stock. In 2019, our Board of Directors authorized a new plan for the Company to purchase up to an additional 150 million shares of our common stock.
During 2020, the Company did not repurchase common stock under the share repurchase plan authorized by our Board of Directors. In 2019, the Company repurchased 21 million shares of our common stock at an average price per share of $48.86 under the share repurchase plan authorized by our Board of Directors. Since the inception of our share repurchase program in 1984 through December 31, 2020, we have purchased 3.5 billion shares of our common stock at an average price per share of $17.25. In addition to shares repurchased under the share repurchase program authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The Company's treasury stock activity during 2020 resulted in a cash outflow of $118 million.
Dividends
The Company paid dividends of $7,047 million and $6,845 million during the years ended December 31, 2020 and 2019, respectively.
At its February 2021 meeting, our Board of Directors increased our regular quarterly dividend to $0.42 per share, equivalent to a full year dividend of $1.68 per share in 2021. This is our 59th consecutive annual increase. Our annualized common stock dividend was $1.64 per share and $1.60 per share in 2020 and 2019, respectively.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Off-Balance Sheet Arrangements
In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:
•any obligation under certain guarantee contracts;
•a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•any obligation under certain derivative financial instruments; and
•any obligation arising out of a material variable interest held by the Registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Registrant, or engages in leasing, hedging or research and development services with the Registrant.
As of December 31, 2020, we were contingently liable for guarantees of indebtedness owed by third parties of $431 million, of which $109 million was related to VIEs. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable. As of December 31, 2020, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.
Our Company recognizes all derivative financial instruments as either assets or liabilities at fair value in our consolidated balance sheet. Refer to Note 5 of Notes to Consolidated Financial Statements.
Aggregate Contractual Obligations
As of December 31, 2020, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2021	2022-2023	2024-2025	2026 and Thereafter
Short-term loans and notes payable:[1]
Commercial paper borrowings	$1,329	$1,329	$—	$—	$—
Lines of credit and other short-term borrowings	854	854	—	—	—
Current maturities of long-term debt[2]	485	485	—	—	—
Long-term debt, net of current maturities[2]	39,591	—	5,604	4,816	29,171
Estimated interest payments[3]	9,452	681	1,358	1,117	6,296
Accrued income taxes[4]	4,042	788	1,091	2,163	—
Purchase obligations[5]	17,592	10,867	1,455	950	4,320
Marketing obligations[6]	4,106	2,091	758	472	785
Lease obligations	1,876	349	562	397	568
Total contractual obligations	$79,327	$17,444	$10,828	$9,915	$41,140
1Refer to Note 10 of Notes to Consolidated Financial Statements for information regarding short-term loans and notes payable. Upon payment of outstanding commercial paper, we typically issue new commercial paper. Lines of credit and other short-term borrowings are expected to fluctuate depending upon current liquidity needs, especially at international subsidiaries.
2Refer to Note 10 of Notes to Consolidated Financial Statements for information regarding long-term debt. We will consider several alternatives to settle this long-term debt, including the use of cash flows from operating activities, issuance of commercial paper or issuance of other long-term debt. The table above shows expected cash payments to be made by the Company in future periods and excludes the noncash portion of debt, including any fair market value adjustments, unamortized discounts and premiums.
3We calculated estimated interest payments for our long-term debt based on the applicable rates and payment dates. For our variable-rate debt, we have assumed the December 31, 2020 rate for all years presented. We typically expect to fund such interest payments with cash flows from operating activities and/or short-term borrowings.
4Refer to Note 14 of Notes to Consolidated Financial Statements for information regarding income taxes. Accrued income taxes include $3,639 million related to the one-time transition tax required by the Tax Reform Act. Liabilities of $1,296 million for unrecognized tax benefits plus accrued interest and penalties were not included in the total above. At this time, the settlement period for the unrecognized tax benefits cannot be determined. In addition, any payments related to unrecognized tax benefits may be partially or fully offset by reductions in payments in other jurisdictions.
5Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These agreements include long-term contractual obligations, open purchase orders, accounts payable and certain accrued liabilities. We expect to fund these purchase obligations with cash flows from operating activities.
6We expect to fund these marketing obligations with cash flows from operating activities.
The total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2020 was $2,299 million. Refer to Note 13 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, net periodic benefit cost or income, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the table above.
We generally expect to fund all future pension contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations. The Company expects to contribute $25 million in 2021 to our pension trusts, all of which will be allocated to our international plans. Refer to Note 13 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our pension trusts in the table above.

As of December 31, 2020, the projected benefit obligation of the U.S. qualified pension plans was $6,019 million, and the fair value of the plans' assets was $5,373 million. The projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $3,395 million, and the fair value of the plans' assets was $3,266 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions as well as certain unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain employees, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate annual benefit payments for these unfunded pension plans to be $108 million in 2021, $57 million in 2022 and increasing to $64 million by 2025. Thereafter, the annual benefit payments will decrease. Refer to Note 13 of Notes to Consolidated Financial Statements.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. As of December 31, 2020, our self-insurance reserves totaled $265 million. Refer to Note 11 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2020 were $1,833 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is not included in the table above because we believe that presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the underlying assets or liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future years. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
In connection with our acquisition of the remaining ownership interest in fairlife, we are subject to making future milestone payments which are contingent on fairlife achieving certain financial targets through 2024 and, if achieved, are payable in 2021, 2023 and 2025. These milestone payments are based on agreed-upon formulas related to fairlife's operating results, the resulting values of which are not subject to a ceiling. Based on fairlife's operating results in 2020, we anticipate making the first milestone payment of $100 million during the first quarter of 2021. As of December 31, 2020, we have accrued $321 million, which represents our best estimate of the present value of these milestone payments. These estimated milestone payments are not included in the table above.
As of December 31, 2020, the Company had entered into a lease agreement for a production facility, which commences in the first quarter of 2021. Under the agreement, the Company will make future payments of approximately $540 million over the expected term, assuming we do not exercise any of the contractual purchase options. These future payments are not included in the table above.
Additionally, under the terms of the agreement for our investment in BA Sports Nutrition, LLC ("BodyArmor"), the Company has an option to acquire the remaining ownership interests in BodyArmor based on an agreed-upon formula, which becomes exercisable in 2021. Upon the expiration of the Company's option, BodyArmor can exercise an option on behalf of the other equity owners to sell their remaining interests to the Company based on the same agreed-upon formula. The Company intends on exercising its option; however, the acquisition is subject to regulatory approval. Any potential payments related to this potential acquisition are not included in the table above.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
In 2020, we used 70 functional currencies in addition to the U.S. dollar. Due to the geographic diversity of our operations, weakness in some of these currencies may be offset by strength in others.

In 2020 and 2019, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2020	2019
All operating currencies	(4)%	(5)%
Australian dollar	(2)%	(7)%
Brazilian real	(23)	(10)
British pound sterling	1	(4)
Euro	1	(5)
Japanese yen	2	1
Mexican peso	(10)	(1)
South African rand	(18)	(10)
The percentages in the table above do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in foreign currency exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on our net income and earnings per share.
The total currency impact on net operating revenues, including the effect of our hedging activities, was a decrease of 2 percent and 4 percent in 2020 and 2019, respectively. The total currency impact on income before income taxes, including the effect of our hedging activities, was a decrease of 6 percent and 10 percent in 2020 and 2019, respectively.
Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 5 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are included as a component of other income (loss) — net in our consolidated statement of income. Refer to the heading "Operations Review — Other Income (Loss) — Net" above. The Company recorded net foreign currency exchange losses of $64 million and $120 million during the years ended December 31, 2020 and 2019, respectively.
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
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our Company uses derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign currency exchange rates, interest rates, commodity prices and other market risks. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all of our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instruments and the underlying exposures, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposures.
We monitor our exposure to market risks using several objective measurement systems, including a sensitivity analysis to measure our exposure to fluctuations in foreign currency exchange rates, interest rates and commodity prices. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information about our hedging transactions and derivative financial instruments.
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2020, we used 70 functional currencies in addition to the U.S. dollar and generated $21.7 billion of our net operating revenues from operations outside the United States; therefore, weakness in some currencies may be offset by strength in other currencies over time. We use derivative financial instruments to further reduce our net exposure to foreign currency fluctuations.
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
The total notional values of our foreign currency derivatives were $16,663 million and $14,276 million as of December 31, 2020 and 2019, respectively. These values include derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. The fair value of foreign currency derivatives that qualify for hedge accounting resulted in a net unrealized gain of $117 million as of December 31, 2020, and we estimate that a 10 percent weakening of the U.S. dollar would have increased the net unrealized gain to $140 million. The fair value of the foreign currency derivatives that do not qualify for hedge accounting resulted in a net unrealized loss of $12 million as of December 31, 2020, and we estimate that a 10 percent weakening of the U.S. dollar would have resulted in a $143 million increase in fair value.
Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
Based on the Company's variable-rate debt and derivative instruments outstanding as of December 31, 2020, we estimate that a 1 percentage point increase in interest rates would have increased interest expense by $104 million in 2020. However, this increase in interest expense would have been partially offset by the increase in interest income due to higher interest rates.
The Company is subject to interest rate risk related to its investments in highly liquid debt securities. These investments are primarily managed by external managers within the guidelines of the Company's investment policy. Our policy requires these investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. In addition, our policy limits the amount of credit exposure to any one issuer. We estimate that a 1 percentage point increase in interest rates would result in a $53 million decrease in the fair value of our portfolio of highly liquid debt securities.
Commodity Prices
The Company is subject to market risk with respect to commodity price fluctuations, principally related to our purchases of sweeteners, metals, juices, PET and fuels. We manage our exposure to commodity risks primarily through the use of supplier pricing agreements, which enable us to establish the purchase prices for certain inputs that are used in our manufacturing and distribution operations. When deemed appropriate, we use derivative financial instruments to further manage our exposure to commodity risks. Certain of these derivatives do not qualify for hedge accounting, but they are effective economic hedges that help the Company mitigate the price risk associated with the purchases and transportation of materials used in our manufacturing processes.
The total notional values of our commodity derivatives were $726 million and $427 million as of December 31, 2020 and 2019, respectively. These values included derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. The fair value of the commodity derivatives that qualify for hedge accounting resulted in a net unrealized gain of $2 million as of December 31, 2020, and we estimate that a 10 percent decrease in underlying commodity prices would reduce the net unrealized gain to $1 million. The fair value of the commodity derivatives that do not qualify for hedge accounting resulted in a net gain of $69 million as of December 31, 2020, and we estimate that a 10 percent decrease in underlying commodity prices would have resulted in a $64 million decrease in fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

Year Ended December 31,	2020	2019	2018
Net Operating Revenues	$33,014	$37,266	$34,300
Cost of goods sold	13,433	14,619	13,067
Gross Profit	19,581	22,647	21,233
Selling, general and administrative expenses	9,731	12,103	11,002
Other operating charges	853	458	1,079
Operating Income	8,997	10,086	9,152
Interest income	370	563	689
Interest expense	1,437	946	950
Equity income (loss) — net	978	1,049	1,008
Other income (loss) — net	841	34	(1,674)
Income Before Income Taxes	9,749	10,786	8,225
Income taxes	1,981	1,801	1,749
Consolidated Net Income	7,768	8,985	6,476
Less: Net income (loss) attributable to noncontrolling interests	21	65	42
Net Income Attributable to Shareowners of The Coca-Cola Company	$7,747	$8,920	$6,434
Basic Net Income Per Share[1]	$1.80	$2.09	$1.51
Diluted Net Income Per Share[1]	$1.79	$2.07	$1.50
Average Shares Outstanding — Basic	4,295	4,276	4,259
Effect of dilutive securities	28	38	40
Average Shares Outstanding — Diluted	4,323	4,314	4,299
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Year Ended December 31,	2020	2019	2018
Consolidated Net Income	$7,768	$8,985	$6,476
Other Comprehensive Income:
Net foreign currency translation adjustments	(911)	74	(2,035)
Net gains (losses) on derivatives	15	(54)	(7)
Net change in unrealized gains (losses) on available-for-sale debt securities	(47)	18	(34)
Net change in pension and other postretirement benefit liabilities	(267)	(159)	29
Total Comprehensive Income	6,558	8,864	4,429
Less: Comprehensive income attributable to noncontrolling interests	(132)	110	95
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$6,690	$8,754	$4,334
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

December 31,	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$6,795	$6,480
Short-term investments	1,771	1,467
Total Cash, Cash Equivalents and Short-Term Investments	8,566	7,947
Marketable securities	2,348	3,228
Trade accounts receivable, less allowances of $526 and $524, respectively	3,144	3,971
Inventories	3,266	3,379
Prepaid expenses and other assets	1,916	1,886
Total Current Assets	19,240	20,411
Equity method investments	19,273	19,025
Other investments	812	854
Other assets	6,184	6,075
Deferred income tax assets	2,460	2,412
Property, plant and equipment — net	10,777	10,838
Trademarks with indefinite lives	10,395	9,266
Goodwill	17,506	16,764
Other intangible assets	649	736
Total Assets	$87,296	$86,381
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$11,145	$11,312
Loans and notes payable	2,183	10,994
Current maturities of long-term debt	485	4,253
Accrued income taxes	788	414
Total Current Liabilities	14,601	26,973
Long-term debt	40,125	27,516
Other liabilities	9,453	8,510
Deferred income tax liabilities	1,833	2,284
The Coca-Cola Company Shareowners' Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	17,601	17,154
Reinvested earnings	66,555	65,855
Accumulated other comprehensive income (loss)	(14,601)	(13,544)
Treasury stock, at cost — 2,738 and 2,760 shares, respectively	(52,016)	(52,244)
Equity Attributable to Shareowners of The Coca-Cola Company	19,299	18,981
Equity attributable to noncontrolling interests	1,985	2,117
Total Equity	21,284	21,098
Total Liabilities and Equity	$87,296	$86,381
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Year Ended December 31,	2020	2019	2018
Operating Activities
Consolidated net income	$7,768	$8,985	$6,476
Depreciation and amortization	1,536	1,365	1,086
Stock-based compensation expense	126	201	225
Deferred income taxes	(18)	(280)	(413)
Equity (income) loss — net of dividends	(511)	(421)	(457)
Foreign currency adjustments	(88)	91	(50)
Significant (gains) losses — net	(914)	(467)	743
Other operating charges	556	127	558
Other items	699	504	699
Net change in operating assets and liabilities	690	366	(1,240)
Net Cash Provided by Operating Activities	9,844	10,471	7,627
Investing Activities
Purchases of investments	(13,583)	(4,704)	(7,789)
Proceeds from disposals of investments	13,835	6,973	14,977
Acquisitions of businesses, equity method investments and nonmarketable securities	(1,052)	(5,542)	(1,263)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	189	429	1,362
Purchases of property, plant and equipment	(1,177)	(2,054)	(1,548)
Proceeds from disposals of property, plant and equipment	189	978	248
Other investing activities	122	(56)	(60)
Net Cash Provided by (Used in) Investing Activities	(1,477)	(3,976)	5,927
Financing Activities
Issuances of debt	26,934	23,009	27,605
Payments of debt	(28,796)	(24,850)	(30,600)
Issuances of stock	647	1,012	1,476
Purchases of stock for treasury	(118)	(1,103)	(1,912)
Dividends	(7,047)	(6,845)	(6,644)
Other financing activities	310	(227)	(272)
Net Cash Provided by (Used in) Financing Activities	(8,070)	(9,004)	(10,347)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	76	(72)	(262)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the year	373	(2,581)	2,945
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	6,737	9,318	6,373
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Year	7,110	6,737	9,318
Less: Restricted cash and restricted cash equivalents at end of year	315	257	241
Cash and Cash Equivalents at End of Year	$6,795	$6,480	$9,077
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
(In millions except per share data)

Year Ended December 31,	2020	2019	2018
Equity Attributable to Shareowners of The Coca-Cola Company
Number of Common Shares Outstanding
Balance at beginning of year	4,280	4,268	4,259
Treasury stock issued to employees related to stock-based compensation plans	22	33	48
Purchases of stock for treasury	—	(21)	(39)
Balance at end of year	4,302	4,280	4,268
Common Stock	$1,760	$1,760	$1,760
Capital Surplus
Balance at beginning of year	17,154	16,520	15,864
Stock issued to employees related to stock-based compensation plans	307	433	467
Stock-based compensation expense	141	201	225
Other activities	(1)	—	(36)
Balance at end of year	17,601	17,154	16,520
Reinvested Earnings
Balance at beginning of year	65,855	63,234	60,430
Adoption of accounting standards[1]	—	546	3,014
Net income attributable to shareowners of The Coca-Cola Company	7,747	8,920	6,434
Dividends (per share — $1.64, $1.60 and $1.56 in 2020, 2019 and 2018, respectively)	(7,047)	(6,845)	(6,644)
Balance at end of year	66,555	65,855	63,234
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(13,544)	(12,814)	(10,305)
Adoption of accounting standards[1]	—	(564)	(409)
Net other comprehensive income (loss)	(1,057)	(166)	(2,100)
Balance at end of year	(14,601)	(13,544)	(12,814)
Treasury Stock
Balance at beginning of year	(52,244)	(51,719)	(50,677)
Treasury stock issued to employees related to stock-based compensation plans	228	501	704
Purchases of stock for treasury	—	(1,026)	(1,746)
Balance at end of year	(52,016)	(52,244)	(51,719)
Total Equity Attributable to Shareowners of The Coca-Cola Company	$19,299	$18,981	$16,981
Equity Attributable to Noncontrolling Interests
Balance at beginning of year	$2,117	$2,077	$1,905
Net income attributable to noncontrolling interests	21	65	42
Net foreign currency translation adjustments	(153)	45	53
Dividends paid to noncontrolling interests	(18)	(48)	(31)
Acquisition of interests held by noncontrolling owners	—	(84)	—
Contributions by noncontrolling interests	17	3	—
Business combinations	1	59	101
Other activities	—	—	7
Total Equity Attributable to Noncontrolling Interests	$1,985	$2,117	$2,077
1 Refer to Note 1 and Note 5.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements.
Description of Business
The Coca-Cola Company is the world's largest nonalcoholic beverage company. We own or license and market numerous nonalcoholic beverage brands, which we group into the following category clusters: sparkling soft drinks; water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks. We own and market four of the world's top five nonalcoholic sparkling soft drink brands: Coca-Cola, Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories.
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as the Company's consolidated bottling and distribution operations — the world's largest nonalcoholic beverage distribution system. Beverages bearing trademarks owned by or licensed to us account for 1.9 billion of the approximately 62 billion servings of all beverages consumed worldwide every day.
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
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to equity investments, profit guarantees or subordinated financial support. Refer to Note 11. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, and other subordinated financial support related to these VIEs totaled $2,567 million and $3,179 million as of December 31, 2020 and 2019, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not individually significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $74 million and $51 million as of December 31, 2020 and 2019, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.

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
Revenue Recognition
Our Company recognizes revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell concentrates, syrups or finished products to our bottling partners, wholesalers, distributors or retailers. Refer to Note 3.
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $3 billion in 2020 and $4 billion in 2019 and 2018. As of December 31, 2020 and 2019, advertising and production costs of $83 million and $55 million, respectively, were primarily recorded in the line item prepaid expenses and other assets in our consolidated balance sheets.
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
Shipping and Handling Costs
Shipping and handling costs related to the movement of goods from our manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our consolidated statement of income. Shipping and handling costs incurred to move goods from our manufacturing locations or sales distribution centers to our customers are also included in the line item cost of goods sold in our consolidated statement of income, except for costs incurred to distribute goods sold by our consolidated bottlers to our customers, which are included in the line item selling, general and administrative expenses. Our customers generally do not pay us separately for shipping and handling costs. We recognize the cost of shipping and handling activities that are performed after a customer obtains control of the goods as costs to fulfill our promise to provide goods to the customer. As a result of this election, the Company does not evaluate whether shipping and handling activities are services promised to customers. If revenue is recognized for the related goods before the shipping and handling activities occur, the related costs of those shipping and handling activities are accrued.
Sales, Use, Value-Added and Excise Taxes
The Company collects taxes imposed directly on its customers related to sales, use, value-added, excise and other similar taxes. The Company then remits such taxes on behalf of its customers to the applicable governmental authorities. We exclude from net operating revenues the tax amounts imposed on revenue-producing transactions that were collected from our customers to be remitted to governmental authorities. Accordingly, such tax amounts are recorded in the line item trade accounts receivable in our consolidated balance sheet when collection of taxes from the customer has not yet occurred and are recorded in the line item accounts payable and accrued expenses in our consolidated balance sheet until they are remitted to the applicable governmental authorities. Taxes imposed directly on the Company, whether based on receipts from sales, inventory procurement costs or manufacturing activities, are recorded in the line item cost of goods sold in our consolidated statement of income.

Net Income Per Share
Basic net income per share is computed by dividing net income attributable to shareowners of The Coca-Cola Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 6 million and 5 million stock option awards were excluded from the computations of diluted net income per share in 2020 and 2018, respectively, because the awards would have been antidilutive for the years presented. The number of stock option awards excluded from the computation of diluted net income per share in 2019 was insignificant.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents or restricted cash equivalents, as applicable. Restricted cash and restricted cash equivalents generally consist of amounts held by our captive insurance companies, which are included in the line item other assets on our consolidated balance sheet. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our concentrations of credit risk.
The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in the consolidated statements of cash flows (in millions):

December 31,	2020	2019	2018
Cash and cash equivalents	$6,795	$6,480	$9,077
Restricted cash and restricted cash equivalents included in other assets[1]	315	257	241
Cash, cash equivalents, restricted cash and restricted cash equivalents	$7,110	$6,737	$9,318
1 Amounts represent restricted cash and restricted cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
Short-Term Investments
We classify time deposits and other investments that have maturities of greater than three months but less than one year as short-term investments.
Investments in Equity and Debt Securities
We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in net income. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Refer to Note 4 for additional information on our policy for investments, which includes our assessment of impairments.
Trade Accounts Receivable
We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any expected loss on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on available relevant information, in addition to historical loss information, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our bottling partners and customers. We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.
In the fourth quarter of 2020, the Company started a trade accounts receivable factoring program in certain countries. Under this program we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables and remit those payments to the financial institutions. The Company sold $185 million of trade accounts receivables under this program during the year ended December 31, 2020, and the costs of factoring such receivables were not material. The Company accounts for this program as a sale, and accordingly, the trade receivables sold are excluded from trade accounts receivable on our consolidated balance sheet. The cash received from the financial institutions is classified within the operating activities section in the consolidated statement of cash flows.

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
Inventories consisted of the following (in millions):

December 31,	2020	2019
Raw materials and packaging	$2,106	$2,180
Finished goods	791	851
Other	369	348
Total inventories	$3,266	$3,379
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
Leases
Effective January 1, 2019, we adopted Accounting Standards Codification ("ASC") 842, Leases. We determine if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances.
We are the lessee in a lease contract when we obtain the right to control the asset. Operating leases are included in the line items other assets, accounts payable and accrued expenses, and other liabilities in our consolidated balance sheet. Operating lease right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component. Refer to Note 9.
We have various arrangements for certain fountain equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; and machinery and equipment: 20 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement. Depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale, even if the asset or disposal group continues to generate revenue during the period. Depreciation expense, including the depreciation expense of assets under finance leases, totaled $1,301 million, $1,208 million and $999 million in 2020, 2019 and 2018, respectively. Amortization expense for leasehold improvements totaled $18 million in 2020, 2019 and 2018.

The following table summarizes our property, plant and equipment (in millions):

December 31,	2020	2019
Land	$676	$659
Buildings and improvements	4,782	4,576
Machinery and equipment	14,242	13,686
Property, plant and equipment — cost	19,700	18,921
Less: Accumulated depreciation	8,923	8,083
Property, plant and equipment — net	$10,777	$10,838
Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment test is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models. These appraisals and models include assumptions we believe are consistent with those a market participant would use.
Goodwill, Trademarks and Other Intangible Assets
We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally less than 25 years. Refer to Note 7.
When events or circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting profit and cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which include assumptions we believe are consistent with those a market participant would use.
We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment tests as of the first day of our third fiscal quarter. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which include assumptions we believe are consistent with those a market participant would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described above. Otherwise, the Company does not need to perform any further assessment.
We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our operating segments are subdivided into smaller geographic regions or territories that we sometimes refer to as "business units." These business units are also our reporting units. Our Global Ventures operating segment includes the results of our Costa Limited ("Costa"), innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster Beverage Corporation ("Monster"), each of which is its own reporting unit. The Bottling Investments operating segment includes all consolidated bottling operations, regardless of geographic location.

Generally, each consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
In order to test for goodwill impairment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a market participant would use. The Company has the option to perform a qualitative assessment of goodwill in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the testing discussed above. Otherwise, the Company does not need to perform any further testing.
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
The fair value of our restricted stock units, restricted stock and certain performance-based share units is the quoted market value of the Company's stock on the grant date less the present value of the expected dividends not received during the relevant period. For most performance-based share units granted from 2014 to 2017 and for performance-based share units granted to executives in 2018, 2019 and 2020, the Company includes a relative total shareowner return ("TSR") modifier to determine the number of shares earned at the end of the performance period. For these awards, the number of shares earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company's total shareowner return over the performance period relative to a predefined compensation comparator group of companies falls outside of a defined range. The fair value of performance-based share units that include the TSR modifier is determined using a Monte Carlo valuation model.
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
The Company has made a policy election to estimate the number of stock-based compensation awards that are expected to vest to determine the amount of compensation expense recognized in earnings. Forfeiture estimates are trued-up through the vesting date in order to ensure that total compensation expense is recognized only for those awards that ultimately vest. Refer to Note 12.
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
The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained; (2) the tax position is "more likely than not" to be sustained, but for a lesser amount; or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and caselaw and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note 11 and Note 14.
Translation and Remeasurement
We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars at the appropriate spot rates as of the balance sheet date. Generally, our foreign subsidiaries use the local currency as their functional currency. Changes in the carrying values of these assets and liabilities attributable to fluctuations in spot rates are recognized in net foreign currency translation adjustments, a component of AOCI. Refer to Note 15. Accounts in our consolidated statement of income are translated using the monthly average exchange rates during the year.
Monetary assets and liabilities denominated in a currency that is different from a reporting entity's functional currency must first be remeasured from the applicable currency to the legal entity's functional currency. The effect of this remeasurement process is recognized in the line item other income (loss) — net in our consolidated statement of income and is partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 5.
Recently Adopted Accounting Guidance
In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which eliminates the requirement to separately measure and report hedge ineffectiveness and requires companies to recognize all elements of hedge accounting that impact earnings in the same line item in the statement of income where the hedged item resides. The amendments in this update include new alternatives for measuring the hedged item for fair value hedges of interest rate risk and ease the requirements for effectiveness testing, hedge documentation and applying the critical terms match method. We adopted ASU 2017-12 effective January 1, 2019 using the modified retrospective method. We recognized a cumulative effect adjustment to decrease the opening balance of reinvested earnings as of January 1, 2019 by $12 million, net of tax. Refer to Note 5 for additional disclosures required by this ASU.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which permits entities to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act") on items within AOCI to reinvested earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." The amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income is not affected by this update. We adopted ASU 2018-02 effective January 1, 2019. We recognized a cumulative effect adjustment to increase the opening balance of reinvested earnings as of January 1, 2019 by $558 million related to the effect that the change in the income tax rate had on the gross deferred tax amounts of items remaining in AOCI.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09, and its amendments, were primarily included in ASC 606, Revenue from Contracts with Customers, which we adopted effective January 1, 2018 using the modified retrospective method. We recognized a cumulative effect adjustment to decrease the opening balance of reinvested earnings as of January 1, 2018 by $257 million, net of tax.
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
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 was effective for the Company beginning January 1, 2018 and was adopted using a modified retrospective basis. We recorded a $2.9 billion cumulative effect adjustment to increase the opening balance of reinvested earnings as of January 1, 2018, with the majority of the offset being recorded in the line item deferred income tax assets in our consolidated balance sheet.
In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Reform Act. The amendments also require any provisional amounts or subsequent adjustments to be included in net income. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company adopted this standard and subsequently finalized the accounting based on the guidance, interpretations and data available as of December 31, 2018. Refer to Note 14.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2020, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,052 million, which primarily related to the acquisition of the remaining ownership interest in fairlife, LLC ("fairlife").
During 2019, our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,542 million, which primarily related to the acquisitions of Costa, the remaining ownership interest in C.H.I. Limited ("CHI") and controlling interests in bottling operations in Zambia, Kenya, and Eswatini.
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
fairlife, LLC
In January 2020, the Company acquired the remaining 57.5 percent ownership interest in, and now owns 100 percent of, fairlife. fairlife offers a broad portfolio of products in the value-added dairy category across North America. A significant portion of fairlife's revenues was already reflected in our consolidated financial statements, as we have operated as the sales and distribution organization for certain fairlife products. Upon consolidation, we recognized a gain of $902 million resulting from the remeasurement of our previously held equity interest in fairlife to fair value. The fair value of our previously held equity interest was determined using a discounted cash flow model based on Level 3 inputs. The gain was recorded in the line item other income (loss) — net in our consolidated statement of income. We acquired the remaining ownership interest in exchange for $979 million of cash, net of cash acquired, and effectively settled our $306 million note receivable from fairlife at the recorded amount. Under the terms of the agreement, we are subject to making future milestone payments which are contingent on fairlife achieving certain financial targets through 2024 and, if achieved, are payable in 2021, 2023 and 2025. These milestone payments are based on agreed-upon formulas related to fairlife's operating results, the resulting values of which are not subject to a ceiling. Under the applicable accounting guidance, we recorded a $270 million liability representing our best estimate of the fair value of this contingent consideration. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs. We will be required to remeasure this liability to fair value quarterly with any changes in the fair value recorded in income until the final milestone payment is made. During the year ended December 31, 2020, we recorded charges of $51 million related to this remeasurement in the line item other operating charges in our consolidated statement of income. Upon finalization of purchase accounting, $1.3 billion of the purchase price was allocated to the fairlife trademark and $0.8 billion was allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been assigned to the North America operating segment.

Costa Limited
In January 2019, the Company acquired Costa in exchange for $4.9 billion of cash, net of cash acquired. Costa is a coffee business with retail outlets in more than 30 countries, the Costa Express vending system and a state-of-the-art roastery. We believe this acquisition will allow us to increase our presence in the hot beverage market, as Costa has a scalable platform across multiple formats and channels, including opportunities to introduce ready-to-drink products. Upon finalization of purchase accounting, $2.4 billion of the purchase price was allocated to the Costa trademark and $2.5 billion was allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion as well as our ability to market and distribute Costa in ready-to-drink form throughout our bottling system. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been assigned to the Global Ventures operating segment, except for $108 million, which was allocated to the Europe, Middle East and Africa operating segment.
C.H.I. Limited
In January 2019, the Company acquired the remaining 60 percent ownership interest in CHI, a Nigerian producer of value-added dairy and juice beverages and iced tea, in exchange for $257 million of cash, net of cash acquired, under the terms of the agreement for our original investment in CHI. Upon consolidation, we recognized a net loss of $118 million, which included the remeasurement of our previously held equity interest in CHI to fair value and the reversal of the related cumulative translation adjustments. The fair value of our previously held equity investment was determined using a discounted cash flow model based on Level 3 inputs. The net loss was recorded in the line item other income (loss) — net in our consolidated statement of income.
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
Divestitures
During 2020, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $189 million, which primarily related to the sale of our ownership interest in Piedmont Coca-Cola Bottling Partnership to Coca-Cola Consolidated, Inc., an equity method investee, for cash proceeds of $100 million. Also included was the sale of our ownership interest in an equity method investee in North America and the sale of a portion of our ownership interest in one of our other equity method investees. We recognized a net loss of $2 million, a gain of $17 million, and a net gain of $18 million, respectively, as a result of these sales, which were recorded in the line item other income (loss) — net in our consolidated statement of income.
During 2019, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $429 million, which primarily related to the sale of a portion of our ownership interest in Embotelladora Andina S.A. ("Andina") and the refranchising of certain of our bottling operations in India. As a result of these transactions, we recognized gains of $39 million and $73 million, respectively, which were recorded in the line item other income (loss) — net in our consolidated statement of income. We continue to account for our remaining ownership interest in Andina as an equity method investment as a result of our representation on Andina's Board of Directors and other governance rights.
During 2018, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $1,362 million, which primarily related to proceeds from the refranchising of our Canadian and Latin American bottling operations as well as the sale of our ownership interest in Corporación Lindley S.A. ("Lindley").

Latin America Bottling Operations
During 2018, the Company sold its bottling operations in Latin America to Coca-Cola FEMSA, an equity method investee. We received net cash proceeds of $289 million as a result of these sales and recognized a net gain of $47 million, which was included in the line item other income (loss) — net in our consolidated statement of income.
Corporación Lindley S.A.
In September 2018, we sold our ownership interest in Lindley to AC Bebidas, S. de R.L. de C.V. ("AC Bebidas"), an equity method investee. We received net cash proceeds of $507 million and recognized a net gain of $296 million during the year ended December 31, 2018, which was included in the line item other income (loss) — net in our consolidated statement of income.
North America Refranchising — Canada
In September 2018, the Company completed its North America refranchising, which began in 2014, with the sale of its Canadian bottling operations. We received initial net cash proceeds of $518 million and recognized a net charge of $385 million during the year ended December 31, 2018. During the year ended December 31, 2019, we recognized a charge of $122 million, primarily related to post-closing adjustments as contemplated by the related agreements. These charges were included in the line item other income (loss) — net in our consolidated statements of income.
North America Refranchising — United States
In 2018, the Company completed the refranchising of all of our bottling territories in the United States to certain of our unconsolidated bottling partners. We recognized a net gain of $17 million during the year ended December 31, 2019 and recognized net charges of $91 million during the year ended December 31, 2018, primarily related to post-closing adjustments as contemplated by the related agreements. Included in these amounts is a net gain of $5 million during the year ended December 31, 2019 and a net charge of $21 million during the year ended December 31, 2018 from transactions with equity method investees or former management. During the years ended December 31, 2019 and 2018, the Company recorded charges of $4 million and $34 million, respectively, primarily related to payments made to certain of our unconsolidated bottling partners in order to convert the bottling agreements for their legacy territories and any previously refranchised territories to a single new form of bottling agreement with additional requirements. The net gain and charges were included in the line item other income (loss) — net in our consolidated statements of income.
Coca-Cola Beverages Africa Proprietary Limited
Due to the Company's original intent to refranchise Coca-Cola Beverages Africa Proprietary Limited ("CCBA"), it was accounted for as held for sale and a discontinued operation from October 2017 through the first quarter of 2019. As CCBA met the criteria to be classified as held for sale, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell. As a result, during the year ended December 31, 2018, we recorded an impairment charge of $554 million, reflecting management's view of the proceeds that were expected to be received upon sale based on revised projections of future operating results and foreign currency exchange rate fluctuations. This charge was previously reflected in the line item income (loss) from discontinued operations in our consolidated statement of income and the corresponding reduction to assets was reflected as an allowance for reduction of assets held for sale — discontinued operations in our consolidated balance sheet. Additionally, CCBA's property, plant and equipment was not depreciated and its definite-lived intangible assets were not amortized.
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

NOTE 3: REVENUE RECOGNITION
Our Company markets, manufactures and sells:
•beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups (we refer to this part of our business as our "concentrate business" or "concentrate operations"); and
•finished sparkling soft drinks and other nonalcoholic beverages (we refer to this part of our business as our "finished product business" or "finished product operations").
Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations.
Our concentrate operations typically generate net operating revenues by selling concentrates, syrups and certain finished beverages to authorized bottling operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine concentrates with sweeteners (depending on the product), still water or sparkling water, or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrates, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments and our Global Ventures operating segment.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished nonalcoholic beverages, such as water, enhanced water and sports drinks; juice, dairy and plant-based beverages; tea and coffee; and energy drinks, to retailers, or to distributors and wholesalers who in turn sell the beverages to retailers. These operations consist primarily of our consolidated bottling and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company's bottling partners. These operations are generally included in one of our geographic operating segments or our Global Ventures operating segment. Additionally, we sell directly to consumers through retail outlets operated by Costa, which is included in our Global Ventures operating segment. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who in turn sell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment.
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
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In most markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers' always changing needs and tastes, we have implemented an incidence-based concentrate pricing model. Under this model, the price we charge bottlers for concentrates they use to prepare and package finished products is impacted by a number of factors, including, but not limited to, the prices charged by the bottlers for such finished products, the channels in which they are sold, and package mix. The amounts associated with the arrangements described above represent variable consideration, an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates. The change in the amount of variable consideration recognized during the year ended December 31, 2020 related to performance obligations satisfied in prior periods was immaterial.
The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Year Ended December 31, 2020
Concentrate operations	$5,443	$13,139	$18,582
Finished product operations	5,838	8,594	14,432
Total	$11,281	$21,733	$33,014
Year Ended December 31, 2019
Concentrate operations	$5,252	$15,247	$20,499
Finished product operations	6,463	10,304	16,767
Total	$11,715	$25,551	$37,266
Year Ended December 31, 2018
Concentrate operations	$4,571	$15,323	$19,894
Finished product operations	6,773	7,633	14,406
Total	$11,344	$22,956	$34,300
Refer to Note 19 for additional revenue disclosures by operating segment and Corporate.
NOTE 4: INVESTMENTS
We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in net income. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis.
Our investments in debt securities are carried at either amortized cost or fair value. The cost basis is determined by the specific identification method. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in our consolidated balance sheet as a component of AOCI, except for the changes in fair values attributable to the currency risk being hedged, if applicable, which are included in net income. Refer to Note 5 for additional information related to the Company's fair value hedges of available-for-sale debt securities.
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
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
December 31, 2020
Marketable securities	$330	$—
Other investments	762	50
Other assets	1,282	—
Total equity securities	$2,374	$50
December 31, 2019
Marketable securities	$329	$—
Other investments	772	82
Other assets	1,118	—
Total equity securities	$2,219	$82
The calculation of net unrealized gains and losses recognized during the year related to equity securities still held at the end of the year is as follows (in millions):

Year Ended December 31,	2020	2019
Net gains (losses) recognized during the year related to equity securities	$146	$218
Less: Net gains (losses) recognized during the year related to equity securities sold during the year	(22)	27
Net unrealized gains (losses) recognized during the year related to equity securities still held at the end of the year	$168	$191
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
December 31, 2020
Trading securities	$36	$2	$—	$38
Available-for-sale securities	2,227	51	(13)	2,265
Total debt securities	$2,263	$53	$(13)	$2,303
December 31, 2019
Trading securities	$46	$1	$—	$47
Available-for-sale securities	3,172	113	(4)	3,281
Total debt securities	$3,218	$114	$(4)	$3,328

The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	December 31, 2020		December 31, 2019
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Cash and cash equivalents	$—	$—	$—	$123
Marketable securities	38	1,980	47	2,852
Other assets	—	285	—	306
Total debt securities	$38	$2,265	$47	$3,281
The contractual maturities of these available-for-sale debt securities as of December 31, 2020 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$701	$720
After 1 year through 5 years	1,236	1,237
After 5 years through 10 years	90	103
After 10 years	200	205
Total	$2,227	$2,265
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

Year Ended December 31,	2020	2019	2018
Gross gains	$20	$39	$22
Gross losses	(13)	(8)	(27)
Proceeds	1,559	3,956	13,710
Captive Insurance Companies
In accordance with local insurance regulations, our captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of its consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. This captive's solvency capital funds included equity and debt securities of $1,389 million and $1,266 million as of December 31, 2020 and 2019, respectively, which were classified in the line item other assets in our consolidated balance sheets because the assets are not available to satisfy our current obligations.
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
We adopted ASU 2017-12 effective January 1, 2019 using the modified retrospective method. For highly effective cash flow hedges, this ASU requires the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness to be recorded in OCI. No components of the Company's hedging instruments were excluded from the assessment of hedge effectiveness. To reflect the adoption of the new hedging standard on our cash flow hedging relationships at January 1, 2019, we recorded a $6 million increase, net of taxes, to the opening balance of reinvested earnings and a corresponding decrease to AOCI. For fair value hedges of interest rate risk, this ASU allows entities to elect to use the benchmark interest rate component of the contractual coupon cash flows to calculate the change in fair value of the hedged item attributable to changes in the benchmark interest rate. As a result of applying the new hedging standard to our fair value hedges on January 1, 2019, we recorded a $24 million increase to our hedged long-term debt balances, with a corresponding decrease to the opening balance of reinvested earnings of $18 million, net of taxes.

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2020	December 31, 2019
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$26	$24
Foreign currency contracts	Other assets	74	91
Commodity contracts	Prepaid expenses and other assets	2	—
Interest rate contracts	Prepaid expenses and other assets	—	10
Interest rate contracts	Other assets	659	427
Total assets		$761	$552
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$29	$40
Foreign currency contracts	Other liabilities	—	48
Interest rate contracts	Accounts payable and accrued expenses	5	—
Interest rate contracts	Other liabilities	—	21
Total liabilities		$34	$109
1All of the Company's derivative instruments are carried at fair value in our consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 16 for the net presentation of the Company's derivative instruments.
2Refer to Note 16 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2020	December 31, 2019
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$28	$13
Foreign currency contracts	Other assets	1	—
Commodity contracts	Prepaid expenses and other assets	76	8
Commodity contracts	Other assets	9	2
Other derivative instruments	Prepaid expenses and other assets	20	12
Other derivative instruments	Other assets	3	1
Total assets		$137	$36
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$41	$39
Commodity contracts	Accounts payable and accrued expenses	15	13
Commodity contracts	Other liabilities	1	1
Total liabilities		$57	$53
1All of the Company's derivative instruments are carried at fair value in our consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 16 for the net presentation of the Company's derivative instruments.
2Refer to Note 16 for additional information related to the estimated fair value.
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program were $7,785 million and $6,957 million as of December 31, 2020 and 2019, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company records the changes in carrying values of these foreign currency denominated assets and liabilities due to changes in exchange rates into earnings each period. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program were $2,700 million and $3,028 million as of December 31, 2020 and 2019, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that have been designated and qualify for this program were $11 million and $2 million as of December 31, 2020 and 2019, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program was $1,233 million as of December 31, 2020. As of December 31, 2019, we did not have any interest rate swaps designated as a cash flow hedge. During the year ended December 31, 2018, we discontinued a cash flow hedge relationship related to these types of swaps. We reclassified a loss of $8 million into earnings as a result of the discontinuance.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on OCI, AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)[2]
2020
Foreign currency contracts	$(93)	Net operating revenues	$(73)	$—
Foreign currency contracts	4	Cost of goods sold	9	—
Foreign currency contracts	—	Interest expense	(16)	—
Foreign currency contracts	37	Other income (loss) — net	60	—
Interest rate contracts	15	Interest expense	(54)	—
Commodity contracts	2	Cost of goods sold	—	—
Total	$(35)		$(74)	$—
2019
Foreign currency contracts	$(58)	Net operating revenues	$(3)	$—
Foreign currency contracts	1	Cost of goods sold	11	—
Foreign currency contracts	—	Interest expense	(9)	—
Foreign currency contracts	(97)	Other income (loss) — net	(119)	—
Interest rate contracts	(47)	Interest expense	(42)	—
Commodity contracts	1	Cost of goods sold	—	—
Total	$(200)		$(162)	$—
2018
Foreign currency contracts	$9	Net operating revenues	$136	$1
Foreign currency contracts	15	Cost of goods sold	8	(3)
Foreign currency contracts	—	Interest expense	(9)	—
Foreign currency contracts	23	Other income (loss) — net	(5)	(4)
Interest rate contracts	22	Interest expense	(40)	(8)
Commodity contracts	(1)	Cost of goods sold	—	(5)
Total	$68		$90	$(19)
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
As of December 31, 2020, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $68 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives related to our fair value hedges of this type were $10,215 million and $12,523 million as of December 31, 2020 and 2019, respectively.
The Company also uses fair value hedges to minimize exposure to changes in the fair values of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items due to changes in foreign currency exchange rates are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. As of December 31, 2020 and 2019, we did not have any fair value hedges of this type.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
2020
Interest rate contracts	Interest expense	$275
Fixed-rate debt	Interest expense	(274)
Net impact to interest expense		$1
Foreign currency contracts	Other income (loss) — net	$(4)
Available-for-sale securities	Other income (loss) — net	5
Net impact to other income (loss) — net		$1
Net impact of fair value hedging instruments		$2
2019
Interest rate contracts	Interest expense	$368
Fixed-rate debt	Interest expense	(369)
Net impact to interest expense		$(1)
Net impact of fair value hedging instruments		$(1)
2018
Interest rate contracts	Interest expense	$34
Fixed-rate debt	Interest expense	(38)
Net impact to interest expense		$(4)
Foreign currency contracts	Other income (loss) — net	$(6)
Available-for-sale securities	Other income (loss) — net	6
Net impact to other income (loss) — net		$—
Net impact of fair value hedging instruments		$(4)
The following table summarizes the amounts recorded in the consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

	Carrying Values of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Values of Hedged Items[1]
Balance Sheet Location of Hedged Items	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Current maturities of long-term debt	$—	$1,004	$—	$5
Long-term debt	11,129	12,087	646	448
1 Cumulative amount of fair value hedging adjustments does not include changes due to foreign currency exchange rate fluctuations.

Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and a portion of its foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in a number of foreign operations. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation adjustments, a component of AOCI, to offset the changes in the values of the net investments being hedged. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the carrying values of the designated portions of the non-derivative financial instruments due to changes in foreign currency exchange rates are recorded in net foreign currency translation adjustments. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of December 31,		Year Ended December 31,
	2020	2019	2020	2019	2018
Foreign currency contracts	$451	$—	$(5)	$51	$(14)
Foreign currency denominated debt	13,336	12,334	(1,089)	144	653
Total	$13,787	$12,334	$(1,094)	$195	$639
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the years ended December 31, 2020, 2019 and 2018. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2020, 2019 and 2018. The cash inflows and outflows associated with the Company's derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $5,727 million and $4,291 million as of December 31, 2020 and 2019, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $715 million and $425 million as of December 31, 2020 and 2019, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Year Ended December 31,
		2020	2019	2018
Foreign currency contracts	Net operating revenues	$58	$(4)	$22
Foreign currency contracts	Cost of goods sold	6	1	9
Foreign currency contracts	Other income (loss) — net	(13)	(66)	(264)
Commodity contracts	Cost of goods sold	54	(23)	(25)
Interest rate contracts	Interest expense	6	—	(1)
Other derivative instruments	Selling, general and administrative expenses	21	47	(18)
Other derivative instruments	Other income (loss) — net	(55)	48	(22)
Total		$77	$3	$(299)
NOTE 6: EQUITY METHOD INVESTMENTS
Our consolidated net income includes our Company's proportionate share of the net income or loss of our equity method investees. When we record our proportionate share of net income, it increases equity income (loss) — net in our consolidated statement of income and our carrying value of that investment. Conversely, when we record our proportionate share of a net loss, it decreases equity income (loss) — net in our consolidated statement of income and our carrying value of that investment. The Company's proportionate share of the net income or loss of our equity method investees includes significant operating and nonoperating items recorded by our equity method investees. These items can have a significant impact on the amount of equity income (loss) — net in our consolidated statement of income and our carrying value of those investments. Refer to Note 17 for additional information related to significant operating and nonoperating items recorded by our equity method investees. The carrying values of our equity method investments are also impacted by our proportionate share of items impacting the equity method investees' AOCI.
We eliminate from our financial results all significant intercompany transactions to the extent of our ownership interest, including the intercompany portion of transactions with equity method investees.
The Company's equity method investments include, but are not limited to, our ownership interests in Coca-Cola European Partners plc ("CCEP"), Monster, AC Bebidas, Coca-Cola FEMSA, Coca-Cola HBC AG ("Coca-Cola Hellenic") and Coca-Cola Bottlers Japan Holdings Inc. ("CCBJHI"). As of December 31, 2020, we owned approximately 19 percent, 19 percent, 20 percent, 28 percent, 23 percent and 19 percent, respectively, of these companies' outstanding shares. As of December 31, 2020, our investments in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $8,762 million. This difference is not amortized.
A summary of financial information for our equity method investees in the aggregate is as follows (in millions):

Year Ended December 31,[1]	2020	2019	2018
Net operating revenues	$69,384	$75,980	$75,482
Cost of goods sold	41,139	44,881	44,933
Gross profit	$28,245	$31,099	$30,549
Operating income	$7,056	$7,748	$7,511
Consolidated net income	$4,176	$4,597	$4,646
Less: Net income attributable to noncontrolling interests	54	63	101
Net income attributable to common shareowners	$4,122	$4,534	$4,545
Company equity income (loss) — net	$978	$1,049	$1,008
1 The financial information represents the results of the equity method investees during the Company's period of ownership.

December 31,	2020	2019
Current assets	$29,431	$25,654
Noncurrent assets	67,900	68,269
Total assets	$97,331	$93,923
Current liabilities	$20,033	$20,271
Noncurrent liabilities	33,613	31,321
Total liabilities	$53,646	$51,592
Equity attributable to shareowners of investees	$42,622	$41,203
Equity attributable to noncontrolling interests	1,063	1,128
Total equity	$43,685	$42,331
Company equity method investments	$19,273	$19,025
Net sales to equity method investees, the majority of which are located outside the United States, were $13,041 million, $14,832 million and $14,799 million in 2020, 2019 and 2018, respectively. Total payments, primarily related to marketing, made to equity method investees were $547 million, $897 million and $1,131 million in 2020, 2019 and 2018, respectively. The decrease in net sales to, and payments made to, equity method investees in 2020 was primarily due to the impact of the COVID-19 pandemic. The decrease in payments made to equity method investees in 2019 was primarily due to changes in bottler funding arrangements. In addition, purchases of beverage products from equity method investees were $452 million, $426 million and $536 million in 2020, 2019 and 2018, respectively. The decrease in purchases of beverage products in 2019 was primarily due to reduced purchases of Monster products as a result of the North America refranchising activities. Refer to Note 2.
The following table presents the difference between calculated fair value, based on quoted closing prices of publicly traded shares, and our Company's carrying value in investments in publicly traded companies accounted for under the equity method (in millions):

December 31, 2020	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$9,444	$4,020	$5,424
Coca-Cola European Partners plc	4,383	3,959	424
Coca-Cola FEMSA, S.A.B. de C.V.	2,657	1,632	1,025
Coca-Cola HBC AG	2,657	1,282	1,375
Coca-Cola Amatil Limited	2,222	707	1,515
Coca-Cola Consolidated, Inc.	661	169	492
Coca-Cola Bottlers Japan Holdings Inc.	522	522	—
Coca-Cola İçecek A.Ş.	440	197	243
Embotelladora Andina S.A.	143	116	27
Total	$23,129	$12,604	$10,525
Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $1,025 million and $1,707 million as of December 31, 2020 and 2019, respectively. The total amount of dividends received from equity method investees was $467 million, $628 million and $551 million for the years ended December 31, 2020, 2019 and 2018, respectively. The amount of consolidated reinvested earnings that represents undistributed earnings of investments accounted for under the equity method as of December 31, 2020 was $5,498 million.

NOTE 7: INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table presents the carrying values of indefinite-lived intangible assets included in our consolidated balance sheets (in millions):

December 31,	2020	2019
Trademarks[1]	$10,395	$9,266
Goodwill	17,506	16,764
Other	225	219
Indefinite-lived intangible assets	$28,126	$26,249
1 For information related to the Company's acquisitions, refer to Note 2.
The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Total
2019
Balance at beginning of year	$1,051	$168	$7,943	$152	$414	$4,381	$14,109
Effect of foreign currency translation	(8)	2	—	1	1	79	75
Acquisitions[1]	141	—	—	—	2,505	173	2,819
Purchase accounting adjustments[1,2]	110	—	—	17	(114)	(252)	(239)
Balance at end of year	$1,294	$170	$7,943	$170	$2,806	$4,381	$16,764
2020
Balance at beginning of year	$1,294	$170	$7,943	$170	$2,806	$4,381	$16,764
Effect of foreign currency translation	40	(6)	—	7	84	(216)	(91)
Acquisitions[1]	—	—	775	—	—	—	775
Purchase accounting adjustments[1,3]	(26)	—	74	24	2	(2)	72
Impairments	—	—	—	—	—	(14)	(14)
Balance at end of year	$1,308	$164	$8,792	$201	$2,892	$4,149	$17,506
1For information related to the Company's acquisitions, refer to Note 2.
2 Includes the allocation of goodwill from the Global Ventures segment to other reporting units expected to benefit from the Costa acquisition as well as the finalization of purchase accounting related to CCBA and the Philippine bottling operations. Refer to Note 2.
3 Includes the allocation of goodwill from the Europe, Middle East and Africa segment to other reporting units expected to benefit from the CHI acquisition as well as purchase accounting adjustments related to fairlife. Refer to Note 2.
Definite-Lived Intangible Assets
The following table provides information related to definite-lived intangible assets (in millions):

	December 31, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$195	$(61)	$134	$344	$(177)	$167
Trademarks	245	(77)	168	177	(99)	78
Other	332	(210)	122	396	(124)	272
Total	$772	$(348)	$424	$917	$(400)	$517

Total amortization expense for intangible assets subject to amortization was $203 million, $120 million and $49 million in 2020, 2019 and 2018, respectively. The increase in amortization expense in 2020 was due to the recognition of a full year of intangible amortization related to CCBA versus seven months in 2019.
Based on the carrying value of definite-lived intangible assets as of December 31, 2020, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense
2021	$163
2022	74
2023	43
2024	31
2025	25
NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2020	2019
Accounts payable	$3,517	$3,804
Accrued marketing expenses	1,930	2,059
Variable consideration payable	1,137	979
Other accrued expenses	3,352	2,856
Accrued compensation	609	1,021
Accrued sales, payroll and other taxes	443	442
Container deposits	157	151
Accounts payable and accrued expenses	$11,145	$11,312
NOTE 9: LEASES
We have operating leases primarily for real estate, aircraft, vehicles, and manufacturing and other equipment.
Balance sheet information related to operating leases is as follows (in millions):

December 31,	2020	2019
Operating lease ROU assets[1]	$1,548	$1,372
Current portion of operating lease liabilities[2]	$322	$281
Noncurrent portion of operating lease liabilities[3]	1,300	1,111
Total operating lease liabilities	$1,622	$1,392
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
We had operating lease costs of $353 million and $327 million for the years ended December 31, 2020 and 2019, respectively. During 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities was $365 million and $339 million, respectively. Operating lease ROU assets obtained in exchange for operating lease obligations were $528 million and $308 million for the years ended December 31, 2020 and 2019, respectively.
Information associated with the measurement of our remaining operating lease obligations as of December 31, 2020 is as follows:

Weighted-average remaining lease term	9 years
Weighted-average discount rate	3%

Our leases have remaining lease terms of 1 year to 44 years, inclusive of renewal or termination options that we are reasonably certain to exercise.
The following table summarizes the maturities of our operating lease liabilities as of December 31, 2020 (in millions):

2021	$340
2022	299
2023	252
2024	207
2025	170
Thereafter	565
Total operating lease payments	1,833
Less: Imputed interest	211
Total operating lease liabilities	$1,622
NOTE 10: DEBT AND BORROWING ARRANGEMENTS
Short-Term Borrowings
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2020 and 2019, we had $1,329 million and $10,007 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 1.3 percent and 2.0 percent per year as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company also had $854 million and $987 million, respectively, in lines of credit, short-term credit facilities and other short-term borrowings that were primarily related to our international operations.
In addition, we had $10,467 million in unused lines of credit and other short-term credit facilities as of December 31, 2020, of which $7,490 million was in backup lines of credit for general corporate purposes. These backup lines of credit expire at various times from 2021 through 2025. There were no borrowings under these corporate backup lines of credit during 2020. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.
Long-Term Debt
During 2020, the Company issued U.S. dollar- and euro-denominated debt of $15,600 million and €2,600 million, respectively. The carrying value of this debt as of December 31, 2020 was $17,616 million. The general terms of the notes issued are as follows:
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
During 2020, the Company retired upon maturity Australian dollar- and U.S. dollar-denominated notes. The general terms of the notes retired are as follows:
•AUD450 million total principal amount of notes due June 9, 2020, at a fixed interest rate of 2.600 percent;
•$171 million total principal amount of zero coupon notes due June 20, 2020;
•$1,500 million total principal amount of notes due October 27, 2020, at a fixed interest rate of 1.875 percent;
•$1,250 million total principal amount of notes due November 1, 2020, at a fixed interest rate of 2.450 percent; and
•$1,000 million total principal amount of notes due November 15, 2020, at a fixed interest rate of 3.150 percent.
During 2020, the Company also extinguished prior to maturity U.S. dollar- and euro-denominated debt of $3,815 million and €2,679 million, respectively, resulting in associated charges of $459 million recorded in the line item interest expense in our consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying amount of the debt extinguished, including the impact of the related fair value hedging relationships. We also incurred charges of $25 million as a result of the reclassification of related cash flow hedging balances from AOCI into income. The general terms of the notes that were extinguished are as follows:
•€379 million total principal amount of notes due March 8, 2021, at a variable interest rate equal to the three-month Euro Interbank Offered Rate ("EURIBOR") plus 0.200 percent;
•€500 million total principal amount of notes due March 9, 2021, at a fixed interest rate of 0.000 percent;
•$1,324 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 3.300 percent;
•$1,000 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 1.550 percent;
•$500 million total principal amount of notes due May 25, 2022, at a fixed interest rate of 2.200 percent;
•€1,000 million total principal amount of notes due September 22, 2022, at a fixed interest rate of 0.125 percent;
•€800 million total principal amount of notes due September 22, 2022, at a fixed interest rate of 1.125 percent;
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
During 2019, the Company issued euro- and U.S. dollar-denominated debt of €3,500 million and $2,000 million, respectively. The carrying value of this debt as of December 31, 2019 was $5,891 million. The general terms of the notes issued are as follows:
•€750 million total principal amount of notes due March 8, 2021, at a variable interest rate equal to the three-month EURIBOR plus 0.200 percent;
•€1,000 million total principal amount of notes due September 22, 2022, at a fixed interest rate of 0.125 percent;
•€1,000 million total principal amount of notes due September 22, 2026, at a fixed interest rate of 0.750 percent;
•€750 million total principal amount of notes due March 8, 2031, at a fixed interest rate of 1.250 percent;
•$1,000 million total principal amount of notes due September 6, 2024, at a fixed interest rate of 1.750 percent; and
•$1,000 million total principal amount of notes due September 6, 2029, at a fixed interest rate of 2.125 percent.
During 2019, the Company retired upon maturity euro- and U.S. dollar-denominated notes. The general terms of the notes retired are as follows:
•€1,500 million total principal amount of notes due March 8, 2019, at a variable interest rate equal to the three-month EURIBOR plus 0.250 percent;
•€2,000 million total principal amount of notes due September 9, 2019, at a variable interest rate equal to the three-month EURIBOR plus 0.230 percent; and
•$1,000 million total principal amount of notes due May 30, 2019, at a fixed interest rate of 1.375 percent.

During 2018, the Company retired upon maturity U.S. dollar-denominated notes and debentures. The general terms of the notes and debentures retired are as follows:
•$26 million total principal amount of debentures due January 29, 2018, at a fixed interest rate of 9.660 percent;
•$750 million total principal amount of notes due March 14, 2018, at a fixed interest rate of 1.650 percent;
•$1,250 million total principal amount of notes due April 1, 2018, at a fixed interest rate of 1.150 percent; and
•$1,250 million total principal amount of notes due November 1, 2018, at a fixed interest rate of 1.650 percent.
The Company also extinguished a portion of the long-term debt that was assumed in connection with our acquisition of Coca‑Cola Enterprises Inc.'s former North America business ("Old CCE"). The extinguished debentures had a total principal amount of $94 million that was due to mature on May 15, 2098, at a fixed interest rate of 7.000 percent. Related to this extinguishment, the Company recorded a net gain of $27 million in the line item interest expense in our consolidated statement of income during the year ended December 31, 2018.
The Company's long-term debt consisted of the following (in millions except average rate data):

	December 31, 2020		December 31, 2019
	Amount	Average Rate [1]	Amount	Average Rate[1]
U.S. dollar notes due 2023–2093	$22,550	2.0%	$14,621	2.4%
U.S. dollar debentures due 2022–2098	1,342	5.1	1,366	4.9
U.S. dollar zero coupon notes due 2020[2]	—	—	168	8.4
Australian dollar notes due 2020–2024	400	2.5	677	2.4
Euro notes due 2021–2040	13,821	0.3	12,807	0.5
Swiss franc notes due 2022–2028	1,236	2.7	1,129	3.7
Other, due through 2098[3]	615	5.2	548	6.2
Fair value adjustments[4]	646	N/A	453	N/A
Total[5,6]	40,610	1.6%	31,769	1.9%
Less: Current portion	485		4,253
Long-term debt	$40,125		$27,516
1    Rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effects of interest rate swap agreements, cross-currency swap agreements and fair value adjustments, if applicable. Refer to Note 5 for a more detailed discussion on interest rate management.
2    As of December 31, 2019, the amount shown is net of an unamortized discount of $3 million.
3    As of December 31, 2020, the amount shown includes $473 million of debt instruments and finance leases that are due through 2031.
4    Amounts represent the changes in fair values due to changes in benchmark interest rates. Refer to Note 5 for additional information about our fair value hedging strategy.
5    As of December 31, 2020 and 2019, the fair value of our long-term debt, including the current portion, was $43,218 million and $32,725 million, respectively.
6    The above notes and debentures include various restrictions, none of which is presently significant to our Company.
Total interest paid was $935 million, $921 million and $903 million in 2020, 2019 and 2018, respectively.
Maturities of long-term debt for the five years succeeding December 31, 2020 are as follows (in millions):

Maturities of Long-Term Debt
2021	$485
2022	1,391
2023	4,272
2024	2,061
2025	2,753

NOTE 11: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2020, we were contingently liable for guarantees of indebtedness owed by third parties of $431 million, of which $109 million was related to VIEs. Refer to Note 1 for additional information related to the Company's maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable.
We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.
Legal Contingencies
The Company is involved in various legal proceedings. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. Management believes that the total liabilities of the Company that may arise as a result of currently pending legal proceedings (excluding tax audit claims) will not have a material adverse effect on the Company taken as a whole.
Indemnifications
At the time we acquire or divest an ownership interest in an entity, we sometimes agree to indemnify the seller or buyer for specific contingent liabilities. Management believes that any liability to the Company that may arise as a result of any such indemnification agreements will not have a material adverse effect on the Company taken as a whole.
Tax Audits
The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained; (2) the tax position is "more likely than not" to be sustained but for a lesser amount; or (3) the tax position is "more likely than not" to be sustained but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities, such as legislation and statutes, legislative intent, regulations, rulings and caselaw and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved. The number of years subject to tax audits or tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained; (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Refer to Note 14.
On September 17, 2015, the Company received a Statutory Notice of Deficiency ("Notice") from the Internal Revenue Service ("IRS") seeking approximately $3.3 billion of additional federal income tax for years 2007 through 2009. In the Notice, the IRS stated its intent to reallocate over $9 billion of income to the U.S. parent company from certain of its foreign affiliates that the U.S. parent company licensed to manufacture, distribute, sell, market and promote its products in certain non-U.S. markets.
The Notice concerned the Company's transfer pricing between its U.S. parent company and certain of its foreign affiliates. IRS rules governing transfer pricing require arm's-length pricing of transactions between related parties such as the Company's U.S. parent and its foreign affiliates.
To resolve the same transfer pricing issue for the tax years 1987 through 1995, the Company and the IRS had agreed in 1996 on an arm's-length methodology for determining the amount of U.S. taxable income that the U.S. parent company would report as compensation from its foreign licensees. The Company and the IRS memorialized this accord in a closing agreement resolving that dispute ("Closing Agreement"). The Closing Agreement provided that, absent a change in material facts or circumstances or relevant federal tax law, in calculating the Company's income taxes going forward, the Company would not be assessed penalties by the IRS for using the agreed-upon tax calculation methodology that the Company and the IRS agreed would be used for the 1987-1995 tax years.
The IRS audited and confirmed the Company's compliance with the agreed-upon Closing Agreement methodology in five successive audit cycles for tax years 1996 through 2006.
The September 17, 2015 Notice from the IRS retroactively rejected the previously agreed-upon methodology for the 2007 through 2009 tax years, in favor of an entirely different methodology, without prior notice to the Company. Using the new tax calculation methodology, the IRS reallocated over $9 billion of income to the U.S. parent company from its foreign licensees for tax years 2007 through 2009. Consistent with the Closing Agreement, the IRS did not assert penalties, and it has yet to do so.
The IRS designated the Company's matter for litigation on October 15, 2015. Litigation designation is an IRS determination that forecloses to a company any and all alternative means for resolution of a tax dispute. As a result of the IRS' designation of the Company's matter for litigation, the Company was forced either to accept the IRS' newly imposed tax assessment and pay the full amount of the asserted tax or litigate the matter in the federal courts. The matter remains subject to the IRS' litigation designation, preventing the Company from any attempt to settle or otherwise mutually resolve the matter with the IRS.
The Company consequently initiated litigation by filing a petition in the U.S. Tax Court ("Tax Court") in December 2015, challenging the tax adjustments enumerated in the Notice.
Prior to trial, the IRS increased its transfer pricing adjustment by $385 million, resulting in an additional tax adjustment of $135 million. The Company obtained a summary judgment in its favor on a different matter related to Mexican foreign tax credits, which thereafter effectively reduced the IRS' potential tax adjustment by approximately $138 million.
The trial was held in the Tax Court from March through May 2018, and final post-trial briefs were filed and exchanged in April 2019.
On November 18, 2020, the Tax Court issued an opinion ("Opinion") in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. The Tax Court reserved ruling on the effect of Brazilian legal restrictions on the payment of royalties by the Company's licensee in Brazil until after the Tax Court issues its opinion in the separate case of 3M Co. & Subs. v. Commissioner, T.C. Docket No. 5816-13 (filed March 11, 2013). Once the Tax Court issues its opinion in 3M Co. & Subs. v. Commissioner, the Company expects the Tax Court thereafter to render another opinion, and ultimately a final decision, in the Company's case.
The Company believes that the IRS and the Tax Court misinterpreted and misapplied the applicable regulations in reallocating income earned by the Company's foreign licensees to increase the Company's U.S. tax. Moreover, the Company believes that the retroactive imposition of such tax liability using a calculation methodology different from that previously agreed upon by the IRS and the Company, and audited by the IRS for over a decade, is unconstitutional. The Company intends to assert its claims on appeal and vigorously defend its position.
In determining the amount of tax reserve to be recorded as of December 31, 2020, the Company completed the required two-step evaluation process prescribed by ASC 740, Accounting for Income Taxes. In doing so, we consulted with outside advisors and we reviewed and considered relevant laws, rules, and regulations, including, though not limited to, the Opinion and relevant caselaw. We also considered our intention to vigorously defend our positions and assert our various well-founded legal claims via every available avenue of appeal. We concluded, based on the technical and legal merits of the Company's tax positions, that it is more likely than not the Company's tax positions will ultimately be sustained on appeal. In addition, we considered a number of alternative transfer pricing methodologies, including the methodology asserted by the IRS and affirmed in the Opinion ("Tax Court Methodology"), that could be applied by the courts upon final resolution of the litigation. Based on the required probability analysis, we determined the methodologies we believe the federal courts could ultimately order to be used in calculating the Company's tax. As a result of this analysis, we recorded a tax reserve of $438 million during the year ended December 31, 2020, related to the application of the resulting methodologies as well as the different tax treatment applicable to dividends originally paid to the U.S. parent company by its foreign licensees, in reliance upon the Closing Agreement, that would be recharacterized as royalties in accordance with the Opinion and the Company's analysis.
While the Company strongly disagrees with the IRS' positions and the portions of the Opinion affirming such positions, it is possible that some portion or all of the adjustment proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would likely be subject to significant additional liabilities for the years at issue, and potentially also for subsequent periods, which could have a material adverse impact on the Company's financial position, results of operations, and cash flows.

The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology was ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2020 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 to 2020. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the Tax Reform Act. The Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $12 billion. Additional interest would continue to accrue until the time any such potential liability, or portion thereof, is paid. The Company currently projects that the impact of the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2020, would result in an incremental annual tax liability that would increase the Company's effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company's licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company's Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the United States Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax period. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax period, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $4.6 billion (including interest accrued through December 31, 2020), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $265 million and $301 million as of December 31, 2020 and 2019, respectively.
NOTE 12: STOCK-BASED COMPENSATION PLANS
Our Company grants awards under its stock-based compensation plans to certain employees of the Company. The Coca-Cola Company 2014 Equity Plan ("2014 Equity Plan") was approved by shareowners in April 2014. Under the 2014 Equity Plan, a maximum of 500 million shares of our common stock was approved to be issued through the grant of equity awards to certain employees. The 2014 Equity Plan allows for grants of stock options, performance share units, restricted stock units, restricted stock and other specified award types, including cash awards with performance-based vesting criteria. As of December 31, 2020, there were 345.3 million shares available to be granted under the 2014 Equity Plan. In addition, there were 2.9 million shares from plans approved by shareowners prior to 2014 available for grants of stock option and restricted stock awards.
From 2015 to 2017, certain employees who had previously been eligible for long-term equity awards received long-term performance cash awards. Employees who received these performance cash awards did not receive equity awards as part of the long-term incentive program. In 2017, the Company changed the long-term incentive program for certain employees previously eligible for the performance cash award. These employees no longer participate in the long-term incentive program and were granted a final restricted stock unit award that vests ratably over five years.
Total stock-based compensation expense was $141 million, $201 million and $225 million in 2020, 2019 and 2018, respectively. In 2020, for certain employees who accepted voluntary separation from the Company as a result of our strategic realignment initiatives, the Company modified their outstanding equity awards granted prior to 2020 so that the employees retained all or some of their awards, whereas otherwise the awards would have been forfeited. The incremental stock-based compensation expense arising from the modifications was $15 million, which was recorded in the line item other operating charges in our consolidated statement of income. Refer to Note 18 for additional information on the Company's strategic realignment initiatives. The remainder of stock-based compensation expense in 2020 of $126 million as well as all stock-based compensation expense in 2019 and 2018 were included as a component of selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in our consolidated statements of income related to total stock-based compensation expense was $32 million, $43 million and $47 million in 2020, 2019 and 2018, respectively.
As of December 31, 2020, we had $180 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years as stock‑based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Stock Option Awards
Stock options are generally granted with an exercise price equal to the average of the high and low market prices per share for the Company's stock on the date of grant. The fair value of each stock option award is estimated using a Black-Scholes-Merton option-pricing model and is amortized over the vesting period, which is generally four years.
The weighted-average fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 and the weighted-average assumptions used in the Black-Scholes-Merton option-pricing model for such grants were as follows:

Year Ended December 31,	2020	2019	2018
Fair value of stock options on grant date	$6.44	$4.94	$4.97
Dividend yield[1]	2.7%	3.5%	3.5%
Expected volatility[2]	16.0%	15.5%	15.5%
Risk-free interest rate[3]	1.4%	2.6%	2.8%
Expected term of stock options[4]	6 years	6 years	6 years
1The dividend yield is the calculated yield on the Company's stock on the grant date.
2The expected volatility is based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock and other factors.
3The risk-free interest rate for the period matching the expected term of the stock options is based on the U.S. Treasury yield curve in effect on the grant date.
4The expected term of the stock options represents the period of time that options granted are expected to be outstanding and is derived by analyzing historical exercise behavior.
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
Stock option activity during the year ended December 31, 2020 was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2020	105	$38.43
Granted	7	59.38
Exercised	(23)	35.67
Forfeited/expired	(1)	53.82
Outstanding on December 31, 2020	88	$40.55	4.16 years	$1,289
Expected to vest	87	$40.44	4.11 years	$1,283
Exercisable on December 31, 2020	72	$38.43	3.29 years	$1,188
The total intrinsic value of the stock options exercised was $453 million, $609 million and $721 million in 2020, 2019 and 2018, respectively. The total number of stock options exercised was 23 million, 34 million and 47 million in 2020, 2019 and 2018, respectively.
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
In 2018, the Company renamed our performance share unit awards to growth share unit awards. For growth share units granted in 2018, 2019 and 2020, the performance criteria were equally weighted among net operating revenues, earnings per share and free cash flow over a predefined performance period of three years. Earnings per share for these purposes is diluted net income per share and free cash flow is net cash provided by operating activities less purchases of property, plant and equipment. Net operating revenues, earnings per share and free cash flow are adjusted for certain items, which are approved and certified by the Audit Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specific performance criteria. Growth share units granted to executives include a relative TSR modifier to determine the number of shares earned at the end of the performance period. The fair value of growth share unit grants that include a TSR modifier is determined using a Monte Carlo valuation model. The fair value of growth share units that do not include a TSR modifier is the quoted market value of the Company's stock on the grant date less the present value of the expected dividends not received during the performance period. Growth share units granted in 2018, 2019 and 2020 will be vested and released at the end of the performance period if the predefined performance criteria are achieved.
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
In the period it becomes probable that the minimum threshold specified in the award will be achieved, we recognize expense for the proportionate share of the total fair value of the performance-based share units related to the vesting period that has already lapsed for the shares expected to vest and be released. The remaining fair value of the shares expected to vest and be released is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that we will achieve the minimum threshold specified in the award, we reverse all previously recognized compensation expense in the period such a determination is made.
Performance share units and growth share units are generally settled in stock, except for certain circumstances such as death or disability, in which case former employees or their beneficiaries are provided a cash equivalent payment. As of December 31, 2020, growth share units of approximately 1,872,000, 1,983,000 and 1,788,000 were outstanding for the 2018-2020, 2019-2021 and 2020-2022 performance periods, respectively, based on the target award amounts.
The following table summarizes information about performance share units and growth share units based on the target award amounts:

	Performance Share Units and Growth Share Units (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding on January 1, 2020	6,831	$38.57
Granted	1,983	57.00
Conversions into restricted stock units[1]	(2,662)	35.30
Paid in cash equivalent	(5)	38.20
Canceled/forfeited	(504)	46.36
Outstanding on December 31, 2020[2]	5,643	$45.89
1Represents the target amount of performance share units converted into restricted stock units for the 2017-2019 performance period. The vesting of restricted stock units is subject to the terms of the performance share unit agreements.
2The outstanding growth share units as of December 31, 2020 at the threshold award and maximum award levels were approximately 2,384,000 and 12,950,000, respectively.
The weighted-average grant date fair value of growth share units granted in 2020, 2019 and 2018 was $57.00, $40.29 and $41.02, respectively. The Company converted performance share units and growth share units of approximately 5,000 in 2020 and approximately 1,000 in 2019 into cash equivalent payments of $0.2 million and $0.1 million, respectively, to former employees or their beneficiaries due to certain circumstances such as death or disability. The Company did not convert any performance share units or growth share units into cash equivalent payments in 2018.

The following table summarizes information about performance-based restricted stock units based on the performance share units' certified award level:

	Restricted Stock Units (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested on January 1, 2020	3,195	$39.70
Conversions from performance share units	3,785	35.30
Vested and released	(3,189)	39.72
Canceled/forfeited	(63)	35.71
Nonvested on December 31, 2020	3,728	$35.30
The total intrinsic value of restricted shares that were vested and released was $191 million, $118 million and $305 million in 2020, 2019 and 2018, respectively.
Time-Based Restricted Stock and Restricted Stock Unit Awards
Prior to the release date, time-based restricted stock and restricted stock units granted from the 2014 Equity Plan do not entitle recipients to vote or receive dividends and will be forfeited in the event of the recipient's termination of employment, except for reasons such as death or disability. Certain other time-based restricted stock awards entitle recipients to vote and receive dividends. The fair value of the restricted stock and restricted stock units expected to vest and be released is expensed on a straight-line basis over the vesting period. As of December 31, 2020, the Company had outstanding nonvested time-based restricted stock and restricted stock units totaling approximately 4,162,000, most of which do not have voting rights or pay dividends.
The following table summarizes information about time-based restricted stock and restricted stock units:

	Restricted Stock and Restricted Stock Units (In thousands)	Weighted-Average Grant Date Fair Value
Nonvested on January 1, 2020	4,054	$40.73
Granted	1,354	53.90
Vested and released	(735)	41.52
Canceled/forfeited	(511)	46.30
Nonvested on December 31, 2020	4,162	$44.18
NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Our Company sponsors and/or contributes to pension and postretirement health care and life insurance benefit plans covering substantially all U.S. employees. We also sponsor nonqualified, unfunded defined benefit pension plans for certain employees. In addition, our Company and its subsidiaries have various pension plans and other forms of postretirement benefit arrangements outside the United States.
We refer to the funded defined benefit pension plan in the United States that is not associated with collective bargaining agreements as the "primary U.S. plan." As of December 31, 2020, the primary U.S. plan represented 61 percent and 59 percent of the Company's consolidated projected benefit obligation and pension plan assets, respectively.

Obligations and Funded Status
The following table sets forth the changes in benefit obligations and the fair value of plan assets for our pension and other postretirement benefit plans (in millions):

	Pension Plans		Other Postretirement Benefit Plans
Year Ended December 31,	2020	2019	2020	2019
Benefit obligation at beginning of year[1]	$8,757	$8,015	$757	$719
Service cost	112	104	11	9
Interest cost	235	291	21	28
Participant contributions	1	1	12	20
Foreign currency exchange rate changes	67	(28)	(1)	(2)
Amendments	3	(1)	—	—
Net actuarial loss[2]	746	931	22	71
Benefits paid	(485)	(537)	(59)	(86)
Settlements[3]	(81)	(19)	—	—
Curtailments[3]	(15)	(2)	6	(2)
Special termination benefits	2	1	—	—
Other	72	1	—	—
Benefit obligation at end of year[1]	$9,414	$8,757	$769	$757
Fair value of plan assets at beginning of year	$8,080	$7,429	$339	$289
Actual return on plan assets	830	1,111	51	38
Employer contributions	30	36	—	—
Participant contributions	1	1	7	15
Foreign currency exchange rate changes	97	(26)	—	—
Benefits paid	(419)	(453)	(1)	(3)
Settlements[3]	(53)	(18)	—	—
Other	73	—	—	—
Fair value of plan assets at end of year	$8,639	$8,080	$396	$339
Net liability recognized	$(775)	$(677)	$(373)	$(418)
1 For pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $9,263 million and $8,607 million as of December 31, 2020 and 2019, respectively.
2 A decrease in the weighted-average discount rate was the primary driver of net actuarial loss during 2020 and 2019. For our primary U.S. pension plan, a decrease in the discount rate resulted in actuarial loss of $491 million and $611 million during 2020 and 2019, respectively. Other drivers of net actuarial loss included assumption updates, plan experience, our strategic realignment initiatives and our productivity and reinvestment program. Refer to Note 18.
3 Settlements and curtailments were primarily related to our strategic realignment initiatives and our productivity and reinvestment program. Refer to Note 18.
Pension and other postretirement benefit plan amounts recognized in our consolidated balance sheets were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2020	2019	2020	2019
Other assets	$1,151	$998	$—	$—
Accounts payable and accrued expenses	(116)	(72)	(19)	(21)
Other liabilities	(1,810)	(1,603)	(354)	(397)
Net liability recognized	$(775)	$(677)	$(373)	$(418)

Certain of our pension plans have a projected benefit obligation in excess of the fair value of plan assets. For these plans, the projected benefit obligation and the fair value of plan assets were as follows (in millions):

December 31,	2020	2019
Projected benefit obligation	$7,722	$7,194
Fair value of plan assets	5,796	5,515
Certain of our pension plans have an accumulated benefit obligation in excess of the fair value of plan assets. For these plans, the accumulated benefit obligation and the fair value of plan assets were as follows (in millions):

December 31,	2020	2019
Accumulated benefit obligation	$7,553	$7,052
Fair value of plan assets	5,745	5,485
All of our other postretirement benefit plans have an accumulated postretirement benefit obligation in excess of the fair value of plan assets.
Pension Plan Assets
The following table presents total assets by asset class for our U.S. and non-U.S. pension plans (in millions):

	U.S. Pension Plans		Non-U.S. Pension Plans
December 31,	2020	2019	2020	2019
Cash and cash equivalents	$279	$364	$399	$377
Equity securities:
U.S.-based companies	1,382	1,231	757	673
International-based companies	988	770	738	617
Fixed-income securities:
Government bonds	220	263	417	273
Corporate bonds and debt securities	926	899	116	65
Mutual, pooled and commingled funds[1]	301	279	513	619
Hedge funds/limited partnerships	588	652	34	37
Real estate	326	337	6	5
Derivative financial instruments	(1)	—	(14)	—
Other	364	354	300	265
Total pension plan assets[2]	$5,373	$5,149	$3,266	$2,931
1 Mutual, pooled and commingled funds include investments in equity securities, fixed-income securities and combinations of both. There are a significant number of mutual, pooled and commingled funds from which investors can choose. The selection of the type of fund is dictated by the specific investment objectives and needs of a given plan. These objectives and needs vary greatly between plans.
2 Fair value disclosures related to our pension plan assets are included in Note 16. Fair value disclosures include, but are not limited to, the levels within the fair value hierarchy in which the fair value measurements in their entirety fall; a reconciliation of the beginning and ending balances of Level 3 assets; and information about the valuation techniques and inputs used to measure the fair value of our pension plan assets.

Investment Strategy for U.S. Pension Plans
The Company utilizes the services of investment managers to actively manage the assets of our U.S. pension plans. We have established asset allocation targets and investment guidelines with each investment manager. Our asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the plans. Selection of the targeted asset allocation for U.S. pension plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Our target allocation is a mix of 42 percent equity investments, 30 percent fixed-income investments and 28 percent alternative investments. We believe this target allocation will enable us to achieve the following long-term investment objectives:
(1)optimize the long-term return on plan assets at an acceptable level of risk;
(2)maintain a broad diversification across asset classes and among investment managers; and
(3)maintain careful control of the risk level within each asset class.
The guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2020, no investment manager was responsible for more than 9 percent of total U.S. pension plan assets.
Our target allocation of 42 percent equity investments is composed of 60 percent global equities, 16 percent emerging market equities and 24 percent domestic small- and mid-cap equities. Optimal returns through our investments in global equities are achieved through security selection as well as country and sector diversification. Investments in our common stock accounted for approximately 4 percent of our total global equities and approximately 3 percent of total U.S. pension plan assets. Our investments in global equities are intended to provide diversified exposure to both U.S. and non-U.S. equity markets. Our investments in both emerging market equities and domestic small- and mid-cap equities may experience large swings in their market value. Our investments in these asset classes are selected based on capital appreciation potential.
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
Investment Strategy for Non-U.S. Pension Plans
As of December 31, 2020, the long-term target allocation for 69 percent of our international subsidiaries' pension plan assets, primarily certain of our European and Canadian plans, was 64 percent equity securities, 4 percent fixed-income securities and 32 percent other investments. The actual allocation for the remaining 31 percent of the Company's international subsidiaries' pension plan assets consisted of 42 percent mutual, pooled and commingled funds; 21 percent fixed-income securities; 1 percent equity securities and 36 percent other investments. The investment strategies for our international subsidiaries' pension plans vary greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.
Other Postretirement Benefit Plan Assets
Plan assets associated with other postretirement benefits primarily represent funding of one of the U.S. postretirement benefit plans through a Voluntary Employee Beneficiary Association ("VEBA"), a tax-qualified trust. The VEBA assets are primarily invested in liquid assets due to the level and timing of expected future benefit payments.

The following table presents total assets by asset class for our other postretirement benefit plans (in millions):

December 31,	2020	2019
Cash and cash equivalents	$30	$57
Equity securities:
U.S.-based companies	170	124
International-based companies	12	9
Fixed-income securities:
Government bonds	3	3
Corporate bonds and debt securities	80	47
Mutual, pooled and commingled funds	86	84
Hedge funds/limited partnerships	7	7
Real estate	4	4
Other	4	4
Total other postretirement benefit plan assets[1]	$396	$339
1Fair value disclosures related to our other postretirement benefit plan assets are included in Note 16. Fair value disclosures include, but are not limited to, the levels within the fair value hierarchy in which the fair value measurements in their entirety fall and information about the valuation techniques and inputs used to measure the fair value of our other postretirement benefit plan assets.
Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost (income) for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans			Other Postretirement Benefit Plans
Year Ended December 31,	2020	2019	2018	2020	2019	2018
Service cost	$112	$104	$124	$11	$9	$11
Interest cost	235	291	296	21	28	25
Expected return on plan assets[1]	(587)	(552)	(650)	(16)	(13)	(13)
Amortization of prior service cost (credit)	3	(4)	(3)	(3)	(2)	(14)
Amortization of net actuarial loss[2]	171	151	128	5	2	3
Net periodic benefit cost (income)	(66)	(10)	(105)	18	24	12
Settlement charges[3]	23	6	240	—	—	—
Curtailment charges (credits)[3]	1	—	5	6	(2)	(4)
Special termination benefits[3]	2	1	7	—	—	—
Other	(4)	1	—	—	—	(1)
Total cost (income) recognized in consolidated statements of income	$(44)	$(2)	$147	$24	$22	$7
1The Company has elected to use the actual fair value of plan assets as the market-related value of assets in the determination of the expected return on plan assets.
2Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10 percent of the greater of the benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the plan participants.
3Settlements, curtailments and special termination benefits were primarily related to our strategic realignment initiatives, our productivity and reinvestment program and the refranchising of certain of our North America bottling operations. Refer to Note 2 and Note 18.
All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income.

Impact on Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI for our pension and other postretirement benefit plans (in millions, pretax):

	Pension Plans			Other Postretirement Benefit Plans
Year Ended December 31,	2020		2019	2020	2019
Balance in AOCI at beginning of year	$(2,678)		$(2,482)	$(59)	$(15)
Recognized prior service cost (credit)	3		(4)	(3)	(4)
Recognized net actuarial loss	195	[1]	157	11	2
Prior service credit (cost) occurring during the year	(3)		1	—	—
Net actuarial (loss) gain occurring during the year	(488)	[2]	(370)	7	(44)
Net foreign currency translation adjustments	(41)		20	(3)	2
Balance in AOCI at end of year	$(3,012)		$(2,678)	$(47)	$(59)
1    Includes $23 million of recognized net actuarial loss due to the impact of settlements.
2    Includes $15 million of net actuarial loss occurring during the year due to the impact of curtailments.
The following table sets forth the amounts in AOCI for our pension and other postretirement benefit plans (in millions, pretax):

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2020	2019	2020	2019
Prior service credit (cost)	$(10)	$(12)	$17	$23
Net actuarial loss	(3,002)	(2,666)	(64)	(82)
Balance in AOCI at end of year	$(3,012)	$(2,678)	$(47)	$(59)
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations for our pension and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2020	2019	2020	2019
Discount rate	2.50%	3.25%	2.75%	3.50%
Interest crediting rate	3.00%	3.50%	N/A	N/A
Rate of increase in compensation levels	3.75%	3.75%	N/A	N/A
Certain weighted-average assumptions used in computing net periodic benefit cost (income) were as follows:

	Pension Plans			Other Postretirement Benefit Plans
Year Ended December 31,	2020	2019	2018	2020	2019	2018
Discount rate	3.25%	4.00%	3.50%	3.50%	4.25%	3.50%
Interest crediting rate	3.50%	3.75%	3.25%	N/A	N/A	N/A
Rate of increase in compensation levels	3.75%	3.75%	3.50%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	7.75%	8.00%	4.50%	4.50%	4.50%
The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. Rates for U.S. and certain non-U.S. plans at December 31, 2020 were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For other non-U.S. plans, we base the discount rate assumption on comparable indices within each of the countries. The Company measures the service cost and interest cost components of net periodic benefit cost for pension and other postretirement benefit plans by applying the specific spot rates along the yield curve to the plans' projected cash flows. The rate of compensation increase assumption is determined by the Company based upon annual reviews.

The current cash balance interest crediting rate for the primary U.S. pension plan is the yield on six-month U.S. Treasury bills on the last day of September of the previous plan year, plus 150 basis points. The Company assumes that the current cash balance interest crediting rate will grow linearly over 10 years to the ultimate interest crediting rate assumption.
The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2020 net periodic pension cost for the U.S. pension plans was 7.50 percent. As of December 31, 2020, the 5-year, 10-year and 15-year annualized return on plan assets for the primary U.S. plan was 10.2 percent, 8.4 percent and 6.9 percent, respectively. The annualized return since inception was 10.5 percent.
The weighted-average assumptions for health care cost trend rates were as follows:

December 31,	2020	2019
Health care cost trend rate assumed for next year	6.75%	6.75%
Rate to which the trend rate is assumed to decline (the ultimate trend rate)	5.25%	5.25%
Year that the trend rate reaches the ultimate trend rate	2025	2025
We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions. The Company's U.S. postretirement benefit plans are primarily defined dollar benefit plans that limit the effects of health care inflation because the plans have established dollar limits for determining our contributions.
Cash Flows
The estimated future benefit payments for our pension and other postretirement benefit plans are as follows (in millions):

Year Ended December 31,	2021		2022	2023	2024	2025	2026–2030
Benefit payments for pension plans	$657	[1]	$437	$472	$483	$491	$2,492
Benefit payments for other postretirement benefit plans[2]	60		56	54	51	50	226
Total estimated benefit payments	$717		$493	$526	$534	$541	$2,718
1The estimated benefit payments in 2021 are higher due to our strategic realignment initiatives. Refer to Note 18.
2The estimated benefit payments for our other postretirement benefit plans are net of estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to be $2 million for the period 2021–2025 and $2 million for the period 2026–2030.
The Company anticipates making contributions to our pension trusts in 2021 of $25 million, all of which will be allocated to our international plans. The majority of these contributions are required by funding regulations or laws.
Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the largest U.S. defined contribution plan, we match participants' contributions up to a maximum of 3.5 percent of compensation, subject to certain limits. The Company's expense for the U.S. plans totaled $43 million, $43 million and $39 million in 2020, 2019 and 2018, respectively. We also sponsor defined contribution plans in certain locations outside the United States. The Company's expense for these plans totaled $63 million, $64 million and $59 million in 2020, 2019 and 2018, respectively.
Multi-Employer Retirement Plans
The Company participates in various multi-employer retirement plans. Multi-employer retirement plans are designed to provide benefits to or on behalf of employees of multiple employers. These plans are typically established under collective bargaining agreements. Multi-employer retirement plans are generally governed by a board of trustees composed of representatives of both management and labor and are generally funded through employer contributions.
The Company's expense for multi-employer retirement plans totaled $2 million, $5 million and $6 million in 2020, 2019 and 2018, respectively. The plans we currently participate in have contractual arrangements that extend into 2025. If, in the future, we choose to withdraw from any of the multi-employer retirement plans in which we currently participate, we would record the appropriate withdrawal liability, if any, at that time.

NOTE 14: INCOME TAXES
Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2020	2019	2018
United States	$3,149	$3,249	$888
International	6,600	7,537	7,337
Total	$9,749	$10,786	$8,225
Income taxes consisted of the following (in millions):

	United States		State and Local		International		Total
2020
Current	$296		$396		$1,307		$1,999
Deferred	(220)		21		181		(18)
2019
Current	$508		$94		$1,479		$2,081
Deferred	(65)		52		(267)		(280)
2018
Current	$591	[1]	$145		$1,426		$2,162
Deferred	(386)	[1]	(81)	[1]	54	[1]	(413)
1 Includes the tax impact that resulted from changes to our original provisional estimates of the impact of the Tax Reform Act as permitted by Staff Accounting Bulletin No. 118 ("SAB 118").
We made income tax payments of $1,268 million, $2,126 million and $2,120 million in 2020, 2019 and 2018, respectively.
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2023 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $317 million, $335 million and $318 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2020		2019		2018
Statutory U.S. federal tax rate	21.0%		21.0%		21.0%
State and local income taxes — net of federal benefit	1.1		0.9		1.5
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	0.9	[1]	1.1	[4,5,6]	3.1	[8,9]
Equity income or loss	(1.4)		(1.6)		(2.5)
Tax Reform Act	—		—		0.1	[10]
Excess tax benefits on stock-based compensation	(0.8)		(0.9)		(1.3)
Other — net	(0.5)	[2,3]	(3.8)	[7]	(0.6)
Effective tax rate	20.3%		16.7%		21.3%
1 Includes net tax charges of $110 million (or a 1.1 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions, as well as other agreed-upon tax matters.
2 Includes net tax expense of $431 million (or a 4.4 percent impact on our effective tax rate) primarily related to changes in judgment on specific tax positions due to the Opinion and amounts required to be recorded for changes to other uncertain tax positions, including interest and penalties. Also includes a tax benefit of $107 million (or a 1.1 percent impact on our effective tax rate) related to changes in our assessment of certain valuation allowances and a net tax benefit of $135 million (or a 1.4 percent impact on our effective tax rate) related to domestic return to provision adjustments and other tax items.
3 Includes a tax benefit of $40 million (or a 2.4 percent impact on our effective tax rate) associated with the $902 million gain recorded upon the acquisition of the remaining ownership interest in fairlife. Refer to Note 2.
4 Includes net tax charges of $199 million (or a 1.9 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions, as well as other agreed-upon tax matters.
5 Includes the impact of pretax charges of $710 million (or a 1.2 percent impact on our effective tax rate) related to the impairment of certain of our equity method investees.
6 Includes a tax benefit of $199 million (or a 1.5 percent impact on our effective tax rate) recorded as a result of CCBA no longer qualifying as a discontinued operation. Refer to Note 2.
7 Includes a net tax benefit of $184 million (or a 1.7 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, a tax benefit of $145 million (or a 1.4 percent impact on our effective tax rate) related to changes in our assessment of certain valuation allowances and a net tax benefit of $89 million (or a 0.8 percent impact on our effective tax rate) related to domestic return to provision adjustments as well as other agreed-upon tax matters.
8 Includes the impact of pretax charges of $591 million (or a 1.5 percent impact on our effective tax rate) related to other-than-temporary impairments of certain of our equity method investees and the impact of a pretax charge of $554 million (or a 1.9 percent impact on our effective tax rate) related to an impairment of assets held by CCBA.
9 Includes net tax expense of $28 million on net pretax charges of $403 million (or a 1.4 percent impact on our effective tax rate) primarily related to the refranchising of certain foreign bottling operations.
10 Includes net tax expense of $8 million (or a 0.1 percent impact on our effective tax rate) related to the finalization of our accounting related to the Tax Reform Act.
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
As of December 31, 2020, we have not recorded incremental income taxes for any additional outside basis differences of approximately $5.7 billion in our investments in foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities is not practicable.
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
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. U.S. tax authorities have completed their federal income tax examinations for all years prior to 2007. With respect to state and local jurisdictions and countries outside the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2006. For U.S. federal and state tax purposes, the net operating losses and tax credit carryovers acquired in connection with our acquisition of Old CCE that were generated between the years of 1990 through 2010 are subject to adjustments until the year in which they are actually utilized is no longer subject to examination. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for in accordance with the applicable accounting guidance.
On November 18, 2020, the Tax Court issued the Opinion regarding the Company's 2015 litigation with the IRS involving transfer pricing tax adjustments in which the court predominantly sided with the IRS. The Company disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 11.
As of December 31, 2020, the gross amount of unrecognized tax benefits was $915 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $588 million, exclusive of any benefits related to interest and penalties. The remaining $327 million primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2020		2019		2018
Balance of unrecognized tax benefits at beginning of year	$392		$336		$331
Increase related to prior period tax positions	528	[1]	204	[2]	11
Decrease related to prior period tax positions	(1)		—		(2)
Increase related to current period tax positions	26		29		17
Decrease related to settlements with taxing authorities	(19)		(174)	[3]	(4)
Increase (decrease) due to effect of foreign currency exchange rate changes	(11)		(3)		(17)
Balance of unrecognized tax benefits at end of year	$915		$392		$336
1 The increase was primarily related to a change in judgment on certain tax positions due to the Opinion. Refer to Note 11.
2 The increase was primarily related to a change in judgment about the Company's tax positions with several foreign jurisdictions.
3 The decrease was primarily related to a change in judgment about one of the Company's tax positions that became certain as a result of settlement of a matter in the United States.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $391 million, $201 million and $190 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2020, 2019 and 2018, respectively. Of these amounts, $190 million, $11 million and $13 million of expense were recognized in income tax expense in 2020, 2019 and 2018, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a benefit to the Company's effective tax rate.
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

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consisted of the following (in millions):

December 31,	2020	2019
Deferred tax assets:
Property, plant and equipment	$44	$53
Trademarks and other intangible assets	2,214	2,267
Equity method investments (including net foreign currency translation adjustments)	580	372
Derivative financial instruments	523	389
Other liabilities	1,401	1,066
Benefit plans	893	880
Net operating/capital loss carryforwards	320	259
Other	391	311
Gross deferred tax assets	6,366	5,597
Valuation allowances	(406)	(303)
Total deferred tax assets	$5,960	$5,294
Deferred tax liabilities:
Property, plant and equipment	$(837)	$(877)
Trademarks and other intangible assets	(1,661)	(1,533)
Equity method investments (including net foreign currency translation adjustments)	(1,533)	(1,667)
Derivative financial instruments	(435)	(348)
Other liabilities	(402)	(351)
Benefit plans	(321)	(286)
Other	(144)	(104)
Total deferred tax liabilities	$(5,333)	$(5,166)
Net deferred tax assets	$627	$128
As of December 31, 2020 and 2019, we had net deferred tax assets of $1.4 billion and $1.3 billion, respectively, located in countries outside the United States.
As of December 31, 2020, we had $2,669 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $687 million must be utilized within the next five years, and the remainder can be utilized over a period greater than five years.
An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2020	2019	2018
Balance at beginning of year	$303	$419	$519
Additions	240	148	83
Deductions	(137)	(264)	(183)
Balance at end of year	$406	$303	$419
The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards from operations in various jurisdictions and basis differences in certain equity investments. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheet.
In 2020, the Company recognized a net increase of $103 million in its valuation allowances. The increase was primarily due to net increases in the deferred tax assets and related valuation allowances on certain equity investments. The increase was also due to the increase of valuation allowances after considering significant negative evidence on the utilization of certain net operating losses and excess foreign tax credits.
In 2019, the Company recognized a net decrease of $116 million in its valuation allowances. This decrease was primarily due to the reversal of a valuation allowance after considering significant positive evidence on the utilization of certain net operating losses. This decrease was also due to the reversal of a valuation allowance in our U.S. operations related to expenses that were previously determined to be nondeductible and the changes in net operating losses in the normal course of business. The decreases were partially offset by an increase in the valuation allowance due to increases in the deferred tax assets and related valuation allowances on certain equity method investments and an increase due to the acquisition of foreign operations.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

December 31,	2020	2019
Net foreign currency translation adjustments	$(12,028)	$(11,270)
Accumulated net gains (losses) on derivatives	(194)	(209)
Unrealized net gains (losses) on available-for-sale debt securities	28	75
Adjustments to pension and other postretirement benefit liabilities	(2,407)	(2,140)
Accumulated other comprehensive income (loss)	$(14,601)	$(13,544)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Year Ended December 31, 2020
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$7,747	$21	$7,768
Other comprehensive income:
Net foreign currency translation adjustments	(758)	(153)	(911)
Net gains (losses) on derivatives[1]	15	—	15
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(47)	—	(47)
Net change in pension and other postretirement benefit liabilities[3]	(267)	—	(267)
Total comprehensive income	$6,690	$(132)	$6,558
1 Refer to Note 5 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
3 Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI, for the years ended December 31, 2020, 2019 and 2018 was as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2020
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(2,223)	$150	$(2,073)
Reclassification adjustments recognized in net income	3	—	3
Gains (losses) on intra-entity transactions that are of a long-term investment nature	2,133	—	2,133
Gains (losses) on net investment hedges arising during the year[1]	(1,094)	273	(821)
Net foreign currency translation adjustments	$(1,181)	$423	$(758)
Derivatives:
Gains (losses) arising during the year	$(54)	$13	$(41)
Reclassification adjustments recognized in net income	74	(18)	56
Net gains (losses) on derivatives[1]	$20	$(5)	$15
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$(64)	$22	$(42)
Reclassification adjustments recognized in net income	(7)	2	(5)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(71)	$24	$(47)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$(560)	$138	$(422)
Reclassification adjustments recognized in net income	206	(51)	155
Net change in pension and other postretirement benefit liabilities[3]	$(354)	$87	$(267)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,586)	$529	$(1,057)

2019
Foreign currency translation adjustments:
Translation adjustments arising during the year	$52	$(54)	$(2)
Reclassification adjustments recognized in net income	192	—	192
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(307)	—	(307)
Gains (losses) on net investment hedges arising during the year[1]	195	(49)	146
Net foreign currency translation adjustments	$132	$(103)	$29
Derivatives:
Gains (losses) arising during the year	$(225)	$49	$(176)
Reclassification adjustments recognized in net income	163	(41)	122
Net gains (losses) on derivatives[1]	$(62)	$8	$(54)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$47	$(4)	$43
Reclassification adjustments recognized in net income	(31)	6	(25)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$16	$2	$18
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$(379)	$105	$(274)
Reclassification adjustments recognized in net income	151	(36)	115
Net change in pension and other postretirement benefit liabilities[3]	$(228)	$69	$(159)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(142)	$(24)	$(166)

	Before-Tax Amount	Income Tax	After-Tax Amount
2018
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(1,728)	$59	$(1,669)
Reclassification adjustments recognized in net income	398	—	398
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,296)	—	(1,296)
Gains (losses) on net investment hedges arising during the year[1]	639	(160)	479
Net foreign currency translation adjustments	$(1,987)	$(101)	$(2,088)
Derivatives:
Gains (losses) arising during the year	$59	$(16)	$43
Reclassification adjustments recognized in net income	(68)	18	(50)
Net gains (losses) on derivatives[1]	$(9)	$2	$(7)
Available-for-sale securities:
Unrealized gains (losses) arising during the year	$(50)	$11	$(39)
Reclassification adjustments recognized in net income	5	—	5
Net change in unrealized gains (losses) on available-for-sale securities[2]	$(45)	$11	$(34)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$(299)	$75	$(224)
Reclassification adjustments recognized in net income	341	(88)	253
Net change in pension and other postretirement benefit liabilities[3]	$42	$(13)	$29
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,999)	$(101)	$(2,100)
1 Refer to Note 5 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale securities.
3 Refer to Note 13 for additional information related to the Company's pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our consolidated statement of income where adjustments reclassified from AOCI into income were recorded during the year ended December 31, 2020 (in millions):

Description of AOCI Component	Financial Statement Line Item	Amount Reclassified from AOCI into Income
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$3
	Income before income taxes	3
	Income taxes	—
	Consolidated net income	$3
Derivatives:
Foreign currency contracts	Net operating revenues	$73
Foreign currency and commodity contracts	Cost of goods sold	(9)
Foreign currency contracts	Other income (loss) — net	(60)
Foreign currency and interest rate contracts	Interest expense	70
	Income before income taxes	74
	Income taxes	(18)
	Consolidated net income	$56
Available-for-sale securities:
Sale of securities	Other income (loss) — net	$(7)
	Income before income taxes	(7)
	Income taxes	2
	Consolidated net income	$(5)
Pension and other postretirement benefit liabilities:
Settlement charges[2]	Other income (loss) — net	$23
Curtailment charges[2]	Other income (loss) — net	7
Recognized net actuarial loss	Other income (loss) — net	176
Recognized prior service cost (credit)	Other income (loss) — net	—
	Income before income taxes	206
	Income taxes	(51)
	Consolidated net income	$155

1 Related to the sale of a portion of our ownership interest in one of our equity method investees. Refer to Note 2.
2 The settlement and curtailment charges were related to our strategic realignment initiatives. Refer to Note 13 and Note 18.
NOTE 16: FAIR VALUE MEASUREMENTS
U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than quoted prices included in Level 1. We value assets and liabilities included in this level using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2020
	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$2,049	$210	$12		$103	$—		$2,374
Debt securities[1]	4	2,267	32		—	—		2,303
Derivatives[2]	63	835	—		—	(669)	[6]	229	[8]
Total assets	$2,116	$3,312	$44		$103	$(669)		$4,906
Liabilities:
Contingent consideration liability	$—	$—	$321	[5]	$—	$—		$321
Derivatives[2]	—	91	—		—	(81)	[7]	10	[8]
Total liabilities	$—	$91	$321		$—	$(81)		$331
1Refer to Note 4 for additional information related to the composition of our equity securities with readily determinable values and debt securities.
2Refer to Note 5 for additional information related to the composition of our derivative portfolio.
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
6 The Company is obligated to return $546 million in cash collateral it has netted against its derivative position.
7 The Company does not have the right to reclaim any cash collateral it has netted against its derivative position.
8 The Company's derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $229 million in the line item other assets, $9 million in the line item accounts payable and accrued expenses and $1 million in the line item other liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

	December 31, 2019
	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,877	$219	$14	$109	$—		$2,219
Debt securities[1]	—	3,291	37	—	—		3,328
Derivatives[2]	9	579	—	—	(392)	[5]	196	[7]
Total assets	$1,886	$4,089	$51	$109	$(392)		$5,743
Liabilities:
Derivatives[2]	$—	$162	$—	$—	$(130)	[6]	$32	[7]
Total liabilities	$—	$162	$—	$—	$(130)		$32
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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the years ended December 31, 2020 and 2019.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2020 and 2019.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or as a result of observable changes in equity securities using the measurement alternative.

The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the following table (in millions):

	Gains (Losses)
Year Ended December 31,	2020		2019
Other-than-temporary impairment charges	$(290)	[1]	$(767)	[1]
Impairment of intangible assets	(215)	[2]	(42)	[4]
Impairment of equity investment without a readily determinable fair value	(26)	[3]	—
CCBA asset adjustments	—		(160)	[5]
Total	$(531)		$(969)
1During the years ended December 31, 2020 and 2019, the Company recorded other-than-temporary impairment charges of $252 million and $406 million, respectively, related to CCBJHI, an equity method investee. Based on the length of time and the extent to which the market value of our investment in CCBJHI was less than our carrying value and the financial condition and near-term prospects of the issuer, management determined that the decline in fair value was other than temporary in nature. These impairment charges were determined using the quoted market prices (a Level 1 measurement) of CCBJHI. The Company also recorded other-than-temporary impairment charges of $38 million and $49 million, respectively, related to certain equity method investees in Latin America. These impairment charges were derived using Level 3 inputs and were primarily driven by revised projections of future operating results. During the year ended December 31, 2019, the Company recognized other-than-temporary impairment charges of $255 million related to certain equity method investees in the Middle East. These impairment charges were derived using Level 3 inputs and were primarily driven by revised projections of future operating results largely related to instability in the region and changes in local excise taxes. The Company also recognized an other-than-temporary impairment charge of $57 million related to one of our equity method investees in North America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
2The Company recorded impairment charges of $160 million related to its Odwalla trademark in North America, as the Company decided in June 2020 to discontinue its Odwalla juice business. The Company also recorded an impairment charge of $55 million related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company's portfolio. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
3The Company recorded an impairment charge of $26 million related to an investment in an equity security without a readily determinable fair value. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
4The Company recorded an impairment charge of $42 million related to a trademark in Asia Pacific, which was primarily driven by revised projections of future operating results for the trademark. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
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
Fair Value Measurements for Pension and Other Postretirement Benefit Plan Assets
The fair value hierarchy discussed above is not only applicable to assets and liabilities that are included in our consolidated balance sheets but is also applied to certain other assets that indirectly impact our consolidated financial statements. For example, our Company sponsors and/or contributes to a number of pension and other postretirement benefit plans. Assets contributed by the Company become the property of the individual plans. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost as well as amounts recognized in our consolidated balance sheets. Refer to Note 13. The Company uses the fair value hierarchy to measure the fair value of assets held by our various pension and other postretirement benefit plans.

Pension Plan Assets
The following table summarizes the levels within the fair value hierarchy for our pension plan assets (in millions):

	December 31, 2020								December 31, 2019
	Level 1	Level 2		Level 3		Other	[1]	Total	Level 1	Level 2	Level 3		Other	[1]	Total
Cash and cash equivalents	$558	$120		$—		$—		$678	$597	$144	$—		$—		$741
Equity securities:
U.S.-based companies	2,123	12		4		—		2,139	1,876	7	21		—		1,904
International-based companies	1,694	32		—		—		1,726	1,354	33	—		—		1,387
Fixed-income securities:
Government bonds	—	637		—		—		637	—	536	—		—		536
Corporate bonds and debt securities	—	1,011		31		—		1,042	—	924	40		—		964
Mutual, pooled and commingled funds	44	268		—		502	[4]	814	40	258	—		600	[4]	898
Hedge funds/limited partnerships	—	—		—		622	[5]	622	—	—	—		689	[5]	689
Real estate	—	—		—		332	[6]	332	—	—	—		342	[6]	342
Derivative financial instruments	—	(15)	[2]	—		—		(15)	—	—	—		—		—
Other	—	—		302	[3]	362	[7]	664	—	—	273	[3]	346	[7]	619
Total	$4,419	$2,065		$337		$1,818		$8,639	$3,867	$1,902	$334		$1,977		$8,080
1Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 13.
2This class of assets includes investments in credit contracts.
3Includes purchased annuity insurance contracts.
4This class of assets includes actively managed emerging markets equity funds and a collective trust fund for qualified plans, invested primarily in equity securities of companies in developing and emerging markets. There are no liquidity restrictions on these investments.
5This class of assets includes hedge funds that can be subject to redemption restrictions, ranging from monthly to semiannually, with a redemption notice period of up to one year and/or initial lock-up periods of up to three years, and private equity funds that are primarily closed-end funds in which the Company's investments are generally not eligible for redemption. Distributions from these private equity funds will be received as the underlying assets are liquidated or distributed.
6This class of assets includes funds invested in real estate, including a privately held real estate investment trust, a real estate commingled pension trust fund, infrastructure limited partnerships and commingled investment funds. These funds seek current income and capital appreciation through the investments and can be subject to redemption restrictions, ranging from quarterly to semiannually, with a redemption notice period of up to 90 days.
7This class of assets includes segregated portfolios of private investment funds that are invested in a portfolio of insurance-linked securities. These assets can be subject to a semiannual redemption, with a redemption notice period of 90 days, subject to certain gate restrictions.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans (in millions):

	Equity Securities	Fixed-Income Securities	Other		Total
2019
Balance at beginning of year	$17	$16	$270		$303
Actual return on plan assets	1	—	10		11
Purchases, sales, and settlements — net	1	21	1		23
Transfers into Level 3 — net	2	3	—		5
Net foreign currency translation adjustments	—	—	(8)		(8)
Balance at end of year	$21	$40	$273	[1]	$334
2020
Balance at beginning of year	$21	$40	$273	[1]	$334
Actual return on plan assets	—	1	6		7
Purchases, sales, and settlements — net	(18)	(17)	4		(31)
Transfers into Level 3 — net	1	7	—		8
Net foreign currency translation adjustments	—	—	19		19
Balance at end of year	$4	$31	$302	[1]	$337
1Includes purchased annuity insurance contracts.
Other Postretirement Benefit Plan Assets
The following table summarizes the levels within the fair value hierarchy for our other postretirement benefit plan assets (in millions):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Other [1]	Total	Level 1	Level 2	Other [1]	Total
Cash and cash equivalents	$29	$1	$—	$30	$56	$1	$—	$57
Equity securities:
U.S.-based companies	169	1	—	170	124	—	—	124
International-based companies	12	—	—	12	9	—	—	9
Fixed-income securities:
Government bonds	—	3	—	3	—	3	—	3
Corporate bonds and debt securities	—	80	—	80	—	47	—	47
Mutual, pooled and commingled funds	—	84	2	86	—	2	82	84
Hedge funds/limited partnerships	—	—	7	7	—	—	7	7
Real estate	—	—	4	4	—	—	4	4
Other	—	—	4	4	—	—	4	4
Total	$210	$169	$17	$396	$189	$53	$97	$339
1Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 13.

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. As of December 31, 2020, the carrying amount and fair value of our long-term debt, including the current portion, were $40,610 million and $43,218 million, respectively. As of December 31, 2019, the carrying amount and fair value of our long-term debt, including the current portion, were $31,769 million and $32,725 million, respectively.
NOTE 17: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
In 2020, the Company recorded other operating charges of $853 million. These charges primarily consisted of $413 million related to the Company's strategic realignment initiatives and $99 million related to the Company's productivity and reinvestment program. In addition, other operating charges included impairment charges of $160 million related to the Odwalla trademark and net charges of $33 million related to discontinuing the Odwalla juice business. Other operating charges also included an impairment charge of $55 million related to a trademark in North America. In addition, other operating charges included $51 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and net charges of $16 million related to the restructuring of our manufacturing operations in the United States. Refer to Note 2 for additional information on the fairlife acquisition. Refer to Note 16 for additional information on the impairment charges. Refer to Note 18 for additional information on the Company's strategic realignment initiatives and productivity and reinvestment program. Refer to Note 19 for the impact these charges had on our operating segments and Corporate.
In 2019, the Company recorded other operating charges of $458 million. These charges included $264 million related to the Company's productivity and reinvestment program and $42 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $46 million of transaction costs associated with the purchase of Costa, which we acquired in January 2019, and $95 million for costs incurred to refranchise certain of our North America bottling operations. These costs included, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our bottling systems. Refer to Note 2 for additional information on the acquisition of Costa and the refranchising of our bottling operations. Refer to Note 16 for additional information on the trademark impairment charge. Refer to Note 18 for additional information on the Company's productivity and reinvestment program. Refer to Note 19 for the impact these charges had on our operating segments and Corporate.
In 2018, the Company recorded other operating charges of $1,079 million. These charges primarily consisted of $450 million of North America bottling operations' asset impairments and $440 million related to the Company's productivity and reinvestment program. In addition, other operating charges included $139 million related to costs incurred to refranchise certain of our North America bottling operations. Other operating charges also included $33 million related to tax litigation expense and $19 million related to noncapitalizable transaction costs associated with pending and closed transactions. Refer to Note 2 for additional information on the refranchising of our bottling operations. Refer to Note 11 for additional information related to the tax litigation. Refer to Note 18 for additional information on the Company's productivity and reinvestment program. Refer to Note 19 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Interest Expense
During the year ended December 31, 2020, the Company recorded charges of $484 million related to the extinguishment of certain long-term debt. Refer to Note 10.
During the year ended December 31, 2018, the Company recorded a net gain of $27 million related to the extinguishment of certain long-term debt. Refer to Note 10.
Equity Income (Loss) — Net
The Company recorded net charges of $216 million, $100 million and $111 million in equity income (loss) — net during the years ended December 31, 2020, 2019 and 2018, respectively. These amounts primarily represent the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 19 for the impact these charges had on our operating segments and Corporate.

Other Income (Loss) — Net
In 2020, other income (loss) — net was income of $841 million. The Company recognized a gain of $902 million in conjunction with the fairlife acquisition, a net gain of $148 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a net gain of $18 million related to the sale of a portion of our ownership interest in one of our equity method investees and a gain of $17 million related to the sale of our ownership interest in an equity method investee in North America. These gains were partially offset by an other-than-temporary impairment charge of $252 million related to CCBJHI, an equity method investee, an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America, an impairment charge of $26 million associated with an investment in an equity security without a readily determinable fair value and a net loss of $55 million related to economic hedging activities. The Company also recorded net charges of $25 million related to the restructuring of our manufacturing operations in the United States and pension and other postretirement benefit plan settlement and curtailment charges of $14 million related to the Company's strategic realignment initiatives. Refer to Note 2 for additional information on the fairlife acquisition. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 5 for additional information on our economic hedging activities. Refer to Note 16 for additional information on the impairment charges. Refer to Note 18 for additional information on the Company's strategic realignment initiatives. Refer to Note 19 for the impact these items had on our operating segments and Corporate.
In 2019, other income (loss) — net was income of $34 million. The Company recognized a gain of $739 million on the sale of a retail and office building in New York City. The Company also recognized a net gain of $250 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a gain of $73 million related to the refranchising of certain bottling operations in India and a gain of $39 million related to the sale of a portion of our ownership interest in Andina. These gains were partially offset by other-than-temporary impairment charges of $406 million related to CCBJHI, an equity method investee, $255 million related to certain equity method investees in the Middle East, $57 million related to one of our equity method investees in North America and $49 million related to one of our equity method investees in Latin America. The Company also recorded an adjustment to reduce the carrying amount of CCBA's fixed assets and definite-lived intangible assets by $160 million and recognized a $118 million net loss in conjunction with our acquisition of the remaining ownership interest in CHI. Additionally, the Company recognized net charges of $105 million primarily related to post-closing adjustments as contemplated by the related agreements associated with the refranchising of certain bottling territories in North America and charges of $4 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single new form of bottling agreement with additional requirements. Refer to Note 2 for additional information on the CCBA asset adjustment, refranchising activities, the North America conversion payments, the acquisition of the remaining ownership interest in CHI and the sale of a portion of our ownership interest in Andina. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 19 for the impact these items had on our operating segments and Corporate.
In 2018, other income (loss) — net was a loss of $1,674 million. The Company recorded other-than-temporary impairment charges of $591 million related to certain of our equity method investees, an impairment charge of $554 million related to assets held by CCBA and net charges of $476 million due to the refranchising of certain bottling territories in North America. The Company also recorded a net loss of $278 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, charges of $240 million related to pension settlements, and a net loss of $79 million related to economic hedging activity associated with the purchase of Costa, which we acquired in January 2019. Additionally, we recorded charges of $34 million primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single new form of bottling agreement with additional requirements, a net loss of $33 million primarily related to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations and a $32 million loss related to acquiring a controlling interest in the Philippine bottling operations. These charges were partially offset by a net gain of $296 million related to the sale of our equity ownership in Lindley and a net gain of $47 million related to the refranchising of our Latin American bottling operations. Refer to Note 1 and Note 4 for additional information on equity and debt securities. Refer to Note 2 for additional information on refranchising activities, North America conversion payments, the sale of our equity ownership in Lindley, our acquisition of the controlling interest in the Philippine bottling operations and our acquisition of Costa. Refer to Note 5 for additional information on our hedging activities. Refer to Note 19 for the impact these items had on our operating segments and Corporate.

NOTE 18: RESTRUCTURING
Strategic Realignment
In August 2020, the Company announced strategic steps to transform our organizational structure in an effort to better enable us to capture growth in the fast-changing marketplace. The Company is building a networked global organization designed to combine the power of scale with the deep knowledge required to win locally. We are creating new operating units effective January 1, 2021, which will be focused on regional and local execution. The operating units, which will sit under the four existing geographic segments, will be highly interconnected, with more consistency in their structure and a focus on eliminating duplication of resources and scaling new products more quickly. The operating units will work closely with five global marketing category leadership teams to rapidly scale ideas. The global marketing category leadership teams will primarily focus on innovation, marketing efficiency and effectiveness. The organizational structure will also include our existing center that will provide strategy, governance and scale for global initiatives. The operating units, global marketing category leadership teams and the center will be supported by a platform services organization, which will focus on providing efficient and scaled global services and capabilities including, but not limited to, governance, transactional work, data management, consumer analytics, digital commerce and social/digital hubs.
The expenses related to these strategic realignment initiatives were recorded in the line items other operating charges and other income (loss) — net in our consolidated statement of income. Refer to Note 19 for the impact these expenses had on our operating segments and Corporate. Outside services reported in the table below primarily relate to expenses in connection with legal and consulting activities. The Company currently expects the total cost of the strategic realignment initiatives will be up to $550 million. We expect the new networked organization to be established and functioning at the beginning of 2021, and the platform services activities will be integrated, standardized and scaled over the course of 2021.
The following table summarizes the balance of accrued expenses related to these strategic realignment initiatives (in millions):

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
2020
Costs incurred	$386		$37	$4	$427
Payments	(170)		(36)	(1)	(207)
Noncash and exchange	(35)	[1]	—	—	(35)
Accrued balance at end of year	$181		$1	$3	$185
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
In April 2017, the Company announced another expansion of our productivity and reinvestment program. This expansion is focused on achieving additional efficiencies in both our supply chain and our marketing expenditures as well as transitioning to a new, more agile operating model to enable growth. Under this operating model, our business units are supported by an enabling services organization and a corporate center focused on a few strategic initiatives, policy and governance. The enabling services organization focuses on both simplifying and standardizing key transactional processes and providing support to business units through global centers of excellence. Certain productivity initiatives included in the April 2017 expansion, primarily related to our enabling services organization, will continue beyond 2020.
The Company has incurred total pretax expenses of $3,929 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our consolidated statements of income. Refer to Note 19 for the impact these charges had on our operating segments and Corporate. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts (in millions):

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
2018
Accrued balance at beginning of year	$190		$1	$15	$206
Costs incurred	164		92	252	508
Payments	(209)		(83)	(211)	(503)
Noncash and exchange	(69)	[1]	—	(52)	(121)
Accrued balance at end of year	$76		$10	$4	$90
2019
Accrued balance at beginning of year	$76		$10	$4	$90
Costs incurred	36		87	141	264
Payments	(57)		(98)	(119)	(274)
Noncash and exchange	3	[1]	2	(19)	(14)
Accrued balance at end of year	$58		$1	$7	$66
2020
Accrued balance at beginning of year	$58		$1	$7	$66
Costs incurred	(12)		69	42	99
Payments	(29)		(70)	(36)	(135)
Noncash and exchange	(2)		—	(11)	(13)
Accrued balance at end of year	$15		$—	$2	$17
1Includes pension settlement charges. Refer to Note 13.

NOTE 19: OPERATING SEGMENTS
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
Segment Products and Services
The business of our Company is nonalcoholic beverages. Our geographic operating segments (Europe, Middle East and Africa; Latin America; North America; and Asia Pacific) derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. Our Global Ventures operating segment includes the results of our Costa, innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster. Our Bottling Investments operating segment is composed of our consolidated bottling operations, regardless of the geographic location of the bottler. Our Bottling Investments operating segment also includes equity income from the majority of our equity method investees. Our consolidated bottling operations derive the majority of their revenues from the sale of finished beverages. Generally, finished product operations produce higher net operating revenues but lower gross profit margins compared to concentrate operations. Refer to Note 3.
The following table sets forth the percentage of total net operating revenues attributable to concentrate operations and finished product operations:

Year Ended December 31,	2020	2019	2018
Concentrate operations	56%	55%	58%
Finished product operations	44	45	42
Total	100%	100%	100%
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
Geographic Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2020	2019	2018
United States	$11,281	$11,715	$11,344
International	21,733	25,551	22,956
Net operating revenues	$33,014	$37,266	$34,300
The following table provides information related to our property, plant and equipment — net (in millions):

Year Ended December 31,	2020	2019	2018
United States	$3,988	$4,062	$4,154
International	6,789	6,776	5,444
Property, plant and equipment — net	$10,777	$10,838	$9,598

Information about our Company's operations by operating segment and Corporate as of and for the years ended December 31, 2020, 2019 and 2018 is as follows (in millions):

	Europe, Middle East & Africa		Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
2020
Net operating revenues:
Third party	$5,534		$3,499	$11,473	$4,213		$1,991	$6,258		$46	$—	$33,014
Intersegment	523		—	4	509		—	7		—	(1,043)	—
Total net operating revenues	6,057		3,499	11,477	4,722		1,991	6,265		46	(1,043)	33,014
Operating income (loss)	3,313		2,116	2,471	2,133		(123)	308		(1,221)	—	8,997
Interest income	—		—	64	—		11	—		295	—	370
Interest expense	—		—	—	—		—	—		1,437	—	1,437
Depreciation and amortization	86		45	439	47		122	551		246	—	1,536
Equity income (loss) — net	31		(72)	—	8		(9)	779		241	—	978
Income (loss) before income taxes	3,379		2,001	2,500	2,158		(120)	898		(1,067)	—	9,749
Identifiable operating assets	8,098	[2]	1,597	19,444	2,073	[3]	7,575	10,521	[2,3]	17,903	—	67,211
Investments[1]	517		603	345	240		4	14,183		4,193	—	20,085
Capital expenditures	27		6	182	20		261	474		207	—	1,177
2019
Net operating revenues:
Third party	$6,434		$4,118	$11,906	$4,723		$2,560	$7,431		$94	$—	$37,266
Intersegment	624		—	9	604		2	9		—	(1,248)	—
Total net operating revenues	7,058		4,118	11,915	5,327		2,562	7,440		94	(1,248)	37,266
Operating income (loss)	3,551		2,375	2,594	2,282		334	358		(1,408)	—	10,086
Interest income	—		—	65	—		12	—		486	—	563
Interest expense	—		—	—	—		—	—		946	—	946
Depreciation and amortization	86		35	439	31		117	446		211	—	1,365
Equity income (loss) — net	35		(32)	(6)	11		(3)	836		208	—	1,049
Income (loss) before income taxes	3,361		2,288	2,592	2,310		343	716		(824)	—	10,786
Identifiable operating assets	8,143	[2]	1,801	17,687	2,060		7,265	11,170	[2]	18,376	—	66,502
Investments[1]	543		716	358	224		14	14,093		3,931	—	19,879
Capital expenditures	108		140	392	47		209	836		322	—	2,054
2018
Net operating revenues:
Third party	$6,535		$3,971	$11,370	$4,797		$767	$6,768		$92	$—	$34,300
Intersegment	564		39	260	388		3	19		—	(1,273)	—
Total net operating revenues	7,099		4,010	11,630	5,185		770	6,787		92	(1,273)	34,300
Operating income (loss)	3,693		2,318	2,318	2,271		152	(197)		(1,403)	—	9,152
Interest income	—		—	57	—		13	—		619	—	689
Interest expense	—		—	—	—		—	—		950	—	950
Depreciation and amortization	77		30	422	58		8	239		252	—	1,086
Equity income (loss) — net	2		(19)	(2)	12		—	828		187	—	1,008
Income (loss) before income taxes	3,386		2,243	2,345	2,298		165	(159)		(2,053)	—	8,225
Capital expenditures	66		90	429	31		11	517		404	—	1,548
1 Principally equity method investments and other investments in bottling companies.
2 Property, plant and equipment — net in South Africa represented 15 percent and 16 percent of consolidated property, plant and equipment — net in 2020 and 2019, respectively.
3 Property, plant and equipment — net in the Philippines represented 10 percent of consolidated property, plant and equipment — net in 2020.

During 2020, 2019 and 2018, our operating segments and Corporate were impacted by acquisition and divestiture activities. Refer to Note 2.
In 2020, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes for North America were reduced by $160 million related to the impairment of the Odwalla trademark and $33 million related to the cost of discontinuing the Odwalla juice business.
•Operating income (loss) and income (loss) before income taxes were reduced by $145 million and $153 million, respectively, for Corporate, $31 million and $30 million, respectively, for Asia Pacific, $21 million and $26 million, respectively, for Bottling Investments and $19 million and $21 million, respectively, for Latin America due to the Company's strategic realignment initiatives. Additionally, operating income (loss) and income (loss) before income taxes were reduced by $115 million for North America, $78 million for Europe, Middle East and Africa and $4 million for Global Ventures due to the Company's strategic realignment initiatives. Refer to Note 18.
•Operating income (loss) and income (loss) before income taxes were reduced by $104 million for Corporate due to the Company's productivity and reinvestment program. Operating income (loss) and income (loss) before income taxes were increased by $5 million for Europe, Middle East and Africa due to the refinement of previously established accruals related to the Company's productivity and reinvestment program. Refer to Note 18.
•Operating income (loss) and income (loss) before income taxes were reduced by $59 million and $84 million, respectively, for North America related to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $55 million for North America related to the impairment of a trademark. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $51 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 2.
•Income (loss) before income taxes was increased by $902 million for Corporate in conjunction with our fairlife acquisition, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value. Refer to Note 2.
•Income (loss) before income taxes was increased by $148 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was increased by $18 million for Corporate related to the sale of a portion of our ownership interest in one of our equity method investees.
•Income (loss) before income taxes was increased by $17 million for Corporate related to the sale of our ownership interest in one of our equity method investees.
•Income (loss) before income taxes was reduced by $484 million for Corporate related to charges associated with the extinguishment of certain long-term debt. Refer to Note 10.
•Income (loss) before income taxes was reduced by $252 million for Bottling Investments and $38 million for Latin America due to other-than-temporary impairment charges related to certain of our equity method investees. Refer to Note 16.
•Income (loss) before income taxes was reduced by $145 million for Bottling Investments, $70 million for Latin America and $1 million for North America due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $26 million for Corporate due to an impairment charge associated with an investment in an equity security without a readily determinable fair value. Refer to Note 16.

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
•Operating income (loss) and income (loss) before income taxes were reduced by $95 million for Bottling Investments due to costs incurred to refranchise certain of our North America bottling operations.
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
•Income (loss) before income taxes was increased by $250 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was increased by $73 million for Bottling Investments due to the refranchising of certain bottling operations in India. Refer to Note 2.
•Income (loss) before income taxes was increased by $39 million for Corporate related to the sale of a portion of our ownership interest in Andina. Refer to Note 2.
•Income (loss) before income taxes was reduced by $406 million for Bottling Investments, $255 million for Europe, Middle East and Africa, $57 million for North America and $49 million for Latin America due to other-than-temporary impairment charges related to certain of our equity method investees. Refer to Note 16.
•Income (loss) before income taxes was reduced by $160 million for Corporate as a result of CCBA asset adjustments. Refer to Note 2.
•Income (loss) before income taxes was reduced by $118 million for Corporate resulting from a net loss in conjunction with our acquisition of the remaining ownership interest in CHI. Refer to Note 2.
•Income (loss) before income taxes was reduced by $105 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.
•Income (loss) before income taxes was reduced by $98 million for Bottling Investments and $2 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
In 2018, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Latin America, $175 million for North America, $31 million for Bottling Investments and $237 million for Corporate, and were increased by $3 million for Europe, Middle East and Africa and $4 million for Asia Pacific due to the Company's productivity and reinvestment program, including refinements to prior period accruals. In addition, income (loss) before income taxes was reduced by $64 million for Corporate and $4 million for Latin America due to pension settlements related to the Company's productivity and reinvestment program. Refer to Note 13 and Note 18.
•Operating income (loss) and income (loss) before income taxes were reduced by $450 million for Bottling Investments due to asset impairment charges.
•Operating income (loss) and income (loss) before income taxes were reduced by $139 million for Bottling Investments due to costs incurred to refranchise certain of our bottling operations.
•Operating income (loss) and income (loss) before income taxes were reduced by $33 million for Corporate due to tax litigation expense. Refer to Note 11.
•Operating income (loss) and income (loss) before income taxes were reduced by $19 million for Corporate related to noncapitalizable transaction costs associated with pending and closed transactions.
•Income (loss) before income taxes was increased by $296 million for Corporate related to the sale of our equity ownership in Lindley. Refer to Note 2.

•Income (loss) before income taxes was increased by $47 million for Corporate related to the refranchising of our Latin American bottling operations. Refer to Note 2.
•Income (loss) before income taxes was increased by $27 million for Corporate related to a net gain on the extinguishment of certain long-term debt. Refer to Note 10.
•Income (loss) before income taxes was reduced by $554 million for Corporate as a result of an impairment charge related to assets held by CCBA. Refer to Note 2.
•Income (loss) before income taxes was reduced by $476 million for Bottling Investments due to the refranchising of certain bottling territories in North America. Refer to Note 2.
•Income (loss) before income taxes was reduced by $334 million for Europe, Middle East and Africa, $205 million for Bottling Investments and $52 million for Latin America due to other-than-temporary impairment charges related to certain of our equity method investees.
•Income (loss) before income taxes was reduced by $278 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $124 million for Bottling Investments and was increased by $13 million for Corporate due to the Company's proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $149 million for Bottling Investments due to pension settlements related to the refranchising of certain of our North America bottling operations. Refer to Note 13.
•Income (loss) before income taxes was reduced by $79 million for Corporate related to economic hedging activity associated with the purchase of Costa, which we acquired in January 2019.
•Income (loss) before income taxes was reduced by $34 million for North America primarily related to payments made to convert the bottling agreements for certain North America bottling partners' territories to a single new form of bottling agreement with additional requirements. Refer to Note 2.
•Income (loss) before income taxes was reduced by $33 million for Bottling Investments primarily due to the reversal of the cumulative translation adjustments resulting from the substantial liquidation of the Company's former Russian juice operations.
•Income (loss) before income taxes was reduced by $32 million for Corporate related to acquiring a controlling interest in the Philippine bottling operations. Refer to Note 2.
NOTE 20: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities was composed of the following (in millions):

Year Ended December 31,	2020	2019	2018
(Increase) decrease in trade accounts receivable[1]	$882	$(158)	$27
(Increase) decrease in inventories	99	(183)	(203)
(Increase) decrease in prepaid expenses and other assets	78	(87)	(221)
Increase (decrease) in accounts payable and accrued expenses[2]	(860)	1,318	(251)
Increase (decrease) in accrued income taxes	(16)	96	(17)
Increase (decrease) in other liabilities[3]	507	(620)	(575)
Net change in operating assets and liabilities	$690	$366	$(1,240)
1 The decrease in trade accounts receivable in 2020 was primarily due to the impacts of the COVID-19 pandemic and the start of a trade accounts receivable factoring program. Refer to Note 1 for additional information on the factoring program.
2 The decrease in accounts payable and accrued expenses in 2020 was primarily driven by the impacts of the COVID-19 pandemic and incentive payments related to prior year exceeding current year incentive accruals. The increase in accounts payable and accrued expenses in 2019 was primarily due to extending payment terms with our suppliers.
3 The increase in other liabilities in 2020 was primarily due to the increase in tax reserves related to IRS litigation. Refer to Note 11.

REPORT OF MANAGEMENT
Management's Responsibility for the Financial Statements
Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this report is consistent with that in the financial statements.
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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act").  Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.
The Company's independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company's Board of Directors, subject to ratification by our Company's shareowners. Ernst & Young LLP has audited and reported on the consolidated financial statements of The Coca-Cola Company and subsidiaries and the Company's internal control over financial reporting. The reports of the independent auditors are contained in this report.
Audit Committee's Responsibility
The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls along with auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2021 Proxy Statement.

James R. Quincey	Kathy Loveless
Chairman of the Board of Directors and Chief Executive Officer February 25, 2021	Vice President and Controller February 25, 2021

John Murphy	Mark Randazza
Executive Vice President and Chief Financial Officer February 25, 2021	Vice President, Assistant Controller and Chief Accounting Officer February 25, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareowners’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
As described in Note 11 and Note 14 to the consolidated financial statements, the Company is involved in various income tax matters for which the ultimate outcomes are uncertain. As of December 31, 2020, the gross amount of unrecognized tax benefits was $915 million. As described in Note 11, on September 17, 2015 the Company received a Statutory Notice of Deficiency from the Internal Revenue Service for the tax years 2007 through 2009 in the amount of $3.3 billion for the period, plus interest. On November 18, 2020, the U.S. Tax Court issued an opinion predominantly siding with the IRS related to the Company’s transfer pricing between its U.S. parent company and certain of its foreign affiliates for tax years 2007 through 2009.
While the Company continues to disagree with the IRS positions and the portions of the opinion affirming such positions, it is possible that some portion or all of the adjustment proposed by the IRS could ultimately be upheld. As a result of the application of ASC 740, Accounting for Income Taxes, the Company recorded a tax reserve of $438 million for this matter for the year ended December 31, 2020.
Auditing management’s evaluation of uncertain tax positions, including the uncertain tax position associated with the IRS notice and opinion, was especially challenging due to the level of subjectivity and significant judgment associated with the recognition and measurement of the tax positions that are more likely than not to be sustained.
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

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, evaluating the assumptions the Company used to assess its uncertain tax positions and related unrecognized tax benefit amounts by jurisdiction. We also tested the completeness and accuracy of the underlying data used in the identification and measurement of uncertain tax positions. We evaluated evidence of management’s assessment of the opinion, including inquiries of tax counsel, inspection of technical memos, and written representations of management. We involved professionals with specialized skill and knowledge to assist in our evaluation of the tax technical merits of the Company’s assessment, including the assessment of whether the tax positions are more likely than not to be sustained, the amount of the potential benefits to be realized, and the application of relevant tax law. We also assessed the Company’s disclosure of uncertain tax positions included in Note 11 and Note 14.

Valuation of trademarks with indefinite lives and goodwill
Description of the Matter
As described in Note 1 of the Company’s consolidated financial statements, the Company performs an annual impairment assessment of its indefinite-lived intangible assets, including trademarks with indefinite lives and goodwill, or more frequently if events or circumstances indicate that assets might be impaired. Each impairment assessment may be qualitative or quantitative. Trademarks with indefinite lives and goodwill were $10.4 billion and $17.5 billion, respectively, at December 31, 2020.
Auditing the valuation of trademarks with indefinite lives and reporting units with goodwill involved complex judgment due to the significant estimation required in determining the fair value of the trademarks with indefinite lives and related reporting units with goodwill, respectively. Specifically, the fair value estimates were sensitive to significant assumptions about future market and economic conditions. Significant assumptions used in the Company’s fair value estimates included sales volume, pricing, royalty rates, cost of raw materials, inflation, cost of capital, marketing spending, foreign currency exchange rates, and tax rates, as applicable.

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
February 25, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company

Opinion on Internal Control over Financial Reporting

We have audited The Coca-Cola Company and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Coca-Cola Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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
February 25, 2021

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2020 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
Not applicable.
Part III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to Directors under the subheadings "Item 1 Election of Directors," "Board Membership Criteria," "Director Nomination Process," and "Biographical Information About Our Director Nominees" under the principal heading "Governance," the information regarding the Codes of Business Conduct under the subheading "Additional Governance Matters" under the principal heading "Governance," and the information regarding the Audit Committee under the subheading "Board and Committee Governance" under the principal heading "Governance" in the Company's 2021 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information under the subheading "Director Compensation" under the principal heading "Governance" and the information under the subheadings "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation Tables," "Payments on Termination or Change in Control" and "Pay Ratio Disclosure" under the principal heading "Compensation" and the information under the subheading "Annex B - Summary of Plans" under the principal heading "Annexes" in the Company's 2021 Proxy Statement is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the subheading "Equity Compensation Plan Information" under the principal heading "Compensation" and the information under the subheading "Ownership of Equity Securities of the Company" under the principal heading "Share Ownership" in the Company's 2021 Proxy Statement is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading "Director Independence and Related Person Transactions" under the principal heading

"Governance" in the Company's 2021 Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors under the subheading "Item 3 Ratification of the Appointment of Ernst & Young LLP as Independent Auditors" under the principal heading "Audit Matters" in the Company's 2021 Proxy Statement is incorporated herein by reference.
Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.Financial Statements:
Consolidated Statements of Income — Years Ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2020, 2019 and 2018.
Consolidated Balance Sheets — December 31, 2020 and 2019.
Consolidated Statements of Cash Flows — Years Ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Shareowners' Equity — Years Ended December 31, 2020, 2019 and 2018.
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
3.Exhibits:
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

3.2
By-Laws of the Company, as amended and restated through April 22, 2020 — incorporated herein by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.

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

4.6	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 5, 2013.
4.7	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on November 1, 2013.
4.8	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 19, 2014.
4.9	Form of Note for 0.75% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.10	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.11	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form 8-A filed on March 6, 2015.
4.12	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 27, 2015.
4.13	Form of Note for 2.55% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 31, 2016.
4.14	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 1, 2016.
4.15	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 8-A filed on September 2, 2016.
4.16	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed on March 9, 2017.
4.17	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 25, 2017.
4.18	Form of Note for 1.750% Notes due 2024 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September, 9, 2019.
4.19	Form of Note for 2.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 9, 2019.

4.20	Form of Note for 2.950% Notes due 2025 — incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on March 25, 2020.
4.21	Form of Note for 3.375% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.22	Form of Note for 3.450% Notes due 2030 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.23	Form of Note for 4.125% Notes due 2040 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.24	Form of Note for 4.200% Notes due 2050 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on March 25, 2020.
4.25	Form of Note for 1.450% Notes due 2027 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.26	Form of Note for 1.650% Notes due 2030 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.27	Form of Note for 2.500% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.28	Form of Note for 2.600% Notes due 2050 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.29	Form of Note for 2.750% Notes due 2060 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on May 4, 2020.
4.30	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 18, 2020.
4.31	Form of Note for 0.375% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 18, 2020.
4.32	Form of Note for 0.800% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on September 18, 2020.
4.33	Form of Note for 1.000% Notes due 2028 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on September 18, 2020.
4.34	Form of Note for 1.375% Notes due 2031 — incorporated herein by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on September 18, 2020.
4.35	Form of Note for 2.500% Notes due 2051 — incorporated herein by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K filed on September 18, 2020.
4.36	Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated July 30, 1991.
4.37	First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee —incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.'s Current Report on Form 8-K dated January 29, 1992.
4.38
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 23, 2017.

4.39
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

10.6.15
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.6.16
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.6.17
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.6.18
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.6.19
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.6.20
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.6.21
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 —incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.6.22
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.6.23
Performance Incentive Plan of The Coca-Cola Company, as amended and restated as of January 1, 2021 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 8, 2020.*

10.6.24
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of January 1, 2021 — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on December 8, 2020.*

10.7
The Coca-Cola Company Compensation Deferral & Investment Program of the Company, as amended (the "Compensation Deferral & Investment Program"), including Amendments Number One, Two, Three and Four, dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*

10.7.1
Amendment Number Five to the Compensation Deferral & Investment Program, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.7.2
Amendment Number Six to the Compensation Deferral & Investment Program, dated as of January 12, 2004, effective January 1, 2004 — incorporated herein by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*

10.8
The Coca-Cola Company Supplemental Pension Plan, amended and restated effective January 1, 2010 (the "Supplemental Pension Plan") — incorporated herein by reference to Exhibit 10.10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.8.1
Amendment One to The Coca-Cola Company Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.8.2
Amendment Two to The Coca-Cola Company Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.8.3
Amendment Three to The Coca-Cola Company Supplemental Pension Plan, effective January 1, 2010, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.8.4
Amendment Four to The Coca-Cola Company Supplemental Pension Plan, effective June 1, 2017, dated June 29, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017.*

10.8.5
Amendment Five to The Coca-Cola Company Supplemental Pension Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.8.6	Amendment Six to The Coca-Cola Company Supplemental Pension Plan, dated December 9, 2020.*
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

10.9.2	Amendment Two to The Coca-Company Supplemental 401(k) Plan, dated December 9, 2020.*
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

10.11.4	Amendment Four to the Supplemental Cash Balance Plan, dated December 9, 2020.*
10.12
The Coca-Cola Company Directors' Plan, amended and restated on December 13, 2012, effective January 1, 2013 — incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.*

10.12.1
The Coca-Cola Company Directors' Plan, amended and restated on February 21, 2019, effective April 24, 2019 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2019.*

10.12.2
The Coca-Cola Company Directors' Plan, amended and restated on October 17, 2019, effective January 1, 2020 — incorporated herein by reference to Exhibit 10.11.2 to the Company's Annual Report on form 10-K for the year ended December 31, 2020.*

10.13
Deferred Compensation Plan of the Company, as amended and restated December 8, 2010 — incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.13.1
Amendment Number One to the Deferred Compensation Plan of the Company, as amended and restated on December 8, 2010, effective January 1, 2016 — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2016.*

10.13.2
Amendment Number Two to the Deferred Compensation Plan of the Company, as amended and restated on December 8, 2010, dated October 24, 2016 — incorporated herein by reference to Exhibit 10.13.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.14
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*

10.15
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 (the "Benefits Plan for Members of the Board of Directors") — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10.15.1
Amendment Number One to the Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*

10.16
The Coca-Cola Company Severance Pay Plan, as amended and restated, effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.*

10.16.1
Amendment One to The Coca-Cola Company Severance Pay Plan, effective January 1, 2016, dated December 16, 2015 — incorporated herein by reference to Exhibit 10.16.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.16.2
Amendment Two to The Coca-Cola Company Severance Pay Plan, effective April 1, 2017, dated March 10, 2017 — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.16.3
Amendment Three to The Coca-Cola Company Severance Pay Plan, as amended and restated, effective January 1, 2012, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.16.4
The Coca-Cola Company Severance Pay Plan, as amended and restated effective January 1, 2020 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.16.5
Amendment One to The Coca-Cola Company Severance Pay Plan, as amended and restated effective, January 1, 2020, dated May 29, 2020 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 2020.*

10.16.6	Amendment Two to The Coca-Cola Company Severance Pay Plan, as amended and restated effective January 1, 2020, dated December 9, 2020.*
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

10.25	Letter, dated May 18, 2016, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.*
10.25.1	Letter, dated October 18, 2018, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 18, 2018.*
10.26	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.27
Separation Agreement between Coca-Cola Pazarlama and Nathan Kalumbu, dated July 1, 2016 — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.*

10.28	Letter, dated December 16, 2013, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013.*
10.28.1	Letter, dated April 29, 2015, from the Company to Irial Finan — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*
10.28.2
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between The Coca-Cola Company and Irial Finan, dated December 7, 2017 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 8, 2017.*

10.29	Letter, dated April 24, 2014, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2014.*
10.29.1	Letter, dated March 22, 2017, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 24, 2017.*
10.29.2	Letter, dated October 17, 2018, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 18, 2018.*
10.30	Letter, dated October 15, 2014, from the Company to Atul Singh — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*
10.31
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between Coca-Cola India, Inc. and Atul Singh, dated effective July 29, 2016 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10.32
Letter, dated December 16, 2014, from the Company to Marcos de Quinto — incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.*

10.32.1
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Marcos de Quinto, dated March 20, 2017 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 24, 2017.*

10.33	Letter, dated February 19, 2015, from the Company to Ed Hays — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2015.*
10.34
Letter, dated February 18, 2016, from the Company to Julie Hamilton — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2016.*

10.35	Letter, dated August 12, 2015, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2015.*
10.35.1	Letter, dated April 27, 2017, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on April 28, 2017.*
10.36
Letter, dated October 14, 2015, from the Company to Bernhard Goepelt — incorporated herein by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.36.1
Letter, dated December 13, 2019, from the Company to Bernhard Goepelt — incorporated herein by reference to Exhibit 10.35.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 .*

10.37
Letter, dated February 17, 2016, from the Company to Charles Brent Hastie — incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2016.*

10.38
Letter, dated May 18, 2016, from the Company to Mario Alfredo Rivera Garcia — incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.*

10.39	Letter, dated October 19, 2016, from the Company to Barry Simpson — incorporated herein by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*
10.40	Letter, dated October 26, 2016, from the Company to John Murphy — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*
10.40.1	Letter, dated October 18, 2018, from the Company to John Murphy — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 18, 2018.*
10.41
Letter, dated March 22, 2017, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.41.1
Deferred Cash Agreement, dated December 7, 2016, between Servicios Integrados de Administracion y Alta Gerencia, Sociedad de Responsabilidad Limitada de Capital Variable and Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.47.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.41.2
Letter, dated June 5, 2017, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

10.41.3
Letter, dated February 14, 2018, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.41.4
Letter, dated November 18, 2019, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.40.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.*

10.42
Letter, dated March 22, 2017, from the Company to Beatriz R. Perez — incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.43
Letter, dated March 22, 2017, from the Company to Jennifer K. Mann — incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.43.1
Letter, dated December 11, 2019, from the Company to Jennifer K. Mann — incorporated herein by reference to Exhibit 10.42.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.*

10.44
Letter, dated March 24, 2017, from the Company to Robert E. Long — incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.45
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Clyde Tuggle dated March 13, 2017, accepted April 24, 2017 — incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

10.46	Letter, dated April 27, 2017, from the Company to Mark Randazza — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on April 28, 2017.*
10.47	Letter, dated October 23, 2017, from the Company to James Dinkins — incorporated herein by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.*
10.47.1
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and James Dinkins, dated August 20, 2020 — incorporated herein by reference to the Company's Current Report on Form 8-K filed on August 24, 2020.*

10.48	Letter, dated October 17, 2018, from the Company to Manuel Arroyo — incorporated herein by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.*
10.49
Letter, dated October 17, 2018, from the Company to Nikolaos Koumettis, as further supplemented by Letter, dated February 1, 2019 — incorporated herein by reference to Exhibit 10.55 to the Company's Current Report on Form 10-K for the year ended December 31, 2018.*

10.50	Letter, dated October 18, 2018, from the Company to Nancy Quan — incorporated herein by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.*
10.51	Letter, dated February 14, 2019, from the Company to Lisa Chang — incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*
10.52
Letter, dated February 19, 2020, from the Company to Kathy Loveless — incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.53
Letter, dated July 15, 2020, from the Company to Bradley Gayton — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2020.*

10.54
Letter, dated September 14, 2020, from the Company to Henrique Braun — incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2020.*

21.1	List of subsidiaries of the Company as of December 31, 2020.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James R. Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by James R. Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Balance Sheets as of December 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Shareowners' Equity for the years ended December 31, 2020, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

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

THE COCA-COLA COMPANY
(Registrant)
By:	/s/ JAMES QUINCEY
James R. Quincey Chairman of the Board of Directors and Chief Executive Officer
	Date:	February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES QUINCEY	/s/ JOHN MURPHY
James R. Quincey Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	John Murphy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 25, 2021	February 25, 2021

/s/ KATHY LOVELESS	/s/ MARK RANDAZZA
Kathy Loveless Vice President and Controller (On behalf of the Registrant)	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)

February 25, 2021	February 25, 2021

*	*
Herbert A. Allen Director	Christopher C. Davis Director

February 25, 2021	February 25, 2021

*	*
Marc Bolland Director	Barry Diller Director

February 25, 2021	February 25, 2021

*	*
Ana Botín Director	Helene D. Gayle Director

February 25, 2021	February 25, 2021

*	*
Alexis M. Herman Director	Caroline J. Tsay Director

February 25, 2021	February 25, 2021

*	*
Robert A. Kotick Director	David B. Weinberg Director

February 25, 2021	February 25, 2021

*
Maria Elena Lagomasino Director

February 25, 2021

*By:	/s/ JENNIFER MANNING
Jennifer Manning Attorney-in-fact

February 25, 2021