Form 10-Q
period 2021-04-02
COCA COLA CO
filed 2021-04-27
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to
Commission File Number 001-02217
COCA COLA CO
(Exact name of Registrant as specified in its charter)

Delaware		58-0628465
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
One Coca-Cola Plaza
Atlanta	Georgia	30313
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (404) 676-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.25 Par Value	KO	New York Stock Exchange
0.500% Notes Due 2024	KO24	New York Stock Exchange
1.875% Notes Due 2026	KO26	New York Stock Exchange
0.750% Notes Due 2026	KO26C	New York Stock Exchange
1.125% Notes Due 2027	KO27	New York Stock Exchange
0.125% Notes Due 2029	KO29A	New York Stock Exchange
0.125% Notes Due 2029	KO29B	New York Stock Exchange
1.250% Notes Due 2031	KO31	New York Stock Exchange
0.375% Notes Due 2033	KO33	New York Stock Exchange
0.500% Notes Due 2033	KO33A	New York Stock Exchange
1.625% Notes Due 2035	KO35	New York Stock Exchange
1.100% Notes Due 2036	KO36	New York Stock Exchange
0.800% Notes Due 2040	KO40B	New York Stock Exchange
1.000% Notes Due 2041	KO41	New York Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of April 23, 2021
$0.25 Par Value	4,311,680,667

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the possibility that the assumptions used to calculate our estimated aggregate incremental tax and interest liability related to the potential unfavorable outcome of the ongoing tax dispute with the U.S. Internal Revenue Service could significantly change; those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020; and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended
	April 2, 2021	March 27, 2020
Net Operating Revenues	$9,020	$8,601
Cost of goods sold	3,505	3,371
Gross Profit	5,515	5,230
Selling, general and administrative expenses	2,669	2,648
Other operating charges	124	202
Operating Income	2,722	2,380
Interest income	66	112
Interest expense	442	193
Equity income (loss) — net	279	167
Other income (loss) — net	138	544
Income Before Income Taxes	2,763	3,010
Income taxes	508	215
Consolidated Net Income	2,255	2,795
Less: Net income (loss) attributable to noncontrolling interests	10	20
Net Income Attributable to Shareowners of The Coca-Cola Company	$2,245	$2,775
Basic Net Income Per Share[1]	$0.52	$0.65
Diluted Net Income Per Share[1]	$0.52	$0.64
Average Shares Outstanding — Basic	4,307	4,289
Effect of dilutive securities	23	36
Average Shares Outstanding — Diluted	4,330	4,325
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended
	April 2, 2021	March 27, 2020
Consolidated Net Income	$2,255	$2,795
Other Comprehensive Income:
Net foreign currency translation adjustments	4	(2,621)
Net gains (losses) on derivatives	104	16
Net change in unrealized gains (losses) on available-for-sale debt securities	(60)	(8)
Net change in pension and other postretirement benefit liabilities	420	6
Total Comprehensive Income	2,723	188
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	(435)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$2,713	$623

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	April 2, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$8,484	$6,795
Short-term investments	1,871	1,771
Total Cash, Cash Equivalents and Short-Term Investments	10,355	8,566
Marketable securities	2,234	2,348
Trade accounts receivable, less allowances of $527 and $526, respectively	3,762	3,144
Inventories	3,356	3,266
Prepaid expenses and other assets	2,225	1,916
Total Current Assets	21,932	19,240
Equity method investments	18,966	19,273
Other investments	806	812
Other assets	6,494	6,184
Deferred income tax assets	2,332	2,460
Property, plant and equipment, less accumulated depreciation of $9,186 and $8,923, respectively	10,673	10,777
Trademarks with indefinite lives	10,584	10,395
Goodwill	17,618	17,506
Other intangible assets	588	649
Total Assets	$89,993	$87,296
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$10,929	$11,145
Loans and notes payable	1,933	2,183
Current maturities of long-term debt	2,880	485
Accrued income taxes	744	788
Total Current Liabilities	16,486	14,601
Long-term debt	40,170	40,125
Other liabilities	8,558	9,453
Deferred income tax liabilities	2,447	1,833
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	17,630	17,601
Reinvested earnings	67,009	66,555
Accumulated other comprehensive income (loss)	(14,133)	(14,601)
Treasury stock, at cost — 2,729 and 2,738 shares, respectively	(51,911)	(52,016)
Equity Attributable to Shareowners of The Coca-Cola Company	20,355	19,299
Equity attributable to noncontrolling interests	1,977	1,985
Total Equity	22,332	21,284
Total Liabilities and Equity	$89,993	$87,296
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	April 2, 2021	March 27, 2020
Operating Activities
Consolidated net income	$2,255	$2,795
Depreciation and amortization	366	367
Stock-based compensation expense	58	(5)
Deferred income taxes	377	(122)
Equity (income) loss — net of dividends	(250)	(157)
Foreign currency adjustments	(20)	(59)
Significant (gains) losses — net	1	(919)
Other operating charges	69	190
Other items	157	235
Net change in operating assets and liabilities	(1,377)	(1,769)
Net Cash Provided by Operating Activities	1,636	556
Investing Activities
Purchases of investments	(1,466)	(1,455)
Proceeds from disposals of investments	1,375	1,603
Acquisitions of businesses, equity method investments and nonmarketable securities	(4)	(984)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	2	36
Purchases of property, plant and equipment	(216)	(327)
Proceeds from disposals of property, plant and equipment	11	91
Other investing activities	17	(48)
Net Cash Provided by (Used in) Investing Activities	(281)	(1,084)
Financing Activities
Issuances of debt	5,588	12,563
Payments of debt	(3,044)	(4,833)
Issuances of stock	183	413
Purchases of stock for treasury	(104)	(94)
Dividends	(1,810)	—
Other financing activities	(449)	(239)
Net Cash Provided by (Used in) Financing Activities	364	7,810
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(18)	(54)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	1,701	7,228
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	7,110	6,737
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	8,811	13,965
Less: Restricted cash and restricted cash equivalents at end of period	327	404
Cash and Cash Equivalents at End of Period	$8,484	$13,561

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2020.
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 2, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2021 and the first quarter of 2020 ended on April 2, 2021 and March 27, 2020, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Advertising Costs
The Company’s accounting policy related to advertising costs for annual reporting purposes is to expense production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred.
For interim reporting purposes, we allocate our estimated full year marketing expenditures that benefit multiple interim periods to each of our interim reporting periods. We use the proportion of each interim period’s actual unit case volume to the estimated full year unit case volume as the basis for the allocation. This methodology results in our marketing expenditures being recognized at a standard rate per unit case. At the end of each interim reporting period, we review our estimated full year unit case volume and our estimated full year marketing expenditures that benefit multiple interim periods in order to evaluate if a change in estimate is necessary. The impact of any change in the full year estimate is recognized in the interim period in which the change in estimate occurs. Our full year marketing expenditures are not impacted by this interim accounting policy.
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

The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in the condensed consolidated statements of cash flows (in millions):

	April 2, 2021	December 31, 2020
Cash and cash equivalents	$8,484	$6,795
Restricted cash and restricted cash equivalents included in other assets[1]	327	315
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,811	$7,110
1 Amounts represent restricted cash and restricted cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.

	March 27, 2020	December 31, 2019
Cash and cash equivalents	$13,561	$6,480
Restricted cash and restricted cash equivalents included in other assets[1]	404	257
Cash, cash equivalents, restricted cash and restricted cash equivalents	$13,965	$6,737
1 Amounts represent restricted cash and restricted cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company's acquisitions of businesses, equity method investments and nonmarketable securities totaled $4 million and $984 million during the three months ended April 2, 2021 and March 27, 2020, respectively. In 2020, we acquired the remaining ownership interest in fairlife, LLC (“fairlife”).
fairlife, LLC
In January 2020, the Company acquired the remaining 57.5 percent ownership interest in, and now owns 100 percent of, fairlife. fairlife offers a broad portfolio of products in the value-added dairy category across North America. Upon consolidation, we recognized a gain of $902 million resulting from the remeasurement of our previously held equity interest in fairlife to fair value. The fair value of our previously held equity interest was determined using a discounted cash flow model based on Level 3 inputs. The gain was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. We acquired the remaining ownership interest in exchange for $979 million of cash, net of cash acquired, and effectively settled our $306 million note receivable from fairlife at the recorded amount. Under the terms of the agreement, we are subject to making future milestone payments which are contingent on fairlife achieving certain financial targets through 2024 and, if achieved, are payable in 2021, 2023 and 2025. These milestone payments are based on agreed-upon formulas related to fairlife’s operating results, the resulting values of which are not subject to a ceiling. Under the applicable accounting guidance, we recorded a $270 million liability representing our best estimate of the fair value of this contingent consideration as of the acquisition date. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs. We are required to remeasure this liability to fair value quarterly, with any changes in the fair value recorded in income until the final milestone payment is made. Upon finalization of purchase accounting, $1.3 billion of the purchase price was allocated to the fairlife trademark and $0.8 billion was allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been assigned to the North America operating segment.
During the three months ended April 2, 2021 and March 27, 2020, we recorded charges of $4 million and $11 million, respectively, related to the remeasurement of the contingent consideration liability to fair value in the line item other operating charges in our condensed consolidated statements of income. During the three months ended April 2, 2021, we made the first milestone payment of $100 million based on fairlife meeting its financial targets in 2020.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the three months ended April 2, 2021 and March 27, 2020 totaled $2 million and $36 million, respectively. In 2020, we sold a portion of our ownership interest in one of our equity method investments and recognized a net gain of $18 million, which was recorded in the line item other income (loss) — net in our condensed consolidated statement of income.

NOTE 3: REVENUE RECOGNITION
The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended April 2, 2021
Concentrate operations	$1,410	$3,572	$4,982
Finished product operations	1,483	2,555	4,038
Total	$2,893	$6,127	$9,020
Three Months Ended March 27, 2020
Concentrate operations	$1,324	$3,465	$4,789
Finished product operations	1,483	2,329	3,812
Total	$2,807	$5,794	$8,601
Refer to Note 16 for disclosures of net operating revenues by operating segment and Corporate.
NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
April 2, 2021
Marketable securities	$345	$—
Other investments	755	51
Other assets	1,441	—
Total equity securities	$2,541	$51
December 31, 2020
Marketable securities	$330	$—
Other investments	762	50
Other assets	1,282	—
Total equity securities	$2,374	$50
The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	April 2, 2021	March 27, 2020
Net gains (losses) recognized during the period related to equity securities	$155	$(396)
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	14	(16)
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$141	$(380)

Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
April 2, 2021
Trading securities	$37	$2	$—	$39
Available-for-sale securities	2,180	33	(85)	2,128
Total debt securities	$2,217	$35	$(85)	$2,167
December 31, 2020
Trading securities	$36	$2	$—	$38
Available-for-sale securities	2,227	51	(13)	2,265
Total debt securities	$2,263	$53	$(13)	$2,303
The carrying values of our debt securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	April 2, 2021		December 31, 2020
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Cash and cash equivalents	$—	$—	$—	$—
Marketable securities	39	1,850	38	1,980
Other assets	—	278	—	285
Total debt securities	$39	$2,128	$38	$2,265
The contractual maturities of these available-for-sale debt securities as of April 2, 2021 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$684	$691
After 1 year through 5 years	1,205	1,143
After 5 years through 10 years	92	101
After 10 years	199	193
Total	$2,180	$2,128
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended
	April 2, 2021	March 27, 2020
Gross gains	$1	$8
Gross losses	(4)	(2)
Proceeds	158	906
Captive Insurance Companies
In accordance with local insurance regulations, our captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of its consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included equity and debt securities of $1,534 million and $1,389 million as of April 2, 2021 and December 31, 2020, respectively, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations.

NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	April 2, 2021	December 31, 2020
Raw materials and packaging	$2,097	$2,106
Finished goods	877	791
Other	382	369
Total inventories	$3,356	$3,266
NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	April 2, 2021	December 31, 2020
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$47	$26
Foreign currency contracts	Other assets	116	74
Commodity contracts	Prepaid expenses and other assets	—	2
Interest rate contracts	Prepaid expenses and other assets	6	—
Interest rate contracts	Other assets	520	659
Total assets		$689	$761
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$31	$29
Foreign currency contracts	Other liabilities	1	—
Interest rate contracts	Accounts payable and accrued expenses	—	5
Interest rate contracts	Other liabilities	247	—
Total liabilities		$279	$34
1 All of the Company’s derivative instruments are carried at fair value in our condensed consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 15 for the net presentation of the Company’s derivative instruments.
2 Refer to Note 15 for additional information related to the estimated fair value.

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	April 2, 2021	December 31, 2020
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$26	$28
Foreign currency contracts	Other assets	3	1
Commodity contracts	Prepaid expenses and other assets	140	76
Commodity contracts	Other assets	13	9
Other derivative instruments	Prepaid expenses and other assets	18	20
Other derivative instruments	Other assets	—	3
Total assets		$200	$137
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$40	$41
Commodity contracts	Accounts payable and accrued expenses	4	15
Commodity contracts	Other liabilities	2	1
Total liabilities		$46	$57
1 All of the Company’s derivative instruments are carried at fair value in our condensed consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 15 for the net presentation of the Company’s derivative instruments.
2 Refer to Note 15 for additional information related to the estimated fair value.
Credit Risk Associated with Derivatives
We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures regularly and review any downgrade in credit rating immediately. If a downgrade in the credit rating of a counterparty were to occur, we have provisions requiring collateral for substantially all of our transactions. To mitigate presettlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. In addition, the Company’s master netting agreements reduce credit risk by permitting the Company to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of counterparty default to be minimal.
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is typically four years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualify for the Company’s foreign currency cash flow hedging program were $9,327 million and $7,785 million as of April 2, 2021 and December 31, 2020, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the

Company records the changes in carrying values of these foreign currency denominated assets and liabilities due to changes in exchange rates into earnings each period. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that have been designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities were $2,700 million as of April 2, 2021 and December 31, 2020.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that have been designated and qualify for this program were $18 million and $11 million as of April 2, 2021 and December 31, 2020, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company’s interest rate cash flow hedging program was $1,233 million as of December 31, 2020. As of April 2, 2021, we did not have any interest rate swaps designated as a cash flow hedge.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended April 2, 2021
Foreign currency contracts	$(23)	Net operating revenues	$(23)
Foreign currency contracts	(5)	Cost of goods sold	(1)
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	87	Other income (loss) — net	66
Interest rate contracts	121	Interest expense	(5)
Total	$180		$36
Three Months Ended March 27, 2020
Foreign currency contracts	$103	Net operating revenues	$(4)
Foreign currency contracts	11	Cost of goods sold	1
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	(90)	Other income (loss) — net	15
Interest rate contracts	8	Interest expense	(11)
Total	$32		$(1)
As of April 2, 2021, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $60 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair values of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or been extinguished. The total notional values of derivatives related to fair value hedges of this type were $17,677 million and $10,215 million as of April 2, 2021 and December 31, 2020, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		April 2, 2021	March 27, 2020
Interest rate contracts	Interest expense	$(395)	$112
Fixed-rate debt	Interest expense	396	(103)
Net impact to interest expense		$1	$9
Net impact of fair value hedging instruments		$1	$9
The following table summarizes the amounts recorded in the condensed consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

	Carrying Values of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Values of Hedged Items[1]
Balance Sheet Location of Hedged Items	April 2, 2021	December 31, 2020	April 2, 2021	December 31, 2020
Current maturities of long-term debt	$1,245	$—	$6	$—
Long-term debt	16,638	11,129	462	646
1 Cumulative amount of fair value hedging adjustments does not include changes due to foreign currency exchange rate fluctuations.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and a portion of its foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in a number of foreign operations. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the fair values of the derivative instruments are recognized in net foreign currency translation adjustments, a component of AOCI, to offset the changes in the values of the net investments being hedged. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the carrying values of the designated portion of the non-derivative financial instrument due to fluctuations in foreign currency exchange rates are recorded in net foreign currency translation adjustments. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended
	April 2, 2021	December 31, 2020	April 2, 2021	March 27, 2020
Foreign currency contracts	$1,049	$451	$(8)	$(3)
Foreign currency denominated debt	13,000	13,336	483	79
Total	$14,049	$13,787	$475	$76
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three months ended April 2, 2021 and March 27, 2020. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended April 2, 2021 and March 27, 2020. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our condensed consolidated statement of cash flows.

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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $6,370 million and $5,727 million as of April 2, 2021 and December 31, 2020, respectively.
The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The total notional values of derivatives related to our economic hedges of this type were $200 million as of April 2, 2021 and December 31, 2020.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $1,057 million and $715 million as of April 2, 2021 and December 31, 2020, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		April 2, 2021	March 27, 2020
Foreign currency contracts	Net operating revenues	$(1)	$24
Foreign currency contracts	Cost of goods sold	(8)	14
Foreign currency contracts	Other income (loss) — net	(28)	(91)
Interest rate contracts	Interest expense	(187)	—
Commodity contracts	Cost of goods sold	82	(85)
Other derivative instruments	Selling, general and administrative expenses	8	(56)
Other derivative instruments	Other income (loss) — net	(3)	(57)
Total		$(137)	$(251)
NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the three months ended April 2, 2021, the Company issued U.S. dollar- and euro-denominated debt of $2,500 million and €2,000 million, respectively. The carrying value of this debt as of April 2, 2021 was $4,775 million. The general terms of the notes issued are as follows:
•$750 million total principal amount of notes due March 5, 2028, at a fixed interest rate of 1.500 percent;
•€700 million total principal amount of notes due March 9, 2029, at a fixed interest rate of 0.125 percent;
•$750 million total principal amount of notes due March 5, 2031, at a fixed interest rate of 2.000 percent;
•€650 million total principal amount of notes due March 9, 2033, at a fixed interest rate of 0.500 percent;
•€650 million total principal amount of notes due March 9, 2041, at a fixed interest rate of 1.000 percent; and
•$1,000 million total principal amount of notes due March 5, 2051, at a fixed interest rate of 3.000 percent.

During the three months ended April 2, 2021, the Company retired upon maturity €371 million total principal amount of notes due March 8, 2021, at a variable interest rate equal to the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.200 percent.
During the three months ended April 2, 2021, the Company extinguished prior to maturity U.S. dollar- and euro-denominated debt of $751 million and €633 million, respectively, resulting in associated charges of $58 million recorded in the line item interest expense in our condensed consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying value of the debt extinguished, including the impact of the related fair value hedging relationships. The general terms of the notes that were extinguished are as follows:
•€633 million total principal amount of notes due March 9, 2023, at a fixed interest rate of 0.750 percent;
•$358 million total principal amount of notes due April 1, 2023, at a fixed interest rate of 2.500 percent; and
•$393 million total principal amount of notes due November 1, 2023, at a fixed interest rate of 3.200 percent.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Guarantees
As of April 2, 2021, we were contingently liable for guarantees of indebtedness owed by third parties of $510 million, of which $110 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Tax Audits
The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities, such as legislation and statutes, legislative intent, regulations, rulings and caselaw and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved. The number of years subject to tax audits or tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is “more likely than not” to be sustained; (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Refer to Note 14.
On September 17, 2015, the Company received a Statutory Notice of Deficiency (“Notice”) from the U.S. Internal Revenue Service (“IRS”) seeking approximately $3.3 billion of additional federal income tax for years 2007 through 2009. In the Notice, the IRS stated its intent to reallocate over $9 billion of income to the U.S. parent company from certain of its foreign affiliates that the U.S. parent company licensed to manufacture, distribute, sell, market and promote its products in certain non-U.S. markets.

The Notice concerned the Company’s transfer pricing between its U.S. parent company and certain of its foreign affiliates. IRS rules governing transfer pricing require arm’s-length pricing of transactions between related parties such as the Company’s U.S. parent and its foreign affiliates.
To resolve the same transfer pricing issue for the tax years 1987 through 1995, the Company and the IRS had agreed in 1996 on an arm’s-length methodology for determining the amount of U.S. taxable income that the U.S. parent company would report as compensation from its foreign licensees. The Company and the IRS memorialized this accord in a closing agreement resolving that dispute (“Closing Agreement”). The Closing Agreement provided that, absent a change in material facts or circumstances or relevant federal tax law, in calculating the Company’s income taxes going forward, the Company would not be assessed penalties by the IRS for using the agreed-upon tax calculation methodology that the Company and the IRS agreed would be used for the 1987 through 1995 tax years.
The IRS audited and confirmed the Company’s compliance with the agreed-upon Closing Agreement methodology in five successive audit cycles for tax years 1996 through 2006.
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
The IRS designated the Company’s matter for litigation on October 15, 2015. Litigation designation is an IRS determination that forecloses to a company any and all alternative means for resolution of a tax dispute. As a result of the IRS’ designation of the Company’s matter for litigation, the Company was forced to either accept the IRS’ newly imposed tax assessment and pay the full amount of the asserted tax or litigate the matter in the federal courts. The matter remains subject to the IRS’ litigation designation, preventing the Company from any attempt to settle or otherwise mutually resolve the matter with the IRS.
The Company consequently initiated litigation by filing a petition in the U.S. Tax Court (“Tax Court”) in December 2015, challenging the tax adjustments enumerated in the Notice.
Prior to trial, the IRS increased its transfer pricing adjustment by $385 million, resulting in an additional tax adjustment of $135 million. The Company obtained a summary judgment in its favor on a different matter related to Mexican foreign tax credits, which thereafter effectively reduced the IRS’ potential tax adjustment by approximately $138 million.
The trial was held in the Tax Court from March through May 2018, and final post-trial briefs were filed and exchanged in April 2019.
On November 18, 2020, the Tax Court issued an opinion (“Opinion”) in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. The Tax Court reserved ruling on the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil until after the Tax Court issues its opinion in the separate case of 3M Co. & Subs. v. Commissioner, T.C. Docket No. 5816-13 (filed March 11, 2013). Once the Tax Court issues its opinion in 3M Co. & Subs. v. Commissioner, the Company expects the Tax Court thereafter to render another opinion, and ultimately a final decision, in the Company’s case.
The Company believes that the IRS and the Tax Court misinterpreted and misapplied the applicable regulations in reallocating income earned by the Company’s foreign licensees to increase the Company’s U.S. tax. Moreover, the Company believes that the retroactive imposition of such tax liability using a calculation methodology different from that previously agreed upon by the IRS and the Company, and audited by the IRS for over a decade, is unconstitutional. The Company intends to assert its claims on appeal and vigorously defend its position.
In determining the amount of tax reserve to be recorded as of December 31, 2020, the Company completed the required two-step evaluation process prescribed by Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes. In doing so, we consulted with outside advisors and we reviewed and considered relevant laws, rules, and regulations, including, though not limited to, the Opinion and relevant caselaw. We also considered our intention to vigorously defend our positions and assert our various well-founded legal claims via every available avenue of appeal. We concluded, based on the technical and legal merits of the Company’s tax positions, that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal. In addition, we considered a number of alternative transfer pricing methodologies, including the methodology asserted by the IRS and affirmed in the Opinion (“Tax Court Methodology”), that could be applied by the courts upon final resolution of the litigation. Based on the required probability analysis, we determined the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of this analysis, we recorded a tax reserve of $438 million during the year ended December 31, 2020 related to the application of the resulting methodologies as well as the different tax treatment applicable to dividends originally paid to the U.S. parent company by its foreign licensees, in reliance upon the Closing Agreement, that would be recharacterized as royalties in accordance with the Opinion and the Company’s analysis.
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of April 2, 2021. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of April 2, 2021 to $390 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions, it is possible that some portion or all of the adjustment proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would likely be subject to significant additional liabilities for the years at issue, and potentially also for subsequent periods, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2020 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 to 2020. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $12 billion as of December 31, 2020. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended April 2, 2021 would increase the potential aggregate incremental tax and interest liability by approximately $250 million. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2020, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax period. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax period, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $4.7 billion (including interest accrued through April 2, 2021), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $253 million and $265 million as of April 2, 2021 and December 31, 2020, respectively.
NOTE 9: OTHER COMPREHENSIVE INCOME
AOCI attributable to shareowners of The Coca-Cola Company is separately presented in our condensed consolidated balance sheet as a component of The Coca-Cola Company’s shareowners’ equity, which also includes our proportionate share of equity method investees’ AOCI. OCI attributable to noncontrolling interests is allocated to, and included in, our condensed consolidated balance sheet as part of the line item equity attributable to noncontrolling interests.

AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	April 2, 2021	December 31, 2020
Net foreign currency translation adjustments	$(12,024)	$(12,028)
Accumulated net gains (losses) on derivatives	(90)	(194)
Unrealized net gains (losses) on available-for-sale debt securities	(32)	28
Adjustments to pension and other postretirement benefit liabilities	(1,987)	(2,407)
Accumulated other comprehensive income (loss)	$(14,133)	$(14,601)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Three Months Ended April 2, 2021
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$2,245	$10	$2,255
Other comprehensive income:
Net foreign currency translation adjustments	4	—	4
Net gains (losses) on derivatives[1]	104	—	104
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(60)	—	(60)
Net change in pension and other postretirement benefit liabilities	420	—	420
Total comprehensive income (loss)	$2,713	$10	$2,723
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended April 2, 2021	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$624	$(23)	$601
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(954)	—	(954)
Gains (losses) on net investment hedges arising during the period[1]	475	(118)	357
Net foreign currency translation adjustments	$145	$(141)	$4
Derivatives:
Gains (losses) arising during the period	$174	$(43)	$131
Reclassification adjustments recognized in net income	(36)	9	(27)
Net gains (losses) on derivatives[1]	$138	$(34)	$104
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(92)	$30	$(62)
Reclassification adjustments recognized in net income	3	(1)	2
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(89)	$29	$(60)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$453	$(109)	$344
Reclassification adjustments recognized in net income	101	(25)	76
Net change in pension and other postretirement benefit liabilities	$554	$(134)	$420
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$748	$(280)	$468
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended March 27, 2020	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(2,281)	$212	$(2,069)
Reclassification adjustments recognized in net income	3	—	3
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(157)	—	(157)
Gains (losses) on net investment hedges arising during the period[1]	76	(19)	57
Net foreign currency translation adjustments	$(2,359)	$193	$(2,166)
Derivatives:
Gains (losses) arising during the period	$23	$(8)	$15
Reclassification adjustments recognized in net income	1	—	1
Net gains (losses) on derivatives[1]	$24	$(8)	$16
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(8)	$5	$(3)
Reclassification adjustments recognized in net income	(6)	1	(5)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(14)	$6	$(8)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(25)	$(1)	$(26)
Reclassification adjustments recognized in net income	43	(11)	32
Net change in pension and other postretirement benefit liabilities	$18	$(12)	$6
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(2,331)	$179	$(2,152)
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
The following table presents the amounts and line items in our condensed consolidated statement of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended April 2, 2021
Derivatives:
Foreign currency contracts	Net operating revenues	$23
Foreign currency contracts	Cost of goods sold	1
Foreign currency contracts	Other income (loss) — net	(66)
Foreign currency and interest rate contracts	Interest expense	6
	Income before income taxes	(36)
	Income taxes	9
	Consolidated net income	$(27)
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$3
	Income before income taxes	3
	Income taxes	(1)
	Consolidated net income	$2
Pension and other postretirement benefit liabilities:
Settlement charges[1]	Other income (loss) — net	$54
Recognized net actuarial loss	Other income (loss) — net	48
Recognized prior service cost (credit)	Other income (loss) — net	(1)
	Income before income taxes	101
	Income taxes	(25)
	Consolidated net income	$76
1 The settlement charges were related to the strategic realignment initiatives. Refer to Note 12.

NOTE 10: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended April 2, 2021	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2020	4,302	$21,284	$66,555	$(14,601)	$1,760	$17,601	$(52,016)	$1,985
Adoption of accounting standards[1]	—	19	19	—	—	—	—	—
Comprehensive income (loss)	—	2,723	2,245	468	—	—	—	10
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.42 per share)	—	(1,810)	(1,810)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(18)	—	—	—	—	—	(18)
Impact related to stock-based compensation plans	9	134	—	—	—	29	105	—
April 2, 2021	4,311	$22,332	$67,009	$(14,133)	$1,760	$17,630	$(51,911)	$1,977
1 Represents the adoption of Accounting Standards Update 2019-12, Simplifying the Accounting for Income Taxes, effective January 1, 2021.

			Shareowners of The Coca-Cola Company
Three Months Ended March 27, 2020	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2019	4,280	$21,098	$65,855	$(13,544)	$1,760	$17,154	$(52,244)	$2,117
Comprehensive income (loss)	—	188	2,775	(2,152)	—	—	—	(435)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.41 per share)	—	(1,760)	(1,760)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(6)	—	—	—	—	—	(6)
Impact related to stock-based compensation plans	14	314	—	—	—	158	156	—
March 27, 2020	4,294	$19,834	$66,870	$(15,696)	$1,760	$17,312	$(52,088)	$1,676
NOTE 11: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended April 2, 2021, the Company recorded other operating charges of $124 million. These charges primarily consisted of $93 million due to the Company’s strategic realignment initiatives and $18 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $4 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $9 million related to tax litigation expense. Refer to Note 2 for additional information on the fairlife acquisition. Refer to Note 8 for additional information related to the tax litigation. Refer to Note 12 for additional information on the Company’s strategic realignment initiatives and productivity and reinvestment program. Refer to Note 16 for the impact these charges had on our operating segments and Corporate.
During the three months ended March 27, 2020, the Company recorded other operating charges of $202 million. These charges primarily consisted of an impairment charge of $152 million related to our Odwalla trademark, which was primarily driven by revised projections of future operating results due to reduced availability at retail customer outlets and a change in brand focus in the Company’s portfolio. In addition, other operating charges included $39 million related to the Company’s productivity and reinvestment program and $11 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 2 for additional information on the fairlife acquisition. Refer to Note 12 for additional information on the Company’s productivity and reinvestment program. Refer to Note 15 for additional information on the impairment charge. Refer to Note 16 for the impact these charges had on our operating segments and Corporate.

Other Nonoperating Items
Interest Expense
During the three months ended April 2, 2021, the Company recorded charges of $58 million related to the extinguishment of long-term debt. Refer to Note 7.
Equity Income (Loss) — Net
During the three months ended April 2, 2021 and March 27, 2020, the Company recorded a net gain of $37 million and a net charge of $38 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
Other Income (Loss) — Net
During the three months ended April 2, 2021, the Company recognized a net gain of $133 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded pension benefit plan settlement charges of $54 million related to its strategic realignment initiatives. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 12 for additional information on the Company’s strategic realignment initiatives. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
During the three months ended March 27, 2020, the Company recognized a gain of $902 million in conjunction with the fairlife acquisition and a gain of $18 million related to the sale of a portion of our ownership interest in one of our equity method investments. These gains were partially offset by a net loss of $392 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a loss of $57 million related to economic hedging activities. Refer to Note 2 for additional information on the fairlife acquisition. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 6 for additional information on our economic hedging activities. Refer to Note 16 for the impact that certain of these items had on our operating segments and Corporate.
NOTE 12: RESTRUCTURING
Strategic Realignment
In August 2020, the Company announced strategic steps to transform our organizational structure in an effort to better enable us to capture growth in the fast-changing marketplace. The Company is building a networked global organization designed to combine the power of scale with the deep knowledge required to win locally. We created new operating units effective January 1, 2021, which are focused on regional and local execution. The operating units, which sit under the four existing geographic operating segments, are highly interconnected, with more consistency in their structure and a focus on eliminating duplication of resources and scaling new products more quickly. The operating units work closely with five global marketing category leadership teams to rapidly scale ideas. The global marketing category leadership teams primarily focus on innovation, marketing efficiency and effectiveness. The organizational structure also includes our existing center that provides strategy, governance and scale for global initiatives. The operating units, global marketing category leadership teams and the center are supported by a platform services organization, which focuses on providing efficient and scaled global services and capabilities including, but not limited to, governance, transactional work, data management, consumer analytics, digital commerce and social/digital hubs.
The Company has incurred total pretax expenses of $574 million related to these strategic realignment initiatives since they commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 16 for the impact these expenses had on our operating segments and Corporate. Outside services reported in the table below primarily relate to expenses in connection with legal and consulting activities. The Company currently expects the total cost of the strategic realignment initiatives will be up to $600 million. The new networked organization is established and functioning, and the platform services activities will be integrated, standardized and scaled over the course of 2021.

The following table summarizes the balance of accrued expenses related to these strategic realignment initiatives and the changes in the accrued amounts as of and for the three months ended April 2, 2021 (in millions):

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
Accrued balance December 31, 2020	$181		$1	$3	$185
Costs incurred	141		6	—	147
Payments	(122)		(6)	—	(128)
Noncash and exchange	(57)	[1]	—	—	(57)
Accrued balance April 2, 2021	$143		$1	$3	$147
1 Includes pension benefit plan settlement charges. Refer to Note 13.
Productivity and Reinvestment Program
In February 2012, the Company announced a productivity and reinvestment program designed to strengthen our brands and reinvest our resources to drive long-term profitable growth. The program was expanded multiple times since it commenced, with the last expansion occurring in April of 2017. We expect the remaining initiatives included in this program, which are primarily designed to further simplify and standardize our organization, to be completed by the end of 2022.
The Company has incurred total pretax expenses of $3,947 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 16 for the impact these charges had on our operating segments and Corporate. Outside services reported in the table below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to our productivity and reinvestment program and the changes in the accrued amounts as of and for the three months ended April 2, 2021 (in millions):

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
Accrued balance December 31, 2020	$15	$—	$2	$17
Costs incurred	—	17	1	18
Payments	—	(17)	(6)	(23)
Noncash and exchange	—	—	5	5
Accrued balance April 2, 2021	$15	$—	$2	$17

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The total cost (income) for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Service cost	$24	$28	$2	$3
Interest cost	44	59	4	6
Expected return on plan assets[1]	(151)	(147)	(4)	(4)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss	47	43	1	1
Net periodic benefit cost (income)	(36)	(17)	2	5
Settlement charges[2]	54	—	—	—
Total cost (income)	$18	$(17)	$2	$5
1 The weighted-average expected long-term rates of return on plan assets used in computing 2021 net periodic benefit cost (income) were 7.25 percent for pension benefit plans and 4.25 percent for other postretirement benefit plans.
2 The settlement charges were related to the strategic realignment initiatives. Refer to Note 12.
All amounts in the table above, other than service cost, were recorded in the line item other income (loss) — net in our condensed consolidated statements of income. During the three months ended April 2, 2021, the Company contributed $5 million to our pension trusts, and we anticipate making additional contributions of approximately $22 million during the remainder of 2021. The Company contributed $7 million to our pension trusts during the three months ended March 27, 2020.
NOTE 14: INCOME TAXES
The Company recorded income taxes of $508 million (18.4 percent effective tax rate) and $215 million (7.2 percent effective tax rate) during the three months ended April 2, 2021 and March 27, 2020, respectively.
The Company’s effective tax rates for the three months ended April 2, 2021 and March 27, 2020 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
The Company’s effective tax rate for the three months ended March 27, 2020 included a tax benefit of $40 million associated with the gain recorded upon the acquisition of the remaining ownership interest in fairlife and also included the net tax benefit of various discrete tax items recorded during the quarter. Refer to Note 2 for additional information on the fairlife acquisition.
On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which the court predominantly sided with the IRS. The Company strongly disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 8.

NOTE 15: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

April 2, 2021	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$2,201	$218	$14		$108	$—		$2,541
Debt securities[1]	—	2,129	38		—	—		2,167
Derivatives[2]	104	785	—		—	(615)	[6]	274	[8]
Total assets	$2,305	$3,132	$52		$108	$(615)		$4,982
Liabilities:
Contingent consideration liability	$—	$—	$225	[5]	$—	$—		$225
Derivatives[2]	3	322	—		—	(256)	[7]	69	[8]
Total liabilities	$3	$322	$225		$—	$(256)		$294
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
6    The Company is obligated to return $473 million in cash collateral it has netted against its derivative position.
7 The Company has the right to reclaim $177 million in cash collateral it has netted against its derivative position.
8     The Company’s derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows:
$274 million in the line item other assets and $69 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.

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
8    The Company’s derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $229 million in the line item other assets, $9 million in the line item accounts payable and accrued expenses, and $1 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivative portfolio.
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three months ended April 2, 2021 and March 27, 2020.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended April 2, 2021 and March 27, 2020.
Nonrecurring Fair Value Measurements
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended
	April 2, 2021	March 27, 2020
Impairment of intangible assets	$—	$(152)	[1]
Impairment of equity investment without a readily determinable fair value	—	(26)	[2]
Total	$—	$(178)
1 The Company recorded an impairment charge of $152 million related to its Odwalla trademark, which was primarily driven by revised projections of future operating results due to reduced availability at retail customer outlets and a change in brand focus in the Company’s portfolio. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
2 The Company recorded an impairment charge of $26 million related to an investment in an equity security without a readily determinable fair value. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of April 2, 2021, the carrying value and fair value of our long-term debt, including the current portion, were $43,050 million and $44,335 million, respectively. As of December 31, 2020, the carrying value and fair value of our long-term debt, including the current portion, were $40,610 million and $43,218 million, respectively.
NOTE 16: OPERATING SEGMENTS
Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa		Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Three Months Ended April 2, 2021
Net operating revenues:
Third party	$1,462		$909	$2,936	$1,232		$570	$1,894		$17	$—	$9,020
Intersegment	161		—	1	170		—	2		—	(334)	—
Total net operating revenues	1,623		909	2,937	1,402		570	1,896		17	(334)	9,020
Operating income (loss)	820		552	792	686		26	141		(295)	—	2,722
Income (loss) before income taxes	830		555	816	695		27	317		(477)	—	2,763
Identifiable operating assets	8,335	[2]	1,650	19,792	2,332	[3]	7,843	10,426	[2,3]	19,843	—	70,221
Investments[1]	466		595	343	249		4	13,833		4,282	—	19,772
As of and for the Three Months Ended March 27, 2020
Net operating revenues:
Third party	$1,573		$930	$2,849	$989		$573	$1,656		$31	$—	$8,601
Intersegment	152		—	1	139		—	2		—	(294)	—
Total net operating revenues	1,725		930	2,850	1,128		573	1,658		31	(294)	8,601
Operating income (loss)	960		539	387	511		19	63		(99)	—	2,380
Income (loss) before income taxes	971		535	402	513		18	198		373	—	3,010
Identifiable operating assets	8,172	[2]	1,853	20,600	2,312		7,378	10,184	[2]	24,842	—	75,341
Investments[1]	498		661	357	225		11	12,968		3,952	—	18,672
As of December 31, 2020
Identifiable operating assets	$8,098	[2]	$1,597	$19,444	$2,073	[3]	$7,575	$10,521	[2,3]	$17,903	$—	$67,211
Investments[1]	517		603	345	240		4	14,183		4,193	—	20,085
1 Principally equity method investments and other investments in bottling companies.
2 Property, plant and equipment — net in South Africa represented 15 percent, 14 percent and 15 percent of consolidated property, plant and equipment — net as of April 2, 2021, March 27, 2020 and December 31, 2020, respectively.
3 Property, plant and equipment — net in the Philippines represented 10 percent of consolidated property, plant and equipment — net as of April 2, 2021 and December 31, 2020.
During the three months ended April 2, 2021, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $50 million for Europe, Middle East and Africa, $11 million for Latin America, $12 million for North America and $13 million for Asia Pacific, and operating income (loss) and income (loss) before income taxes were reduced by $7 million and $61 million, respectively, for Corporate due to the Company’s strategic realignment initiatives. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $19 million for North America related to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $18 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $9 million for Corporate related to tax litigation expense. Refer to Note 8.

•Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 2.
•Income (loss) before income taxes was increased by $133 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was increased by $5 million for Bottling Investments and $32 million for Corporate due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $58 million for Corporate related to charges associated with the extinguishment of long-term debt. Refer to Note 7.
During the three months ended March 27, 2020, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $152 million for North America related to the impairment of our Odwalla trademark. Refer to Note 15.
•Operating income (loss) and income (loss) before income taxes were reduced by $39 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $11 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 2.
•Income (loss) before income taxes was increased by $902 million for Corporate in conjunction with the fairlife acquisition, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value. Refer to Note 2.
•Income (loss) before income taxes was increased by $18 million for Corporate related to the sale of a portion of our ownership interest in one of our equity method investments.
•Income (loss) before income taxes was reduced by $392 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $38 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
NOTE 17: SUBSEQUENT EVENTS
Debt Extinguishment
In April 2021, the Company extinguished a portion of its long-term debt prior to maturity. As of April 2, 2021, the extinguished notes had a carrying value of $2,542 million. The general terms of the notes that were extinguished are as follows:
•€867 million total principal amount of notes due March 9, 2023, at a fixed interest rate of 0.750 percent;
•$392 million total principal amount of notes due April 1, 2023, at a fixed interest rate of 2.500 percent; and
•$1,107 million total principal amount of notes due November 1, 2023, at a fixed interest rate of 3.200 percent.
The notes were redeemed at a redemption price of 100 percent of the principal amount of the applicable notes, plus accrued and unpaid interest and the applicable make-whole premiums. As a result of the extinguishment, the Company incurred charges of approximately $110 million.
Sale of Ownership Interest in Coca-Cola Amatil Limited
In May 2021, Coca-Cola European Partners plc, an equity method investee, will acquire our approximate 31 percent ownership interest in Coca-Cola Amatil Limited, an equity method investee, for approximately $1.7 billion in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.
During the three months ended April 2, 2021, the effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have continued to impact our business globally. In particular, the outbreak and preventive measures taken to contain COVID-19 negatively impacted our unit case volume and our price, product and geographic mix, primarily due to unfavorable channel and product mix as consumer demand has shifted to more at-home consumption versus away-from-home consumption.
The Company’s priorities during the COVID-19 pandemic and related business disruption are ensuring the health and safety of our employees; supporting and making a difference in the communities we serve; keeping our brands in supply and maintaining the quality and safety of our products; serving our customers across all channels as they adapt to the shifting demands of consumers during the pandemic; and positioning ourselves to emerge stronger when the pandemic ends.
We deployed global and regional teams to monitor the rapidly evolving situation in each of our local markets and recommend risk mitigation actions; we implemented travel restrictions; and we are following social distancing practices. Around the world, we are endeavoring to follow guidance from governmental authorities and health officials including, but not limited to, checking the temperature of associates when entering our facilities, requiring associates to wear masks and other protective clothing as appropriate, and implementing additional cleaning and sanitization routines at system facilities. In addition, most office-based employees around the world are required to work remotely.
During times of crisis, business continuity and adapting to the needs of our customers is critical. We have developed systemwide knowledge-sharing routines and processes, which include the management of any supply chain challenges. As of the date of this filing, there has been no material impact, and we do not foresee a material impact, on our and our bottling partners’ ability to manufacture or distribute our products. We are moving with speed to best serve our customers impacted by COVID-19. In partnership with our bottlers and retail customers, we are working to ensure adequate inventory levels in key channels while prioritizing core brands, key packages and consumer affordability. We are increasing investments in e-commerce to support retailer and meal delivery services, shifting toward package sizes that are fit-for-purpose for online sales, and shifting more consumer and trade promotions to digital.
Although we are experiencing a time of crisis, we are not losing sight of long-term opportunities for our business. We believe that we will come out of this situation a better and stronger company. We are leveraging the crisis as a catalyst to accelerate our strategy by focusing on the following: prioritizing stronger global brands across various consumer needs while, at the same time, doing a better job of nurturing and growing regional and scaled local brands; establishing a more disciplined innovation framework and increasing marketing effectiveness and efficiency; strengthening our revenue growth management capabilities; enhancing our system collaboration and capturing supply chain efficiencies; and investing in new capabilities and evolving our organization to support the accelerated strategy. In August 2020, the Company announced strategic steps to transform our organizational structure in an effort to better enable us to capture growth in the fast-changing marketplace. The Company is building a networked global organization designed to combine the power of scale with the deep knowledge required to win locally. These organizational changes required a reallocation of resources, along with both voluntary and involuntary reductions of associates. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information about our strategic realignment initiatives.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading “Item 1A. Risk Factors” in Part I and “Our Business — Challenges and Risks” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when completing recoverability and impairment tests of current and noncurrent assets in various regions around the world.
We perform recoverability and impairment tests of current and noncurrent assets in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). For certain assets, recoverability and/or impairment tests are required only when conditions exist that indicate the carrying value may not be recoverable. For other assets, impairment tests are required at least annually, or more frequently if events or circumstances indicate that an asset may be impaired.
The assessment of recoverability and the performance of impairment tests of current and noncurrent assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending, proceeds from the sale of assets and customers’ financial condition. These factors are even more difficult to estimate as a result of uncertainties associated with the scope, severity and duration of the global COVID-19 pandemic and any resurgences of the pandemic including, but not limited to, the number of people contracting the virus, the impact of shelter-in-place and social distancing requirements, the impact of governmental actions across the globe to contain the virus, the timing and number of people receiving vaccinations, and the substance and pace of the post-pandemic economic recovery. The estimates we use when assessing the recoverability of assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe are consistent with those a market participant would use. The variability of these factors depends on a number of conditions, including uncertainties associated with the COVID-19 pandemic, and thus our accounting estimates may change from period to period. Our current estimates reflect our belief that we expect COVID-19 to impact our business for the better part of 2021, with the first half of the year likely to be more challenging than the second half. We expect to see improvements in our business as vaccines become more widely available throughout the year and consumers begin to return to many of their previous routines of socializing, work and travel. The Company has certain intangible and other long-lived assets that are more dependent on cash flows generated in away-from-home channels and/or that generate cash flows in geographic areas that are more heavily impacted by the COVID-19 pandemic and are therefore more susceptible to impairment. In addition, intangible and other long-lived assets we acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions at the time of acquisition. If we had used other assumptions and estimates when tests of these assets were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions or if different conditions exist in future periods, future impairment charges could result. The total future impairment charges we may be required to record could be material.
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
Structural Changes, Acquired Brands and Newly Licensed Brands
In order to continually improve upon the Company’s operating performance, from time to time, we engage in buying and selling ownership interests in bottling partners and other manufacturing operations. In addition, we also acquire brands and their related operations or enter into license agreements for certain brands to supplement our beverage offerings. These items impact our operating results and certain key metrics used by management in assessing the Company’s performance.
Unit case volume growth is a metric used by management to evaluate the Company’s performance because it measures demand for our products at the consumer level. The Company’s unit case volume represents the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers or consumers and, therefore, reflects unit case volume for both consolidated and unconsolidated bottlers. Refer to the heading “Beverage Volume” below.
Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished products sold by, the Company to its bottling partners or other customers. For Costa Limited (“Costa”) non-ready-to-drink beverage products, concentrate sales volume represents the amount of coffee beans and finished beverages (in all instances expressed in unit case equivalents) sold by the Company to customers or consumers. Refer to the heading “Beverage Volume” below.
When we analyze our net operating revenues we generally consider the following factors: (1) volume growth (concentrate sales volume or unit case volume, as applicable); (2) changes in price, product and geographic mix; (3) foreign currency fluctuations; and (4) acquisitions and divestitures (including structural changes defined below), as applicable. Refer to the heading “Net Operating Revenues” below. The Company sells concentrates and syrups to both consolidated and unconsolidated bottling partners. The ownership structure of our bottling partners impacts the timing of recognizing concentrate revenue and concentrate sales volume. When we sell concentrates or syrups to our consolidated bottling partners, we are not able to recognize the concentrate revenue or concentrate sales volume until the bottling partner has sold finished products manufactured from the concentrates or syrups to a third party. When we sell concentrates or syrups to our unconsolidated bottling partners, we recognize the concentrate revenue and concentrate sales volume when the concentrates or syrups are sold to the bottling partner. The subsequent sale of the finished products manufactured from the concentrates or syrups to a third party does not impact the timing of recognizing the concentrate revenue or concentrate sales volume. When we account for an unconsolidated bottling partner as an equity method investment, we eliminate the intercompany profit related to these transactions to the extent of our ownership interest until the equity method investee has sold finished products manufactured from the concentrates or syrups to a third party. We typically report unit case volume when finished products manufactured from the concentrates or syrups are sold to a third party regardless of our ownership interest in the bottling partner.
We generally refer to acquisitions and divestitures of bottling operations as “structural changes”, which are a component of acquisitions and divestitures. Typically, structural changes do not impact the Company’s unit case volume or concentrate sales volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products, regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations.
“Acquired brands” refers to brands acquired during the past 12 months. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to an acquired brand in periods prior to the closing of a transaction. Therefore, the unit case volume and concentrate sales volume related to an acquired brand is incremental to prior year volume. We generally do not consider the acquisition of a brand to be a structural change.
“Licensed brands” refers to brands not owned by the Company but for which we hold certain rights, generally including, but not limited to, distribution rights, and from which we derive an economic benefit when the products are sold. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to a licensed brand in periods prior to the beginning of the term of a license agreement. Therefore, in the year a license agreement is entered into, the unit case volume and concentrate sales volume related to a licensed brand is incremental to prior year volume. We generally do not consider the licensing of a brand to be a structural change.
In 2020, the Company discontinued our Odwalla juice business. The impact of discontinuing our Odwalla juice business has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the North America operating segment.
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings), with the exception of unit case equivalents for Costa non-ready-to-drink beverage products, which are primarily measured in number of transactions; and “unit case volume” means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers or consumers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain brands licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an ownership interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. For Costa non-ready-to-drink beverage products, concentrate sales volume represents the amount of coffee beans and finished beverages (in all instances expressed in unit case equivalents) sold by the Company to customers or consumers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers’ inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can create differences between unit case volume and concentrate sales volume growth rates. In addition to these items, the impact of unit case volume from certain joint ventures in which the Company has an ownership interest, but to which the Company does not sell concentrates, syrups, source waters or powders/minerals, may give rise to differences between unit case volume and concentrate sales volume growth rates.

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2021 versus 2020
	Three Months Ended April 2, 2021
	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	—%	5%
Europe, Middle East & Africa	(2)%	(2)%
Latin America	—	2
North America	(6)	—
Asia Pacific	9	20
Global Ventures	(3)	3
Bottling Investments	5	N/A
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
4 Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. For Costa non-ready-to-drink products, concentrate sales volume represents the amount of coffee beans and finished beverages (in all instances expressed in unit case equivalents) sold by the Company to customers or consumers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2021 had five additional days when compared to the first quarter of 2020, and the fourth quarter of 2021 will have six fewer days when compared to the fourth quarter of 2020.
Unit Case Volume
Although a significant portion of our Company’s revenues is not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Three Months Ended April 2, 2021 versus Three Months Ended March 27, 2020
Unit case volume in Europe, Middle East and Africa declined 2 percent, which included a 22 percent decline in hydration, sports, coffee and tea, partially offset by 2 percent growth in Trademark Coca-Cola, 4 percent growth in nutrition, juice, dairy and plant-based beverages, and even performance in sparkling flavors. The operating segment reported a decline in unit case volume of 9 percent in the Europe operating unit, partially offset by growth of 8 percent in the Eurasia and Middle East operating unit and 2 percent in the Africa operating unit.
Unit case volume in Latin America was even, which included growth of 5 percent in Trademark Coca-Cola, offset by a 9 percent decline in hydration, sports, coffee and tea, a 2 percent decline in sparkling flavors and a 1 percent decline in nutrition, juice, dairy and plant-based beverages. The operating segment’s volume performance included a decline of 1 percent in Mexico and even performance in Brazil.
Unit case volume in North America declined 6 percent, which included a 13 percent decline in hydration, sports, coffee and tea, a 3 percent decline in Trademark Coca-Cola, a 7 percent decline in sparkling flavors and a 6 percent decline in nutrition, juice, dairy and plant-based beverages.
In Asia Pacific, unit case volume grew 9 percent, which included growth of 15 percent in Trademark Coca-Cola, 12 percent in sparkling flavors and 17 percent in nutrition, juice, dairy and plant-based beverages, partially offset by a 2 percent decline in hydration, sports, coffee and tea. The operating segment reported increases in unit case volume of 19 percent in the Greater China and Mongolia operating unit and 23 percent in the India and South West Asia operating unit. The growth in these operating units was partially offset by declines of 5 percent in the Japan and South Korea operating unit and 3 percent in the ASEAN and South Pacific operating unit.
Unit case volume for Global Ventures declined 3 percent, driven by a 22 percent decline in hydration, sports, coffee and tea and a 9 percent decline in nutrition, juice, dairy and plant-based beverages, partially offset by growth in energy drinks.
Unit case volume for Bottling Investments grew 5 percent, which primarily reflects growth in India and South Africa.

Concentrate Sales Volume
During the three months ended April 2, 2021, worldwide concentrate sales volume grew 5 percent and unit case volume was even compared to the three months ended March 27, 2020. Concentrate sales volume growth is calculated based on the amount of concentrate sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2021 had five additional days when compared to the first quarter of 2020, which contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments during the three months ended April 2, 2021. The differences between concentrate sales volume and unit case volume growth rates during the three months ended April 2, 2021 were also impacted by the timing of concentrate shipments as bottlers built inventory in the prior year due to COVID-19 uncertainty.
Net Operating Revenues
During the three months ended April 2, 2021, net operating revenues were $9,020 million, compared to $8,601 million during the three months ended March 27, 2020, an increase of $419 million, or 5 percent.
The following table illustrates the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2021 versus 2020
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	5%	1%	(1)%	—%	5%
Europe, Middle East & Africa	(2)%	(5)%	1%	—%	(6)%
Latin America	2	7	(10)	—	(2)
North America	—	4	—	(1)	3
Asia Pacific	20	(2)	6	—	24
Global Ventures	3	(8)	5	—	(1)
Bottling Investments	11	5	(2)	—	14
Note: Certain rows may not add due to rounding.
1 Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments and our Global Ventures operating segment (expressed in unit case equivalents) after considering the impact of acquisitions and divestitures. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume computed by comparing the total sales (rather than the average daily sales) in each of the corresponding periods after considering the impact of structural changes, if any. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only after considering the impact of structural changes, if any. Refer to the heading “Beverage Volume” above.
2 Includes structural changes, if any. Refer to the heading “Structural Changes, Acquired Brands and Newly Licensed Brands” above.
Refer to the heading “Beverage Volume” above for additional information related to changes in our unit case and concentrate sales volumes.
“Price, product and geographic mix” refers to the change in net operating revenues caused by factors such as price changes, the mix of products and packages sold, and the mix of channels and geographic territories where the sales occurred. The impact of price, product and geographic mix is calculated by subtracting the change in net operating revenues resulting from volume increases or decreases, changes in foreign currency exchange rates, and acquisitions and divestitures from the total change in net operating revenues. Management believes that providing investors with price, product and geographic mix enhances their understanding about the combined impact that the following items had on the Company’s net operating revenues: (1) pricing actions taken by the Company and, where applicable, our bottling partners; (2) changes in the mix of products and packages sold; (3) changes in the mix of channels where products were sold; and (4) changes in the mix of geographic territories where products were sold. Management uses this measure in making financial, operating and planning decisions and in evaluating the Company’s performance.
Price, product and geographic mix had a 1 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — unfavorable channel, package and geographic mix;
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina;
•North America — favorable product and category mix, partially offset by unfavorable channel mix;

•Asia Pacific — unfavorable geographic mix, partially offset by favorable product, channel and package mix;
•Global Ventures — unfavorable product and channel mix primarily due to the impact of the COVID-19 pandemic on Costa retail stores; and
•Bottling Investments — favorable pricing and favorable category and package mix, partially offset by unfavorable geographic mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 1 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, Turkish lira, Russian ruble, South African rand and Indian rupee, which had an unfavorable impact on our Latin America, Europe, Middle East and Africa and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, British pound sterling, Japanese yen, Australian dollar and Philippine peso, which had a favorable impact on our Europe, Middle East and Africa, Global Ventures, Asia Pacific and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
“Acquisitions and divestitures” generally refers to acquisitions and divestitures of brands or businesses, some of which the Company considers to be structural changes. The impact of acquisitions and divestitures is the difference between the change in net operating revenues and the change in what our net operating revenues would have been if we removed the net operating revenues associated with an acquisition or divestiture from either the current year or the prior year, as applicable. Management believes that quantifying the impact that acquisitions and divestitures had on the Company’s net operating revenues provides investors with useful information to enhance their understanding of the Company’s net operating revenue performance by improving their ability to compare our period-to-period results. Management considers the impact of acquisitions and divestitures when evaluating the Company’s performance. Refer to the heading “Structural Changes, Acquired Brands and Newly Licensed Brands” above for additional information related to acquisitions and divestitures.
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
Gross Profit Margin
Gross profit margin is a ratio calculated by dividing gross profit by net operating revenues. Management believes gross profit margin provides investors with useful information related to the profitability of our business prior to considering all of the operating costs incurred. Management uses this measure in making financial, operating and planning decisions and in evaluating the Company’s performance.
Our gross profit margin increased to 61.1 percent for the three months ended April 2, 2021, compared to 60.8 percent for the three months ended March 27, 2020. This increase was primarily related to the impact of economic hedging activity, partially offset by unfavorable channel and package mix due to the impact of the COVID-19 pandemic.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended
	April 2, 2021	March 27, 2020
Stock-based compensation expense (income)	$58	$(5)
Advertising expenses	901	902
Selling and distribution expenses	618	698
Other operating expenses	1,092	1,053
Selling, general and administrative expenses	$2,669	$2,648
During the three months ended April 2, 2021, selling, general and administrative expenses increased $21 million, or 1 percent, versus the prior year comparable period. The increase was primarily due to an increase in short-term incentive and stock-based compensation expense due to a change in payout assumptions in the prior year as a result of the expected impact of the COVID-19 pandemic.

The decrease in selling and distribution expenses during the three months ended April 2, 2021 was primarily due to the impact of the COVID-19 pandemic on Costa retail stores and North America away-from-home channels as well as effective cost management.
As of April 2, 2021, we had $404 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 2.3 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended
	April 2, 2021	March 27, 2020
Europe, Middle East & Africa	$50	$—
Latin America	11	—
North America	12	152
Asia Pacific	13	—
Global Ventures	—	—
Bottling Investments	—	—
Corporate	38	50
Total	$124	$202
During the three months ended April 2, 2021, the Company recorded other operating charges of $124 million. These charges primarily consisted of $93 million due to the Company’s strategic realignment initiatives and $18 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $4 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife, LLC (“fairlife”) acquisition and $9 million related to tax litigation expense. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the fairlife acquisition. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company’s strategic realignment initiatives and productivity and reinvestment program. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
During the three months ended March 27, 2020, the Company recorded other operating charges of $202 million. These charges primarily consisted of an impairment charge of $152 million related to the Odwalla trademark. In addition, other operating charges included $39 million related to the Company’s productivity and reinvestment program and $11 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of the remaining interest in fairlife. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the fairlife acquisition. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the Company’s productivity and reinvestment program. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charge. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.

Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended
	April 2, 2021	March 27, 2020
Europe, Middle East & Africa	30.1%	40.3%
Latin America	20.3	22.7
North America	29.1	16.3
Asia Pacific	25.2	21.5
Global Ventures	1.0	0.8
Bottling Investments	5.2	2.6
Corporate	(10.9)	(4.2)
Total	100.0%	100.0%
Operating margin is a ratio calculated by dividing operating income by net operating revenues. Management believes operating margin provides investors with useful information related to the profitability of our business after considering all of the operating costs incurred. Management uses this measure in making financial, operating and planning decisions and in evaluating the Company’s performance.
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

	Three Months Ended
	April 2, 2021	March 27, 2020
Consolidated	30.2%	27.7%
Europe, Middle East & Africa	56.1%	61.1%
Latin America	60.7	58.0
North America	27.0	13.6
Asia Pacific	55.6	51.6
Global Ventures	4.6	3.3
Bottling Investments	7.4	3.8
Corporate	*	*
* Calculation is not meaningful.
During the three months ended April 2, 2021, operating income was $2,722 million, compared to $2,380 million during the three months ended March 27, 2020, an increase of $342 million, or 14 percent. The increase was driven by concentrate sales volume growth of 5 percent; favorable price, product and geographic mix; effective cost management; and lower other operating charges, partially offset by increased stock-based compensation expense and an unfavorable foreign currency exchange rate impact.
During the three months ended April 2, 2021, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 2 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, Turkish lira, Russian ruble, South African rand and Indian rupee, which had an unfavorable impact on our Latin America, Europe, Middle East and Africa and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, British pound sterling, Japanese yen, Australian dollar and Philippine peso, which had a favorable impact on our Europe, Middle East and Africa, Global Ventures, Asia Pacific and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Company’s Europe, Middle East and Africa operating segment reported operating income of $820 million and $960 million for the three months ended April 2, 2021 and March 27, 2020, respectively. The decrease in operating income was primarily driven by a 2 percent decrease in concentrate sales volume; unfavorable channel, package and geographic mix; and higher other operating charges.

Latin America reported operating income of $552 million and $539 million for the three months ended April 2, 2021 and March 27, 2020, respectively. The increase in operating income was driven by concentrate sales volume growth of 2 percent, favorable price mix and effective cost management, partially offset by higher other operating charges and an unfavorable foreign currency exchange rate impact of 11 percent.
Operating income for North America for the three months ended April 2, 2021 and March 27, 2020 was $792 million and $387 million, respectively. The increase in operating income was primarily driven by favorable product and category mix, effective cost management and lower other operating charges.
Asia Pacific’s operating income for the three months ended April 2, 2021 and March 27, 2020 was $686 million and $511 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 20 percent, effective cost management and a favorable foreign currency exchange rate impact of 8 percent, partially offset by higher other operating charges.
Global Ventures’ operating income for the three months ended April 2, 2021 and March 27, 2020 was $26 million and $19 million, respectively. The increase in operating income was primarily driven by effective cost management and a favorable foreign currency exchange rate impact of 5 percent, partially offset by the impact of the COVID-19 pandemic on Costa retail stores.
Bottling Investments’ operating income for the three months ended April 2, 2021 and March 27, 2020 was $141 million and $63 million, respectively. The increase in operating income was driven by 11 percent volume growth; favorable price, category and package mix; and effective cost management, partially offset by an unfavorable foreign currency exchange rate impact of 21 percent.
Corporate’s operating loss for the three months ended April 2, 2021 and March 27, 2020 was $295 million and $99 million, respectively. Operating loss in 2021 increased primarily as a result of higher short-term incentive and stock-based compensation expense, partially offset by lower other operating charges.
Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have a slightly favorable impact on operating income through the end of the year.
Interest Income
During the three months ended April 2, 2021, interest income was $66 million, compared to $112 million during the three months ended March 27, 2020, a decrease of $46 million, or 41 percent. This decrease was primarily driven by lower returns in certain of our international locations, as well as the unfavorable impact of fluctuations in foreign currency exchange rates.
Interest Expense
During the three months ended April 2, 2021, interest expense was $442 million, compared to $193 million during the three months ended March 27, 2020, an increase of $249 million, or 129 percent. This increase was primarily due to charges of $58 million associated with the extinguishment of certain long-term debt and charges related to certain hedging activities. The increase in interest expense was also driven by higher average long-term debt balances, partially offset by lower short-term U.S. interest rates and balances. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements.
Equity Income (Loss) — Net
During the three months ended April 2, 2021, equity income was $279 million, compared to $167 million during the three months ended March 27, 2020, an increase of $112 million, or 67 percent. This increase reflects, among other things, the impact of more favorable operating results reported by several of our equity method investees. In addition, the Company recorded a net gain of $37 million and a net charge of $38 million in the line item equity income (loss) — net during the three months ended April 2, 2021 and March 27, 2020, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
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

During the three months ended April 2, 2021, other income (loss) — net was income of $138 million. The Company recognized a net gain of $133 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded pension benefit plan settlement charges of $54 million related to its strategic realignment initiatives. Other income (loss) — net also included income of $60 million related to the non-service cost components of net periodic benefit cost (income), $10 million of dividend income and net foreign currency exchange losses of $9 million. None of the other items included in other income (loss) — net was individually significant. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the strategic realignment initiatives. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on net periodic benefit cost (income). Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
During the three months ended March 27, 2020, other income (loss) — net was income of $544 million. The Company recognized a gain of $902 million in conjunction with the fairlife acquisition, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value, and a gain of $18 million related to the sale of a portion of our ownership interest in one of our equity method investments. These gains were partially offset by a net loss of $392 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a loss of $57 million related to economic hedging activities. Other income (loss) — net also included income of $43 million related to the non-service cost components of net periodic benefit cost (income), net foreign currency exchange losses of $16 million and dividend income of $7 million. None of the other items included in other income (loss) — net was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the fairlife acquisition. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for additional information on economic hedging activities. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on net periodic benefit cost (income). Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
Income Taxes
The Company recorded income taxes of $508 million (18.4 percent effective tax rate) and $215 million (7.2 percent effective tax rate) during the three months ended April 2, 2021 and March 27, 2020, respectively.
The Company’s effective tax rates for the three months ended April 2, 2021 and March 27, 2020 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
The Company’s effective tax rate for the three months ended March 27, 2020 included a tax benefit of $40 million associated with the gain recorded upon the acquisition of the remaining ownership interest in fairlife and also included the net tax benefit of various discrete tax items recorded during the quarter. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the fairlife acquisition.
On November 18, 2020, the U.S. Tax Court (“Tax Court”) issued the opinion (“Opinion”) regarding the Company’s 2015 litigation with the U.S. Internal Revenue Service (“IRS”) involving transfer pricing tax adjustments in which the court predominantly sided with the IRS. The Company strongly disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company’s effective tax rate in 2021 is expected to be 19.1 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact, if the Company were not to prevail, of the ongoing tax litigation with the IRS.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash flows from operating activities is one of the fundamental strengths of our business. Refer to the heading “Cash Flows from Operating Activities” below. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners’ equity. Refer to the heading “Cash Flows from Financing Activities” below. We have a history of borrowing funds both domestically and internationally at reasonable interest rates, and we expect to be able to continue to borrow funds at reasonable rates over the long term. Our debt financing also includes the use of a commercial paper program. We currently have the ability to borrow funds in this market at levels that are consistent with our debt financing strategy, and we expect to continue to be able to do so in the future.

The Company reviews its optimal mix of short-term and long-term debt regularly and, as a result of this review, in March 2021, we issued U.S. dollar- and euro-denominated long-term debt of $2.5 billion and €2.0 billion, respectively, across various maturities. We used a portion of the proceeds from the long-term debt issuances to extinguish certain tranches of our previously issued long-term debt. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for additional information on the debt extinguishment.
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $12.6 billion as of April 2, 2021. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $6.5 billion in unused lines of credit for general corporate purposes as of April 2, 2021. These backup lines of credit expire at various times from 2021 through 2025.
While near-term uncertainty caused by the COVID-19 pandemic remains, we expect to see improvements in our business as vaccines become more widely available. The timing and availability of vaccines will be different around the world, and therefore we believe the pace of the recovery will vary by geography depending on both vaccine distribution and other macroeconomic factors. We will remain flexible so that we can adjust to near-term uncertainties while we continue to move forward on the initiatives we implemented to emerge stronger from the COVID-19 pandemic. In 2021, we plan to increase marketing spending behind our brands to drive increased net operating revenues. We expect the return on that spend to become more favorable as mobility increases and away-from-home channels regain momentum. While many of the operating expenses that were significantly reduced in 2020 are likely to increase in 2021, we will continue to focus on cash flow generation. Our current capital allocation priorities are focused on investing wisely to support our business operations and continuing to grow our dividend payment. We currently expect 2021 capital expenditures to be approximately $1.5 billion. In addition, we do not intend to repurchase shares under our Board of Directors’ authorized plan during the year ending December 31, 2021, and we do not intend to change our approach toward paying dividends.
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS; however, a final decision is still pending and the timing of such decision is currently not known. The Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In the event that all of the adjustments proposed by the IRS are ultimately upheld for the years at issue and the IRS, with the consent of the federal court, were to decide to apply the underlying methodology (“Tax Court Methodology”) to the subsequent years up to and including 2020, the Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $12 billion. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended April 2, 2021 would increase the potential aggregate incremental tax and interest liability by approximately $250 million. Once the Tax Court renders a final decision, the Company will have 90 days to file a notice of appeal and pay the portion of the potential aggregate incremental tax and interest liability related to the 2007 through 2009 litigation period, which we currently estimate to be approximately $4.7 billion (including interest accrued through April 2, 2021), plus any additional interest accrued through the time of payment. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information on the tax litigation.
While we believe it is more likely than not that we will prevail in the tax litigation discussed above, we are confident that, between our ability to generate cash flows from operating activities and our ability to borrow funds at reasonable interest rates, we can manage the range of possible outcomes in the final resolution of the matter.
Based on all of the aforementioned factors, the Company believes its current liquidity position is strong and will continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for the foreseeable future.
Cash Flows from Operating Activities
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers are 120 days. Additionally, two global financial institutions offer a voluntary supply chain finance (“SCF”) program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold as well as suppliers of goods and services included in selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. We have been informed by the financial institutions that as of April 2, 2021 and December 31, 2020, suppliers had elected to sell $675 million and $703 million, respectively, of our outstanding payment obligations to the financial institutions. The amounts settled through the SCF program were $705 million and $711 million for the three months ended April 2, 2021 and March 27, 2020, respectively. We do not believe there is a risk that our payment terms will be shortened in the near future.
In the fourth quarter of 2020, the Company started a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables and remit those payments to the financial institutions. The Company sold $1,309 million of trade accounts receivables under this program during the three months ended April 2, 2021, and the costs of factoring such receivables were not material. The Company classifies the cash received from the financial institutions within the operating activities section of our consolidated statement of cash flows.
Net cash provided by operating activities for the three months ended April 2, 2021 and March 27, 2020 was $1,636 million and $556 million, respectively, an increase of $1,080 million, or 194 percent. This increase was primarily driven by increased operating income, a benefit from our trade accounts receivable factoring program, lower short-term incentive payments in the first quarter of 2021 as a result of the impact of the COVID-19 pandemic on our operating performance in 2020, lower payments of year-end marketing accruals due to lower spending in 2020 as result of the COVID-19 pandemic, lower current year prepayments to customers and the impact of payment term extensions with certain of our suppliers throughout 2020. These items were partially offset by higher tax and interest payments in the current year.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended April 2, 2021 and March 27, 2020 was $281 million and $1,084 million, respectively.
Purchases of Investments and Proceeds from Disposals of Investments
During the three months ended April 2, 2021, purchases of investments were $1,466 million and proceeds from disposals of investments were $1,375 million, resulting in a net cash outflow of $91 million. During the three months ended March 27, 2020, purchases of investments were $1,455 million and proceeds from disposals of investments were $1,603 million, resulting in a net cash inflow of $148 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended April 2, 2021, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $4 million.
During the three months ended March 27, 2020, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $984 million, which primarily related to the acquisition of the remaining ownership interest in fairlife. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended April 2, 2021, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $2 million.
During the three months ended March 27, 2020, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $36 million, which primarily related to the sale of a portion of our ownership interest in one of our equity method investments. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment for the three months ended April 2, 2021 and March 27, 2020 were $216 million and $327 million, respectively.
Cash Flows from Financing Activities
Net cash provided by financing activities during the three months ended April 2, 2021 and March 27, 2020 was $364 million and $7,810 million, respectively.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the three months ended April 2, 2021, the Company had issuances of debt of $5,588 million, which included $677 million of net issuances related to commercial paper and short-term debt with maturities greater than 90 days, $106 million of payments of commercial paper and short-term debt with maturities of 90 days or less and long-term debt issuances of $4,805 million, net of related discounts and issuance costs.
The Company made payments of debt of $3,044 million during the three months ended April 2, 2021, which included $1,030 million of payments of commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $2,014 million.
During the three months ended April 2, 2021, the Company issued U.S. dollar- and euro-denominated debt of $2,500 million and €2,000 million, respectively. The carrying value of this debt as of April 2, 2021 was $4,775 million. During the three months ended April 2, 2021, the Company retired upon maturity euro-denominated notes of €371 million. During the three months ended April 2, 2021, the Company extinguished prior to maturity U.S. dollar- and euro-denominated debt of $751 million and €633 million, respectively. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for the general terms of these notes.
Issuances of Stock
During the three months ended April 2, 2021, the Company received cash proceeds from issuances of stock of $183 million, a decrease of $230 million when compared to cash proceeds from issuances of stock of $413 million during the three months ended March 27, 2020.
Share Repurchases
During the three months ended April 2, 2021, the Company did not repurchase common stock under the share repurchase plan authorized by our Board of Directors. The Company’s treasury stock activity includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The Company’s treasury stock activity during the three months ended April 2, 2021 resulted in a cash outflow of $104 million.
Dividends
During the three months ended April 2, 2021, the Company paid dividends of $1,810 million. During the three months ended March 27, 2020, the Company did not make any payments for dividends. The Company paid the first quarter dividend in 2020 during the first week of April.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.42 per share at its April 2021 meeting. This dividend is payable on July 1, 2021 to shareowners of record as of the close of business on June 15, 2021.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Our Company conducts business in more than 200 countries and territories. Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on our net income and earnings per share. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates decreased our operating income for the three months ended April 2, 2021 by 2 percent.
Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have a slightly favorable impact on operating income and cash flows from operating activities through the end of the year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended April 2, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter.
U.S. Federal Income Tax Dispute
On September 17, 2015, the Company received a Notice from the IRS seeking approximately $3.3 billion of additional federal income tax for years 2007 through 2009. In the Notice, the IRS stated its intent to reallocate over $9 billion of income to the U.S. parent company from certain of its foreign affiliates that the U.S. parent company licensed to manufacture, distribute, sell, market and promote its products in certain non-U.S. markets.
The Notice concerned the Company’s transfer pricing between its U.S. parent company and certain of its foreign affiliates. IRS rules governing transfer pricing require arm’s-length pricing of transactions between related parties such as the Company’s U.S. parent and its foreign affiliates.
To resolve the same transfer pricing issue for the tax years 1987 through 1995, the Company and the IRS had agreed in 1996 on an arm’s-length methodology for determining the amount of U.S. taxable income that the U.S. parent company would report as compensation from its foreign licensees. The Company and the IRS memorialized this accord in a Closing Agreement resolving that dispute. The Closing Agreement provided that, absent a change in material facts or circumstances or relevant federal tax law, in calculating the Company’s income taxes going forward, the Company would not be assessed penalties by the IRS for using the agreed-upon tax calculation methodology that the Company and the IRS agreed would be used for the 1987 through 1995 tax years.
The IRS audited and confirmed the Company’s compliance with the agreed-upon Closing Agreement methodology in five successive audit cycles for tax years 1996 through 2006.
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
The IRS designated the Company’s matter for litigation on October 15, 2015. Litigation designation is an IRS determination that forecloses to a company any and all alternative means for resolution of a tax dispute. As a result of the IRS’ designation of the Company’s matter for litigation, the Company was forced to either accept the IRS’ newly imposed tax assessment and pay the full amount of the asserted tax or litigate the matter in the federal courts. The matter remains subject to the IRS’ litigation designation, preventing the Company from any attempt to settle or otherwise mutually resolve the matter with the IRS.
The Company consequently initiated litigation by filing a petition in the Tax Court in December 2015, challenging the tax adjustments enumerated in the Notice.

Prior to trial, the IRS increased its transfer pricing adjustment by $385 million, resulting in an additional tax adjustment of $135 million. The Company obtained a summary judgment in its favor on a different matter related to Mexican foreign tax credits, which thereafter effectively reduced the IRS’ potential tax adjustment by approximately $138 million.
The trial was held in the Tax Court from March through May 2018, and final post-trial briefs were filed and exchanged in April 2019.
On November 18, 2020, the Tax Court issued an Opinion in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. The Tax Court reserved ruling on the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil until after the Tax Court issues its opinion in the separate case of 3M Co. & Subs. v. Commissioner, T.C. Docket No. 5816-13 (filed March 11, 2013). Once the Tax Court issues its opinion in 3M Co. & Subs. v. Commissioner, the Company expects the Tax Court thereafter to render another opinion, and ultimately a final decision, in the Company’s case.
The Company believes that the IRS and the Tax Court misinterpreted and misapplied the applicable regulations in reallocating income earned by the Company’s foreign licensees to increase the Company’s U.S. tax. Moreover, the Company believes that the retroactive imposition of such tax liability using a calculation methodology different from that previously agreed upon by the IRS and the Company, and audited by the IRS for over a decade, is unconstitutional. The Company intends to assert its claims on appeal and vigorously defend its position.
In determining the amount of tax reserve to be recorded as of December 31, 2020, the Company completed the required two-step evaluation process prescribed by Accounting Standards Codification 740, Accounting for Income Taxes. In doing so, we consulted with outside advisors and we reviewed and considered relevant laws, rules, and regulations, including, though not limited to, the Opinion and relevant caselaw. We also considered our intention to vigorously defend our positions and assert our various well-founded legal claims via every available avenue of appeal. We concluded, based on the technical and legal merits of the Company’s tax positions, that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal. In addition, we considered a number of alternative transfer pricing methodologies, including the methodology asserted by the IRS and affirmed in the Opinion, that could be applied by the courts upon final resolution of the litigation. Based on the required probability analysis, we determined the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of this analysis, we recorded a tax reserve of $438 million during the year ended December 31, 2020 related to the application of the resulting methodologies as well as the different tax treatment applicable to dividends originally paid to the U.S. parent company by its foreign licensees, in reliance upon the Closing Agreement, that would be recharacterized as royalties in accordance with the Opinion and the Company’s analysis.
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of April 2, 2021. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of April 2, 2021 to $390 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions, it is possible that some portion or all of the adjustment proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would likely be subject to significant additional liabilities for the years at issue, and potentially also for subsequent periods, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2020 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 to 2020. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $12 billion as of December 31, 2020. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended April 2, 2021 would increase the potential aggregate incremental tax and interest liability by approximately $250 million. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2020, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.

The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax period. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax period, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $4.7 billion (including interest accrued through April 2, 2021), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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
The public health crisis caused by the COVID-19 pandemic and the measures that have been taken or that may be taken in the future by governments, businesses, including us and our bottling partners, and the public at large to limit the spread of COVID-19 have had, and we expect will continue to have, certain negative impacts on our business including, without limitation, the following:
•We have experienced a decrease in sales of certain of our products in markets around the world as a result of the COVID-19 pandemic. In particular, sales of our products in away-from-home channels have been significantly negatively affected by shelter-in-place regulations or recommendations, closings of restaurants and cancellations of major sporting and other events that were imposed as a result of the initial COVID-19 outbreak. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, resurgence of the pandemic in some markets has slowed the reopening process. If COVID-19 infection rates increase, the pandemic intensifies or expands geographically, or efforts to curb the pandemic are ineffective, the negative impacts of the pandemic on our sales could be more prolonged and may become more severe. While we initially experienced increased sales in at-home channels from pantry loading as consumers stocked up on certain of our products with the expectation of spending more time at home during the pandemic, such increased sales levels have not, and we expect will not, fully offset the overall sales pressures we have experienced, and we expect will continue to experience, in away-from-home channels while shelter-in-place and social distancing mandates or recommendations are in effect.
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
•Some of our bottling partners have experienced, and may experience in the future, temporary plant closures, production slowdowns, difficulty or delays in sourcing key ingredients, packaging, and equipment needs, as well as disruptions in distribution operations as a result of the impact of the COVID-19 pandemic on their respective businesses.
•Some of our suppliers, both manufacturing and agricultural, have experienced, and may experience in the future, disruptions in the production, harvesting, processing and/or delivering of ingredients or key materials inputs into our and our bottling partners’ beverage production processes, which could result in our inability to secure such ingredients and key inputs, require temporary shutdowns of facilities, and/or unfavorably impact our costs of such ingredients and inputs.
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
•Economic and political conditions in many of our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, have caused a decrease in demand for our products. Continuing economic and political uncertainties in such markets may slow down or prevent the recovery of the demand for our products or may even further erode such demand.
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
In addition to the above risks, the COVID-19 pandemic may exacerbate existing risks related to our business, including risks related to changes in the retail landscape or the loss of key retail or foodservice customers; fluctuations in foreign currency exchange rates; the ability of third-party service providers and business partners to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms; and failure of or default by one or more of our counterparty financial institutions on their obligations to us.
The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by the pandemic’s lingering effects on our bottling partners, consumers, suppliers and/or third-party service providers.
Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our results of operations, financial condition and cash flows. Furthermore, any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the development and availability of effective treatments and vaccines, the duration of the various shelter-in-place orders and reopening plans across the globe, and actions taken, or that may be taken in the future, by governmental authorities and other third parties in response to the pandemic.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended April 2, 2021 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans[3]
January 1, 2021 through January 29, 2021	9,105	$54.82	—	161,029,667
January 30, 2021 through February 26, 2021	2,062,050	50.21	—	161,029,667
February 27, 2021 through April 2, 2021	3,161	49.91	—	161,029,667
Total	2,074,316	$50.23	—
1 The total number of shares purchased includes: (1) shares purchased pursuant to the 2012 Plan described in footnote 2 below, if any, and (2) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.
2 On October 18, 2012, the Company publicly announced that our Board of Directors had authorized a plan (“2012 Plan”) for the Company to purchase up to 500 million shares of our common stock. This column discloses the number of shares purchased pursuant to the 2012 Plan, if any (including shares purchased pursuant to the terms of preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act).
3 On February 21, 2019, the Company publicly announced that our Board of Directors had authorized a new plan (“2019 Plan”) for the Company to purchase up to 150 million shares of our common stock following the completion of the 2012 Plan. This column discloses the number of shares available for purchase under the 2012 Plan and the number of shares authorized for purchase under the 2019 Plan.
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
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement, or such other date or dates as may be specified in the agreement, and are subject to more recent developments.
Accordingly, these representations, warranties, covenants and conditions may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company’s other public filings, which are available without charge through the Securities and Exchange Commission’s website at http://www.sec.gov.

EXHIBIT INDEX
Exhibit No.
(With regard to applicable cross-references in the list of exhibits below, the Company’s Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission (the “SEC”) under File No. 001-02217; and Coca-Cola Refreshments USA, Inc.’s (formerly known as Coca-Cola Enterprises Inc.) Current, Quarterly and Annual Reports are filed with the SEC under File No. 001-09300).
3.1
Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, dated July 27, 2012 — incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2012.

3.2
By-Laws of the Company, as amended and restated through April 22, 2020 — incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.

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
4.3
Amended and Restated Indenture, dated as of April 26, 1988, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 25, 2017.

4.4
First Supplemental Indenture, dated as of February 24, 1992, to Amended and Restated Indenture, dated as of April 26, 1988, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 25, 2017.

4.5
Second Supplemental Indenture, dated as of November 1, 2007, to Amended and Restated Indenture, dated as of April 26, 1988, as amended, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on May 25, 2017.

4.6	Form of Note for 2.500% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 5, 2013.
4.7	Form of Note for 3.200% Notes due 2023 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 1, 2013.
4.8	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 19, 2014.
4.9	Form of Note for 0.750% Notes due 2023 — incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.10	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.11	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.12	Form of Note for 2.875% Notes due 2025 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on October 27, 2015.
4.13	Form of Note for 2.550% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 31, 2016.
4.14	Form of Note for 2.250% Notes due 2026 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 1, 2016.
4.15	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.16	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.17	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.18	Form of Note for 1.750% Notes due 2024 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 9, 2019.
4.19	Form of Note for 2.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 9, 2019.
4.20	Form of Note for 2.950% Notes due 2025 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.21	Form of Note for 3.375% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.22	Form of Note for 3.450% Notes due 2030 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.23	Form of Note for 4.125% Notes due 2040 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.24	Form of Note for 4.200% Notes due 2050 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.25	Form of Note for 1.450% Notes due 2027 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.26	Form of Note for 1.650% Notes due 2030 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 4, 2020.

4.27	Form of Note for 2.500% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.28	Form of Note for 2.600% Notes due 2050 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.29	Form of Note for 2.750% Notes due 2060 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.30	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.31	Form of Note for 0.375% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.32	Form of Note for 0.800% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.33	Form of Note for 1.000% Notes due 2028 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.34	Form of Note for 1.375% Notes due 2031 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.35	Form of Note for 2.500% Notes due 2051 — incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.36	Form of Note for 1.500% Notes due 2028 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.37	Form of Note for 2.000% Notes due 2031 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.38	Form of Note for 3.000% Notes due 2051 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.39	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.40	Form of Note for 0.500% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.41	Form of Note for 1.000% Notes due 2041 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.42	Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated July 30, 1991.
4.43	First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated January 29, 1992.
4.44
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2017.

4.45
Third Supplemental Indenture, dated as of July 5, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 6, 2017.

10.1	Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021.
10.2	Form of Performance Share (Emerging Stronger) Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021.
10.3	Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021.
10.4	Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended April 2, 2021 and March 27, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2021 and March 27, 2020; (iii) Condensed Consolidated Balance Sheets as of April 2, 2021 and December 31, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2021 and March 27, 2020; and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ KATHY LOVELESS
Date:	April 27, 2021	Kathy Loveless Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	April 27, 2021	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)