Form 10-Q
period 2021-07-02
COCA COLA CO
filed 2021-07-26
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to
Commission File Number 001-02217
COCA COLA CO
(Exact name of Registrant as specified in its charter)

Delaware		58-0628465
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
One Coca-Cola Plaza
Atlanta	Georgia	30313
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (404) 676-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.25 Par Value	KO	New York Stock Exchange
0.500% Notes Due 2024	KO24	New York Stock Exchange
1.875% Notes Due 2026	KO26	New York Stock Exchange
0.750% Notes Due 2026	KO26C	New York Stock Exchange
1.125% Notes Due 2027	KO27	New York Stock Exchange
0.125% Notes Due 2029	KO29A	New York Stock Exchange
0.125% Notes Due 2029	KO29B	New York Stock Exchange
0.400% Notes Due 2030	KO30B	New York Stock Exchange
1.250% Notes Due 2031	KO31	New York Stock Exchange
0.375% Notes Due 2033	KO33	New York Stock Exchange
0.500% Notes Due 2033	KO33A	New York Stock Exchange
1.625% Notes Due 2035	KO35	New York Stock Exchange
1.100% Notes Due 2036	KO36	New York Stock Exchange
0.950% Notes Due 2036	KO36A	New York Stock Exchange
0.800% Notes Due 2040	KO40B	New York Stock Exchange
1.000% Notes Due 2041	KO41	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of July 22, 2021
$0.25 Par Value	4,316,618,703

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the possibility that the assumptions used to calculate our estimated aggregate incremental tax and interest liability related to the potential unfavorable outcome of the ongoing tax dispute with the U.S. Internal Revenue Service could significantly change; those described in this report, in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2021; and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net Operating Revenues	$10,129	$7,150	$19,149	$15,751
Cost of goods sold	3,787	3,013	7,292	6,384
Gross Profit	6,342	4,137	11,857	9,367
Selling, general and administrative expenses	3,017	1,983	5,686	4,631
Other operating charges	309	173	433	375
Operating Income	3,016	1,981	5,738	4,361
Interest income	71	100	137	212
Interest expense	780	274	1,222	467
Equity income (loss) — net	402	176	681	343
Other income (loss) — net	909	214	1,047	758
Income Before Income Taxes	3,618	2,197	6,381	5,207
Income taxes	994	438	1,502	653
Consolidated Net Income	2,624	1,759	4,879	4,554
Less: Net income (loss) attributable to noncontrolling interests	(17)	(20)	(7)	—
Net Income Attributable to Shareowners of The Coca-Cola Company	$2,641	$1,779	$4,886	$4,554
Basic Net Income Per Share[1]	$0.61	$0.41	$1.13	$1.06
Diluted Net Income Per Share[1]	$0.61	$0.41	$1.13	$1.05
Average Shares Outstanding — Basic	4,313	4,295	4,310	4,292
Effect of dilutive securities	25	21	24	29
Average Shares Outstanding — Diluted	4,338	4,316	4,334	4,321
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Consolidated Net Income	$2,624	$1,759	$4,879	$4,554
Other Comprehensive Income:
Net foreign currency translation adjustments	856	(714)	860	(3,335)
Net gains (losses) on derivatives	52	(26)	156	(10)
Net change in unrealized gains (losses) on available-for-sale debt securities	(1)	(11)	(61)	(19)
Net change in pension and other postretirement benefit liabilities	(20)	41	400	47
Total Comprehensive Income	3,511	1,049	6,234	1,237
Less: Comprehensive income (loss) attributable to noncontrolling interests	36	34	46	(401)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$3,475	$1,015	$6,188	$1,638

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	July 2, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$9,188	$6,795
Short-term investments	2,079	1,771
Total Cash, Cash Equivalents and Short-Term Investments	11,267	8,566
Marketable securities	1,775	2,348
Trade accounts receivable, less allowances of $527 and $526, respectively	4,036	3,144
Inventories	3,281	3,266
Prepaid expenses and other assets	2,122	1,916
Total Current Assets	22,481	19,240
Equity method investments	18,471	19,273
Other investments	945	812
Other assets	6,553	6,184
Deferred income tax assets	2,291	2,460
Property, plant and equipment, less accumulated depreciation of $9,362 and $8,923, respectively	10,547	10,777
Trademarks with indefinite lives	10,675	10,395
Goodwill	17,693	17,506
Other intangible assets	538	649
Total Assets	$90,194	$87,296
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$12,124	$11,145
Loans and notes payable	1,867	2,183
Current maturities of long-term debt	337	485
Accrued income taxes	971	788
Total Current Liabilities	15,299	14,601
Long-term debt	39,804	40,125
Other liabilities	8,350	9,453
Deferred income tax liabilities	2,486	1,833
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	17,781	17,601
Reinvested earnings	67,838	66,555
Accumulated other comprehensive income (loss)	(13,299)	(14,601)
Treasury stock, at cost — 2,725 and 2,738 shares, respectively	(51,831)	(52,016)
Equity Attributable to Shareowners of The Coca-Cola Company	22,249	19,299
Equity attributable to noncontrolling interests	2,006	1,985
Total Equity	24,255	21,284
Total Liabilities and Equity	$90,194	$87,296
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	July 2, 2021	June 26, 2020
Operating Activities
Consolidated net income	$4,879	$4,554
Depreciation and amortization	749	748
Stock-based compensation expense	148	36
Deferred income taxes	500	(39)
Equity (income) loss — net of dividends	(333)	(212)
Foreign currency adjustments	(31)	(67)
Significant (gains) losses — net	(690)	(901)
Other operating charges	238	341
Other items	503	52
Net change in operating assets and liabilities	(438)	(1,726)
Net Cash Provided by Operating Activities	5,525	2,786
Investing Activities
Purchases of investments	(3,431)	(8,294)
Proceeds from disposals of investments	3,811	2,649
Acquisitions of businesses, equity method investments and nonmarketable securities	(11)	(984)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	1,765	46
Purchases of property, plant and equipment	(450)	(536)
Proceeds from disposals of property, plant and equipment	28	112
Other investing activities	41	40
Net Cash Provided by (Used in) Investing Activities	1,753	(6,967)
Financing Activities
Issuances of debt	10,752	19,775
Payments of debt	(11,957)	(10,304)
Issuances of stock	342	444
Purchases of stock for treasury	(104)	(93)
Dividends	(3,623)	(1,761)
Other financing activities	(372)	(16)
Net Cash Provided by (Used in) Financing Activities	(4,962)	8,045
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	82	(172)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	2,398	3,692
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	7,110	6,737
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	9,508	10,429
Less: Restricted cash and restricted cash equivalents at end of period	320	392
Cash and Cash Equivalents at End of Period	$9,188	$10,037
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
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 2, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2021 and the second quarter of 2020 ended on July 2, 2021 and June 26, 2020, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents or restricted cash equivalents, as applicable. Restricted cash and restricted cash equivalents generally consist of amounts held by our captive insurance companies, which are included in the line item other assets in our consolidated balance sheet. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor our concentrations of credit risk.
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our condensed consolidated statements of cash flows (in millions):

	July 2, 2021	December 31, 2020
Cash and cash equivalents	$9,188	$6,795
Restricted cash and restricted cash equivalents included in other assets[1]	320	315
Cash, cash equivalents, restricted cash and restricted cash equivalents	$9,508	$7,110
1 Amounts represent restricted cash and restricted cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.

	June 26, 2020	December 31, 2019
Cash and cash equivalents	$10,037	$6,480
Restricted cash and restricted cash equivalents included in other assets[1]	392	257
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,429	$6,737
1 Amounts represent restricted cash and restricted cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $11 million and $984 million during the six months ended July 2, 2021 and June 26, 2020, respectively. In 2020, we acquired the remaining ownership interest in fairlife, LLC (“fairlife”).
fairlife, LLC
In January 2020, the Company acquired the remaining 57.5 percent ownership interest in, and now owns 100 percent of, fairlife. fairlife offers a broad portfolio of products in the value-added dairy category across North America. Upon consolidation, we recognized a gain of $902 million resulting from the remeasurement of our previously held equity interest in fairlife to fair value. The fair value of our previously held equity interest was determined using a discounted cash flow model based on Level 3 inputs. The gain was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. We acquired the remaining ownership interest in exchange for $979 million of cash, net of cash acquired, and effectively settled our $306 million note receivable from fairlife at the recorded amount. Under the terms of the agreement, we are subject to making future milestone payments which are contingent on fairlife achieving certain financial targets through 2024 and, if achieved, are payable in 2021, 2023 and 2025. These milestone payments are based on agreed-upon formulas related to fairlife’s operating results, the resulting values of which are not subject to a ceiling. Under the applicable accounting guidance, we recorded a $270 million liability representing our best estimate of the fair value of this contingent consideration as of the acquisition date. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs, including management’s latest estimates of future operating results. We are required to remeasure this liability to fair value quarterly, with any changes in the fair value recorded in income until the final milestone payment is made. Upon finalization of purchase accounting, $1.3 billion of the purchase price was allocated to the fairlife trademark and $0.8 billion was allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been assigned to the North America operating segment.
During the three and six months ended July 2, 2021, we recorded charges of $247 million and $251 million, respectively. During the three and six months ended June 26, 2020, we recorded charges of $18 million and $29 million, respectively. These charges related to the remeasurement of the contingent consideration liability to fair value in the line item other operating charges in our condensed consolidated statements of income. During the six months ended July 2, 2021, we made the first milestone payment of $100 million based on fairlife meeting its financial targets in 2020.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the six months ended July 2, 2021 and June 26, 2020 totaled $1,765 million and $46 million, respectively. In 2021, we sold our ownership interest in Coca-Cola Amatil Limited (“CCA”), an equity method investee, to Coca-Cola Europacific Partners plc (“CCEP”), also an equity method investee. We received cash proceeds of $1,738 million and recognized a net gain of $695 million as a result of the sale and the related reversal of cumulative translation adjustments. In 2020, we sold a portion of our ownership interest in one of our equity method investments and recognized a net gain of $18 million. These gains were recorded in the line item other income (loss) — net in our condensed consolidated statements of income.

NOTE 3: REVENUE RECOGNITION
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended July 2, 2021
Concentrate operations	$1,740	$4,254	$5,994
Finished product operations	1,592	2,543	4,135
Total	$3,332	$6,797	$10,129
Three Months Ended June 26, 2020
Concentrate operations	$1,270	$2,945	$4,215
Finished product operations	1,313	1,622	2,935
Total	$2,583	$4,567	$7,150

	United States	International	Total
Six Months Ended July 2, 2021
Concentrate operations	$3,150	$7,826	$10,976
Finished product operations	3,075	5,098	8,173
Total	$6,225	$12,924	$19,149
Six Months Ended June 26, 2020
Concentrate operations	$2,594	$6,410	$9,004
Finished product operations	2,796	3,951	6,747
Total	$5,390	$10,361	$15,751
Refer to Note 16 for disclosures of net operating revenues by operating segment and Corporate.
NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
July 2, 2021
Marketable securities	$362	$—
Other investments	897	47
Other assets	1,513	—
Total equity securities	$2,772	$47
December 31, 2020
Marketable securities	$330	$—
Other investments	762	50
Other assets	1,282	—
Total equity securities	$2,374	$50

The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	July 2, 2021	June 26, 2020
Net gains (losses) recognized during the period related to equity securities	$202	$242
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	5	13
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$197	$229

	Six Months Ended
	July 2, 2021	June 26, 2020
Net gains (losses) recognized during the period related to equity securities	$357	$(154)
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	19	(31)
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$338	$(123)
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
July 2, 2021
Trading securities	$38	$1	$—	$39
Available-for-sale securities	1,692	32	(88)	1,636
Total debt securities	$1,730	$33	$(88)	$1,675
December 31, 2020
Trading securities	$36	$2	$—	$38
Available-for-sale securities	2,227	51	(13)	2,265
Total debt securities	$2,263	$53	$(13)	$2,303
The carrying values of our debt securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	July 2, 2021		December 31, 2020
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Cash and cash equivalents	$—	$—	$—	$—
Marketable securities	39	1,374	38	1,980
Other assets	—	262	—	285
Total debt securities	$39	$1,636	$38	$2,265
The contractual maturities of these available-for-sale debt securities as of July 2, 2021 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$36	$36
After 1 year through 5 years	1,369	1,301
After 5 years through 10 years	97	106
After 10 years	190	193
Total	$1,692	$1,636

The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Gross gains	$1	$9	$2	$17
Gross losses	(4)	(6)	(8)	(8)
Proceeds	809	280	967	1,186
Captive Insurance Companies
In accordance with local insurance regulations, our captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of its consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included equity and debt securities of $1,607 million and $1,389 million as of July 2, 2021 and December 31, 2020, respectively, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations.
NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	July 2, 2021	December 31, 2020
Raw materials and packaging	$2,024	$2,106
Finished goods	884	791
Other	373	369
Total inventories	$3,281	$3,266
NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	July 2, 2021	December 31, 2020
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$100	$26
Foreign currency contracts	Other assets	73	74
Commodity contracts	Prepaid expenses and other assets	—	2
Interest rate contracts	Prepaid expenses and other assets	4	—
Interest rate contracts	Other assets	405	659
Total assets		$582	$761
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$20	$29
Foreign currency contracts	Other liabilities	2	—
Interest rate contracts	Accounts payable and accrued expenses	—	5
Interest rate contracts	Other liabilities	48	—
Total liabilities		$70	$34
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
2 Refer to Note 15 for additional information related to the estimated fair value.

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	July 2, 2021	December 31, 2020
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$42	$28
Foreign currency contracts	Other assets	3	1
Commodity contracts	Prepaid expenses and other assets	162	76
Commodity contracts	Other assets	50	9
Other derivative instruments	Prepaid expenses and other assets	2	20
Other derivative instruments	Other assets	—	3
Total assets		$259	$137
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$46	$41
Foreign currency contracts	Other liabilities	2	—
Commodity contracts	Accounts payable and accrued expenses	—	15
Commodity contracts	Other liabilities	—	1
Total liabilities		$48	$57
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $8,453 million and $7,785 million as of July 2, 2021 and December 31, 2020, respectively.

The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to changes in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities were $2,700 million as of July 2, 2021 and December 31, 2020.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $22 million and $11 million as of July 2, 2021 and December 31, 2020, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company’s interest rate cash flow hedging program was $1,233 million as of December 31, 2020. As of July 2, 2021, we did not have any interest rate swaps designated as a cash flow hedge.
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended July 2, 2021
Foreign currency contracts	$7	Net operating revenues	$(27)
Foreign currency contracts	(6)	Cost of goods sold	(2)
Foreign currency contracts	—	Interest expense	(10)
Foreign currency contracts	(29)	Other income (loss) — net	18
Interest rate contracts	(11)	Interest expense	(85)
Total	$(39)		$(106)
Three Months Ended June 26, 2020
Foreign currency contracts	$(80)	Net operating revenues	$3
Foreign currency contracts	(1)	Cost of goods sold	4
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	(11)	Other income (loss) — net	(44)
Interest rate contracts	4	Interest expense	(10)
Total	$(88)		$(49)

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Six Months Ended July 2, 2021
Foreign currency contracts	$(16)	Net operating revenues	$(50)
Foreign currency contracts	(11)	Cost of goods sold	(3)
Foreign currency contracts	—	Interest expense	(11)
Foreign currency contracts	58	Other income (loss) — net	84
Interest rate contracts	110	Interest expense	(90)
Total	$141		$(70)
Six Months Ended June 26, 2020
Foreign currency contracts	$23	Net operating revenues	$(1)
Foreign currency contracts	10	Cost of goods sold	5
Foreign currency contracts	—	Interest expense	(4)
Foreign currency contracts	(101)	Other income (loss) — net	(29)
Interest rate contracts	12	Interest expense	(21)
Total	$(56)		$(50)
As of July 2, 2021, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $23 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair values of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $15,391 million and $10,215 million as of July 2, 2021 and December 31, 2020, respectively.
The following tables summarize the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		July 2, 2021	June 26, 2020
Interest rate contracts	Interest expense	$10	$78
Fixed-rate debt	Interest expense	(8)	(81)
Net impact to interest expense		$2	$(3)
Net impact of fair value hedging instruments		$2	$(3)

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended
		July 2, 2021	June 26, 2020
Interest rate contracts	Interest expense	$(180)	$190
Fixed-rate debt	Interest expense	182	(184)
Net impact to interest expense		$2	$6
Net impact of fair value hedging instruments		$2	$6

The following table summarizes the amounts recorded in our condensed consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

	Carrying Values of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Values of Hedged Items[1]
Balance Sheet Location of Hedged Items	July 2, 2021	December 31, 2020	July 2, 2021	December 31, 2020
Current maturities of long-term debt	$199	$—	$4	$—
Long-term debt	15,689	11,129	553	646
1 Cumulative amount of fair value hedging adjustments does not include changes due to foreign currency exchange rate fluctuations.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and a portion of its foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in a number of foreign operations. For derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the fair values of the derivative financial instruments are recognized in net foreign currency translation adjustments, a component of AOCI, to offset the changes in the values of the net investments being hedged. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the carrying values of the designated portions of the non-derivative financial instruments due to fluctuations in foreign currency exchange rates are recorded in net foreign currency translation adjustments. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Six Months Ended
	July 2, 2021	December 31, 2020	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Foreign currency contracts	$—	$451	$1	$22	$(7)	$19
Foreign currency denominated debt	13,371	13,336	(114)	(86)	369	(7)
Total	$13,371	$13,787	$(113)	$(64)	$362	$12
During the three and six months ended July 2, 2021, the Company reclassified a loss of $4 million related to net investment hedges from AOCI into earnings. The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three and six months ended June 26, 2020. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended July 2, 2021 and June 26, 2020. The cash inflows and outflows associated with the Company’s derivative financial instruments designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $5,756 million and $5,727 million as of July 2, 2021 and December 31, 2020, respectively.

The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The total notional values of derivatives related to our economic hedges of this type were $200 million as of July 2, 2021 and December 31, 2020.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $1,215 million and $715 million as of July 2, 2021 and December 31, 2020, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		July 2, 2021	June 26, 2020
Foreign currency contracts	Net operating revenues	$1	$38
Foreign currency contracts	Cost of goods sold	1	13
Foreign currency contracts	Other income (loss) — net	32	5
Commodity contracts	Cost of goods sold	128	18
Other derivative instruments	Selling, general and administrative expenses	12	24
Other derivative instruments	Other income (loss) — net	—	2
Total		$174	$100

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended
		July 2, 2021	June 26, 2020
Foreign currency contracts	Net operating revenues	$—	$62
Foreign currency contracts	Cost of goods sold	(7)	27
Foreign currency contracts	Other income (loss) — net	4	(86)
Interest rate contracts	Interest expense	(187)	—
Commodity contracts	Cost of goods sold	210	(67)
Other derivative instruments	Selling, general and administrative expenses	20	(32)
Other derivative instruments	Other income (loss) — net	(3)	(55)
Total		$37	$(151)

NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the six months ended July 2, 2021, the Company issued U.S. dollar- and euro-denominated debt of $5,950 million and €3,150 million, respectively. The carrying value of this debt as of July 2, 2021 was $9,563 million. The general terms of the notes issued are as follows (in millions, except fixed interest rate data):

	Total Principal Amount	Fixed Interest Rate
U.S. dollar notes due March 5, 2028	$750	1.500%
Euro notes due March 9, 2029	€700	0.125
Euro notes due May 6, 2030	€650	0.400
U.S. dollar notes due March 5, 2031	$750	2.000
U.S. dollar notes due January 5, 2032	$2,000	2.250
Euro notes due March 9, 2033	€650	0.500
Euro notes due May 6, 2036	€500	0.950
Euro notes due March 9, 2041	€650	1.000
U.S. dollar notes due May 5, 2041	$750	2.875
U.S. dollar notes due March 5, 2051	$1,700	3.000
During the six months ended July 2, 2021, the Company retired upon maturity €371 million total principal amount of notes due March 8, 2021, at a variable interest rate equal to the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.200 percent.
During the six months ended July 2, 2021, the Company extinguished prior to maturity U.S. dollar- and euro-denominated debt of $6,500 million and €2,430 million, respectively, resulting in charges of $559 million recorded in the line item interest expense in our condensed consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying value of the debt extinguished, including the impact of the related fair value hedging relationships. We also incurred charges of $91 million as a result of the reclassification of related cash flow hedging balances from AOCI into income. The general terms of the notes that were extinguished are as follows (in millions, except fixed interest rate data):

	Total Principal Amount	Fixed Interest Rate
Euro notes due March 9, 2023	€1,500	0.750%
U.S. dollar notes due April 1, 2023	$750	2.500
U.S. dollar notes due November 1, 2023	$1,500	3.200
U.S. dollar notes due March 25, 2025	$1,000	2.950
U.S. dollar notes due October 27, 2025	$1,750	2.875
U.S. dollar notes due June 1, 2026	$500	2.550
U.S. dollar notes due September 1, 2026	$1,000	2.250
Euro notes due September 22, 2026	€587	0.750
Euro notes due September 22, 2026	€343	1.875
NOTE 8: COMMITMENTS AND CONTINGENCIES
Guarantees
As of July 2, 2021, we were contingently liable for guarantees of indebtedness owed by third parties of $469 million, of which $110 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of July 2, 2021. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of July 2, 2021 to $395 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions, it is possible that some portion or all of the adjustment proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would likely be subject to significant additional liabilities for tax years 2007 through 2009, and potentially also for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2020 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 to 2020. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $12 billion as of December 31, 2020. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and six months ended July 2, 2021 would increase the potential aggregate incremental tax and interest liability by approximately $250 million and $500 million, respectively. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2020, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.

The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax period. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax period, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $4.8 billion (including interest accrued through July 2, 2021), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $236 million and $265 million as of July 2, 2021 and December 31, 2020, respectively.
NOTE 9: OTHER COMPREHENSIVE INCOME
AOCI attributable to shareowners of The Coca-Cola Company is separately presented in our consolidated balance sheet as a component of The Coca-Cola Company’s shareowners’ equity, which also includes our proportionate share of equity method investees’ AOCI. OCI attributable to noncontrolling interests is allocated to, and included in, our consolidated balance sheet as part of the line item equity attributable to noncontrolling interests.
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	July 2, 2021	December 31, 2020
Net foreign currency translation adjustments	$(11,221)	$(12,028)
Accumulated net gains (losses) on derivatives	(38)	(194)
Unrealized net gains (losses) on available-for-sale debt securities	(33)	28
Adjustments to pension and other postretirement benefit liabilities	(2,007)	(2,407)
Accumulated other comprehensive income (loss)	$(13,299)	$(14,601)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended July 2, 2021
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$4,886	$(7)	$4,879
Other comprehensive income:
Net foreign currency translation adjustments	807	53	860
Net gains (losses) on derivatives[1]	156	—	156
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(61)	—	(61)
Net change in pension and other postretirement benefit liabilities	400	—	400
Total comprehensive income (loss)	$6,188	$46	$6,234
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended July 2, 2021	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$517	$(24)	$493
Reclassification adjustments recognized in net income	180	—	180
Gains (losses) on intra-entity transactions that are of a long-term investment nature	212	—	212
Gains (losses) on net investment hedges arising during the period[1]	(113)	27	(86)
Reclassification adjustments for net investment hedges recognized in net income[1]	4	—	4
Net foreign currency translation adjustments	$800	$3	$803
Derivatives:
Gains (losses) arising during the period	$(40)	$6	$(34)
Reclassification adjustments recognized in net income	112	(26)	86
Net gains (losses) on derivatives[1]	$72	$(20)	$52
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(11)	$7	$(4)
Reclassification adjustments recognized in net income	3	—	3
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(8)	$7	$(1)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(100)	$34	$(66)
Reclassification adjustments recognized in net income	61	(15)	46
Net change in pension and other postretirement benefit liabilities	$(39)	$19	$(20)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$825	$9	$834
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Six Months Ended July 2, 2021	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$1,141	$(47)	$1,094
Reclassification adjustments recognized in net income	180	—	180
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(742)	—	(742)
Gains (losses) on net investment hedges arising during the period[1]	362	(91)	271
Reclassification adjustments for net investment hedges recognized in net income[1]	4	—	4
Net foreign currency translation adjustments	$945	$(138)	$807
Derivatives:
Gains (losses) arising during the period	$134	$(37)	$97
Reclassification adjustments recognized in net income	76	(17)	59
Net gains (losses) on derivatives[1]	$210	$(54)	$156
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(103)	$37	$(66)
Reclassification adjustments recognized in net income	6	(1)	5
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(97)	$36	$(61)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$353	$(75)	$278
Reclassification adjustments recognized in net income	162	(40)	122
Net change in pension and other postretirement benefit liabilities	$515	$(115)	$400
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$1,573	$(271)	$1,302
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended June 26, 2020	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(894)	$14	$(880)
Reclassification adjustments recognized in net income	—	—	—
Gains (losses) on intra-entity transactions that are of a long-term investment nature	160	—	160
Gains (losses) on net investment hedges arising during the period[1]	(64)	16	(48)
Net foreign currency translation adjustments	$(798)	$30	$(768)
Derivatives:
Gains (losses) arising during the period	$(88)	$25	$(63)
Reclassification adjustments recognized in net income	49	(12)	37
Net gains (losses) on derivatives[1]	$(39)	$13	$(26)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(14)	$5	$(9)
Reclassification adjustments recognized in net income	(3)	1	(2)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(17)	$6	$(11)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$1	$7	$8
Reclassification adjustments recognized in net income	43	(10)	33
Net change in pension and other postretirement benefit liabilities	$44	$(3)	$41
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(810)	$46	$(764)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Six Months Ended June 26, 2020	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(3,175)	$226	$(2,949)
Reclassification adjustments recognized in net income	3	—	3
Gains (losses) on intra-entity transactions that are of a long-term investment nature	3	—	3
Gains (losses) on net investment hedges arising during the period[1]	12	(3)	9
Net foreign currency translation adjustments	$(3,157)	$223	$(2,934)
Derivatives:
Gains (losses) arising during the period	$(65)	$17	$(48)
Reclassification adjustments recognized in net income	50	(12)	38
Net gains (losses) on derivatives[1]	$(15)	$5	$(10)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(22)	$10	$(12)
Reclassification adjustments recognized in net income	(9)	2	(7)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(31)	$12	$(19)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(24)	$6	$(18)
Reclassification adjustments recognized in net income	86	(21)	65
Net change in pension and other postretirement benefit liabilities	$62	$(15)	$47
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(3,141)	$225	$(2,916)
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

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended July 2, 2021	Six Months Ended July 2, 2021
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$184	$184
	Income before income taxes	184	184
	Income taxes	—	—
	Consolidated net income	$184	$184
Derivatives:
Foreign currency contracts	Net operating revenues	$27	$50
Foreign currency contracts	Cost of goods sold	2	3
Foreign currency contracts	Other income (loss) — net	(18)	(84)
Divestitures, deconsolidations and other[1]	Other income (loss) — net	6	6
Foreign currency and interest rate contracts	Interest expense	95	101
	Income before income taxes	112	76
	Income taxes	(26)	(17)
	Consolidated net income	$86	$59
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$3	$6
	Income before income taxes	3	6
	Income taxes	—	(1)
	Consolidated net income	$3	$5
Pension and other postretirement benefit liabilities:
Settlement charges[2]	Other income (loss) — net	$29	$83
Recognized net actuarial loss	Other income (loss) — net	33	81
Recognized prior service cost (credit)	Other income (loss) — net	—	(1)
Divestitures, deconsolidations and other[1]	Other income (loss) — net	(1)	(1)
	Income before income taxes	61	162
	Income taxes	(15)	(40)
	Consolidated net income	$46	$122
1 Primarily related to the sale of our ownership interest in CCA. Refer to Note 2.
2 The settlement charges were related to our strategic realignment initiatives. Refer to Note 12.

NOTE 10: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended July 2, 2021	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
April 2, 2021	4,311	$22,332	$67,009	$(14,133)	$1,760	$17,630	$(51,911)	$1,977
Comprehensive income (loss)	—	3,511	2,641	834	—	—	—	36
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.42 per share)	—	(1,812)	(1,812)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(7)	—	—	—	—	—	(7)
Impact related to stock-based compensation plans	4	231	—	—	—	151	80	—
July 2, 2021	4,315	$24,255	$67,838	$(13,299)	$1,760	$17,781	$(51,831)	$2,006

			Shareowners of The Coca-Cola Company
Six Months Ended July 2, 2021	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2020	4,302	$21,284	$66,555	$(14,601)	$1,760	$17,601	$(52,016)	$1,985
Adoption of accounting standards[1]	—	19	19	—	—	—	—	—
Comprehensive income (loss)	—	6,234	4,886	1,302	—	—	—	46
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.84 per share)	—	(3,622)	(3,622)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(25)	—	—	—	—	—	(25)
Impact related to stock-based compensation plans	13	365	—	—	—	180	185	—
July 2, 2021	4,315	$24,255	$67,838	$(13,299)	$1,760	$17,781	$(51,831)	$2,006
1 Represents the adoption of Accounting Standards Update 2019-12, Simplifying the Accounting for Income Taxes, effective January 1, 2021.

			Shareowners of The Coca-Cola Company
Three Months Ended June 26, 2020	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
March 27, 2020	4,294	$19,834	$66,870	$(15,696)	$1,760	$17,312	$(52,088)	$1,676
Comprehensive income (loss)	—	1,049	1,779	(764)	—	—	—	34
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.41 per share)	—	(1,761)	(1,761)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(5)	—	—	—	—	—	(5)
Impact related to stock-based compensation plans	1	72	—	—	—	55	17	—
June 26, 2020	4,295	$19,189	$66,888	$(16,460)	$1,760	$17,367	$(52,071)	$1,705

			Shareowners of The Coca-Cola Company
Six Months Ended June 26, 2020	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2019	4,280	$21,098	$65,855	$(13,544)	$1,760	$17,154	$(52,244)	$2,117
Comprehensive income (loss)	—	1,237	4,554	(2,916)	—	—	—	(401)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.82 per share)	—	(3,521)	(3,521)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(11)	—	—	—	—	—	(11)
Impact related to stock-based compensation plans	15	386	—	—	—	213	173	—
June 26, 2020	4,295	$19,189	$66,888	$(16,460)	$1,760	$17,367	$(52,071)	$1,705
NOTE 11: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended July 2, 2021, the Company recorded other operating charges of $309 million. These charges primarily consisted of $247 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $29 million due to the Company’s strategic realignment initiatives and $22 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $7 million related to the restructuring of our manufacturing operations in the United States and $4 million related to tax litigation expense.
During the six months ended July 2, 2021, the Company recorded other operating charges of $433 million. These charges primarily consisted of $251 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $122 million due to the Company’s strategic realignment initiatives and $40 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $13 million related to tax litigation expense and $7 million related to the restructuring of our manufacturing operations in the United States.
During the three months ended June 26, 2020, the Company recorded other operating charges of $173 million. These charges included an impairment charge of $55 million related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company’s portfolio. Also included were charges of $35 million related to discontinuing the Odwalla juice business and an impairment charge of $8 million related to the Odwalla trademark. Other operating charges also included $22 million related to the Company’s productivity and reinvestment program, $18 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $12 million related to the restructuring of our manufacturing operations in the United States.
During the six months ended June 26, 2020, the Company recorded other operating charges of $375 million. These charges primarily consisted of an impairment charge of $160 million related to the Odwalla trademark and charges of $35 million related to discontinuing the Odwalla juice business. These charges also included an impairment charge of $55 million related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company’s portfolio. Other operating charges also included $61 million related to the Company’s productivity and reinvestment program, $29 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $12 million related to the restructuring of our manufacturing operations in the United States.
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
Other Nonoperating Items
Interest Expense
During the three and six months ended July 2, 2021, the Company recorded charges of $592 million and $650 million, respectively, related to the extinguishment of long-term debt. Refer to Note 7.

Equity Income (Loss) — Net
During the three and six months ended July 2, 2021, the Company recorded net charges of $60 million and $23 million, respectively. During the three and six months ended June 26, 2020, the Company recorded net charges of $63 million and $101 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
Other Income (Loss) — Net
During the three months ended July 2, 2021, the Company recognized a net gain of $695 million related to the sale of our ownership interest in CCA, an equity method investee. Additionally, the Company recognized a net gain of $203 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded pension benefit plan settlement charges of $29 million related to its strategic realignment initiatives.
During the six months ended July 2, 2021, the Company recognized a net gain of $695 million related to the sale of our ownership interest in CCA, an equity method investee. Additionally, the Company recognized a net gain of $336 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded pension benefit plan settlement charges of $83 million related to its strategic realignment initiatives.
During the three months ended June 26, 2020, the Company recognized a net gain of $247 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America and a charge of $19 million related to asset write-offs associated with the restructuring of our manufacturing operations in the United States.
During the six months ended June 26, 2020, the Company recognized a gain of $902 million in conjunction with the fairlife acquisition, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value, and a gain of $18 million related to the sale of a portion of our ownership interest in one of our equity method investments. These gains were partially offset by an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America, a charge of $19 million related to asset write-offs associated with the restructuring of our manufacturing operations in the United States, a net loss of $144 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a net loss of $55 million related to economic hedging activities.
Refer to Note 2 for additional information on the sale of our ownership interest in CCA and the fairlife acquisition. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 6 for additional information on our economic hedging activities. Refer to Note 12 for additional information on the Company’s strategic realignment initiatives. Refer to Note 15 for additional information on the impairment charge. Refer to Note 16 for the impact that certain of these items had on our operating segments and Corporate.
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
The Company has incurred total pretax expenses of $632 million related to these strategic realignment initiatives since they commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 16 for the impact these expenses had on our operating segments and Corporate. Outside services reported in the tables below primarily relate to expenses in connection with legal and consulting activities. The Company currently expects the total costs of the strategic realignment initiatives will be approximately $650 million, including pension benefit plan settlement charges. The new networked organization is established and functioning, and the platform services activities will be integrated, standardized and scaled over the course of 2021.
The following tables summarize the balance of accrued expenses related to these strategic realignment initiatives and the changes in the accrued amounts as of and for the three and six months ended July 2, 2021 (in millions):

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
Accrued balance April 2, 2021	$143		$1	$3	$147
Costs incurred	45		10	3	58
Payments	(130)		(8)	(2)	(140)
Noncash and exchange	(29)	[1]	(2)	—	(31)
Accrued balance July 2, 2021	$29		$1	$4	$34
1 Includes pension benefit plan settlement charges. Refer to Note 13.

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
Accrued balance December 31, 2020	$181		$1	$3	$185
Costs incurred	186		16	3	205
Payments	(252)		(14)	(2)	(268)
Noncash and exchange	(86)	[1]	(2)	—	(88)
Accrued balance July 2, 2021	$29		$1	$4	$34
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
The Company has incurred total pretax expenses of $3,969 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 16 for the impact these charges had on our operating segments and Corporate. Outside services reported in the tables below primarily include costs associated with consulting activities. Other direct costs reported in the tables below primarily include internal and external costs associated with the implementation of these initiatives and accelerated depreciation on certain fixed assets.
The following tables summarize the balance of accrued expenses related to our productivity and reinvestment program and the changes in the accrued amounts as of and for the three and six months ended July 2, 2021 (in millions):

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
Accrued balance April 2, 2021	$15	$—	$2	$17
Costs incurred	2	12	8	22
Payments	(1)	(12)	(7)	(20)
Noncash and exchange	—	—	—	—
Accrued balance July 2, 2021	$16	$—	$3	$19

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
Accrued balance December 31, 2020	$15	$—	$2	$17
Costs incurred	2	29	9	40
Payments	(1)	(29)	(13)	(43)
Noncash and exchange	—	—	5	5
Accrued balance July 2, 2021	$16	$—	$3	$19

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The total cost (income) for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Service cost	$25	$28	$3	$3
Interest cost	47	59	3	5
Expected return on plan assets[1]	(151)	(145)	(5)	(4)
Amortization of net actuarial loss	33	42	—	1
Net periodic benefit cost (income)	(46)	(16)	1	5
Settlement charges[2]	29	—	—	—
Total cost (income)	$(17)	$(16)	$1	$5
1 The weighted-average expected long-term rates of return on plan assets used in computing 2021 net periodic benefit cost (income) were 7.25 percent for pension benefit plans and 4.25 percent for other postretirement benefit plans.
2 The settlement charges were related to our strategic realignment initiatives. Refer to Note 12.

	Pension Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Service cost	$49	$56	$5	$6
Interest cost	91	118	7	11
Expected return on plan assets[1]	(302)	(292)	(9)	(8)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss	80	85	1	2
Net periodic benefit cost (income)	(82)	(33)	3	10
Settlement charges[2]	83	—	—	—
Total cost (income)	$1	$(33)	$3	$10
1 The weighted-average expected long-term rates of return on plan assets used in computing 2021 net periodic benefit cost (income) were 7.25 percent for pension benefit plans and 4.25 percent for other postretirement benefit plans.
2 The settlement charges were related to our strategic realignment initiatives. Refer to Note 12.
All amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our condensed consolidated statements of income. During the six months ended July 2, 2021, the Company contributed $18 million to our pension trusts, and we anticipate making additional contributions of approximately $9 million during the remainder of 2021. The Company contributed $8 million to our pension trusts during the six months ended June 26, 2020.
NOTE 14: INCOME TAXES
The Company recorded income taxes of $994 million (27.5 percent effective tax rate) and $438 million (19.9 percent effective tax rate) during the three months ended July 2, 2021 and June 26, 2020, respectively. The Company recorded income taxes of $1,502 million (23.5 percent effective tax rate) and $653 million (12.5 percent effective tax rate) during the six months ended July 2, 2021 and June 26, 2020, respectively.
The Company’s effective tax rates for the three and six months ended July 2, 2021 and June 26, 2020 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, as described in Note 11, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
The Company’s effective tax rates for the three and six months ended July 2, 2021 included $183 million and $176 million, respectively, of net tax expense related to various discrete tax items, primarily changes in tax laws in certain foreign jurisdictions.

The Company’s effective tax rates for the three and six months ended June 26, 2020 included $11 million and $99 million of net tax benefits, respectively, associated with various discrete tax items, including return to provision adjustments, excess tax benefits associated with the Company’s stock-based compensation arrangements, and net tax charges for changes to our uncertain tax positions, including interest and penalties. The Company’s effective tax rate for the six months ended June 26, 2020 also included a tax benefit of $54 million associated with a change in tax law in a foreign jurisdiction as well as a tax benefit of $40 million associated with the gain recorded upon the acquisition of the remaining interest in fairlife. Refer to Note 2 for additional information on the fairlife acquisition.
On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which the Tax Court predominantly sided with the IRS. The Company strongly disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 8.
NOTE 15: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

July 2, 2021	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$2,427	$224	$18		$103	$—		$2,772
Debt securities[1]	—	1,640	35		—	—		1,675
Derivatives[2]	133	708	—		—	(567)	[6]	274	[8]
Total assets	$2,560	$2,572	$53		$103	$(567)		$4,721
Liabilities:
Contingent consideration liability	$—	$—	$472	[5]	$—	$—		$472
Derivatives[2]	—	118	—		—	(97)	[7]	21	[8]
Total liabilities	$—	$118	$472		$—	$(97)		$493
1 Refer to Note 4 for additional information related to the composition of our equity securities with readily determinable values and debt securities.
2 Refer to Note 6 for additional information related to the composition of our derivatives portfolio.
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
6    The Company is obligated to return $405 million in cash collateral it has netted against its derivative positions.
7 The Company has the right to reclaim $16 million in cash collateral it has netted against its derivative positions.
8     The Company’s derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows:
$274 million in the line item other assets and $21 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
2 Refer to Note 6 for additional information related to the composition of our derivatives portfolio.
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
6 The Company is obligated to return $546 million in cash collateral it has netted against its derivative positions.
7 The Company does not have the right to reclaim any cash collateral it has netted against its derivative positions.
8    The Company’s derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $229 million in the line item other assets, $9 million in the line item accounts payable and accrued expenses, and $1 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and six months ended July 2, 2021 and June 26, 2020.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended July 2, 2021 and June 26, 2020.

Nonrecurring Fair Value Measurements
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the following table (in millions):

	Gains (Losses)
	Three Months Ended			Six Months Ended
	July 2, 2021	June 26, 2020		July 2, 2021	June 26, 2020
Impairment of intangible assets	$—	$(63)	[1]	$—	$(215)	[1]
Other-than-temporary impairment charges	—	(38)	[2]	—	(38)	[2]
Impairment of equity investment without a readily determinable fair value	—	—		—	(26)	[3]
Total	$—	$(101)		$—	$(279)
1 The Company recorded impairment charges of $8 million and $160 million during the three and six months ended June 26, 2020, respectively, related to its Odwalla trademark, as the Company decided in June 2020 to discontinue its Odwalla juice business. The Company recorded an impairment charge of $55 million during the three and six months ended June 26, 2020 related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company’s portfolio. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
2 The Company recognized an other-than-temporary impairment charge of $38 million during the three and six months ended June 26, 2020 related to one of our equity method investees in Latin America, primarily driven by revised projections of future operating results. The fair value of this investment was derived using discounted cash flow analyses based on Level 3 inputs.
3 The Company recorded an impairment charge of $26 million related to an investment in an equity security without a readily determinable fair value. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of July 2, 2021, the carrying value and fair value of our long-term debt, including the current portion, were $40,141 million and $41,348 million, respectively. As of December 31, 2020, the carrying value and fair value of our long-term debt, including the current portion, were $40,610 million and $43,218 million, respectively.

NOTE 16: OPERATING SEGMENTS
Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa		Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Three Months Ended July 2, 2021
Net operating revenues:
Third party	$1,874		$1,067	$3,379	$1,350		$707	$1,735		$17	$—	$10,129
Intersegment	143		—	2	153		—	3		—	(301)	—
Total net operating revenues	2,017		1,067	3,381	1,503		707	1,738		17	(301)	10,129
Operating income (loss)	1,142		678	950	766		75	92		(687)	—	3,016
Income (loss) before income taxes	1,169		681	959	779		78	422		(470)	—	3,618
Identifiable operating assets	8,574	[2]	1,748	19,646	2,252	[3]	7,854	10,375	[2,3]	20,329	—	70,778
Investments[1]	478		630	346	231		3	13,382		4,346	—	19,416
As of and for the Three Months Ended June 26, 2020
Net operating revenues:
Third party	$1,135		$755	$2,647	$1,068		$295	$1,262		$(12)	$—	$7,150
Intersegment	75		—	1	115		—	1		—	(192)	—
Total net operating revenues	1,210		755	2,648	1,183		295	1,263		(12)	(192)	7,150
Operating income (loss)	715		504	489	652		(102)	12		(289)	—	1,981
Income (loss) before income taxes	736		444	483	661		(103)	166		(190)	—	2,197
Identifiable operating assets	8,065	[2]	1,643	20,320	2,131	[3]	6,983	9,817	[2,3]	26,795	—	75,754
Investments[1]	534		573	356	226		5	13,199		4,042	—	18,935
As of December 31, 2020
Identifiable operating assets	$8,098	[2]	$1,597	$19,444	$2,073	[3]	$7,575	$10,521	[2,3]	$17,903	$—	$67,211
Investments[1]	517		603	345	240		4	14,183		4,193	—	20,085
1 Principally equity method investments and other investments in bottling companies.
2 Property, plant and equipment — net in South Africa represented 16 percent, 14 percent and 15 percent of consolidated property, plant and equipment — net as of July 2, 2021, June 26, 2020 and December 31, 2020, respectively.
3 Property, plant and equipment — net in the Philippines represented 10 percent of consolidated property, plant and equipment — net as of July 2, 2021, June 26, 2020 and December 31, 2020.
During the three months ended July 2, 2021, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $247 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 2.
•Operating income (loss) and income (loss) before income taxes were reduced by $11 million for Europe, Middle East and Africa and $1 million for North America, and operating income (loss) and income (loss) before income taxes were reduced by $17 million and $46 million, respectively, for Corporate due to the Company’s strategic realignment initiatives. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $22 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $16 million for North America related to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Corporate related to tax litigation expense. Refer to Note 8.

•Income (loss) before income taxes was increased by $695 million for Corporate related to the sale of our ownership interest in CCA, an equity method investee. Refer to Note 2.
•Income (loss) before income taxes was increased by $203 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $592 million for Corporate related to charges associated with the extinguishment of long-term debt. Refer to Note 7.
•Income (loss) before income taxes was reduced by $60 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
During the three months ended June 26, 2020, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $55 million for North America related to the impairment of a trademark, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company’s portfolio.
•Operating income (loss) and income (loss) before income taxes were reduced by $39 million for North America for charges related to the cost of discontinuing the Odwalla juice business and $8 million related to the impairment of the Odwalla trademark.
•Operating income (loss) and income (loss) before income taxes were reduced by $25 million and $44 million, respectively, for North America related to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $22 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 12.
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
•Income (loss) before income taxes was reduced by $28 million for Latin America, $1 million for North America and $34 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $38 million for Latin America due to an other-than-temporary impairment charge related to one of our equity method investees.

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
Six Months Ended July 2, 2021
Net operating revenues:
Third party	$3,336	$1,976	$6,315	$2,582	$1,277	$3,629	$34	$—	$19,149
Intersegment	304	—	3	323	—	5	—	(635)	—
Total net operating revenues	3,640	1,976	6,318	2,905	1,277	3,634	34	(635)	19,149
Operating income (loss)	1,962	1,230	1,742	1,452	101	233	(982)	—	5,738
Income (loss) before income taxes	1,999	1,236	1,775	1,474	105	739	(947)	—	6,381
Six Months Ended June 26, 2020
Net operating revenues:
Third party	$2,708	$1,685	$5,496	$2,057	$868	$2,918	$19	$—	$15,751
Intersegment	227	—	2	254	—	3	—	(486)	—
Total net operating revenues	2,935	1,685	5,498	2,311	868	2,921	19	(486)	15,751
Operating income (loss)	1,675	1,043	876	1,163	(83)	75	(388)	—	4,361
Income (loss) before income taxes	1,707	979	885	1,174	(85)	364	183	—	5,207
During the six months ended July 2, 2021, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $251 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 2.
•Operating income (loss) and income (loss) before income taxes were reduced by $61 million for Europe, Middle East and Africa, $11 million for Latin America, $13 million for North America and $13 million for Asia Pacific, and operating income (loss) and income (loss) before income taxes were reduced by $24 million and $107 million, respectively, for Corporate due to the Company’s strategic realignment initiatives. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $40 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $35 million for North America related to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $13 million for Corporate related to tax litigation expense. Refer to Note 8.
•Income (loss) before income taxes was increased by $695 million for Corporate related to the sale of our ownership interest in CCA, an equity method investee. Refer to Note 2.
•Income (loss) before income taxes was increased by $336 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $650 million for Corporate related to charges associated with the extinguishment of long-term debt. Refer to Note 7.
•Income (loss) before income taxes was reduced by $55 million for Bottling Investments and increased by $32 million for Corporate due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

During the six months ended June 26, 2020, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $160 million for North America related to the impairment of our Odwalla trademark and $39 million related to the cost of discontinuing the Odwalla juice business.
•Operating income (loss) and income (loss) before income taxes were reduced by $61 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $55 million for North America related to the impairment of a trademark, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company’s portfolio.
•Operating income (loss) and income (loss) before income taxes were reduced by $25 million and $44 million, respectively, for North America related to the restructuring of our manufacturing operations in the United States.
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
•Income (loss) before income taxes was reduced by $28 million for Latin America, $1 million for North America and $72 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
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
During the six months ended July 2, 2021, the effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus continued to impact our business globally. In particular, the outbreak and preventive measures taken to contain COVID-19, including the spread of new variants, negatively impacted our unit case volume and our price, product and geographic mix, primarily due to unfavorable channel and product mix as consumer demand has shifted to more at-home consumption versus away-from-home consumption. However, the timing and number of people receiving vaccinations, the governmental actions to reopen certain economies around the world, and the substance and pace of the post-pandemic economic recovery are favorably impacting our business when compared to the prior year results. While uncertainty caused by the COVID-19 pandemic remains, including the spread of new variants of the virus, we expect to continue to see improvements in our business as vaccines become more widely available around the world and global vaccination rates increase.
During the COVID-19 pandemic and related business disruption, the Company’s priorities are ensuring the health and safety of our employees; supporting and making a difference in the communities we serve; keeping our brands in supply and maintaining the quality and safety of our products; serving our customers across all channels as they adapt to the shifting demands of consumers during the pandemic; and positioning ourselves to emerge stronger from the pandemic.
Throughout the COVID-19 pandemic, business continuity and adapting to the needs of our customers have been critical. We have developed systemwide knowledge-sharing routines and processes, which include the management of any supply chain challenges. There is a high degree of variation in COVID-19 vaccination rates and government-imposed mobility restrictions in the countries and territories where our products are sold. However, as of the date of this filing, there has been no material impact, and we do not foresee a material impact, on our and our bottling partners’ ability to manufacture or distribute our products. Together with our bottlers and customers, we are working to ensure adequate inventory levels and partnering to forecast demand given changing conditions related to vaccination rates, infection levels and any government-imposed mobility restrictions. In addition, we continue to increase investments in e-commerce to support retailer and meal delivery services.
Although we have been experiencing significant challenges as a result of the COVID-19 pandemic, we are not losing sight of long-term opportunities for our business. We believe that we will emerge from this situation as a better and stronger company. We are leveraging the pandemic as a catalyst to accelerate our strategy by focusing on the following: prioritizing stronger global brands across various consumer needs while, at the same time, doing a better job of nurturing and growing regional and scaled local brands; establishing a more disciplined innovation framework and increasing marketing effectiveness and efficiency; strengthening our revenue growth management capabilities; enhancing our system collaboration and capturing supply chain efficiencies; and investing in new capabilities and evolving our organization to support the accelerated strategy. In August 2020, the Company announced strategic steps to transform our organizational structure in an effort to better enable us to capture growth in the fast-changing marketplace. The Company is building a networked global organization designed to combine the power of scale with the deep knowledge required to win locally. These organizational changes required a reallocation of resources, along with both voluntary and involuntary reductions of associates. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information about our strategic realignment initiatives.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading “Item 1A. Risk Factors” in Part I and “Our Business — Challenges and Risks” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended April 2, 2021. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when completing recoverability and impairment tests of current and noncurrent assets in various regions around the world.
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
The assessment of recoverability and the performance of impairment tests of current and noncurrent assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, costs of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending, proceeds from the sale of assets and customers’ financial condition. These factors are even more difficult to estimate as a result of uncertainties associated with the scope, severity and duration of the global COVID-19 pandemic and any resurgences of the pandemic including, but not limited to, the number of people contracting the virus; the impact of shelter-in-place and social distancing requirements; the impact of governmental actions across the globe to contain the virus; vaccine availability, rates of vaccination, and effectiveness of vaccines against existing and new variants of the virus; and the substance and pace of the post-pandemic economic recovery. The estimates we use when assessing the recoverability of assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe are consistent with those a market participant would use. The variability of these factors depends on a number of conditions, including uncertainties associated with the COVID-19 pandemic, and thus our accounting estimates may change from period to period. Our current estimates reflect our belief that COVID-19 will impact our business for the remainder of 2021, with the first half of the year likely to be more challenging than the second half. While uncertainty still exists, we expect to see continued improvements in our business as vaccines become more widely available, as global vaccination rates increase, and as consumers return to many of their previous work routines as well as socializing and traveling. The Company has certain intangible and other long-lived assets that are more dependent on cash flows generated in away-from-home channels and/or that generate cash flows in geographic areas that are more heavily impacted by the COVID-19 pandemic and are therefore more susceptible to impairment. In addition, intangible and other long-lived assets we acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions at the time of acquisition. If we had used other assumptions and estimates when tests of these assets were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions or if different conditions exist in future periods, future impairment charges could result. The total future impairment charges we may be required to record could be material.
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
Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished products sold by, the Company to its bottling partners or other customers. For Costa Limited (“Costa”) non-ready-to-drink beverage products, concentrate sales volume represents the amount of coffee (in all instances expressed in unit case equivalents) sold by the Company to customers or consumers. Refer to the heading “Beverage Volume” below.
When we analyze our net operating revenues we generally consider the following factors: (1) volume growth (concentrate sales volume or unit case volume, as applicable); (2) changes in price, product and geographic mix; (3) foreign currency fluctuations; and (4) acquisitions and divestitures (including structural changes defined below), as applicable. Refer to the heading “Net Operating Revenues” below. The Company sells concentrates and syrups to both consolidated and unconsolidated bottling partners. The ownership structure of our bottling partners impacts the timing of recognizing concentrate revenue and concentrate sales volume. When we sell concentrates or syrups to our consolidated bottling partners, we do not recognize the concentrate revenue or concentrate sales volume until the bottling partner has sold finished products manufactured from the concentrates or syrups to a third party. When we sell concentrates or syrups to our unconsolidated bottling partners, we recognize the concentrate revenue and concentrate sales volume when the concentrates or syrups are sold to the bottling partner. The subsequent sale of the finished products manufactured from the concentrates or syrups to a third party does not impact the timing of recognizing the concentrate revenue or concentrate sales volume. When we account for an unconsolidated bottling partner as an equity method investment, we eliminate the intercompany profit related to these transactions to the extent of our ownership interest until the equity method investee has sold finished products manufactured from the concentrates or syrups to a third party. We typically report unit case volume when finished products manufactured from the concentrates or syrups are sold to a third party, regardless of our ownership interest in the bottling partner, if any.
We generally refer to acquisitions and divestitures of bottling operations as “structural changes,” which are a component of acquisitions and divestitures. Typically, structural changes do not impact the Company’s unit case volume or concentrate sales volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products, regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations.
“Acquired brands” refers to brands acquired during the past 12 months. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to an acquired brand in periods prior to the closing of a transaction. Therefore, the unit case volume and concentrate sales volume related to an acquired brand are incremental to prior year volume. We generally do not consider the acquisition of a brand to be a structural change.
“Licensed brands” refers to brands not owned by the Company but for which we hold certain rights, generally including, but not limited to, distribution rights, and from which we derive an economic benefit when the products are sold. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to a licensed brand in periods prior to the beginning of the term of a license agreement. Therefore, in the year a license agreement is entered into, the unit case volume and concentrate sales volume related to a licensed brand are incremental to prior year volume. We generally do not consider the licensing of a brand to be a structural change.
In 2020, the Company discontinued our Odwalla juice business. The impact of discontinuing our Odwalla juice business has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the North America operating segment.
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings), with the exception of unit case equivalents for Costa non-ready-to-drink beverage products, which are primarily measured in number of transactions; and “unit case volume” means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers or consumers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain brands licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an ownership interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. For Costa non-ready-to-drink beverage products, concentrate sales volume represents the amount of coffee (in all instances expressed in unit case equivalents) sold by the Company to customers or consumers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers’ inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can create differences between unit case volume and concentrate sales volume growth rates. In addition to these items, the impact of unit case volume from certain joint ventures in which the Company has an ownership interest, but to which the Company does not sell concentrates, syrups, source waters or powders/minerals, may give rise to differences between unit case volume and concentrate sales volume growth rates.

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2021 versus 2020
	Three Months Ended July 2, 2021		Six Months Ended July 2, 2021
	Unit Cases[1,2,3]	Concentrate Sales[4]	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	18%	26%	9%	15%
Europe, Middle East & Africa	21%	41%	9%	18%
Latin America	12	29	6	14
North America	17	16	5	8
Asia Pacific	16	15	13	17
Global Ventures	48	60	19	27
Bottling Investments	25	N/A	14	N/A
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
4 Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. For Costa non-ready-to-drink products, concentrate sales volume represents the amount of coffee (in all instances expressed in unit case equivalents) sold by the Company to customers or consumers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2021 had five additional days when compared to the first quarter of 2020, and the fourth quarter of 2021 will have six fewer days when compared to the fourth quarter of 2020.
Unit Case Volume
Although a significant portion of our Company’s revenues is not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Three Months Ended July 2, 2021 versus Three Months Ended June 26, 2020
Unit case volume in Europe, Middle East and Africa increased 21 percent, which included 19 percent growth in Trademark Coca-Cola, 20 percent growth in sparkling flavors, 27 percent growth in hydration, sports, coffee and tea, and 32 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment reported growth in unit case volume of 21 percent in the Europe operating unit, 22 percent in the Africa operating unit and 20 percent in the Eurasia and Middle East operating unit.
Unit case volume in Latin America increased 12 percent, which included 8 percent growth in Trademark Coca-Cola, 19 percent growth in hydration, sports, coffee and tea, 17 percent growth in sparkling flavors and 19 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment’s volume performance included 17 percent growth in Brazil and 4 percent growth in Mexico.
Unit case volume in North America increased 17 percent, which included 28 percent growth in hydration, sports, coffee and tea, 24 percent growth in sparkling flavors, 8 percent growth in Trademark Coca-Cola and 17 percent growth in nutrition, juice, dairy and plant-based beverages.
Unit case volume in Asia Pacific increased 16 percent, which included 19 percent growth in hydration, sports, coffee and tea, 15 percent growth in sparkling flavors, 12 percent growth in Trademark Coca-Cola and 34 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment reported growth in unit case volume of 61 percent in the India and Southwest Asia operating unit, 10 percent in the Greater China and Mongolia operating unit, 12 percent in the ASEAN and South Pacific operating unit and 9 percent in the Japan and South Korea operating unit.
Unit case volume for Global Ventures increased 48 percent, driven by 71 percent growth in hydration, sports, coffee and tea, 15 percent growth in nutrition, juice, dairy and plant-based beverages, and growth in energy drinks.
Unit case volume for Bottling Investments increased 25 percent, which primarily reflects growth in India and South Africa.

Six Months Ended July 2, 2021 versus Six Months Ended June 26, 2020
Unit case volume in Europe, Middle East and Africa increased 9 percent, which included 11 percent growth in Trademark Coca-Cola, 10 percent growth in sparkling flavors, 17 percent growth in nutrition, juice, dairy and plant-based beverages, and even performance in hydration, sports, coffee and tea. The operating segment reported growth in unit case volume of 15 percent in the Eurasia and Middle East operating unit, 11 percent in the Africa operating unit and 6 percent in the Europe operating unit.
Unit case volume in Latin America increased 6 percent, which included 7 percent growth in Trademark Coca-Cola, 7 percent growth in sparkling flavors, 4 percent growth in hydration, sports, coffee and tea, and 8 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment’s volume performance included 8 percent growth in Brazil and 2 percent growth in Mexico.
Unit case volume in North America increased 5 percent, which included 6 percent growth in hydration, sports, coffee and tea, 8 percent growth in sparkling flavors, 2 percent growth in Trademark Coca-Cola and 6 percent growth in nutrition, juice, dairy and plant-based beverages.
Unit case volume in Asia Pacific increased 13 percent, which included 13 percent growth in Trademark Coca-Cola, 13 percent growth in sparkling flavors, 8 percent growth in hydration, sports, coffee and tea, and 25 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment reported growth in unit case volume of 14 percent in the Greater China and Mongolia operating unit, 40 percent in the India and Southwest Asia operating unit, 4 percent in the ASEAN and South Pacific operating unit and 2 percent in the Japan and South Korea operating unit.
Unit case volume for Global Ventures increased 19 percent, driven by 10 percent growth in hydration, sports, coffee and tea, 2 percent growth in nutrition, juice, dairy and plant-based beverages, and growth in energy drinks.
Unit case volume for Bottling Investments increased 14 percent, which primarily reflects growth in India and South Africa.
Concentrate Sales Volume
During the three months ended July 2, 2021, worldwide concentrate sales volume increased 26 percent and unit case volume increased 18 percent compared to the three months ended June 26, 2020. During the six months ended July 2, 2021, worldwide concentrate sales volume increased 15 percent and unit case volume increased 9 percent compared to the six months ended June 26, 2020. Concentrate sales volume growth is calculated based on the amount of concentrate sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2021 had five additional days when compared to the first quarter of 2020, which contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments during the six months ended July 2, 2021. In addition, the differences between concentrate sales volume and unit case volume growth rates during the three and six months ended July 2, 2021 were also impacted by the timing of concentrate shipments, as bottlers adjusted inventory levels in the prior year due to COVID-19 uncertainty. We expect the differences between concentrate sales volume and unit case sales volume growth rates to reduce over the remainder of the year primarily as a result of the fourth quarter of 2021 having six fewer days when compared to the fourth quarter of 2020.

Net Operating Revenues
Three Months Ended July 2, 2021 versus Three Months Ended June 26, 2020
During the three months ended July 2, 2021, net operating revenues were $10,129 million, compared to $7,150 million during the three months ended June 26, 2020, an increase of $2,979 million, or 42 percent.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2021 versus 2020
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	26%	11%	5%	—%	42%
Europe, Middle East & Africa	41%	20%	6%	—%	67%
Latin America	29	9	3	—	41
North America	16	12	1	(1)	28
Asia Pacific	15	6	6	—	27
Global Ventures	60	57	23	—	139
Bottling Investments	25	3	9	—	38
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
Price, product and geographic mix had an 11 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — favorable channel and package mix, partially offset by unfavorable geographic mix;
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina, along with favorable channel and package mix;
•North America — favorable channel and package mix;
•Asia Pacific — favorable product, channel and package mix;
•Global Ventures — favorable product and channel mix primarily due to the reopening of Costa retail stores; and
•Bottling Investments — favorable price, category and package mix, partially offset by unfavorable geographic mix.
The favorable channel and package mix for the three months ended July 2, 2021 in all applicable operating segments was primarily a result of the gradual reopening of away-from-home channels in many markets in the current year and the impact of shelter-in-place and social distancing requirements in the prior year.

Fluctuations in foreign currency exchange rates increased our consolidated net operating revenues by 5 percent. This favorable impact was primarily due to a weaker U.S. dollar compared to certain foreign currencies, including the South African rand, British pound sterling, euro, Mexican peso, Chinese yuan and Philippine peso, which had a favorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific, Global Ventures and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Argentine peso and Turkish lira, which had an unfavorable impact on our Latin America and Europe, Middle East and Africa operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Six Months Ended July 2, 2021 versus Six Months Ended June 26, 2020
During the six months ended July 2, 2021, net operating revenues were $19,149 million, compared to $15,751 million during the six months ended June 26, 2020, an increase of $3,398 million, or 22 percent.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2021 versus 2020
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	15%	5%	2%	—%	22%
Europe, Middle East & Africa	18%	3%	3%	—%	24%
Latin America	14	7	(5)	—	17
North America	8	8	—	(1)	15
Asia Pacific	17	2	6	—	26
Global Ventures	27	9	11	—	47
Bottling Investments	18	4	3	—	24
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
Price, product and geographic mix had a 5 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — favorable channel and package mix, partially offset by unfavorable geographic mix;
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina, along with favorable channel and package mix;
•North America — favorable channel and package mix;
•Asia Pacific — favorable product, channel and package mix, partially offset by unfavorable geographic mix;

•Global Ventures — favorable channel mix primarily due to the reopening of Costa retail stores, partially offset by unfavorable product mix; and
•Bottling Investments — favorable price, category and package mix, partially offset by unfavorable geographic mix.
The favorable channel and package mix for the six months ended July 2, 2021 in all applicable operating segments was primarily a result of the gradual reopening of away-from-home channels in many markets in the current year and the impact of shelter-in-place and social distancing requirements in the prior year.
Fluctuations in foreign currency exchange rates increased our consolidated net operating revenues by 2 percent. This favorable impact was primarily due to a weaker U.S. dollar compared to certain foreign currencies, including the British pound sterling, euro, South African rand, Mexican peso, Chinese yuan and Philippine peso, which had a favorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific, Global Ventures and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Argentine peso, Brazilian real and Turkish lira, which had an unfavorable impact on our Latin America and Europe, Middle East and Africa operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Our gross profit margin increased to 62.6 percent for the three months ended July 2, 2021, compared to 57.9 percent for the three months ended June 26, 2020. Our gross profit margin increased to 61.9 percent for the six months ended July 2, 2021, compared to 59.5 percent for the six months ended June 26, 2020. These increases were primarily due to the impact of favorable channel and package mix as a result of the gradual reopening of away-from-home channels in the current year along with the impact of shelter-in-place and social distancing requirements in the prior year.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Stock-based compensation expense	$90	$41	$148	$36
Advertising expenses	1,134	370	2,035	1,272
Selling and distribution expenses	600	569	1,218	1,267
Other operating expenses	1,193	1,003	2,285	2,056
Selling, general and administrative expenses	$3,017	$1,983	$5,686	$4,631
During the three and six months ended July 2, 2021, selling, general and administrative expenses increased $1,034 million, or 52 percent, and increased $1,055 million, or 23 percent, respectively, versus the prior year comparable period. The increases were primarily due to increased marketing spending and an increase in short-term incentive and stock-based compensation expense. The increase in stock-based compensation expense in the current year was due to a more favorable outlook for our financial performance in the current year, which resulted in higher payout assumptions as compared to the prior year. During the three and six months ended July 2, 2021, foreign currency exchange rate fluctuations increased selling, general and administrative expenses by 7 percent and 3 percent, respectively.
The increase in selling and distribution expenses during the three months ended July 2, 2021 was primarily due to the continued reopening of Costa retail stores in the United Kingdom, the gradual recovery in away-from-home channels in certain markets, and foreign currency exchange rate fluctuations. The decrease in selling and distribution expenses during the six months ended July 2, 2021 included the increase during the three months ended July 2, 2021, which was more than offset by the larger negative impact that the COVID-19 pandemic had on Costa retail stores in the United Kingdom and on North America away-from-home channels during the first quarter of the current year as compared to the first quarter of the prior year.

As of July 2, 2021, we had $429 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 2.2 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Europe, Middle East & Africa	$11	$—	$61	$—
Latin America	—	10	11	10
North America	8	110	20	262
Asia Pacific	—	—	13	—
Global Ventures	—	—	—	—
Bottling Investments	—	13	—	13
Corporate	290	40	328	90
Total	$309	$173	$433	$375
During the three months ended July 2, 2021, the Company recorded other operating charges of $309 million. These charges primarily consisted of $247 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife, LLC (“fairlife”) acquisition, $29 million due to the Company’s strategic realignment initiatives and $22 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $7 million related to the restructuring of our manufacturing operations in the United States and $4 million related to tax litigation expense.
During the six months ended July 2, 2021, the Company recorded other operating charges of $433 million. These charges primarily consisted of $251 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $122 million due to the Company’s strategic realignment initiatives and $40 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $13 million related to tax litigation expense and $7 million related to the restructuring of our manufacturing operations in the United States.
During the three months ended June 26, 2020, the Company recorded other operating charges of $173 million. These charges included an impairment charge of $55 million related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company’s portfolio. Also included were charges of $35 million related to discontinuing the Odwalla juice business and an impairment charge of $8 million related to the Odwalla trademark. Other operating charges also included $22 million related to the Company’s productivity and reinvestment program, $18 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $12 million related to the restructuring of our manufacturing operations in the United States.
During the six months ended June 26, 2020, the Company recorded other operating charges of $375 million. These charges primarily consisted of an impairment charge of $160 million related to the Odwalla trademark and charges of $35 million related to discontinuing the Odwalla juice business. These charges also included an impairment charge of $55 million related to a trademark in North America, which was primarily driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company’s portfolio. Other operating charges also included $61 million related to the Company’s productivity and reinvestment program, $29 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $12 million related to the restructuring of our manufacturing operations in the United States.
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

Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Europe, Middle East & Africa	37.9%	36.1%	34.2%	38.4%
Latin America	22.5	25.4	21.4	23.9
North America	31.5	24.7	30.4	20.1
Asia Pacific	25.4	32.9	25.3	26.7
Global Ventures	2.5	(5.1)	1.8	(1.9)
Bottling Investments	3.0	0.6	4.0	1.7
Corporate	(22.8)	(14.6)	(17.1)	(8.9)
Total	100.0%	100.0%	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Consolidated	29.8%	27.7%	30.0%	27.7%
Europe, Middle East & Africa	60.9%	63.0%	58.8%	61.8%
Latin America	63.5	66.8	62.2	61.9
North America	28.1	18.5	27.6	15.9
Asia Pacific	56.8	61.1	56.2	56.5
Global Ventures	10.6	(34.5)	7.9	(9.5)
Bottling Investments	5.3	1.0	6.4	2.6
Corporate	*	*	*	*
* Calculation is not meaningful.
Three Months Ended July 2, 2021 versus Three Months Ended June 26, 2020
During the three months ended July 2, 2021, operating income was $3,016 million, compared to $1,981 million during the three months ended June 26, 2020, an increase of $1,035 million, or 52 percent. The increase was driven by concentrate sales volume growth of 26 percent, favorable channel and package mix, effective cost management, and a favorable foreign currency exchange rate impact, partially offset by increased short-term incentive and stock-based compensation expense, increased marketing spending, and higher other operating charges.
During the three months ended July 2, 2021, fluctuations in foreign currency exchange rates favorably impacted consolidated operating income by 5 percent due to a weaker U.S. dollar compared to certain foreign currencies, including the Mexican peso, Chinese yuan, Australian dollar and British pound sterling, which had a favorable impact on our Latin America, Asia Pacific, Europe, Middle East and Africa, and Global Ventures operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Argentine peso and Zimbabwean dollar, which had an unfavorable impact on our Latin America and Europe, Middle East and Africa operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Company’s Europe, Middle East and Africa operating segment reported operating income of $1,142 million and $715 million for the three months ended July 2, 2021 and June 26, 2020, respectively. The increase in operating income was primarily driven by a 41 percent increase in concentrate sales volume, favorable channel and package mix, and a favorable foreign currency exchange rate impact of 5 percent, partially offset by increased marketing spending and higher other operating charges.

Latin America reported operating income of $678 million and $504 million for the three months ended July 2, 2021 and June 26, 2020, respectively. The increase in operating income was driven by concentrate sales volume growth of 29 percent; favorable price, channel and package mix; a favorable foreign currency exchange rate impact of 1 percent; and lower other operating charges, partially offset by increased marketing spending.
Operating income for North America for the three months ended July 2, 2021 and June 26, 2020 was $950 million and $489 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 16 percent, favorable channel and package mix, a favorable foreign currency exchange rate impact of 1 percent, and lower other operating charges, partially offset by increased marketing spending.
Asia Pacific’s operating income for the three months ended July 2, 2021 and June 26, 2020 was $766 million and $652 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 15 percent; favorable product, channel and package mix; and a favorable foreign currency exchange rate impact of 7 percent, partially offset by increased marketing spending.
Global Ventures’ operating income for the three months ended July 2, 2021 was $75 million, while the operating segment’s operating loss for the three months ended June 26, 2020 was $102 million. The change in operating income was primarily driven by revenue growth as a result of the reopening of Costa retail stores in the United Kingdom and a favorable foreign currency exchange rate impact of 2 percent.
Bottling Investments’ operating income for the three months ended July 2, 2021 and June 26, 2020 was $92 million and $12 million, respectively. The increase in operating income was driven by volume growth of 25 percent; favorable price, category and package mix; and lower other operating charges, partially offset by an unfavorable foreign currency exchange rate impact of 147 percent.
Corporate’s operating loss for the three months ended July 2, 2021 and June 26, 2020 was $687 million and $289 million, respectively. Operating loss in 2021 increased primarily as a result of increased marketing spending, higher short-term incentive and stock-based compensation expense, and higher other operating charges.
Six Months Ended July 2, 2021 versus Six Months Ended June 26, 2020
During the six months ended July 2, 2021, operating income was $5,738 million, compared to $4,361 million during the six months ended June 26, 2020, an increase of $1,377 million, or 32 percent. The increase was driven by concentrate sales volume growth of 15 percent, favorable channel and package mix, effective cost management, and a favorable foreign currency exchange rate impact, partially offset by increased short-term incentive and stock-based compensation expense, increased marketing spending and higher other operating charges.
During the six months ended July 2, 2021, fluctuations in foreign currency exchange rates favorably impacted consolidated operating income by 1 percent due to a weaker U.S. dollar compared to certain foreign currencies, including the Chinese yuan, Australian dollar, Mexican peso, euro and British pound sterling, which had a favorable impact on our Asia Pacific, Latin America, Europe, Middle East and Africa, and Global Ventures operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Brazilian real, Argentine peso and Turkish lira, which had an unfavorable impact on our Latin America and Europe, Middle East and Africa operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Company’s Europe, Middle East and Africa operating segment reported operating income of $1,962 million and $1,675 million for the six months ended July 2, 2021 and June 26, 2020, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 18 percent, favorable channel and package mix, and a favorable foreign currency exchange rate impact of 2 percent, partially offset by increased marketing spending and higher other operating charges.
Latin America reported operating income of $1,230 million and $1,043 million for the six months ended July 2, 2021 and June 26, 2020, respectively. The increase in operating income was driven by concentrate sales volume growth of 14 percent and favorable price, channel and package mix, partially offset by increased marketing spending and an unfavorable foreign currency exchange rate impact of 5 percent.
Operating income for North America for the six months ended July 2, 2021 and June 26, 2020 was $1,742 million and $876 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 8 percent, favorable channel and package mix, a favorable foreign currency exchange rate impact of 1 percent, effective cost management and lower other operating charges, partially offset by increased marketing spending.
Asia Pacific’s operating income for the six months ended July 2, 2021 and June 26, 2020 was $1,452 million and $1,163 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of

17 percent; favorable product, channel and package mix; and a favorable foreign currency exchange rate impact of 8 percent, partially offset by increased marketing spending and higher other operating charges.
Global Ventures’ operating income for the six months ended July 2, 2021 was $101 million, while the operating segment’s operating loss for the six months ended June 26, 2020 was $83 million. The change in operating income was primarily driven by revenue growth as a result of the reopening of Costa retail stores in the United Kingdom and a favorable foreign currency exchange rate impact of 4 percent.
Bottling Investments’ operating income for the six months ended July 2, 2021 and June 26, 2020 was $233 million and $75 million, respectively. The increase in operating income was driven by volume growth of 18 percent; favorable price, category and package mix; and lower other operating charges, partially offset by an unfavorable foreign currency exchange rate impact of 42 percent.
Corporate’s operating loss for the six months ended July 2, 2021 and June 26, 2020 was $982 million and $388 million, respectively. Operating loss in 2021 increased primarily as a result of higher short-term incentive and stock-based compensation expense, increased marketing spending and higher other operating charges.
Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have a slightly favorable impact on operating income through the end of the year.
Interest Income
During the three months ended July 2, 2021, interest income was $71 million, compared to $100 million during the three months ended June 26, 2020, a decrease of $29 million, or 29 percent. During the six months ended July 2, 2021, interest income was $137 million, compared to $212 million during the six months ended June 26, 2020, a decrease of $75 million, or 36 percent. These decreases were primarily driven by lower returns in certain of our international locations.
Interest Expense
During the three months ended July 2, 2021, interest expense was $780 million, compared to $274 million during the three months ended June 26, 2020, an increase of $506 million, or 184 percent. During the six months ended July 2, 2021, interest expense was $1,222 million, compared to $467 million during the six months ended June 26, 2020, an increase of $755 million, or 162 percent. The increases for the three and six months ended July 2, 2021 were primarily due to charges of $592 million and $650 million, respectively, associated with the extinguishment of long-term debt. The increases in interest expense were also driven by higher average long-term debt balances, partially offset by lower short-term U.S. interest rates and balances. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements.
Equity Income (Loss) — Net
Three Months Ended July 2, 2021 versus Three Months Ended June 26, 2020
During the three months ended July 2, 2021, equity income was $402 million, compared to equity income of $176 million during the three months ended June 26, 2020, an increase of $226 million, or 128 percent. This increase primarily reflects the impact of more favorable operating results reported by most of our equity method investees in the current year, as prior year results were more negatively impacted by the COVID-19 pandemic, along with a favorable impact from fluctuations in foreign currency exchange rates. In addition, the Company recorded net charges of $60 million and $63 million in the line item equity income (loss) — net during the three months ended July 2, 2021 and June 26, 2020, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Six Months Ended July 2, 2021 versus Six Months Ended June 26, 2020
During the six months ended July 2, 2021, equity income was $681 million, compared to equity income of $343 million during the six months ended June 26, 2020, an increase of $338 million, or 98 percent. This increase primarily reflects the impact of more favorable operating results reported by most of our equity method investees in the current year, as prior year results were more negatively impacted by the COVID-19 pandemic, along with a favorable foreign currency exchange rate impact. In addition, the Company recorded net charges of $23 million and $101 million in the line item equity income (loss) — net during the six months ended July 2, 2021 and June 26, 2020, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
Three Months Ended July 2, 2021 versus Three Months Ended June 26, 2020
Other income (loss) — net includes, among other things, dividend income; gains and losses related to the disposal of property, plant and equipment; gains and losses related to acquisitions and divestitures; non-service cost components of net periodic benefit cost (income) for pension and other postretirement benefit plans; other charges and credits related to pension and other postretirement benefit plans; realized and unrealized gains and losses on equity securities and trading debt securities; realized gains and losses on available-for-sale debt securities; other-than-temporary impairment charges; and net foreign currency exchange gains and losses. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements.
During the three months ended July 2, 2021, other income (loss) — net was income of $909 million. The Company recognized a net gain of $695 million related to the sale of our ownership interest in Coca-Cola Amatil Limited (“CCA”), an equity method investee, to Coca-Cola Europacific Partners plc (“CCEP”), also an equity method investee. Additionally, the Company recognized a net gain of $203 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded pension benefit plan settlement charges of $29 million related to its strategic realignment initiatives. Other income (loss) — net also included income of $73 million related to the non-service cost components of net periodic benefit cost (income), dividend income of $29 million and net foreign currency exchange losses of $37 million.
During the three months ended June 26, 2020, other income (loss) — net was income of $214 million. The Company recognized a net gain of $247 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America and a charge of $19 million related to asset write-offs associated with the restructuring of our manufacturing operations in the United States. Other income (loss) — net also included income of $42 million related to the non-service cost components of net periodic benefit cost (income), dividend income of $35 million and net foreign currency exchange losses of $49 million.
None of the other items included in other income (loss) — net for the three months ended July 2, 2021 and June 26, 2020 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the sale of our ownership interest in CCA. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the strategic realignment initiatives. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on net periodic benefit cost (income). Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charge. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
Six Months Ended July 2, 2021 versus Six Months Ended June 26, 2020
During the six months ended July 2, 2021, other income (loss) — net was income of $1,047 million. The Company recognized a net gain of $695 million related to the sale of our ownership interest in CCA, an equity method investee, to CCEP, also an equity method investee. Additionally, the Company recognized a net gain of $336 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded pension benefit plan settlement charges of $83 million related to its strategic realignment initiatives. Other income (loss) — net also included income of $133 million related to the non-service cost components of net periodic benefit cost (income), dividend income of $39 million and net foreign currency exchange losses of $46 million.
During the six months ended June 26, 2020, other income (loss) — net was income of $758 million. The Company recognized a gain of $902 million in conjunction with the fairlife acquisition, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value, and a gain of $18 million related to the sale of a portion of our ownership interest in one of our equity method investments. These gains were partially offset by an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America, a charge of $19 million related to asset write-offs associated with the restructuring of our manufacturing operations in the United States, a net loss of $144 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a net loss of $55 million related to economic hedging activities. Other income (loss) — net also included income of $85 million related to the non-service cost components of net periodic benefit cost (income), dividend income of $42 million and net foreign currency exchange losses of $33 million.
None of the other items included in other income (loss) — net for the six months ended July 2, 2021 and June 26, 2020 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the sale of our ownership interest in CCA and the fairlife acquisition. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for additional information on economic hedging activities. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the strategic realignment initiatives. Refer to

Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on net periodic benefit cost (income). Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charge. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
Income Taxes
The Company recorded income taxes of $994 million (27.5 percent effective tax rate) and $438 million (19.9 percent effective tax rate) during the three months ended July 2, 2021 and June 26, 2020, respectively. The Company recorded income taxes of $1,502 million (23.5 percent effective tax rate) and $653 million (12.5 percent effective tax rate) during the six months ended July 2, 2021 and June 26, 2020, respectively.
The Company’s effective tax rates for the three and six months ended July 2, 2021 and June 26, 2020 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, as described in Note 11 of Notes to Condensed Consolidated Financial Statements, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
The Company’s effective tax rates for the three and six months ended July 2, 2021 included $183 million and $176 million, respectively, of net tax expense related to various discrete tax items, primarily changes in tax laws in certain foreign jurisdictions.
The Company’s effective tax rates for the three and six months ended June 26, 2020 included $11 million and $99 million of net tax benefits, respectively, associated with various discrete tax items, including return to provision adjustments, excess tax benefits associated with the Company’s stock-based compensation arrangements, and net tax charges for changes to our uncertain tax positions, including interest and penalties. The Company’s effective tax rate for the six months ended June 26, 2020 also included a tax benefit of $54 million associated with a change in tax law in a foreign jurisdiction as well as a tax benefit of $40 million associated with the gain recorded upon the acquisition of the remaining interest in fairlife. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the fairlife acquisition.
On November 18, 2020, the U.S. Tax Court (“Tax Court”) issued an opinion (“Opinion”) regarding the Company’s 2015 litigation with the U.S. Internal Revenue Service (“IRS”) involving transfer pricing tax adjustments in which the Tax Court predominantly sided with the IRS. The Company strongly disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information on the litigation.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company’s effective tax rate in 2021 is expected to be 19.1 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.
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
The Company reviews its optimal mix of short-term and long-term debt regularly and, as a result of this review, in 2021, we issued U.S. dollar- and euro-denominated long-term debt of $6.0 billion and €3.2 billion, respectively, across various maturities. We used a portion of the proceeds from the long-term debt issuances to extinguish certain tranches of our previously issued long-term debt. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for additional information on the debt issuances and extinguishments.
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $13.0 billion as of July 2, 2021. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $6.5 billion in unused lines of credit for general corporate purposes as of July 2, 2021. These backup lines of credit expire at various times from 2021 through 2025.

While uncertainty caused by the COVID-19 pandemic remains, we expect to continue to see improvements in our business as vaccines become more widely available. The timing and availability of vaccines will be different around the world, and therefore we believe the pace of the recovery will vary by geography depending on vaccine availability, rates of vaccination and the effectiveness of vaccines against existing and new variants of the virus, along with other macroeconomic factors. We will remain flexible so that we can adjust to uncertainties while we continue to move forward on the initiatives we implemented to emerge stronger from the COVID-19 pandemic. In 2021, we are increasing marketing spending behind our brands to drive increased net operating revenues. We expect the return on that spending to become more favorable as mobility increases and away-from-home channels regain momentum. While many of the operating expenses that were significantly reduced in 2020 are increasing in 2021, we will continue to focus on cash flow generation. Our current capital allocation priorities are focused on investing wisely to support our business operations and continuing to grow our dividend payment. We currently expect 2021 capital expenditures to be approximately $1.5 billion. In addition, we do not intend to repurchase shares under our Board of Directors’ authorized plan during the year ending December 31, 2021, and we do not intend to change our approach toward paying dividends.
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS; however, a final decision is still pending and the timing of such decision is not currently known. The Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In the event that all of the adjustments proposed by the IRS are ultimately upheld for tax years 2007 through 2009 and the IRS, with the consent of the federal court, were to decide to apply the underlying methodology (“Tax Court Methodology”) to the subsequent years up to and including 2020, the Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $12 billion. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the six months ended July 2, 2021 would increase the potential aggregate incremental tax and interest liability by approximately $500 million. Once the Tax Court renders a final decision, the Company will have 90 days to file a notice of appeal and pay the portion of the potential aggregate incremental tax and interest liability related to the 2007 through 2009 litigation period, which we currently estimate to be approximately $4.8 billion (including interest accrued through July 2, 2021), plus any additional interest accrued through the time of payment. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information on the tax litigation.
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
Cash Flows from Operating Activities
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers are 120 days. Additionally, two global financial institutions offer a voluntary supply chain finance (“SCF”) program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold as well as suppliers of goods and services included in selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. We have been informed by the financial institutions that as of July 2, 2021 and December 31, 2020, suppliers had elected to sell $774 million and $703 million, respectively, of our outstanding payment obligations to the financial institutions. The amounts settled through the SCF program were

$1,475 million and $1,375 million for the six months ended July 2, 2021 and June 26, 2020, respectively. We do not believe there is a risk that our payment terms will be shortened in the near future, and we do not currently expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms in the foreseeable future.
In the fourth quarter of 2020, the Company started a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $2,942 million of trade accounts receivables under this program during the six months ended July 2, 2021, and the costs of factoring such receivables were not material. The Company classifies the cash received from the financial institutions within the operating activities section of our consolidated statement of cash flows.
Net cash provided by operating activities for the six months ended July 2, 2021 and June 26, 2020 was $5,525 million and $2,786 million, respectively, an increase of $2,739 million, or 98 percent. This increase was primarily driven by increased operating income, a benefit from our trade accounts receivable factoring program, lower short-term incentive payments in 2021 as a result of the impact of the COVID-19 pandemic on our operating performance in 2020, lower payments of year-end marketing accruals due to lower spending in 2020 as a result of the COVID-19 pandemic, lower current year prepayments to customers and the impact of payment term extensions with certain of our suppliers throughout 2020. These items were partially offset by higher restructuring, tax and interest payments in the current year. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on our restructuring initiatives.
Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended July 2, 2021 was $1,753 million and net cash used in investing activities for the six months ended June 26, 2020 was $6,967 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the six months ended July 2, 2021, purchases of investments were $3,431 million and proceeds from disposals of investments were $3,811 million, resulting in a net cash inflow of $380 million. During the six months ended June 26, 2020, purchases of investments were $8,294 million and proceeds from disposals of investments were $2,649 million, resulting in a net cash outflow of $5,645 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended July 2, 2021, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $11 million. During the six months ended June 26, 2020, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $984 million, which primarily related to the acquisition of the remaining ownership interest in fairlife. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended July 2, 2021, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $1,765 million, which primarily related to the sale of our ownership interest in CCA. During the six months ended June 26, 2020, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $46 million, which primarily related to the sale of a portion of our ownership interest in one of our equity method investments. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment for the six months ended July 2, 2021 and June 26, 2020 were $450 million and $536 million, respectively.
Cash Flows from Financing Activities
Net cash used in financing activities during the six months ended July 2, 2021 was $4,962 million and net cash provided by financing activities during the six months ended June 26, 2020 was $8,045 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the six months ended July 2, 2021, the Company had issuances of debt of $10,752 million, which included $1,127 million of issuances related to commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $9,625 million, net of related discounts and issuance costs.
The Company made payments of debt of $11,957 million during the six months ended July 2, 2021, which included $1,280 million of payments of commercial paper and short-term debt with maturities greater than 90 days, $170 million of payments of commercial paper and short-term debt with maturities of 90 days or less, and net payments of long-term debt of $10,507 million. The payments of long-term debt included payments of $6,500 million and €2,430 million related to the extinguishment of long-term debt. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements.
Issuances of Stock
During the six months ended July 2, 2021, the Company received cash proceeds from issuances of stock of $342 million, a decrease of $102 million when compared to cash proceeds from issuances of stock of $444 million during the six months ended June 26, 2020. The issuances of stock during the six months ended July 2, 2021 and June 26, 2020 were related to the exercise of stock options by employees.
Share Repurchases
During the six months ended July 2, 2021, the Company did not repurchase common stock under the share repurchase plan authorized by our Board of Directors. The Company’s treasury stock activity includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The Company’s treasury stock activity during the six months ended July 2, 2021 resulted in a cash outflow of $104 million.
Dividends
During the six months ended July 2, 2021 and June 26, 2020, the Company paid dividends of $3,623 million and $1,761 million, respectively. As a result of timing, the Company paid the second quarter dividend in 2021 prior to the end of the reporting period and paid the second quarter dividend in 2020 subsequent to the end of the reporting period.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.42 per share at its July 2021 meeting. This dividend is payable on October 1, 2021 to shareowners of record as of the close of business on September 15, 2021.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Our Company conducts business in more than 200 countries and territories. Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on our net income and earnings per share. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates increased our operating income for the three and six months ended July 2, 2021 by 5 percent and 1 percent, respectively.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2021.
Changes in Internal Control Over Financial Reporting
In April 2021, we implemented a new financial book of record with the upgrade of our Enterprise Resource Planning (“ERP”) system to SAP S/4HANA. Along with this upgrade, we have made changes to our internal controls over financial reporting to address processes impacted by the ERP system upgrade. Other than the implementation of a new financial book of record and the upgrade of our ERP system, there have been no changes in the Company’s internal control over financial reporting during the quarter ended July 2, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Additional system upgrades of our core supply chain systems are planned to be implemented in a phased approach through 2022 and will result in further changes to our internal controls over financial reporting. As changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of July 2, 2021. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of July 2, 2021 to $395 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions, it is possible that some portion or all of the adjustment proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would likely be subject to significant additional liabilities for tax years 2007 through 2009, and potentially also for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2020 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 to 2020. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $12 billion as of December 31, 2020. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and six months ended July 2, 2021 would increase the potential aggregate incremental tax and interest liability by approximately $250 million and $500 million, respectively. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2020, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax period. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax period, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $4.8 billion (including interest accrued through July 2, 2021), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 as updated and supplemented in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2021, which could materially affect our business, financial condition or future results. The risks described in this report, in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2021 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended July 2, 2021 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans[3]
April 3, 2021 through April 30, 2021	2,238	$54.22	—	161,029,667
May 1, 2021 through May 28, 2021	3,171	54.32	—	161,029,667
May 29, 2021 through July 2, 2021	3,720	54.81	—	161,029,667
Total	9,129	$54.49	—
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

4.5	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 19, 2014.
4.6	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.7	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.8	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.9	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.10	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.11	Form of Note for 0.750% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 8, 2019.
4.12	Form of Note for 1.250% Notes due 2031 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 8, 2019.
4.13	Form of Note for 1.750% Notes due 2024 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 9, 2019.
4.14	Form of Note for 2.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 9, 2019.
4.15	Form of Note for 3.375% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.16	Form of Note for 3.450% Notes due 2030 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.17	Form of Note for 4.125% Notes due 2040 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.18	Form of Note for 4.200% Notes due 2050 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.19	Form of Note for 1.450% Notes due 2027 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.20	Form of Note for 1.650% Notes due 2030 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 4, 2020.

4.21	Form of Note for 2.500% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.22	Form of Note for 2.600% Notes due 2050 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.23	Form of Note for 2.750% Notes due 2060 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.24	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.25	Form of Note for 0.375% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.26	Form of Note for 0.800% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.27	Form of Note for 1.000% Notes due 2028 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.28	Form of Note for 1.375% Notes due 2031 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.29	Form of Note for 2.500% Notes due 2051 — incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.30	Form of Note for 1.500% Notes due 2028 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.31	Form of Note for 2.000% Notes due 2031 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.32	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.33	Form of Note for 0.500% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.34	Form of Note for 1.000% Notes due 2041 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.35	Form of Note for 2.250% Notes due 2032 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.36	Form of Note for 2.875% Notes due 2041 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.37	Form of Note for 3.000% Notes due 2051 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.38	Form of Note for 0.950% Notes due 2036 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 6, 2021.
4.39	Form of Note for 0.400% Notes due 2030 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 17, 2021.
4.40	Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated July 30, 1991.
4.41	First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated January 29, 1992.
4.42
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2017.

4.43
Third Supplemental Indenture, dated as of July 5, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 6, 2017.

10.1
Consulting Agreement between The Coca-Cola Company and Bradley M. Gayton, dated April 20, 2021 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2021.

10.2	Letter, dated April 23, 2021, from the Company to Monica Howard Douglas.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 2, 2021 and June 26, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2021 and June 26, 2020; (iii) Condensed Consolidated Balance Sheets as of July 2, 2021 and December 31, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2021 and June 26, 2020; and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ KATHY LOVELESS
Date:	July 26, 2021	Kathy Loveless Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	July 26, 2021	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)