Form 10-Q
period 2021-10-01
COCA COLA CO
filed 2021-10-28
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of October 25, 2021
$0.25 Par Value	4,319,420,236

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Net Operating Revenues	$10,042	$8,652	$29,191	$24,403
Cost of goods sold	3,977	3,471	11,269	9,855
Gross Profit	6,065	5,181	17,922	14,548
Selling, general and administrative expenses	3,122	2,511	8,808	7,142
Other operating charges	45	372	478	747
Operating Income	2,898	2,298	8,636	6,659
Interest income	68	82	205	294
Interest expense	210	660	1,432	1,127
Equity income (loss) — net	455	431	1,136	774
Other income (loss) — net	(127)	30	920	788
Income Before Income Taxes	3,084	2,181	9,465	7,388
Income taxes	609	441	2,111	1,094
Consolidated Net Income	2,475	1,740	7,354	6,294
Less: Net income (loss) attributable to noncontrolling interests	4	3	(3)	3
Net Income Attributable to Shareowners of The Coca-Cola Company	$2,471	$1,737	$7,357	$6,291
Basic Net Income Per Share[1]	$0.57	$0.40	$1.71	$1.47
Diluted Net Income Per Share[1]	$0.57	$0.40	$1.70	$1.46
Average Shares Outstanding — Basic	4,318	4,296	4,313	4,293
Effect of dilutive securities	26	25	24	28
Average Shares Outstanding — Diluted	4,344	4,321	4,337	4,321
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Consolidated Net Income	$2,475	$1,740	$7,354	$6,294
Other Comprehensive Income:
Net foreign currency translation adjustments	(991)	1,052	(131)	(2,283)
Net gains (losses) on derivatives	28	(13)	184	(23)
Net change in unrealized gains (losses) on available-for-sale debt securities	(22)	(21)	(83)	(40)
Net change in pension and other postretirement benefit liabilities	(32)	(2)	368	45
Total Comprehensive Income	1,458	2,756	7,692	3,993
Less: Comprehensive income (loss) attributable to noncontrolling interests	(62)	5	(16)	(396)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$1,520	$2,751	$7,708	$4,389

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	October 1, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$11,301	$6,795
Short-term investments	1,844	1,771
Total Cash, Cash Equivalents and Short-Term Investments	13,145	8,566
Marketable securities	1,724	2,348
Trade accounts receivable, less allowances of $534 and $526, respectively	3,889	3,144
Inventories	3,182	3,266
Prepaid expenses and other assets	2,300	1,916
Total Current Assets	24,240	19,240
Equity method investments	18,284	19,273
Other investments	897	812
Other assets	6,490	6,184
Deferred income tax assets	2,237	2,460
Property, plant and equipment, less accumulated depreciation of $9,153 and $8,923, respectively	10,058	10,777
Trademarks with indefinite lives	10,449	10,395
Goodwill	17,455	17,506
Other intangible assets	496	649
Total Assets	$90,606	$87,296
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$12,830	$11,145
Loans and notes payable	1,866	2,183
Current maturities of long-term debt	448	485
Accrued income taxes	846	788
Total Current Liabilities	15,990	14,601
Long-term debt	39,394	40,125
Other liabilities	8,401	9,453
Deferred income tax liabilities	2,688	1,833
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	17,929	17,601
Reinvested earnings	68,494	66,555
Accumulated other comprehensive income (loss)	(14,250)	(14,601)
Treasury stock, at cost — 2,721 and 2,738 shares, respectively	(51,754)	(52,016)
Equity Attributable to Shareowners of The Coca-Cola Company	22,179	19,299
Equity attributable to noncontrolling interests	1,954	1,985
Total Equity	24,133	21,284
Total Liabilities and Equity	$90,606	$87,296
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	October 1, 2021	September 25, 2020
Operating Activities
Consolidated net income	$7,354	$6,294
Depreciation and amortization	1,111	1,106
Stock-based compensation expense	236	88
Deferred income taxes	726	10
Equity (income) loss — net of dividends	(621)	(565)
Foreign currency adjustments	(5)	(145)
Significant (gains) losses — net	(498)	(899)
Other operating charges	243	671
Other items	517	562
Net change in operating assets and liabilities	168	(902)
Net Cash Provided by Operating Activities	9,231	6,220
Investing Activities
Purchases of investments	(4,732)	(12,051)
Proceeds from disposals of investments	5,294	6,482
Acquisitions of businesses, equity method investments and nonmarketable securities	(11)	(989)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	1,950	46
Purchases of property, plant and equipment	(728)	(759)
Proceeds from disposals of property, plant and equipment	65	156
Other investing activities	81	43
Net Cash Provided by (Used in) Investing Activities	1,919	(7,072)
Financing Activities
Issuances of debt	11,848	26,898
Payments of debt	(13,037)	(17,977)
Issuances of stock	493	514
Purchases of stock for treasury	(104)	(93)
Dividends	(5,437)	(3,522)
Other financing activities	(354)	153
Net Cash Provided by (Used in) Financing Activities	(6,591)	5,973
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(56)	(36)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	4,503	5,085
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	7,110	6,737
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	11,613	11,822
Less: Restricted cash and restricted cash equivalents at end of period	312	437
Cash and Cash Equivalents at End of Period	$11,301	$11,385
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
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 1, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2021 and the third quarter of 2020 ended on October 1, 2021 and September 25, 2020, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Advertising Costs
The Company’s accounting policy related to advertising costs for annual reporting purposes is to expense production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred.
For quarterly reporting purposes, we allocate our estimated full year marketing expenditures that benefit multiple quarters to each of those quarters. We use the proportion of each quarter’s actual unit case volume to the estimated full year unit case volume as the basis for the allocation. This methodology results in our marketing expenditures being recognized at a standard rate per unit case. At the end of each quarter, we review our estimated full year unit case volume and our estimated full year marketing expenditures that benefit multiple quarters in order to evaluate if a change in estimate is necessary. The impact of any change in the full year estimate is recognized in the quarter in which the change in estimate occurs. Our full year marketing expenditures are not impacted by this interim accounting policy.
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
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our condensed consolidated statements of cash flows (in millions):

	October 1, 2021	December 31, 2020
Cash and cash equivalents	$11,301	$6,795
Restricted cash and restricted cash equivalents included in other assets[1]	312	315
Cash, cash equivalents, restricted cash and restricted cash equivalents	$11,613	$7,110
1 Amounts represent restricted cash and restricted cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.

	September 25, 2020	December 31, 2019
Cash and cash equivalents	$11,385	$6,480
Restricted cash and restricted cash equivalents included in other assets[1]	437	257
Cash, cash equivalents, restricted cash and restricted cash equivalents	$11,822	$6,737
1 Amounts represent restricted cash and restricted cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $11 million and $989 million during the nine months ended October 1, 2021 and September 25, 2020, respectively. In 2020, we acquired the remaining ownership interest in fairlife, LLC (“fairlife”).
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
During the three and nine months ended October 1, 2021, we recorded charges of $12 million and $263 million, respectively. During the three and nine months ended September 25, 2020, we recorded charges of $18 million and $47 million, respectively. These charges related to the remeasurement of the contingent consideration liability to fair value and were recorded in the line item other operating charges in our condensed consolidated statements of income. During the nine months ended October 1, 2021, we made the first milestone payment of $100 million based on fairlife meeting its financial targets in 2020.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the nine months ended October 1, 2021 and September 25, 2020 totaled $1,950 million and $46 million, respectively. In 2021, we sold our ownership interest in Coca-Cola Amatil Limited (“CCA”), an equity method investee, to Coca-Cola Europacific Partners plc (“CCEP”), also an equity method investee. We received cash proceeds of $1,738 million and recognized a net gain of $695 million as a result of the sale and the related reversal of cumulative translation adjustments. In 2021 and 2020, we sold portions of our ownership interest in one of our equity method investments and received cash proceeds of $134 million and $34 million, respectively, resulting in gains of $63 million and $18 million, respectively. All of the gains were recorded in the line item other income (loss) — net in our condensed consolidated statements of income.

NOTE 3: REVENUE RECOGNITION
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended October 1, 2021
Concentrate operations	$1,749	$4,122	$5,871
Finished product operations	1,669	2,502	4,171
Total	$3,418	$6,624	$10,042
Three Months Ended September 25, 2020
Concentrate operations	$1,523	$3,556	$5,079
Finished product operations	1,503	2,070	3,573
Total	$3,026	$5,626	$8,652

	United States	International	Total
Nine Months Ended October 1, 2021
Concentrate operations	$4,899	$11,948	$16,847
Finished product operations	4,744	7,600	12,344
Total	$9,643	$19,548	$29,191
Nine Months Ended September 25, 2020
Concentrate operations	$4,117	$9,966	$14,083
Finished product operations	4,299	6,021	10,320
Total	$8,416	$15,987	$24,403
Refer to Note 16 for disclosures of net operating revenues by operating segment and Corporate.
NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
October 1, 2021
Marketable securities	$361	$—
Other investments	850	47
Other assets	1,490	—
Total equity securities	$2,701	$47
December 31, 2020
Marketable securities	$330	$—
Other investments	762	50
Other assets	1,282	—
Total equity securities	$2,374	$50

The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	October 1, 2021	September 25, 2020
Net gains (losses) recognized during the period related to equity securities	$4	$17
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	5	—
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$(1)	$17

	Nine Months Ended
	October 1, 2021	September 25, 2020
Net gains (losses) recognized during the period related to equity securities	$361	$(137)
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	33	(24)
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$328	$(113)
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
October 1, 2021
Trading securities	$38	$2	$—	$40
Available-for-sale securities	1,677	35	(123)	1,589
Total debt securities	$1,715	$37	$(123)	$1,629
December 31, 2020
Trading securities	$36	$2	$—	$38
Available-for-sale securities	2,227	51	(13)	2,265
Total debt securities	$2,263	$53	$(13)	$2,303
The carrying values of our debt securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	October 1, 2021		December 31, 2020
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$40	$1,323	$38	$1,980
Other assets	—	266	—	285
Total debt securities	$40	$1,589	$38	$2,265
The contractual maturities of these available-for-sale debt securities as of October 1, 2021 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$26	$26
After 1 year through 5 years	1,381	1,279
After 5 years through 10 years	91	100
After 10 years	179	184
Total	$1,677	$1,589
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.

The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Gross gains	$2	$2	$4	$19
Gross losses	—	(3)	(8)	(11)
Proceeds	91	233	1,058	1,419
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $1,589 million and $1,389 million as of October 1, 2021 and December 31, 2020, respectively, which are classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations.
NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	October 1, 2021	December 31, 2020
Raw materials and packaging	$1,914	$2,106
Finished goods	925	791
Other	343	369
Total inventories	$3,182	$3,266
NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	October 1, 2021	December 31, 2020
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$122	$26
Foreign currency contracts	Other assets	41	74
Commodity contracts	Prepaid expenses and other assets	—	2
Interest rate contracts	Prepaid expenses and other assets	2	—
Interest rate contracts	Other assets	346	659
Total assets		$511	$761
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$19	$29
Foreign currency contracts	Other liabilities	1	—
Commodity contracts	Accounts payable and accrued expenses	2	—
Interest rate contracts	Accounts payable and accrued expenses	—	5
Total liabilities		$22	$34
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
2 Refer to Note 15 for additional information related to the estimated fair value.

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	October 1, 2021	December 31, 2020
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$28	$28
Foreign currency contracts	Other assets	2	1
Commodity contracts	Prepaid expenses and other assets	115	76
Commodity contracts	Other assets	48	9
Other derivative instruments	Prepaid expenses and other assets	1	20
Other derivative instruments	Other assets	—	3
Total assets		$194	$137
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$49	$41
Foreign currency contracts	Other liabilities	6	—
Commodity contracts	Accounts payable and accrued expenses	2	15
Commodity contracts	Other liabilities	—	1
Other derivative instruments	Accounts payable and accrued expenses	6	—
Total liabilities		$63	$57
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $8,105 million and $7,785 million as of October 1, 2021 and December 31, 2020, respectively.

The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to changes in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities were $2,700 million as of October 1, 2021 and December 31, 2020.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $34 million and $11 million as of October 1, 2021 and December 31, 2020, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company’s interest rate cash flow hedging program was $1,233 million as of December 31, 2020. As of October 1, 2021, we did not have any interest rate swaps designated as a cash flow hedge.
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended October 1, 2021
Foreign currency contracts	$15	Net operating revenues	$(21)
Foreign currency contracts	6	Cost of goods sold	(6)
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(43)	Other income (loss) — net	(35)
Total	$(22)		$(63)
Three Months Ended September 25, 2020
Foreign currency contracts	$(84)	Net operating revenues	$(21)
Foreign currency contracts	(4)	Cost of goods sold	2
Foreign currency contracts	—	Interest expense	(6)
Foreign currency contracts	122	Other income (loss) — net	100
Interest rate contracts	9	Interest expense	(14)
Commodity contracts	(2)	Cost of goods sold	(1)
Total	$41		$60

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Nine Months Ended October 1, 2021
Foreign currency contracts	$(1)	Net operating revenues	$(71)
Foreign currency contracts	(5)	Cost of goods sold	(9)
Foreign currency contracts	—	Interest expense	(12)
Foreign currency contracts	15	Other income (loss) — net	49
Interest rate contracts	110	Interest expense	(90)
Total	$119		$(133)
Nine Months Ended September 25, 2020
Foreign currency contracts	$(61)	Net operating revenues	$(22)
Foreign currency contracts	6	Cost of goods sold	7
Foreign currency contracts	—	Interest expense	(10)
Foreign currency contracts	21	Other income (loss) — net	71
Interest rate contracts	21	Interest expense	(35)
Commodity contracts	(2)	Cost of goods sold	(1)
Total	$(15)		$10
As of October 1, 2021, the Company estimates that it will reclassify into earnings during the next 12 months net gains of $7 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair values of foreign currency denominated debt relating to changes in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $8,192 million and $10,215 million as of October 1, 2021 and December 31, 2020, respectively.
The following tables summarize the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		October 1, 2021	September 25, 2020
Interest rate contracts	Interest expense	$(56)	$94
Fixed-rate debt	Interest expense	55	(97)
Net impact to interest expense		$(1)	$(3)
Foreign currency contracts	Other income (loss) — net	$—	$3
Available-for-sale securities	Other income (loss) — net	—	(3)
Net impact to other income (loss) — net		$—	$—
Net impact of fair value hedging instruments		$(1)	$(3)

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Nine Months Ended
		October 1, 2021	September 25, 2020
Interest rate contracts	Interest expense	$(236)	$284
Fixed-rate debt	Interest expense	237	(281)
Net impact to interest expense		$1	$3
Foreign currency contracts	Other income (loss) — net	$—	$3
Available-for-sale securities	Other income (loss) — net	—	(3)
Net impact to other income (loss) — net		$—	$—
Net impact of fair value hedging instruments		$1	$3
The following table summarizes the amounts recorded in our condensed consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items[1]		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	October 1, 2021	December 31, 2020	October 1, 2021	December 31, 2020	October 1, 2021	December 31, 2020
Current maturities of long-term debt	$200	$—	$2	$—	$—	$—
Long-term debt	8,557	11,129	348	646	236	—
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Nine Months Ended
	October 1, 2021	December 31, 2020	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Foreign currency contracts	$—	$451	$6	$(23)	$(1)	$(4)
Foreign currency denominated debt	13,066	13,336	304	(445)	673	(452)
Total	$13,066	$13,787	$310	$(468)	$672	$(456)
During the nine months ended October 1, 2021, the Company reclassified a loss of $4 million related to net investment hedges from AOCI into earnings. The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three months ended October 1, 2021 and the three and nine months ended September 25, 2020. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended October 1, 2021 and September 25, 2020. The cash inflows and outflows associated with the Company’s derivative financial instruments designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.

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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $5,489 million and $5,727 million as of October 1, 2021 and December 31, 2020, respectively.
The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The total notional values of derivatives related to our economic hedges of this type were $200 million as of October 1, 2021 and December 31, 2020.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $1,024 million and $715 million as of October 1, 2021 and December 31, 2020, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		October 1, 2021	September 25, 2020
Foreign currency contracts	Net operating revenues	$2	$2
Foreign currency contracts	Cost of goods sold	(10)	(17)
Foreign currency contracts	Other income (loss) — net	(43)	53
Interest rate contracts	Interest expense	—	2
Commodity contracts	Cost of goods sold	(32)	34
Other derivative instruments	Selling, general and administrative expenses	(2)	20
Total		$(85)	$94

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Nine Months Ended
		October 1, 2021	September 25, 2020
Foreign currency contracts	Net operating revenues	$2	$64
Foreign currency contracts	Cost of goods sold	(17)	10
Foreign currency contracts	Other income (loss) — net	(39)	(33)
Interest rate contracts	Interest expense	(187)	2
Commodity contracts	Cost of goods sold	178	(33)
Other derivative instruments	Selling, general and administrative expenses	18	(12)
Other derivative instruments	Other income (loss) — net	(3)	(55)
Total		$(48)	$(57)

NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the nine months ended October 1, 2021, the Company issued U.S. dollar- and euro-denominated debt of $5,950 million and €3,150 million, respectively. The carrying value of this debt as of October 1, 2021 was $9,478 million. The general terms of the notes issued are as follows (in millions, except fixed interest rate data):

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
During the nine months ended October 1, 2021, the Company retired upon maturity €371 million total principal amount of notes due March 8, 2021, at a variable interest rate equal to the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.200 percent.
During the nine months ended October 1, 2021, the Company extinguished prior to maturity U.S. dollar- and euro-denominated debt of $6,500 million and €2,430 million, respectively, resulting in charges of $559 million recorded in the line item interest expense in our condensed consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying value of the debt extinguished, including the impact of the related fair value hedging relationships. We also incurred charges of $91 million as a result of the reclassification of related cash flow hedging balances from AOCI into income. The general terms of the notes that were extinguished are as follows (in millions, except fixed interest rate data):

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
NOTE 8: COMMITMENTS AND CONTINGENCIES
Guarantees
As of October 1, 2021, we were contingently liable for guarantees of indebtedness owed by third parties of $420 million, of which $115 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable.
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
Tax Audits
The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities, such as legislation and statutes, legislative intent, regulations, rulings and caselaw and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved. The number of years subject to tax audits or tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in income tax expense in the quarter in which the uncertainty disappears under any one of the following conditions: (1) the tax position is “more likely than not” to be sustained; (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Refer to Note 14.
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
The September 17, 2015 Notice from the IRS retroactively rejected the previously agreed-upon methodology for the 2007 through 2009 tax years in favor of an entirely different methodology, without prior notice to the Company. Using the new tax calculation methodology, the IRS reallocated over $9 billion of income to the U.S. parent company from its foreign licensees for tax years 2007 through 2009. Consistent with the Closing Agreement, the IRS did not assert penalties, and it has yet to do so.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of October 1, 2021. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of October 1, 2021 to $400 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2020 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 to 2020. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $12 billion as of December 31, 2020. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and nine months ended October 1, 2021 would increase the potential aggregate incremental tax and interest liability by approximately $250 million and $750 million, respectively. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2020, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.

The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax period. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax period, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $4.9 billion (including interest accrued through October 1, 2021), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $240 million and $265 million as of October 1, 2021 and December 31, 2020, respectively.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	October 1, 2021	December 31, 2020
Net foreign currency translation adjustments	$(12,147)	$(12,028)
Accumulated net gains (losses) on derivatives	(10)	(194)
Unrealized net gains (losses) on available-for-sale debt securities	(55)	28
Adjustments to pension and other postretirement benefit liabilities	(2,038)	(2,407)
Accumulated other comprehensive income (loss)	$(14,250)	$(14,601)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended October 1, 2021
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$7,357	$(3)	$7,354
Other comprehensive income:
Net foreign currency translation adjustments	(119)	(12)	(131)
Net gains (losses) on derivatives[1]	184	—	184
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(83)	—	(83)
Net change in pension and other postretirement benefit liabilities	369	(1)	368
Total comprehensive income (loss)	$7,708	$(16)	$7,692
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended October 1, 2021	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(636)	$39	$(597)
Reclassification adjustments recognized in net income	13	—	13
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(575)	—	(575)
Gains (losses) on net investment hedges arising during the period[1]	310	(77)	233
Net foreign currency translation adjustments	$(888)	$(38)	$(926)
Derivatives:
Gains (losses) arising during the period	$(26)	$7	$(19)
Reclassification adjustments recognized in net income	63	(16)	47
Net gains (losses) on derivatives[1]	$37	$(9)	$28
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(28)	$8	$(20)
Reclassification adjustments recognized in net income	(2)	—	(2)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(30)	$8	$(22)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(102)	$29	$(73)
Reclassification adjustments recognized in net income	56	(14)	42
Net change in pension and other postretirement benefit liabilities	$(46)	$15	$(31)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(927)	$(24)	$(951)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Nine Months Ended October 1, 2021	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$505	$(8)	$497
Reclassification adjustments recognized in net income	193	—	193
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,317)	—	(1,317)
Gains (losses) on net investment hedges arising during the period[1]	672	(168)	504
Reclassification adjustments for net investment hedges recognized in net income[1]	4	—	4
Net foreign currency translation adjustments	$57	$(176)	$(119)
Derivatives:
Gains (losses) arising during the period	$108	$(30)	$78
Reclassification adjustments recognized in net income	139	(33)	106
Net gains (losses) on derivatives[1]	$247	$(63)	$184
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(131)	$45	$(86)
Reclassification adjustments recognized in net income	4	(1)	3
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(127)	$44	$(83)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$251	$(46)	$205
Reclassification adjustments recognized in net income	218	(54)	164
Net change in pension and other postretirement benefit liabilities	$469	$(100)	$369
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$646	$(295)	$351
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended September 25, 2020	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$548	$(30)	$518
Reclassification adjustments recognized in net income	—	—	—
Gains (losses) on intra-entity transactions that are of a long-term investment nature	883	—	883
Gains (losses) on net investment hedges arising during the period[1]	(468)	117	(351)
Net foreign currency translation adjustments	$963	$87	$1,050
Derivatives:
Gains (losses) arising during the period	$41	$(9)	$32
Reclassification adjustments recognized in net income	(60)	15	(45)
Net gains (losses) on derivatives[1]	$(19)	$6	$(13)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(32)	$10	$(22)
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(31)	$10	$(21)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(44)	$9	$(35)
Reclassification adjustments recognized in net income	44	(11)	33
Net change in pension and other postretirement benefit liabilities	$—	$(2)	$(2)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$913	$101	$1,014
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Nine Months Ended September 25, 2020	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(2,627)	$196	$(2,431)
Reclassification adjustments recognized in net income	3	—	3
Gains (losses) on intra-entity transactions that are of a long-term investment nature	886	—	886
Gains (losses) on net investment hedges arising during the period[1]	(456)	114	(342)
Net foreign currency translation adjustments	$(2,194)	$310	$(1,884)
Derivatives:
Gains (losses) arising during the period	$(24)	$8	$(16)
Reclassification adjustments recognized in net income	(10)	3	(7)
Net gains (losses) on derivatives[1]	$(34)	$11	$(23)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(54)	$20	$(34)
Reclassification adjustments recognized in net income	(8)	2	(6)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(62)	$22	$(40)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(68)	$15	$(53)
Reclassification adjustments recognized in net income	130	(32)	98
Net change in pension and other postretirement benefit liabilities	$62	$(17)	$45
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(2,228)	$326	$(1,902)
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

The following table presents the amounts and line items in our condensed consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended October 1, 2021	Nine Months Ended October 1, 2021
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$13	$197
	Income before income taxes	13	197
	Income taxes	—	—
	Consolidated net income	$13	$197
Derivatives:
Foreign currency contracts	Net operating revenues	$21	$71
Foreign currency contracts	Cost of goods sold	6	9
Foreign currency contracts	Other income (loss) — net	35	(49)
Divestitures, deconsolidations and other[1]	Other income (loss) — net	—	6
Foreign currency and interest rate contracts	Interest expense	1	102
	Income before income taxes	63	139
	Income taxes	(16)	(33)
	Consolidated net income	$47	$106
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$(2)	$4
	Income before income taxes	(2)	4
	Income taxes	—	(1)
	Consolidated net income	$(2)	$3
Pension and other postretirement benefit liabilities:
Settlement charges[2]	Other income (loss) — net	$21	$104
Recognized net actuarial loss	Other income (loss) — net	34	115
Recognized prior service cost (credit)	Other income (loss) — net	(1)	(2)
Divestitures, deconsolidations and other[1]	Other income (loss) — net	2	1
	Income before income taxes	56	218
	Income taxes	(14)	(54)
	Consolidated net income	$42	$164
1 Refer to Note 2.
2 The settlement charges were related to our strategic realignment initiatives. Refer to Note 12.

NOTE 10: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended October 1, 2021	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
July 2, 2021	4,315	$24,255	$67,838	$(13,299)	$1,760	$17,781	$(51,831)	$2,006
Comprehensive income (loss)	—	1,458	2,471	(951)	—	—	—	(62)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.42 per share)	—	(1,815)	(1,815)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(10)	—	—	—	—	—	(10)
Contributions by noncontrolling interests	—	20	—	—	—	—	—	20
Impact related to stock-based compensation plans	4	225	—	—	—	148	77	—
October 1, 2021	4,319	$24,133	$68,494	$(14,250)	$1,760	$17,929	$(51,754)	$1,954

			Shareowners of The Coca-Cola Company
Nine Months Ended October 1, 2021	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2020	4,302	$21,284	$66,555	$(14,601)	$1,760	$17,601	$(52,016)	$1,985
Adoption of accounting standards[1]	—	19	19	—	—	—	—	—
Comprehensive income (loss)	—	7,692	7,357	351	—	—	—	(16)
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.26 per share)	—	(5,437)	(5,437)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(35)	—	—	—	—	—	(35)
Contributions by noncontrolling interests	—	20	—	—	—	—	—	20
Impact related to stock-based compensation plans	17	590	—	—	—	328	262	—
October 1, 2021	4,319	$24,133	$68,494	$(14,250)	$1,760	$17,929	$(51,754)	$1,954
1 Represents the adoption of Accounting Standards Update 2019-12, Simplifying the Accounting for Income Taxes, effective January 1, 2021.

			Shareowners of The Coca-Cola Company
Three Months Ended September 25, 2020	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
June 26, 2020	4,295	$19,189	$66,888	$(16,460)	$1,760	$17,367	$(52,071)	$1,705
Comprehensive income (loss)	—	2,756	1,737	1,014	—	—	—	5
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.41 per share)	—	(1,762)	(1,762)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(1)	—	—	—	—	—	(1)
Impact related to stock-based compensation plans	2	134	—	—	—	96	38	—
September 25, 2020	4,297	$20,316	$66,863	$(15,446)	$1,760	$17,463	$(52,033)	$1,709

			Shareowners of The Coca-Cola Company
Nine Months Ended September 25, 2020	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2019	4,280	$21,098	$65,855	$(13,544)	$1,760	$17,154	$(52,244)	$2,117
Comprehensive income (loss)	—	3,993	6,291	(1,902)	—	—	—	(396)
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.23 per share)	—	(5,283)	(5,283)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(12)	—	—	—	—	—	(12)
Impact related to stock-based compensation plans	17	520	—	—	—	309	211	—
September 25, 2020	4,297	$20,316	$66,863	$(15,446)	$1,760	$17,463	$(52,033)	$1,709
NOTE 11: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended October 1, 2021, the Company recorded other operating charges of $45 million. These charges included $31 million related to the Company’s productivity and reinvestment program, $12 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $4 million due to the Company’s strategic realignment initiatives and $1 million related to tax litigation expense. Other operating charges also included a net gain of $3 million related to the restructuring of our manufacturing operations in the United States.
During the nine months ended October 1, 2021, the Company recorded other operating charges of $478 million. These charges primarily consisted of $263 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $126 million due to the Company’s strategic realignment initiatives and $71 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $14 million related to tax litigation expense and a net charge of $4 million related to the restructuring of our manufacturing operations in the United States.
During the three months ended September 25, 2020, the Company recorded other operating charges of $372 million. These charges primarily consisted of $332 million due to the Company’s strategic realignment initiatives and $10 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $18 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $12 million related to the restructuring of our manufacturing operations in the United States.
During the nine months ended September 25, 2020, the Company recorded other operating charges of $747 million. These charges primarily consisted of $332 million related to the Company’s strategic realignment initiatives and $71 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included impairment charges of $160 million related to the Odwalla trademark and charges of $35 million related to discontinuing the Odwalla juice business. Other operating charges also included an impairment charge of $55 million related to a trademark in North America, which was driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company’s portfolio. Other operating charges also included $47 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $24 million related to the restructuring of our manufacturing operations in the United States.
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
Other Nonoperating Items
Interest Expense
During the nine months ended October 1, 2021, the Company recorded charges of $650 million related to the extinguishment of long-term debt. During the three and nine months ended September 25, 2020, the Company recorded charges of $405 million related to the extinguishment of long-term debt. Refer to Note 7.

Equity Income (Loss) — Net
During the three and nine months ended October 1, 2021, the Company recorded a net gain of $18 million and a net charge of $5 million, respectively. During the three and nine months ended September 25, 2020, the Company recorded net charges of $27 million and $128 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
Other Income (Loss) — Net
During the three months ended October 1, 2021, the Company recorded charges of $266 million related to the restructuring of our manufacturing operations in the United States. Additionally, the Company recognized a gain of $63 million related to the sale of a portion of our ownership interest in one of our equity method investments. The Company also recorded pension benefit plan settlement charges of $21 million related to our strategic realignment initiatives.
During the nine months ended October 1, 2021, the Company recognized a net gain of $695 million related to the sale of our ownership interest in CCA, an equity method investee, and a gain of $63 million related to the sale of a portion of our ownership interest in one of our equity method investments. Additionally, the Company recognized a net gain of $341 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded charges of $266 million related to the restructuring of our manufacturing operations in the United States and pension benefit plan settlement charges of $104 million related to our strategic realignment initiatives.
During the three months ended September 25, 2020, the Company recognized a net gain of $13 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded other postretirement benefit plan curtailment charges of $11 million related to our strategic realignment initiatives.
During the nine months ended September 25, 2020, the Company recognized a gain of $902 million in conjunction with the fairlife acquisition, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value, and a gain of $18 million related to the sale of a portion of our ownership interest in one of our equity method investments. These gains were partially offset by a net loss of $55 million related to economic hedging activities, an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America, and an impairment charge of $26 million associated with an investment in an equity security without a readily determinable fair value. The impairment charges were primarily driven by revised projections of future operating results. The Company also recorded a charge of $21 million related to the restructuring of our manufacturing operations in the United States, other postretirement benefit plan curtailment charges of $11 million related to our strategic realignment initiatives, and a net loss of $127 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities.
Refer to Note 2 for additional information on the sale of our ownership interest in CCA and the fairlife acquisition. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 6 for additional information on our economic hedging activities. Refer to Note 12 for additional information on the Company’s strategic realignment initiatives. Refer to Note 15 for additional information on the impairment charges and the charges related to the restructuring of our manufacturing operations in the United States. Refer to Note 16 for the impact that certain of these items had on our operating segments and Corporate.
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

The Company has incurred total pretax expenses of $657 million related to these strategic realignment initiatives since they commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 16 for the impact these expenses had on our operating segments and Corporate. Outside services reported in the tables below primarily relate to expenses in connection with legal and consulting activities. The Company currently expects the total costs of the strategic realignment initiatives will be approximately $675 million, including pension benefit plan settlement charges.
The following tables summarize the balance of accrued expenses related to these strategic realignment initiatives and the changes in the accrued amounts as of and for the three and nine months ended October 1, 2021 (in millions):

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
Accrued balance July 2, 2021	$29		$1	$4	$34
Costs incurred	25		1	(1)	25
Payments	(11)		(1)	(1)	(13)
Noncash and exchange	(20)	[1]	(1)	—	(21)
Accrued balance October 1, 2021	$23		$—	$2	$25
1 Includes pension benefit plan settlement charges. Refer to Note 13.

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
Accrued balance December 31, 2020	$181		$1	$3	$185
Costs incurred	211		17	2	230
Payments	(263)		(15)	(3)	(281)
Noncash and exchange	(106)	[1]	(3)	—	(109)
Accrued balance October 1, 2021	$23		$—	$2	$25
1 Includes pension benefit plan settlement charges. Refer to Note 13.
Productivity and Reinvestment Program
In February 2012, the Company announced a productivity and reinvestment program designed to strengthen our brands and reinvest our resources to drive long-term profitable growth. The program was expanded multiple times, with the last expansion occurring in April 2017. While we expect most of the remaining initiatives included in this program, which are primarily designed to further simplify and standardize our organization, to be completed by the end of 2022, certain initiatives may extend into 2023.
The Company has incurred total pretax expenses of $4,000 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our condensed consolidated statements of income. Refer to Note 16 for the impact these charges had on our operating segments and Corporate. Outside services reported in the tables below primarily include costs associated with consulting activities. Other direct costs reported in the tables below primarily include internal and external costs associated with the implementation of these initiatives and accelerated depreciation on certain fixed assets.
The following tables summarize the balance of accrued expenses related to our productivity and reinvestment program and the changes in the accrued amounts as of and for the three and nine months ended October 1, 2021 (in millions):

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
Accrued balance July 2, 2021	$16	$—	$3	$19
Costs incurred	(1)	28	4	31
Payments	(1)	(28)	—	(29)
Noncash and exchange	(2)	—	(1)	(3)
Accrued balance October 1, 2021	$12	$—	$6	$18

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
Accrued balance December 31, 2020	$15	$—	$2	$17
Costs incurred	1	57	13	71
Payments	(2)	(57)	(13)	(72)
Noncash and exchange	(2)	—	4	2
Accrued balance October 1, 2021	$12	$—	$6	$18
NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The total cost (income) for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Service cost	$25	$28	$2	$2
Interest cost	46	58	4	6
Expected return on plan assets[1]	(152)	(148)	(4)	(4)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss	34	43	—	2
Net periodic benefit cost (income)	(47)	(19)	1	5
Curtailment charges[2]	—	—	—	11
Settlement charges[2]	21	—	—	—
Total cost (income)	$(26)	$(19)	$1	$16
1 The weighted-average expected long-term rates of return on plan assets used in computing 2021 net periodic benefit cost (income) were 7.25 percent for pension benefit plans and 4.25 percent for other postretirement benefit plans.
2 The settlement charges were related to our strategic realignment initiatives. Refer to Note 12.

	Pension Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Service cost	$74	$84	$7	$8
Interest cost	137	176	11	17
Expected return on plan assets[1]	(454)	(440)	(13)	(12)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of net actuarial loss	114	128	1	4
Net periodic benefit cost (income)	(129)	(52)	4	15
Curtailment charges[2]	—	—	—	11
Settlement charges[2]	104	—	—	—
Total cost (income)	$(25)	$(52)	$4	$26
1 The weighted-average expected long-term rates of return on plan assets used in computing 2021 net periodic benefit cost (income) were 7.25 percent for pension benefit plans and 4.25 percent for other postretirement benefit plans.
2 The settlement charges were related to our strategic realignment initiatives. Refer to Note 12.
All amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our condensed consolidated statements of income. During the nine months ended October 1, 2021, the Company contributed $22 million to our pension trusts, and we anticipate making additional contributions of approximately $9 million during the remainder of 2021. The Company contributed $25 million to our pension trusts during the nine months ended September 25, 2020.

NOTE 14: INCOME TAXES
The Company recorded income taxes of $609 million (19.7 percent effective tax rate) and $441 million (20.2 percent effective tax rate) during the three months ended October 1, 2021 and September 25, 2020, respectively. The Company recorded income taxes of $2,111 million (22.3 percent effective tax rate) and $1,094 million (14.8 percent effective tax rate) during the nine months ended October 1, 2021 and September 25, 2020, respectively.
The Company’s effective tax rates for the three and nine months ended October 1, 2021 and September 25, 2020 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, as described in Note 11, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
The Company’s effective tax rates for the three and nine months ended October 1, 2021 included $75 million and $251 million, respectively, of net tax expense related to various discrete tax items, including changes in tax laws in certain foreign jurisdictions and the net tax impact of agreed-upon audit issues.
The Company’s effective tax rates for the three and nine months ended September 25, 2020 included $15 million of net tax expense and $138 million of net tax benefits, respectively, associated with various discrete tax items, including return to provision adjustments, excess tax benefits associated with the Company’s stock-based compensation arrangements, the net tax impact of tax law changes in certain foreign jurisdictions, and net tax charges for changes to our uncertain tax positions, including interest and penalties. The Company’s effective tax rate for the nine months ended September 25, 2020 also included a tax benefit of $40 million associated with the gain recorded upon the acquisition of the remaining interest in fairlife. Refer to Note 2 for additional information on the fairlife acquisition.
On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which the Tax Court predominantly sided with the IRS. The Company strongly disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 8.
NOTE 15: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

October 1, 2021	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$2,357	$221	$18		$105	$—		$2,701
Debt securities[1]	—	1,595	34		—	—		1,629
Derivatives[2]	71	634	—		—	(447)	[6]	258	[7]
Total assets	$2,428	$2,450	$52		$105	$(447)		$4,588
Liabilities:
Contingent consideration liability	$—	$—	$484	[5]	$—	$—		$484
Derivatives[2]	4	81	—		—	(80)		5	[7]
Total liabilities	$4	$81	$484		$—	$(80)		$489
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
6    The Company is obligated to return $354 million in cash collateral it has netted against its derivative positions.
7     The Company’s derivative financial instruments are recorded at fair value in our condensed consolidated balance sheet as follows: $258 million in the line item other assets and $5 million in the line item other liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and nine months ended October 1, 2021 and September 25, 2020.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended October 1, 2021 and September 25, 2020.

Nonrecurring Fair Value Measurements
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the following table (in millions):

	Gains (Losses)
	Three Months Ended			Nine Months Ended
	October 1, 2021		September 25, 2020	October 1, 2021		September 25, 2020
Assets held for sale	$(266)	[1]	$—	$(266)	[1]	$—
Impairment of intangible assets	—		—	—		(215)	[2]
Other-than-temporary impairment charges	—		—	—		(38)	[3]
Impairment of equity investment without a readily determinable fair value	—		—	—		(26)	[4]
Total	$(266)		$—	$(266)		$(279)
1 The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company recorded charges of $266 million in the line item other income (loss) — net related to the restructuring of our manufacturing operations in the United States. These charges, which were calculated based on Level 3 inputs, primarily impacted the line item property, plant and equipment in our condensed consolidated balance sheet.
2 The Company recorded impairment charges of $160 million related to its Odwalla trademark, as the Company decided in June 2020 to discontinue its Odwalla juice business. The Company recorded an impairment charge of $55 million related to a trademark in North America, which was driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company’s portfolio. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
3 The Company recognized an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America, primarily driven by revised projections of future operating results. The fair value of this investment was derived using discounted cash flow analyses based on Level 3 inputs.
4 The Company recorded an impairment charge of $26 million related to an investment in an equity security without a readily determinable fair value. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of October 1, 2021, the carrying value and fair value of our long-term debt, including the current portion, were $39,842 million and $40,795 million, respectively. As of December 31, 2020, the carrying value and fair value of our long-term debt, including the current portion, were $40,610 million and $43,218 million, respectively.

NOTE 16: OPERATING SEGMENTS
Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa		Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Three Months Ended October 1, 2021
Net operating revenues:
Third party	$1,758		$1,137	$3,478	$1,229		$753	$1,663		$24	$—	$10,042
Intersegment	157		—	1	145		—	2		1	(306)	—
Total net operating revenues	1,915		1,137	3,479	1,374		753	1,665		25	(306)	10,042
Operating income (loss)	1,028		712	868	594		114	81		(499)	—	2,898
Income (loss) before income taxes	1,050		716	630	604		116	462		(494)	—	3,084
Identifiable operating assets	8,213	[2]	1,839	19,118	2,254	[3]	7,784	10,213	[2,3]	22,004	—	71,425
Investments[1]	482		606	331	238		2	13,137		4,385	—	19,181
As of and for the Three Months Ended September 25, 2020
Net operating revenues:
Third party	$1,556		$809	$3,087	$1,207		$513	$1,474		$6	$—	$8,652
Intersegment	137		—	1	127		—	1		—	(266)	—
Total net operating revenues	1,693		809	3,088	1,334		513	1,475		6	(266)	8,652
Operating income (loss)	903		483	727	564		(31)	55		(403)	—	2,298
Income (loss) before income taxes	925		476	738	575		(29)	398		(902)	—	2,181
Identifiable operating assets	8,283	[2]	1,647	19,983	2,143	[3]	7,453	9,851	[2,3]	28,237	—	77,597
Investments[1]	544		577	356	236		6	13,765		4,103	—	19,587
As of December 31, 2020
Identifiable operating assets	$8,098	[2]	$1,597	$19,444	$2,073	[3]	$7,575	$10,521	[2,3]	$17,903	$—	$67,211
Investments[1]	517		603	345	240		4	14,183		4,193	—	20,085
1 Principally equity method investments and other investments in bottling companies.
2 Property, plant and equipment — net in South Africa represented 16 percent, 14 percent and 15 percent of consolidated property, plant and equipment — net as of October 1, 2021, September 25, 2020 and December 31, 2020, respectively.
3 Property, plant and equipment — net in the Philippines represented 10 percent of consolidated property, plant and equipment — net as of October 1, 2021, September 25, 2020 and December 31, 2020.
During the three months ended October 1, 2021, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $31 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $12 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 2.
•Operating income (loss) and income (loss) before income taxes were reduced by $7 million and $273 million, respectively, for North America related to the restructuring of our manufacturing operations in the United States. Refer to Note 15.
•Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Europe, Middle East and Africa and $1 million for North America, and operating income (loss) and income (loss) before income taxes were reduced by $1 million and $22 million, respectively, for Corporate due to the Company’s strategic realignment initiatives. Refer to Note 12.
•Income (loss) before income taxes was increased by $63 million for Corporate related to the sale of a portion of our ownership interest in one of our equity method investments. Refer to Note 2.

•Income (loss) before income taxes was increased by $18 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
During the three months ended September 25, 2020, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $41 million for Europe, Middle East and Africa, $22 million for Latin America, $121 million for North America and $32 million for Asia Pacific, and operating income (loss) and income (loss) before income taxes were reduced by $116 million and $127 million, respectively, for Corporate due to the Company’s strategic realignment initiatives. Refer to Note 12.
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
•Operating income (loss) and income (loss) before income taxes were reduced by $13 million for Corporate due to the Company’s productivity and reinvestment program. Operating income (loss) and income (loss) before income taxes were increased by $3 million for Europe, Middle East and Africa due to the refinement of previously established accruals related to the Company’s productivity and reinvestment program. Refer to Note 12.
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
•Income (loss) before income taxes was reduced by $27 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
Nine Months Ended October 1, 2021
Net operating revenues:
Third party	$5,094	$3,113	$9,793	$3,811	$2,030	$5,292	$58	$—	$29,191
Intersegment	461	—	4	468	—	7	1	(941)	—
Total net operating revenues	5,555	3,113	9,797	4,279	2,030	5,299	59	(941)	29,191
Operating income (loss)	2,990	1,942	2,610	2,046	215	314	(1,481)	—	8,636
Income (loss) before income taxes	3,049	1,952	2,405	2,078	221	1,201	(1,441)	—	9,465
Nine Months Ended September 25, 2020
Net operating revenues:
Third party	$4,264	$2,494	$8,583	$3,264	$1,381	$4,392	$25	$—	$24,403
Intersegment	364	—	3	381	—	4	—	(752)	—
Total net operating revenues	4,628	2,494	8,586	3,645	1,381	4,396	25	(752)	24,403
Operating income (loss)	2,578	1,526	1,603	1,727	(114)	130	(791)	—	6,659
Income (loss) before income taxes	2,632	1,455	1,623	1,749	(114)	762	(719)	—	7,388
During the nine months ended October 1, 2021, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $263 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 2.

•Operating income (loss) and income (loss) before income taxes were reduced by $71 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $63 million for Europe, Middle East and Africa, $11 million for Latin America, $14 million for North America and $13 million for Asia Pacific, and operating income (loss) and income (loss) before income taxes were reduced by $25 million and $129 million, respectively, for Corporate due to the Company’s strategic realignment initiatives. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $42 million and $308 million, respectively, for North America related to the restructuring of our manufacturing operations in the United States. Refer to Note 15.
•Operating income (loss) and income (loss) before income taxes were reduced by $14 million for Corporate related to tax litigation expense. Refer to Note 8.
•Income (loss) before income taxes was increased by $695 million for Corporate related to the sale of our ownership interest in CCA, an equity method investee. Refer to Note 2.
•Income (loss) before income taxes was increased by $341 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was increased by $63 million for Corporate related to the sale of a portion of our ownership interest in one of our equity method investments. Refer to Note 2.
•Income (loss) before income taxes was reduced by $650 million for Corporate related to charges associated with the extinguishment of long-term debt. Refer to Note 7.
•Income (loss) before income taxes was reduced by $37 million for Bottling Investments and was increased by $32 million for Corporate due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
During the nine months ended September 25, 2020, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $160 million for North America related to the impairment of our Odwalla trademark and $37 million related to the cost of discontinuing the Odwalla juice business.
•Operating income (loss) and income (loss) before income taxes were reduced by $41 million for Europe, Middle East and Africa, $22 million for Latin America, $121 million for North America and $32 million for Asia Pacific, and operating income (loss) and income (loss) before income taxes were reduced by $116 million and $127 million, respectively, for Corporate due to the Company’s strategic realignment initiatives. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $74 million for Corporate due to the Company’s productivity and reinvestment program. Operating income (loss) and income (loss) before income taxes were increased by $3 million for Europe, Middle East and Africa due to the refinement of previously established accruals related to the Company’s productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $55 million for North America related to the impairment of a trademark, which was driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company’s portfolio.
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
•Income (loss) before income taxes was reduced by $28 million for Latin America, $1 million for North America and $99 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
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
During the nine months ended October 1, 2021, the effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus continued to impact our business globally. In particular, the outbreak and preventive measures taken to contain COVID-19, including the spread of new variants, negatively impacted our unit case volume and increased our costs to manufacture and distribute our products. Our price, product and geographic mix was also negatively impacted, primarily due to unfavorable channel and product mix as consumer demand has shifted to more at-home consumption versus away-from-home consumption. However, the timing and number of people receiving vaccinations, the governmental actions to reopen certain economies around the world, and the substance and pace of the post-pandemic economic recovery are favorably impacting our business when compared to the prior year results. While uncertainties caused by the COVID-19 pandemic remain, we expect to continue to see improvements in our business as vaccines become more widely available around the world and vaccination rates increase.
Throughout the COVID-19 pandemic, business continuity, ensuring the safety of our associates and adapting to the needs of our customers have been critical. We have developed systemwide knowledge-sharing routines and processes, which include the management of supply chain challenges. While recent supply chain challenges have resulted in both missed opportunities and incremental costs, as of the date of this filing, there has been no material impact on our and our bottling partners’ ability to manufacture or distribute our products. Through revenue growth management, supply chain productivity initiatives and our commodity hedging program, we have been able to largely mitigate the impact of these incremental costs. However, we expect the existing supply chain challenges to continue in the near future, and we expect commodity and transportation costs to continue to increase in 2022. In addition, continuing uncertainties resulting from the COVID-19 pandemic, including the impact of recommended or mandated actions by governments and health authorities, could cause further supply chain or business disruptions, which may impact our operations. For example, since we are considered a federal contractor of the U.S. government, our U.S.-based employees are required to be fully vaccinated against COVID-19 by December 8, 2021, unless a medical or religious exemption applies. Our bottling partners and/or suppliers may be subject to, or voluntarily impose, a similar vaccine mandate. These challenges and continuing uncertainties may result in disruptions to our business, which could include, among other things, labor, ingredient and packaging material shortages, as well as reduced availability and/or increased shipping time of commercial transport. We will continue to take proactive steps in an effort to mitigate the impact of these disruptions and associated incremental costs. Together with our bottling partners and customers, we are working to ensure adequate inventory levels and partnering to forecast demand given changing conditions related to vaccination rates, infection levels and any government-imposed mobility restrictions. In addition, we continue to increase investments in e-commerce to support retailer and meal delivery services.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to Part II, “Item 1A. Risk Factors” and to the headings “Item 1A. Risk Factors” in Part I and “Our Business — Challenges and Risks” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when performing recoverability and impairment tests of current and noncurrent assets in various regions around the world.
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
The assessment of recoverability and the performance of impairment tests of current and noncurrent assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, costs of raw materials, delivery costs, the impact of any supply chain disruptions, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending, proceeds from the sale of assets and customers’ financial condition. These factors are even more difficult to estimate as a result of uncertainties associated with the scope, severity and duration of the global COVID-19 pandemic and any resurgences of the pandemic including, but not limited to, the number of people contracting the virus; the impact of shelter-in-place and social distancing requirements; the impact of governmental actions across the globe to contain the virus; vaccine availability, rates of vaccination and effectiveness of vaccines against existing and new variants of the virus; governmental or other vaccine mandates and associated business and supply chain disruptions; and the substance and pace of the post-pandemic economic recovery. The estimates we use when assessing the recoverability of assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe are consistent with those a market participant would use. The variability of these factors depends on a number of conditions, including uncertainties associated with the COVID-19 pandemic, and thus our accounting estimates may change from period to period. While uncertainties still exist, we expect to see continued improvements in our business as vaccines become more widely available, as vaccination rates increase, and as consumers return to many of their previous work routines as well as socializing and traveling. The Company has certain intangible and other long-lived assets that are more dependent on cash flows generated in away-from-home channels and/or that generate cash flows in geographic areas that are more heavily impacted by the COVID-19 pandemic and are therefore more susceptible to impairment. In addition, intangible and other long-lived assets we acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions at the time of acquisition. If we had used other assumptions and estimates when tests of these assets were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions, or if different conditions exist in future periods, future impairment charges could result. The total future impairment charges we may be required to record could be material.
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
When we analyze our net operating revenues, we generally consider the following factors: (1) volume growth (concentrate sales volume or unit case volume, as applicable); (2) changes in price, product and geographic mix; (3) foreign currency fluctuations; and (4) acquisitions and divestitures (including structural changes defined below), as applicable. Refer to the heading “Net Operating Revenues” below. The Company sells concentrates and syrups to both consolidated and unconsolidated bottling partners. The ownership structure of our bottling partners impacts the timing of recognizing concentrate revenue and concentrate sales volume. When we sell concentrates or syrups to our consolidated bottling partners, we do not recognize the concentrate revenue or concentrate sales volume until the bottling partner has sold finished products manufactured from the concentrates or syrups to a third party. When we sell concentrates or syrups to our unconsolidated bottling partners, we recognize the concentrate revenue and concentrate sales volume when the concentrates or syrups are sold to the bottling partner. The subsequent sale of the finished products manufactured from the concentrates or syrups to a third party does not impact the timing of recognizing the concentrate revenue or concentrate sales volume. When we account for an unconsolidated bottling partner as an equity method investment, we eliminate the intercompany profit related to these transactions to the extent of our ownership interest until the equity method investee has sold finished products manufactured from the concentrates or syrups to a third party. We typically report unit case volume when finished products manufactured from the concentrates or syrups are sold to a third party, regardless of our ownership interest in the bottling partner, if any.
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
Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2021 versus 2020
	Three Months Ended October 1, 2021		Nine Months Ended October 1, 2021
	Unit Cases[1,2,3]	Concentrate Sales[4]	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	6%	8%	8%	13%
Europe, Middle East & Africa	8%	8%	9%	15%
Latin America	8	11	7	13
North America	4	7	5	7	[5]
Asia Pacific	3	5	9	13
Global Ventures	15	20	18	24
Bottling Investments	3	N/A	11	N/A
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
4 Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. For Costa non-ready-to-drink products, concentrate sales volume represents the amount of coffee (in all instances expressed in unit case equivalents) sold by the Company to customers or consumers and is not based on average daily sales. Each of our quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2021 had five additional days when compared to the first quarter of 2020, and the fourth quarter of 2021 will have six fewer days when compared to the fourth quarter of 2020.
5 After considering the impact of structural changes, concentrate sales volume for North America grew 8 percent for the nine months ended October 1, 2021.
Unit Case Volume
Although a significant portion of our Company’s revenues is not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Three Months Ended October 1, 2021 versus Three Months Ended September 25, 2020
Unit case volume in Europe, Middle East and Africa increased 8 percent, which included 7 percent growth in Trademark Coca-Cola, 7 percent growth in sparkling flavors, 8 percent growth in hydration, sports, coffee and tea, and 18 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment reported growth in unit case volume of 12 percent in the Eurasia and Middle East operating unit, 12 percent in the Africa operating unit and 3 percent in the Europe operating unit.
Unit case volume in Latin America increased 8 percent, which included 5 percent growth in Trademark Coca-Cola, 13 percent growth in hydration, sports, coffee and tea, 9 percent growth in sparkling flavors and 18 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment’s volume performance included 3 percent growth in Mexico and 5 percent growth in Brazil.
Unit case volume in North America increased 4 percent, which included 10 percent growth in sparkling flavors, 9 percent growth in nutrition, juice, dairy and plant-based beverages, 3 percent growth in hydration, sports, coffee and tea, and even performance in Trademark Coca-Cola.

Unit case volume in Asia Pacific increased 3 percent, which included 4 percent growth in Trademark Coca-Cola, 4 percent growth in sparkling flavors, 9 percent growth in nutrition, juice, dairy and plant-based beverages, and even performance in hydration, sports, coffee and tea. The operating segment reported growth in unit case volume of 30 percent in the India and Southwest Asia operating unit, 1 percent in the Greater China and Mongolia operating unit, and 2 percent in the Japan and South Korea operating unit, partially offset by a decline in unit case volume of 5 percent in the ASEAN and South Pacific operating unit.
Unit case volume for Global Ventures increased 15 percent, driven by 20 percent growth in hydration, sports, coffee and tea, 1 percent growth in nutrition, juice, dairy and plant-based beverages, and growth in energy drinks.
Unit case volume for Bottling Investments increased 3 percent, which primarily reflects growth in India.
Nine Months Ended October 1, 2021 versus Nine Months Ended September 25, 2020
Unit case volume in Europe, Middle East and Africa increased 9 percent, which included 9 percent growth in Trademark Coca-Cola, 9 percent growth in sparkling flavors, 17 percent growth in nutrition, juice, dairy and plant-based beverages, and 3 percent growth in hydration, sports, coffee and tea. The operating segment reported growth in unit case volume of 14 percent in the Eurasia and Middle East operating unit, 12 percent in the Africa operating unit and 5 percent in the Europe operating unit.
Unit case volume in Latin America increased 7 percent, which included 6 percent growth in Trademark Coca-Cola, 7 percent growth in hydration, sports, coffee and tea, 7 percent growth in sparkling flavors, and 11 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment’s volume performance included 7 percent growth in Brazil and 2 percent growth in Mexico.
Unit case volume in North America increased 5 percent, which included 9 percent growth in sparkling flavors, 5 percent growth in hydration, sports, coffee and tea, 7 percent growth in nutrition, juice, dairy and plant-based beverages, and 2 percent growth in Trademark Coca-Cola.
Unit case volume in Asia Pacific increased 9 percent, which included 10 percent growth in Trademark Coca-Cola, 10 percent growth in sparkling flavors, 5 percent growth in hydration, sports, coffee and tea, and 19 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment reported growth in unit case volume of 37 percent in the India and Southwest Asia operating unit, 9 percent in the Greater China and Mongolia operating unit, 2 percent in the Japan and South Korea operating unit, and 1 percent in the ASEAN and South Pacific operating unit.
Unit case volume for Global Ventures increased 18 percent, driven by 13 percent growth in hydration, sports, coffee and tea, 2 percent growth in nutrition, juice, dairy and plant-based beverages, and growth in energy drinks.
Unit case volume for Bottling Investments increased 11 percent, which primarily reflects growth in India and South Africa.
Concentrate Sales Volume
During the three months ended October 1, 2021, worldwide concentrate sales volume increased 8 percent and unit case volume increased 6 percent compared to the three months ended September 25, 2020. During the nine months ended October 1, 2021, worldwide concentrate sales volume increased 13 percent and unit case volume increased 8 percent compared to the nine months ended September 25, 2020. Concentrate sales volume growth is calculated based on the amount of concentrate sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2021 had five additional days when compared to the first quarter of 2020, which contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments during the nine months ended October 1, 2021. In addition, the differences between concentrate sales volume and unit case volume growth rates during the three and nine months ended October 1, 2021 were also impacted by the timing of concentrate shipments, as certain bottlers adjusted inventory levels in an effort to manage through near-term supply chain disruptions. We expect the differences between concentrate sales volume and unit case sales volume growth rates to lessen over the remainder of the year, primarily as a result of the fourth quarter of 2021 having six fewer days when compared to the fourth quarter of 2020.

Net Operating Revenues
Three Months Ended October 1, 2021 versus Three Months Ended September 25, 2020
During the three months ended October 1, 2021, net operating revenues were $10,042 million, compared to $8,652 million during the three months ended September 25, 2020, an increase of $1,390 million, or 16 percent.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2021 versus 2020
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	8%	6%	2%	—%	16%
Europe, Middle East & Africa	8%	5%	—%	—%	13%
Latin America	11	23	7	—	41
North America	7	5	—	—	13
Asia Pacific	5	(3)	2	—	3
Global Ventures	20	19	8	—	47
Bottling Investments	3	6	4	—	13
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
•North America — favorable pricing initiatives and favorable channel and category mix;
•Asia Pacific — unfavorable geographic mix;
•Global Ventures — favorable channel mix primarily due to the reopening of Costa retail stores, partially offset by unfavorable product mix; and
•Bottling Investments — favorable price, category and package mix, partially offset by unfavorable geographic mix.

The favorable channel and package mix for the three months ended October 1, 2021 in all applicable operating segments was primarily a result of the gradual recovery in away-from-home channels in many markets in the current year and the impact of shelter-in-place and social distancing requirements in the prior year.
Fluctuations in foreign currency exchange rates increased our consolidated net operating revenues by 2 percent. This favorable impact was primarily due to a weaker U.S. dollar compared to certain foreign currencies, including the South African rand, British pound sterling, Mexican peso and Chinese yuan, which had a favorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific, Global Ventures and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Argentine peso, Japanese yen and Turkish lira, which had an unfavorable impact on our Latin America, Asia Pacific and Europe, Middle East and Africa operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
“Acquisitions and divestitures” generally refers to acquisitions and divestitures of brands or businesses, some of which the Company considers to be structural changes. The impact of acquisitions and divestitures is the difference between the change in net operating revenues and the change in what our net operating revenues would have been if we removed the net operating revenues associated with an acquisition or a divestiture from either the current year or the prior year, as applicable. Management believes that quantifying the impact that acquisitions and divestitures had on the Company’s net operating revenues provides investors with useful information to enhance their understanding of the Company’s net operating revenue performance by improving their ability to compare our period-to-period results. Management considers the impact of acquisitions and divestitures when evaluating the Company’s performance. Refer to the heading “Structural Changes, Acquired Brands and Newly Licensed Brands” above for additional information related to acquisitions and divestitures.
Nine Months Ended October 1, 2021 versus Nine Months Ended September 25, 2020
During the nine months ended October 1, 2021, net operating revenues were $29,191 million, compared to $24,403 million during the nine months ended September 25, 2020, an increase of $4,788 million, or 20 percent.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2021 versus 2020
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	13%	5%	2%	—%	20%
Europe, Middle East & Africa	15%	4%	2%	—%	20%
Latin America	13	12	(1)	—	25
North America	8	7	—	—	14
Asia Pacific	13	—	4	—	17
Global Ventures	24	13	10	—	47
Bottling Investments	13	5	3	—	21
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

•North America — favorable pricing initiatives and favorable channel and category mix;
•Asia Pacific — favorable product, channel and package mix, offset by unfavorable geographic mix;
•Global Ventures — favorable channel mix primarily due to the reopening of Costa retail stores, partially offset by unfavorable product mix; and
•Bottling Investments — favorable price, category and package mix, partially offset by unfavorable geographic mix.
The favorable channel and package mix for the nine months ended October 1, 2021 in all applicable operating segments was primarily a result of the gradual recovery in away-from-home channels in many markets in the current year and the impact of shelter-in-place and social distancing requirements in the prior year.
Fluctuations in foreign currency exchange rates increased our consolidated net operating revenues by 2 percent. This favorable impact was primarily due to a weaker U.S. dollar compared to certain foreign currencies, including the British pound sterling, South African rand, euro, Mexican peso and Chinese yuan, which had a favorable impact on our Europe, Middle East and Africa, Latin America, Asia Pacific, Global Ventures and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Argentine peso, Brazilian real, Turkish lira and Ethiopian birr, which had an unfavorable impact on our Latin America, Europe, Middle East and Africa and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Our gross profit margin increased to 60.4 percent for the three months ended October 1, 2021, compared to 59.9 percent for the three months ended September 25, 2020. Our gross profit margin increased to 61.4 percent for the nine months ended October 1, 2021, compared to 59.6 percent for the nine months ended September 25, 2020. These increases were primarily due to the impact of favorable pricing initiatives and favorable channel and package mix as a result of the gradual recovery in away-from-home channels in many markets in the current year, along with the impact of shelter-in-place and social distancing requirements in the prior year, partially offset by the impact of increased commodity and transportation costs. We expect commodity and transportation costs to continue to increase in 2022, and we will continue to proactively take actions in an effort to mitigate the impact of these incremental costs.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Stock-based compensation expense	$88	$52	$236	$88
Advertising expenses	1,173	870	3,208	2,142
Selling and distribution expenses	606	635	1,824	1,902
Other operating expenses	1,255	954	3,540	3,010
Selling, general and administrative expenses	$3,122	$2,511	$8,808	$7,142
During the three and nine months ended October 1, 2021, selling, general and administrative expenses increased $611 million, or 24 percent, and increased $1,666 million, or 23 percent, respectively, versus the prior year comparable periods. The increases were primarily due to higher short-term incentive and stock-based compensation expense and increased marketing spending, which was reduced in the prior year as a result of uncertainties associated with the COVID-19 pandemic. The increase in short-term incentive and stock-based compensation expense in the current year was due to a more favorable outlook for our financial performance in the current year, which resulted in higher payout assumptions as compared to the prior year. During the three and nine months ended October 1, 2021, foreign currency exchange rate fluctuations increased selling, general and administrative expenses by 2 percent and 3 percent, respectively.

The decrease in selling and distribution expenses during the three and nine months ended October 1, 2021 was primarily due to the impact of the COVID-19 pandemic on away-from-home channels, partially offset by the impact of foreign currency exchange rate fluctuations.
As of October 1, 2021, we had $384 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 2.1 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Europe, Middle East & Africa	$2	$38	$63	$38
Latin America	—	22	11	32
North America	(2)	133	18	395
Asia Pacific	—	32	13	32
Global Ventures	—	—	—	—
Bottling Investments	—	—	—	13
Corporate	45	147	373	237
Total	$45	$372	$478	$747
During the three months ended October 1, 2021, the Company recorded other operating charges of $45 million. These charges included $31 million related to the Company’s productivity and reinvestment program, $12 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife, LLC (“fairlife”) acquisition, $4 million due to the Company’s strategic realignment initiatives and $1 million related to tax litigation expense. Other operating charges also included a net gain of $3 million related to the restructuring of our manufacturing operations in the United States.
During the nine months ended October 1, 2021, the Company recorded other operating charges of $478 million. These charges primarily consisted of $263 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $126 million due to the Company’s strategic realignment initiatives and $71 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $14 million related to tax litigation expense and a net charge of $4 million related to the restructuring of our manufacturing operations in the United States.
During the three months ended September 25, 2020, the Company recorded other operating charges of $372 million. These charges primarily consisted of $332 million due to the Company’s strategic realignment initiatives and $10 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $18 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $12 million related to the restructuring of our manufacturing operations in the United States.
During the nine months ended September 25, 2020, the Company recorded other operating charges of $747 million. These charges primarily consisted of $332 million related to the Company’s strategic realignment initiatives and $71 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included impairment charges of $160 million related to the Odwalla trademark and charges of $35 million related to discontinuing the Odwalla juice business. Other operating charges also included an impairment charge of $55 million related to a trademark in North America, which was driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company’s portfolio. Other operating charges also included $47 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $24 million related to the restructuring of our manufacturing operations in the United States.
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

Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Europe, Middle East & Africa	35.5%	39.3%	34.6%	38.7%
Latin America	24.6	21.0	22.5	22.9
North America	29.9	31.7	30.2	24.1
Asia Pacific	20.5	24.5	23.7	25.9
Global Ventures	3.9	(1.4)	2.5	(1.7)
Bottling Investments	2.8	2.4	3.6	2.0
Corporate	(17.2)	(17.5)	(17.1)	(11.9)
Total	100.0%	100.0%	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Consolidated	28.9%	26.6%	29.6%	27.3%
Europe, Middle East & Africa	58.5%	58.0%	58.7%	60.5%
Latin America	62.7	59.7	62.4	61.2
North America	25.0	23.6	26.7	18.7
Asia Pacific	48.3	46.7	53.7	52.9
Global Ventures	15.1	(6.1)	10.6	(8.3)
Bottling Investments	4.9	3.7	5.9	3.0
Corporate	*	*	*	*
* Calculation is not meaningful.
Three Months Ended October 1, 2021 versus Three Months Ended September 25, 2020
During the three months ended October 1, 2021, operating income was $2,898 million, compared to $2,298 million during the three months ended September 25, 2020, an increase of $600 million, or 26 percent. The increase was driven by concentrate sales volume growth of 8 percent, favorable channel and package mix, effective cost management, lower other operating charges and a favorable foreign currency exchange rate impact, partially offset by higher short-term incentive and stock-based compensation expense along with increased marketing spending.
During the three months ended October 1, 2021, fluctuations in foreign currency exchange rates favorably impacted consolidated operating income by 4 percent due to a weaker U.S. dollar compared to certain foreign currencies, including the Mexican peso and South African rand, which had a favorable impact on our Latin America, Europe, Middle East and Africa, and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Argentine peso, Japanese yen and Turkish lira, which had an unfavorable impact on our Latin America, Asia Pacific and Europe, Middle East and Africa operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Company’s Europe, Middle East and Africa operating segment reported operating income of $1,028 million and $903 million for the three months ended October 1, 2021 and September 25, 2020, respectively. The increase in operating income was primarily driven by an 8 percent increase in concentrate sales volume, favorable channel and package mix, and lower other operating charges, partially offset by an unfavorable foreign currency exchange rate impact of 1 percent, higher short-term incentive expense and increased marketing spending.

Latin America reported operating income of $712 million and $483 million for the three months ended October 1, 2021 and September 25, 2020, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 11 percent; favorable pricing initiatives; favorable channel and package mix; a favorable foreign currency exchange rate impact of 12 percent; and lower other operating charges, partially offset by higher short-term incentive expense and increased marketing spending.
Operating income for North America for the three months ended October 1, 2021 and September 25, 2020 was $868 million and $727 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 7 percent; favorable pricing initiatives; favorable channel and category mix; and lower other operating charges, partially offset by increased marketing spending and higher short-term incentive expense.
Asia Pacific’s operating income for the three months ended October 1, 2021 and September 25, 2020 was $594 million and $564 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 5 percent, lower other operating charges and a favorable foreign currency exchange rate impact of 2 percent, partially offset by higher short-term incentive expense and increased marketing spending.
Global Ventures’ operating income for the three months ended October 1, 2021 was $114 million, while the operating segment’s operating loss for the three months ended September 25, 2020 was $31 million. The change in operating income was primarily driven by revenue growth as a result of the reopening of Costa retail stores in the United Kingdom and a favorable foreign currency exchange rate impact of 9 percent.
Bottling Investments’ operating income for the three months ended October 1, 2021 and September 25, 2020 was $81 million and $55 million, respectively. The increase in operating income was driven by volume growth of 3 percent; favorable price, category and package mix; and a favorable foreign currency exchange rate impact of 32 percent.
Corporate’s operating loss for the three months ended October 1, 2021 and September 25, 2020 was $499 million and $403 million, respectively. Operating loss in 2021 increased primarily as a result of increased marketing spending and higher short-term incentive and stock-based compensation expense.
Nine Months Ended October 1, 2021 versus Nine Months Ended September 25, 2020
During the nine months ended October 1, 2021, operating income was $8,636 million, compared to $6,659 million during the nine months ended September 25, 2020, an increase of $1,977 million, or 30 percent. The increase was driven by concentrate sales volume growth of 13 percent, favorable channel and package mix, effective cost management, a favorable foreign currency exchange rate impact and lower other operating charges, partially offset by higher short-term incentive and stock-based compensation expense and increased marketing spending.
During the nine months ended October 1, 2021, fluctuations in foreign currency exchange rates favorably impacted consolidated operating income by 2 percent due to a weaker U.S. dollar compared to certain foreign currencies, including the Mexican peso, Chinese yuan, Australian dollar and British pound sterling, which had a favorable impact on our Latin America, Asia Pacific, Europe, Middle East and Africa, and Global Ventures operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Argentine peso, Brazilian real and Turkish lira, which had an unfavorable impact on our Latin America and Europe, Middle East and Africa operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Company’s Europe, Middle East and Africa operating segment reported operating income of $2,990 million and $2,578 million for the nine months ended October 1, 2021 and September 25, 2020, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 15 percent, favorable channel and package mix, and a favorable foreign currency exchange rate impact of 1 percent, partially offset by increased marketing spending, higher short-term incentive expense and higher other operating charges.
Latin America reported operating income of $1,942 million and $1,526 million for the nine months ended October 1, 2021 and September 25, 2020, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 13 percent; favorable pricing initiatives; favorable channel and package mix; and lower other operating charges, partially offset by higher short-term incentive expense and increased marketing spending.
Operating income for North America for the nine months ended October 1, 2021 and September 25, 2020 was $2,610 million and $1,603 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 7 percent; favorable pricing initiatives; favorable channel and package mix; effective cost management and lower other operating charges, partially offset by higher short-term incentive expense and increased marketing spending.
Asia Pacific’s operating income for the nine months ended October 1, 2021 and September 25, 2020 was $2,046 million and $1,727 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of

13 percent; lower other operating charges and a favorable foreign currency exchange rate impact of 6 percent, partially offset by higher short-term incentive expense and increased marketing spending.
Global Ventures’ operating income for the nine months ended October 1, 2021 was $215 million, while the operating segment’s operating loss for the nine months ended September 25, 2020 was $114 million. The change in operating income was primarily driven by revenue growth as a result of the reopening of Costa retail stores in the United Kingdom and a favorable foreign currency exchange rate impact of 5 percent.
Bottling Investments’ operating income for the nine months ended October 1, 2021 and September 25, 2020 was $314 million and $130 million, respectively. The increase in operating income was primarily driven by volume growth of 11 percent; favorable price, category and package mix; and lower other operating charges, partially offset by an unfavorable foreign currency exchange rate impact of 11 percent.
Corporate’s operating loss for the nine months ended October 1, 2021 and September 25, 2020 was $1,481 million and $791 million, respectively. Operating loss in 2021 increased primarily as a result of higher short-term incentive and stock-based compensation expense, increased marketing spending and higher other operating charges.
Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have a slightly favorable impact on operating income through the end of the year.
Interest Income
During the three months ended October 1, 2021, interest income was $68 million, compared to $82 million during the three months ended September 25, 2020, a decrease of $14 million, or 17 percent. The decrease was primarily driven by lower investment balances. During the nine months ended October 1, 2021, interest income was $205 million, compared to $294 million during the nine months ended September 25, 2020, a decrease of $89 million, or 30 percent. The decrease was primarily driven by lower returns in certain of our international locations.
Interest Expense
During the three months ended October 1, 2021, interest expense was $210 million, compared to $660 million during the three months ended September 25, 2020, a decrease of $450 million, or 68 percent. The decrease was primarily due to charges in the prior year of $405 million associated with the extinguishment of long-term debt. During the nine months ended October 1, 2021, interest expense was $1,432 million, compared to $1,127 million during the nine months ended September 25, 2020, an increase of $305 million, or 27 percent. The increase was primarily due to charges associated with the extinguishment of long-term debt of $650 million in the current year versus charges of $405 million in the prior year. The increase in interest expense during the nine months ended October 1, 2021 was also driven by higher average long-term debt balances, partially offset by lower short-term U.S. interest rates and balances. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements.
Equity Income (Loss) — Net
Three Months Ended October 1, 2021 versus Three Months Ended September 25, 2020
During the three months ended October 1, 2021, equity income was $455 million, compared to equity income of $431 million during the three months ended September 25, 2020, an increase of $24 million, or 6 percent. This increase reflects, among other items, the impact of more favorable operating results reported by some of our equity method investees in the current year and a favorable impact from fluctuations in foreign currency exchange rates. Additionally, the Company recorded a net gain of $18 million and a net charge of $27 million during the three months ended October 1, 2021 and September 25, 2020, respectively, which represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Nine Months Ended October 1, 2021 versus Nine Months Ended September 25, 2020
During the nine months ended October 1, 2021, equity income was $1,136 million, compared to equity income of $774 million during the nine months ended September 25, 2020, an increase of $362 million, or 47 percent. This increase primarily reflects the impact of more favorable operating results reported by most of our equity method investees in the current year, as prior year results were more negatively impacted by the COVID-19 pandemic, along with a favorable foreign currency exchange rate impact. In addition, the Company recorded net charges of $5 million and $128 million during the nine months ended October 1, 2021 and September 25, 2020, respectively, which represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
Three Months Ended October 1, 2021 versus Three Months Ended September 25, 2020
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
During the three months ended October 1, 2021, other income (loss) — net was a loss of $127 million. Other income (loss) — net included charges of $266 million related to the restructuring of our manufacturing operations in the United States and pension benefit plan settlement charges of $21 million related to the Company’s strategic realignment initiatives. These charges were partially offset by income of $73 million related to the non-service cost components of net periodic benefit cost (income), a gain of $63 million related to the sale of a portion of our ownership interest in one of our equity method investments and dividend income of $18 million.
During the three months ended September 25, 2020, other income (loss) — net was income of $30 million. Other income (loss) — net included income of $44 million related to the non-service cost components of net periodic benefit cost (income). The Company also recognized a net gain of $13 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Additionally, the Company recorded other postretirement benefit plan curtailment charges of $11 million related to its strategic realignment initiatives.
None of the other items included in other income (loss) — net for the three months ended October 1, 2021 and September 25, 2020 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the sale of a portion of our ownership interest in one of our equity method investments. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the strategic realignment initiatives. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on net periodic benefit cost (income). Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the restructuring of our manufacturing operations in the United States. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
Nine Months Ended October 1, 2021 versus Nine Months Ended September 25, 2020
During the nine months ended October 1, 2021, other income (loss) — net was income of $920 million. The Company recognized a net gain of $695 million related to the sale of our ownership interest in Coca-Cola Amatil Limited (“CCA”), an equity method investee, to Coca-Cola Europacific Partners plc (“CCEP”), also an equity method investee, a net gain of $341 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a gain of $63 million related to the sale of a portion of our ownership interest in one of our equity method investments. Additionally, other income (loss) — net included income of $206 million related to the non-service cost components of net periodic benefit cost (income) and dividend income of $57 million. Other income (loss) — net also included charges of $266 million related to the restructuring of our manufacturing operations in the United States, pension benefit plan settlement charges of $104 million related to our strategic realignment initiatives and net foreign currency exchange losses of $47 million.
During the nine months ended September 25, 2020, other income (loss) — net was income of $788 million. The Company recognized a gain of $902 million in conjunction with the fairlife acquisition, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value. Other income (loss) — net also included income of $129 million related to the non-service cost components of net periodic benefit cost (income), dividend income of $48 million and a gain of $18 million related to the sale of a portion of our ownership interest in one of our equity method investments. These gains were partially offset by a net loss of $55 million related to economic hedging activities, an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America, an impairment charge of $26 million associated with an investment in an equity security without a readily determinable fair value and net foreign currency exchange losses of $36 million. The Company also recorded a charge of $21 million related to the restructuring of our manufacturing operations in the United States, other postretirement benefit plan curtailment charges of $11 million related to the Company’s strategic realignment initiatives and a net loss of $127 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities.
None of the other items included in other income (loss) — net for the nine months ended October 1, 2021 and September 25, 2020 was individually significant. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the sale of our ownership interest in CCA and other equity method investments and the fairlife acquisition. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for additional information on economic hedging activities. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the strategic realignment initiatives. Refer to Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on net periodic benefit cost (income). Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impairment charges and the restructuring of our manufacturing operations in the United States. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
Income Taxes
The Company recorded income taxes of $609 million (19.7 percent effective tax rate) and $441 million (20.2 percent effective tax rate) during the three months ended October 1, 2021 and September 25, 2020, respectively. The Company recorded income taxes of $2,111 million (22.3 percent effective tax rate) and $1,094 million (14.8 percent effective tax rate) during the nine months ended October 1, 2021 and September 25, 2020, respectively.
The Company’s effective tax rates for the three and nine months ended October 1, 2021 and September 25, 2020 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, as described in Note 11 of Notes to Condensed Consolidated Financial Statements, along with the tax benefits of having significant operations outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
The Company’s effective tax rates for the three and nine months ended October 1, 2021 included $75 million and $251 million, respectively, of net tax expense related to various discrete tax items, including changes in tax laws in certain foreign jurisdictions and the net tax impact of agreed-upon audit issues.
The Company’s effective tax rates for the three and nine months ended September 25, 2020 included $15 million of net tax expense and $138 million of net tax benefits, respectively, associated with various discrete tax items, including return to provision adjustments, excess tax benefits associated with the Company’s stock-based compensation arrangements, the net tax impact of tax law changes in certain foreign jurisdictions, and net tax charges for changes to our uncertain tax positions, including interest and penalties. The Company’s effective tax rate for the nine months ended September 25, 2020 also included a tax benefit of $40 million associated with the gain recorded upon the acquisition of the remaining interest in fairlife. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information on the fairlife acquisition.
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
At the end of each quarter, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company’s effective tax rate in 2021 is expected to be 18.6 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.
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
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $14.9 billion as of October 1, 2021. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $6.5 billion in unused lines of credit for general corporate purposes as of October 1, 2021. These backup lines of credit expire at various times from 2021 through 2025.

While uncertainties caused by the COVID-19 pandemic remain, we expect to continue to see improvements in our business as vaccines become more widely available. The timing and availability of vaccines will be different around the world, and therefore we believe the pace of the recovery will vary by geography depending on vaccine availability, rates of vaccination and the effectiveness of vaccines against existing and new variants of the virus, along with other macroeconomic factors. We will remain flexible so that we can adjust to uncertainties while we continue to move forward on the initiatives we implemented to emerge stronger from the COVID-19 pandemic. In 2021, we have been increasing marketing spending behind our brands to drive increased net operating revenues. We expect the return on that spending to become more favorable as mobility increases and away-from-home channels continue to recover. While many of the operating expenses that were significantly reduced in 2020 have increased in 2021, we will continue to focus on cash flow generation. Our current capital allocation priorities are focused on investing wisely to support our business operations and continuing to grow our dividend payment. We currently expect 2021 capital expenditures to be approximately $1.5 billion. In addition, we do not intend to repurchase shares under our Board of Directors’ authorized plan during the year ending December 31, 2021, and we do not intend to change our approach toward paying dividends.
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS; however, a final decision is still pending and the timing of such decision is not currently known. The Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In the event that all of the adjustments proposed by the IRS are ultimately upheld for tax years 2007 through 2009 and the IRS, with the consent of the federal courts, were to decide to apply the underlying methodology (“Tax Court Methodology”) to the subsequent years up to and including 2020, the Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $12 billion as of December 31, 2020. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the nine months ended October 1, 2021 would increase the potential aggregate incremental tax and interest liability by approximately $750 million. Once the Tax Court renders a final decision, the Company will have 90 days to file a notice of appeal and pay the portion of the potential aggregate incremental tax and interest liability related to the 2007 through 2009 litigation period, which we currently estimate to be approximately $4.9 billion (including interest accrued through October 1, 2021), plus any additional interest accrued through the time of payment. Refer to Note 8 of Notes to Condensed Consolidated Financial Statements for additional information on the tax litigation.
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
Cash Flows from Operating Activities
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers are 120 days. Additionally, two global financial institutions offer a voluntary supply chain finance (“SCF”) program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold as well as suppliers of goods and services included in selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. We have been informed by the financial institutions that as of October 1, 2021 and December 31, 2020, suppliers had elected to sell $860 million and $703 million, respectively, of our outstanding payment obligations to the financial institutions. The amounts settled through the SCF program were

$2,339 million and $2,076 million for the nine months ended October 1, 2021 and September 25, 2020, respectively. We do not believe there is a risk that our payment terms will be shortened in the near future, and we do not currently expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms in the foreseeable future.
In the fourth quarter of 2020, the Company started a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $4,595 million of trade accounts receivables under this program during the nine months ended October 1, 2021, and the costs of factoring such receivables were not material. The Company classifies the cash received from the financial institutions within the operating activities section of our consolidated statement of cash flows.
Net cash provided by operating activities during the nine months ended October 1, 2021 and September 25, 2020 was $9,231 million and $6,220 million, respectively, an increase of $3,011 million, or 48 percent. This increase was primarily driven by increased operating income, which includes the impact of five additional days when compared to the prior year, a benefit from our trade accounts receivable factoring program, a favorable impact of foreign currency exchange rate fluctuations, lower short-term incentive payments in 2021 as a result of the impact of the COVID-19 pandemic on our operating performance in 2020, lower payments in 2021 of prior year-end marketing accruals due to lower spending in 2020 as a result of the COVID-19 pandemic, and lower current year prepayments to customers. These items were partially offset by higher payments related to our strategic realignment initiatives along with higher tax payments in the current year. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on our strategic realignment initiatives.
Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended October 1, 2021 was $1,919 million and net cash used in investing activities for the nine months ended September 25, 2020 was $7,072 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the nine months ended October 1, 2021, purchases of investments were $4,732 million and proceeds from disposals of investments were $5,294 million, resulting in a net cash inflow of $562 million. During the nine months ended September 25, 2020, purchases of investments were $12,051 million and proceeds from disposals of investments were $6,482 million, resulting in a net cash outflow of $5,569 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended October 1, 2021, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $11 million. During the nine months ended September 25, 2020, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $989 million, which primarily related to the acquisition of the remaining ownership interest in fairlife. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended October 1, 2021, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $1,950 million, which primarily related to the sale of our ownership interest in CCA and the sale of a portion of our ownership interest in one of our equity method investments. During the nine months ended September 25, 2020, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $46 million, which primarily related to the sale of a portion of our ownership interest in one of our equity method investments. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the nine months ended October 1, 2021 and September 25, 2020 were $728 million and $759 million, respectively.
Cash Flows from Financing Activities
Net cash used in financing activities during the nine months ended October 1, 2021 was $6,591 million, and net cash provided by financing activities during the nine months ended September 25, 2020 was $5,973 million.

Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the nine months ended October 1, 2021, the Company had issuances of debt of $11,848 million, which included $2,210 million of issuances related to commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $9,638 million, net of related discounts and issuance costs.
The Company made payments of debt of $13,037 million during the nine months ended October 1, 2021, which included $2,240 million of payments of commercial paper and short-term debt with maturities greater than 90 days, $291 million of payments of commercial paper and short-term debt with maturities of 90 days or less, and net payments of long-term debt of $10,506 million. The payments of long-term debt included payments of $6,500 million and €2,430 million related to the extinguishment of long-term debt. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements.
Issuances of Stock
During the nine months ended October 1, 2021, the Company received cash proceeds from issuances of stock of $493 million, a decrease of $21 million when compared to cash proceeds from issuances of stock of $514 million during the nine months ended September 25, 2020. The issuances of stock during the nine months ended October 1, 2021 and September 25, 2020 were related to the exercise of stock options by employees.
Share Repurchases
During the nine months ended October 1, 2021, the Company did not repurchase common stock under the share repurchase plan authorized by our Board of Directors. The Company’s treasury stock activity includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The Company’s treasury stock activity during the nine months ended October 1, 2021 resulted in a cash outflow of $104 million.
Dividends
During the nine months ended October 1, 2021 and September 25, 2020, the Company paid dividends of $5,437 million and $3,522 million, respectively. As a result of timing, the Company paid the third quarterly dividend of 2021 in the third quarter and paid the third quarterly dividend of 2020 in the fourth quarter of 2020.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.42 per share at its October 2021 meeting. This dividend is payable on December 15, 2021 to shareowners of record as of the close of business on December 1, 2021.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Our Company conducts business in more than 200 countries and territories. Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on our net income and earnings per share. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates increased our operating income for the three and nine months ended October 1, 2021 by 4 percent and 2 percent, respectively.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2021.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended October 1, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The September 17, 2015 Notice from the IRS retroactively rejected the previously agreed-upon methodology for the 2007 through 2009 tax years in favor of an entirely different methodology, without prior notice to the Company. Using the new tax calculation methodology, the IRS reallocated over $9 billion of income to the U.S. parent company from its foreign licensees for tax years 2007 through 2009. Consistent with the Closing Agreement, the IRS did not assert penalties, and it has yet to do so.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of October 1, 2021. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of October 1, 2021 to $400 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2020 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 to 2020. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $12 billion as of December 31, 2020. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and nine months ended October 1, 2021 would increase the potential aggregate incremental tax and interest liability by approximately $250 million and $750 million, respectively. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2020, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax period. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax period, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $4.9 billion (including interest accrued through October 1, 2021), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated and supplemented in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2021 and as further updated and supplemented below, which could materially affect our business, financial condition or future results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.
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
The public health crisis caused by the COVID-19 pandemic and the measures that have been taken or that may be taken in the future by governments, businesses, including us and our bottling partners, and the public at large to limit the spread of COVID-19 have had, and we expect will continue to have, certain negative impacts on our business including, without limitation, the following:
•We have experienced a decrease in sales of certain of our products in markets around the world as a result of the COVID-19 pandemic. In particular, sales of our products in away-from-home channels have been significantly negatively affected by shelter-in-place requirements or recommendations, closings of restaurants and cancellations of major sporting and other events that were imposed as a result of the initial COVID-19 outbreak. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, resurgence of the pandemic in some markets has slowed the reopening process. If COVID-19 infection rates increase, the pandemic intensifies or expands geographically, or efforts to curb the pandemic are ineffective, the negative impacts of the pandemic on our sales could be more prolonged and may become more severe. While we initially experienced increased sales in at-home channels from pantry loading as consumers stocked up on certain of our products with the expectation of spending more time at home during the pandemic, such increased sales levels have not, and we expect will not, fully offset the overall sales pressures we have experienced, and we expect will continue to experience, in away-from-home channels while shelter-in-place and social distancing requirements or recommendations are in effect.
•In certain COVID-19 affected markets, consumer demand has shifted away from some of our more profitable beverages and away-from-home consumption to lower-margin products and at-home consumption, and this shift in consumer purchasing patterns is likely to continue while shelter-in-place and social distancing behaviors are required or recommended.
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
•We have faced, and may continue to face, delays in the delivery of concentrates, ingredients, packaging and equipment to our bottling partners as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of or congestion at ports, and capacity constraints experienced by our transportation contractors.
•Some of our bottling partners have experienced, and may experience in the future, temporary plant closures, production slowdowns, difficulty or delays in sourcing key ingredients, packaging and equipment, as well as disruptions in distribution operations as a result of the impact of the COVID-19 pandemic on their respective businesses.
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
•Disruptions in supply chains have placed, and may continue to place, constraints on our and our bottling partners’ ability to source beverage containers, such as cans and glass bottles, which has increased, and in the future may increase, our and our bottling partners’ packaging costs.
•As a result of the COVID-19 pandemic, including related governmental guidance or directives, we have required most office-based employees, including most employees based at our global headquarters in Atlanta, to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place.
•We are considered a federal contractor of the U.S. government and are therefore subject to recently announced U.S. federal regulations regarding COVID-19 vaccination requirements. Our U.S.-based employees are required to be fully vaccinated against COVID-19 by December 8, 2021, unless a medical or religious exemption applies. It is not currently possible to predict with any certainty the impact this requirement could have on our Company and its workforce. Risks include an impact on our ability to retain or hire employees, increased costs related to compliance, and potential disruptions to our operations. In addition, our bottling partners and/or suppliers may also be subject to, or voluntarily impose, a similar vaccine mandate, which could result in disruptions to our business and supply chain.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended October 1, 2021 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans[3]
July 3, 2021 through July 30, 2021	2,585	$56.34	—	161,029,667
July 31, 2021 through August 27, 2021	—	—	—	161,029,667
August 28, 2021 through October 1, 2021	—	—	—	161,029,667
Total	2,585	$56.34	—
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

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2021 and September 25, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2021 and September 25, 2020; (iii) Condensed Consolidated Balance Sheets as of October 1, 2021 and December 31, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2021 and September 25, 2020; and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ KATHY LOVELESS
Date:	October 28, 2021	Kathy Loveless Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	October 28, 2021	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)